Form 10-Q
period 1998-07-03
ANSWERTHINK CONSULTING GROUP INC
filed 1998-08-17
CIK 1057379

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 3, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-24343

                       ANSWERTHINK CONSULTING GROUP, INC.
               (Exact Name Of Company as specified in its charter)

            FLORIDA                                           65-0750100
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

1001 BRICKELL BAY DRIVE, SUITE 3000
        MIAMI, FLORIDA                                                 33131
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                (305) 375-8005
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes X    No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 3, 1998, there were 33,971,692 shares of common stock outstanding.

================================================================================

                       ANSWERTHINK CONSULTING GROUP, INC.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of July 3, 1998 and January 2, 1998         3

    Consolidated Statements of Operations for the Quarter and Six Months ended
       July 3, 1998 and for April 23, 1997 (inception) to June 30, 1997        4

    Consolidated Statements of Cash Flows for the Six months ended July 3, 1998
       and April 23, 1997 (inception) to June 30, 1997                         5


    Notes to Consolidated Financial Statements                                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                            9

PART II      OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   JULY 3,          JANUARY 2,
                                                                                     1998              1998
                                                                                ---------------   ---------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  18,806,414     $   3,173,262
   Short-term investments                                                            5,850,000              --
   Accounts receivable and unbilled revenue, net                                    20,868,651        10,157,720
   Prepaid expenses and other current assets                                           598,464           412,388
                                                                                ---------------   ---------------
      Total current assets                                                          46,123,529        13,743,370
Property and equipment, net                                                          2,816,844         2,495,295
Other assets                                                                         1,938,889           467,370
Goodwill, net                                                                       20,497,561        11,943,610
                                                                                ---------------   ---------------
      Total assets                                                               $  71,376,823      $ 28,649,645
                                                                                ===============  ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   2,163,168     $   1,437,292
   Accrued expenses and other liabilities                                            6,933,440         4,126,254
   Notes payable to shareholders, current portion                                    2,239,000              --
                                                                                ---------------   ---------------
      Total current liabilities                                                     11,335,608         5,563,546
                                                                                ---------------   ---------------
Obligations under capital leases                                                       266,782               --
Borrowings under revolving credit facility                                                 --          8,150,000
Notes payable to shareholders                                                        1,896,000         4,050,000
                                                                                ---------------   ---------------
      Total long-term liabilities                                                    2,162,782        12,200,000
                                                                                ---------------   ---------------
      Total liabilities                                                             13,498,390        17,763,546
                                                                                ---------------   ---------------
Commitments and contingencies
Convertible preferred stock                                                                --         10,040,196
                                                                                ---------------   ---------------
Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                          --                --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  33,971,692 shares at July 3, 1998; 23,378,592 shares at
     January 2, 1998                                                                    33,972            23,379
   Additional paid-in capital                                                      108,601,603        13,569,279
   Unearned compensation-restricted stock                                           (1,516,668)         (656,303)
   Accumulated deficit                                                             (49,240,474)      (12,090,452)
                                                                                ---------------   ---------------
      Total shareholders' equity                                                    57,878,433           845,903
                                                                                ---------------   ---------------
      Total liabilities and shareholders' equity                                 $  71,376,823     $  28,649,645
                                                                                ===============   ================


The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          ----------------   ---------------       ----------------
                                                           QUARTER ENDED      SIX MONTHS           APRIL 23, 1997
                                                              JULY 3,            ENDED               (INCEPTION)
                                                               1998             JULY 3,              TO JUNE 30,
                                                                                 1998                   1997
                                                          ----------------  ----------------       ----------------
Net revenues                                                $  23,043,386     $  41,575,156        $        62,090
Costs and expenses:
   Project personnel and expenses                              13,834,359        25,028,165              1,616,402
   Selling, general and administrative                          6,730,220        12,384,238              1,289,457
   Compensation related to vesting of restricted shares              --          40,843,400                   --
   Settlement costs                                                  --                --                1,755,541
                                                          ----------------  ----------------       ----------------
      Total costs and operating expenses                       20,564,579        78,255,803              4,661,400
                                                          ----------------  ----------------       ----------------
   Income (loss) from operations                                2,478,807       (36,680,647)            (4,599,310)
Other income (expense):
   Interest income                                                103,250           131,297                251,016
   Interest expense                                              (278,907)         (600,672)                  --
                                                          ----------------  ----------------       ----------------
      Net income (loss)                                    $    2,303,150     $ (37,150,022)          $ (4,348,294)
                                                          ================  ================       ================
Basic net income (loss) per common share                   $         0.13     $       (2.69)          $       --
                                                          ----------------  ----------------       ----------------
Weighted average common shares outstanding                     17,386,528        13,806,429                   --
                                                          ----------------  ----------------       ----------------
Diluted net income (loss) per common share                 $         0.07     $       (2.69)          $       --
                                                          ----------------  ----------------       ----------------
Weighted average common and common equivalent shares
   outstanding                                                 32,195,324        13,806,429                   --
                                                          ----------------  ----------------       ----------------

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS      APRIL 23, 1997
                                                                                 ENDED          (INCEPTION)
                                                                                JULY 3,         TO JUNE 30,
                                                                                 1998              1997
                                                                            ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (37,150,022)     $ (4,348,294)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Compensation related to vesting of restricted shares                        40,843,400              --
     Depreciation and amortization                                                1,419,052            15,450
Changes in assets and liabilities, net of effects from acquisitions:
   Increase in accounts receivable and unbilled revenue                          (9,735,222)          (63,000)
   Increase in prepaid expenses and other current and non-current assets           (346,616)         (141,141)
   Increase in accounts payable                                                     174,182         1,422,915
   Increase in accrued expenses and other liabilities                             1,353,904         1,011,177
                                                                            ----------------  ----------------
         Net cash used in operating activities                                   (3,441,322)       (2,102,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (1,133,519)         (500,793)
   Sale of property and equipment under sale/leaseback arrangement                  456,041              --
   Purchase of short-term investments                                            (5,850,000)             --
   Other, net                                                                      (142,919)             --
                                                                            ----------------  ----------------
         Net cash used in investing activities                                   (6,670,397)         (500,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                        38,711,790            57,917
   Repurchase of common stock                                                        (1,160)             --
   Proceeds from issuance of convertible preferred stock                          1,099,639        20,400,000
   Proceeds from revolving credit facility                                        3,000,000              --
   Repayment of revolving credit facility                                       (11,150,000)             --
   Repayment of shareholders notes                                               (6,340,035)             --
   Proceeds from capital lease obligation                                           507,015              --
   Repayment of obligation under capital lease                                      (82,378)             --
                                                                            ----------------  ----------------
         Net cash provided by financing activities                               25,744,871        20,457,917
                                                                            ----------------  ----------------
Net increase in cash and cash equivalents                                        15,633,152        17,854,231
Cash and cash equivalents at beginning of period                                  3,173,262               --
                                                                            ----------------  ----------------
Cash and cash equivalents at end of period                                    $  18,806,414     $  17,854,231
                                                                            ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

   Cash paid for interest                                                   $       738,142     $         --
   Cash paid for income taxes                                               $           --      $         --

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of AnswerThink Consulting Group, Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 2, 1998, included in the Form S-1 filed by the Company with the Securities and Exchange Commission. The condensed balance sheet data as of January 2, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the quarter and six months ended July 3, 1998, are not necessarily indicative of results for the full year.

2.    SHORT TERM INVESTMENTS

Short-term investments, consisting of interest bearing, investment-grade securities, are available-for-sale securities which are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported as a separate component of shareholders' equity. The difference between fair market value and cost was not material at July 3, 1998. There were no realized gains or losses from sales of available-for-sale securities for any period presented.

3.   NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation includes only the vested portion of common shares issued to employees under employment agreements and does not include shares that have not yet vested. Accordingly, common shares outstanding for the basic net income
(loss) per share computation, is significantly lower than actual shares issued and outstanding. During the period from April 23, 1997 (inception) to June 30, 1997, the only common shares outstanding were unvested shares issued pursuant to employment agreements. Therefore, for the basic net loss per common share calculation, there were no common shares outstanding during that period.

Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). Potentially dilutive shares as of July 3, 1998, which have not been included in the diluted per share calculation for the six months ended July 3, 1998, include 14,198,448 unvested shares issued pursuant to employment agreements. These shares were excluded from the calculation because their effects would be anti-dilutive due to the loss incurred by the Company for the six months ended July 3, 1998. Accordingly, for the six months ended July 3, 1998, diluted net loss per common share is the same as basic net loss per common share.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

The following table presents the calculation of earnings per share:

                                                                               FOR THE        FOR THE SIX
                                                                            QUARTER ENDED     MONTHS ENDED
                                                                             JULY 3, 1998     JULY 3, 1998
                                                                            ---------------  ---------------
      Net income (loss)                                                       $  2,303,150    $ (37,150,022)
                                                                            ===============  ===============
      Basic:
         Weighted average common shares outstanding                             17,386,528       13,806,429
                                                                            ===============  ===============
         Net income (loss) per share                                          $       0.13     $      (2.69)
                                                                            ===============  ===============
      Diluted:
         Weighted average common shares outstanding                             17,386,528             --
         Dilutive effects of unvested shares and stock options                  14,808,796             --
                                                                            ---------------  ---------------
         Weighted average common and common equivalent shares outstanding       32,195,324             --
                                                                            ===============  ===============
         Net income (loss) per share                                           $       0.07      $     (2.69)

                                                                            ---------------  ---------------

4.   NEW ACCOUNTING PRONOUNCEMENTS

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures are not required in the first year of adoption. The Company will adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact of such adoption on its reporting as currently presented.

5.   ACQUISITION AND NON-CASH ACTIVITIES

On May 20, 1998, the Company acquired all the outstanding shares of Legacy Technology, Inc. ("Legacy") for $2.6 million in promissory notes, which were paid during June 1998, plus 248,461 shares of the Company's common stock valued at $3.0 million. The sellers are also entitled to contingent consideration of approximately $1.3 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending April 30, 1999. Legacy is a Massachusetts-based provider of decision support and data warehouse solutions to Fortune 1000 companies.

The Company's acquisition of Legacy has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired company are included in the Company's consolidated results of operations from the date of acquisition. Contingent consideration, to the extent earned, will be recorded as additional goodwill.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.   ACQUISITION AND NON-CASH ACTIVITIES (CONTINUED)

The consideration for the Company's acquisition of Legacy has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses, are as follows:

        Fair value of net liabilities assumed (including transaction costs)                     $      (194,011)
        Goodwill                                                                                      5,758,043
        Common stock issued                                                                          (2,981,532)
        Note payable issued to Legacy shareholders                                                   (2,582,500)
                                                                                                ----------------
        Cash used in acquisition of Legacy                                                      $          --
                                                                                                ----------------

The following information presents the unaudited pro forma condensed results of operations for the period January 3, 1998 through July 3, 1998 as if the Company's acquisition of Legacy had occurred on January 3, 1998. The pro forma adjustments include additional amortization and interest expense in the amount of approximately $128,000 and $72,000, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisition occurred on January 3, 1998.

                                                                                                   PRO FORMA
                                                                                                  RESULTS OF
                                                                                                  OPERATIONS
                                                                                                ----------------
        Net revenues                                                                            $    43,604,293
        Net loss                                                                                $   (37,320,367)
        Net loss per common share--basic and diluted                                            $         (2.70)

On March 12, 1998, the Company amended the purchase agreement pursuant to which it acquired The Hackett Group, Inc. ("Hackett") to waive the earn-out provisions of the note payable and restricted shares that were issued at the time of the Hackett acquisition. In connection with such amendment, the Company recorded additional goodwill amounting to approximately $3.1 million, notes payable to shareholders totaling $1.4 million, accrued expenses and other liabilities of $338,000 and shareholders' equity of $1.3 million.

In May 1998, 1,790,026 shares of the Company's convertible preferred stock totaling $11.1 million were converted on a four-for-one basis into 7,160,104 shares of common stock.

6.   INITIAL PUBLIC OFFERING

In May 1998, the Company completed its initial public offering whereby the Company sold 3,324,500 shares of common stock. Net proceeds to the Company, after expenses, aggregated $38.5 million. The Company used $15.3 million of the proceeds from the offering to repay outstanding indebtedness, including $9 million for borrowings under the working capital line of credit and $6.3 million for notes payable to shareholders. The Company has invested the remainder of the net proceeds in short-term, interest bearing, investment-grade securities.

                       ANSWERTHINK CONSULTING GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

         AnswerThink Consulting Group, Inc. ("AnswerThink" or the "Company") is a rapidly growing provider of knowledge-based consulting and IT services to Fortune 1000 companies and other sophisticated buyers. The Company addresses its clients' strategic business needs by offering a wide range of integrated services or solutions, including benchmarking, process transformation, software package implementation, electronic commerce, decision support technology, technology architecture and integration and Year 2000 solutions. These solutions target a client's specific business functions (finance and administration, human resources, IT, sales and customer support, and supply chain management) and allow a business to reach beyond the enterprise and link the people, processes and technologies of the extended organization or "Interprise." AnswerThink markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results.

                                         APRIL 23, 1997
                                           (INCEPTION)                      QUARTER ENDED
                                                               -----------------------------------------
                                        TO JUNE 30, 1997         APRIL 3, 1998          JULY 3, 1998
                                        ------------------     ------------------    -------------------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Net revenues                            $     62  100.0%      $  18,532  100.0%      $  23,043  100.0%
Costs and expenses:
   Project personnel and expenses          1,616    nm           11,194    60.4%        13,834   60.0%
   Selling, general and administrative     1,290    nm            5,654    30.5%         6,730   29.2%
   Compensation related to vesting
     of restricted shares                    --    --            40,843   220.4%           --    --
   Settlement costs                        1,756    nm              --    --               --    --
                                        --------- --------    ---------- --------    ---------- --------
     Total costs and operating
     expenses                              4,662    nm           57,691   311.3%        20,564   89.2%
                                        --------- --------    ---------- --------    ---------- --------
     Income (loss) from operations        (4,600)   nm          (39,159)  211.3%         2,479   10.8%
Other income (expense):
     Interest income (expense), net          252  406.5%           (294)    1.6%          (176)   nm
                                        --------- --------    ---------- --------    ---------- --------
Net income (loss)                        $(4,348)   nm         $(39,453)  212.9%     $   2,303   10.0%
                                        --------- --------    ---------- --------    ---------- --------

QUARTER AND SIX MONTHS ENDED JULY 3, 1998 COMPARED TO INCEPTION PERIOD (APRIL 23, 1997 TO JUNE 30, 1997)

         Net revenues for the second quarter and six months ended July 3, 1998 were $23.0 million and $41.6 million, respectively. Net revenues totaled $62,000 during the period from April 23, 1997 to June 30, 1997 (the "Inception Period"). The Company reported net income for the second quarter of 1998 of $2.3 million and net loss for the first six months of 1998 of $37.2 million. The net loss in the six-month period was attributable to a one-time $40.8 million charge for compensation related to the vesting of restricted shares issued to the key executives at the Company's inception. Excluding the effect of the compensation charge the Company had net income of $3.7 million for the first six months of 1998. The net loss during the Inception Period totaled $4.3 million. The Company's primary activities during its initial stages of 1997 consisted of recruiting consultants and developing and building a service delivery model and the underlying information systems to support the future growth of the business. The Company also incurred settlement costs of $1.8 million during the Inception Period. These expenses related to the settlement of litigation initiated against the Company by an international accounting firm in connection with the resignation of certain of the Company's executive and management employees and the formation of the Company. The settlement costs consisted primarily of (i) payments to certain employees of the Company relating to obligations assumed by the Company for compensation earned during the period from December 1, 1996 to the date of the Company's inception by such employees, and (ii) legal fees incurred in connection with the litigation.

         In light of the Company's incorporation on April 23, 1997 and the absence of significant operations during the Inception Period, the following discussion presents a comparison of results for the second quarter of 1998 versus the first quarter of 1998 as management believes that this comparison provides a more meaningful presentation and helps to address the continuation of recent trends.

QUARTER ENDED JULY 3, 1998 COMPARED TO QUARTER ENDED APRIL 3, 1998

         NET REVENUES. Net revenues for the second quarter of 1998 increased by $4.5 million or 24.3% over the prior quarter as the Company continued to increase the number of clients served. In addition to the new clients, the Company also sold additional work to existing clients. The comparison of revenues to the prior quarter was also positively impacted by the Company's acquisition of Legacy Technology, Inc. ("Legacy") which was completed in May 1998. Legacy is a Massachusetts-based provider of decision support and data warehouse solutions.

         PROJECT PERSONNEL AND EXPENSES. Project personnel and expenses for the second quarter of 1998 increased by $2.6 million or 23.6% over the first quarter of 1998. The increase in project personnel and expenses over the prior quarter was primarily the result of the additional consultants hired during the quarter as well as the acquisition of Legacy. Project personnel and expenses as a percentage of net revenues decreased slightly in the second quarter of 1998 to 60.0%, compared to 60.4% during the first quarter. The number of consultants employed by the Company increased by 105 during the second quarter to 448 from 343 at the end of the first quarter.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 1998 increased by $1.1 million or 19.0% over the first quarter of 1998, but decreased as a percentage of revenues to 29.2% from 30.5%. The increase in selling, general and administrative expenses is primarily attributable to an increase in the number of functional support personnel employed combined with the acquisition of Legacy. The primary increases in support personnel were made in the finance, service delivery and sales and marketing areas.

         COMPENSATION RELATED TO VESTING OF RESTRICTED SHARES. The Company recorded a charge in the first quarter of 1998 of approximately $40.8 million relating to the vesting of restricted shares held by five of the Company's senior managers, one director and two managing directors of business units that were subject to certain performance vesting criteria. There are no additional restricted shares outstanding that are subject to performance criteria for vesting.

         INTEREST EXPENSE, NET. Net interest expense totaled $176,000 in the second quarter of 1998 compared to $294,000 in the first quarter of the year. Net interest expense decreased by $118,000 from the first quarter of 1998 primarily as a result of the repayment of a significant portion of the Company's debt during the quarter and an increase in interest earned on the Company's investments. The Company paid debt and increased investments using the proceeds of its initial public, which was completed during the second quarter.

AVAILABILITY OF NET OPERATING LOSSES

The Company did not record any tax provision in the first six months of 1998 as a result of the utilization of net operating loss carryforwards. In light of the recent organization of the Company and the loss experienced in fiscal 1997, a valuation allowance has been established for the entire deferred tax asset attributed to the remaining net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 1998, the Company had $18.8 million of cash and cash equivalents compared to $3.2 million at January 2, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston for up to $20 million. The credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants. There were no borrowings under this agreement as of July 3, 1998.

Net cash used in operating activities was $3.4 million for the six months ended July 3, 1998 compared to $2.1 million used during the Inception Period. During the Inception Period, net cash used in operating activities was primarily attributable to the operating loss of $4.3 million. During the first six months of 1998, the increase in cash used in operations related primarily to an increase in accounts receivable and unbilled revenue.

Net cash used in investing activities was $6.7 million for the first six months of 1998 compared to $501,000 during the Inception Period. The primary use of cash in 1998 was to purchase short-term investments amounting to $5.9 million. In May 1998, the Company acquired Legacy Technology, Inc. The purchase price included the issuance of $2.6 million in promissory notes (which were paid during June 1998) and $3.0 million (248,461 shares) of the Company's common stock.

Net cash provided by financing activities was $25.7 million in the first six months of 1998 compared to $20.5 million during the Inception Period. During the Inception Period, the primary source of cash was $20.4 million raised through the issuance of Series A Convertible Preferred Stock. In the first six months of 1998, $38.7 million of cash was provided from the issuance of common stock primarily from the Company's initial public offering, $3.0 million represented proceeds under the revolving credit facility and $1.1 million was provided from the issuance of convertible preferred stock. The Company used the proceeds from its initial public offering to repay $6.3 million in notes payable to shareholders and to repay all outstanding amounts under the revolving credit facility.

Based on the Company's current financial position and funds available under its credit facility or that may be generated from operations, the Company believes that it will be able to meet all of its currently anticipated short-term and long-term financial requirements.

Certain statements in this Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates.

YEAR 2000 ISSUE

Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue"). All of the Company's systems have been recently implemented and are Year 2000 compliant. The Company believes the Year 2000 Issue will not have a material adverse impact on the Company's financial condition or results of operations.

                       ANSWERTHINK CONSULTING GROUP, INC.
                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the period covered by this report, the Registrant effected the following sales of securities, which were not registered under the Securities Act of 1933. These transactions were effected without an underwriter.

         On May 5, 1998, the Registrant declared a one-for-two reverse stock split of all of its capital stock. As a result of this stock split, all shares of the Registrant's Common Stock, par value $.001 per share ("Common Stock"), Class A Convertible Preferred Stock, par value $.001 per share ("Class A Preferred") and Class B Convertible Preferred Stock, par value $.001 per share ("Class B Preferred" and collectively with the Class A Preferred, the "Preferred") were exchanged for one-half the number of such shares outstanding of each respective class prior to the stock split, excluding fractional shares resulting from such stock split, which were redeemed by the Registrant for cash. These shares were issued without registration under the Securities Act in reliance on an exemption contained in Section 3(a)(9).

         On May 20, 1998, the Registrant issued 269,166 shares of Common Stock to the former stockholders of Legacy Technology, Inc. ("Legacy") in connection with the Registrant's acquisition of Legacy. Pursuant to the terms of the Purchase Agreement, the former stockholders of Legacy subsequently returned 20,705 shares to the Registrant. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration under
Section 4(2).

(d) On May 27, 1998, the Registrant's Registration Statement on Form S-1 (No. 333-48123), registering the initial public offering of 3,850,000 shares of the Registrant's Common Stock (including 1,000,000 shares held by selling shareholders), plus an additional 577,500 shares (including 103,000 shares held by selling shareholders) to be sold in the event that the underwriters exercised the over-allotment option granted to them, became effective. The aggregate offering price of the 3,850,000 shares registered and sold pursuant to the Registration Statement was $50.1 million, of which $37.1 million represented the aggregate offering price of securities sold by the Registrant, and of which $13 million represented the aggregate offering price of securities sold by selling shareholders. The closing of the sale of all 3,850,000 shares occurred on June 2, 1998. On June 3, 1998, the underwriters exercised their over-allotment option with respect to all 577,500 shares of Common Stock covered by such option. All 577,500 shares covered by the over-allotment option were sold by the underwriters for an aggregate offering price of $7.5 million, of which $6.2 million represented the aggregate offering price of securities sold by the Registrant, and of which $1.3 million represented the aggregate offering price of securities sold by selling shareholders. The Registrant's initial public offering terminated upon the closing of the over-allotment option on June 9, 1998. Morgan Stanley Dean Witter, Donaldson, Lufkin & Jenrette, NationsBanc Montgomery Securities LLC and The Robinson-Humphrey Company acted as managing underwriters for the Registrant's initial public offering.

         Total underwriting discounts and commissions for the shares sold in the initial public offering, including the over-allotment option, totaled $4.0 million of which $3.0 million represented underwriting discounts and commissions for shares sold by the Registrant, and of which $1.0 million represented underwriting discounts and commissions for shares sold by the selling shareholders. In addition, in connection with the initial public offering the Registrant will reimburse the underwriters approximately $150,000 of expenses and incurred an estimated $1.6 million in additional expenses, resulting in total estimated expenses to the Registrant of approximately $4.6 million. None of the Registrant's expenses in connection with the offering were paid directly or indirectly to directors or officers of the Registrant or their associates, or to persons owning 10% or more of the Registrant's Common Stock or other affiliates of the Registrant. After deducting expenses, the Registrant received approximately $38.5 million in proceeds from the initial public offering.

         Of the $38.5 million in estimated net proceeds to the Registrant, $15.3 million was used to repay outstanding indebtedness, including $9 million for borrowings under the working capital line of credit and $6.3 million for notes payable to shareholders. The Company has invested the remainder of the net proceeds in short-term, interest bearing, investment-grade securities. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of April 23, 1998, shareholders holding (i) at least 70% of the Registrant's Common Stock then outstanding; (ii) 70% of the Registrant's Class A Preferred Stock then outstanding; and (iii) 100% of the Registrant's Class B Preferred then outstanding had consented in writing to the actions set forth below.

         1. The shareholders elected Fernando Montero to serve as a director to fill the vacancy resulting from the expansion of the Registrant's Board of Directors (the "Board"). After Mr. Montero's election to the Board, the directors continuing in office included, in addition to Mr. Montero: Ted A. Fernandez, Allan R. Frank, William C. Kessinger, Ulysses S. Knotts, III, Edmund
R. Miller and Bruce V. Rauner.

         2. The shareholders consented to the amendment of the Registrant's Amended and Restated Articles of Incorporation to (a) extend the period of time which the Registrant has to deliver certificates representing shares of the Registrant's stock that have not been redeemed by the Registrant in the event the Registrant effects a redemption of its Preferred; (b) extend the period of time which the Registrant has to deliver certificates representing shares of the Registrant's Common Stock that are to be delivered to holders of Preferred in the event the Preferred is converted into Common Stock; (c) add a provision providing for the automatic conversion of Preferred in the event the Registrant executes an underwriting agreement to conduct an initial public offering; and
(d) extend the period of time the Registrant has to notify holders of Preferred that a holder of Preferred has demanded that the Registrant redeem his shares; and

         3. The shareholders approved of the Registrant's reincorporation merger with and into a wholly-owned subsidiary of the Registrant, which merger was subsequently abandoned by the Registrant's Board.

         As of May 5, 1998, shareholders holding (i) at least 70% of the Registrant's Common Stock then outstanding; (ii) 70% of the Class A Preferred per share then outstanding; and (iii) 100% of the Class B Preferred then outstanding; then outstanding had consented in writing to the actions set forth below.

         1. The shareholders approved of a one-for-two reverse stock split of all of the Registrant's outstanding capital stock.

         2. The shareholders approved the adoption of the Registrant's Second Amended and Restated Articles of Incorporation, which amended the Registrant's Amended and Restated Articles of Incorporation to (a) increase the Registrant's authorized capital stock; (b) provide that amendments to the Registrant's bylaws by shareholders require the affirmative vote of at least two-thirds of the voting power of the outstanding shares of the Registrant's capital stock; (c) increase the number of shareholders required to call a special meeting to 80% of the voting power of all shares of each class of the Registrant's capital stock entitled to vote on action to be taken at such a special meeting, or the minimum number of votes of each class or series that would be necessary at such a meeting to take such action; (d) expand the Registrant's indemnification of directors, officers and agents of the Registrant to the fullest extent permitted by law; (e) elect that the Registrant not be subject to the "affiliated transaction" provision of the Florida Business Corporation Act, which prohibits corporate transactions with "interested insiders"; (f) establish the number of directors serving on the Board at a number from five to fifteen; (g) provide that the Board be divided into three classes, each serving a staggered, three year term; (h) provide that vacancies created by the expansion of the Board can be filled only by an affirmative vote of a majority of the directors then in office; and (i) provide that directors can only be removed from the Board for cause by the affirmative vote of two-thirds of the entire voting power of all then-outstanding shares of the Registrant voting as a class.

         3. The shareholders approved the Registrant's 1998 Stock Option and Incentive Plan.

         4. The shareholders approved the Registrant's Employee Stock Purchase Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)               EXHIBITS

          NUMBER  EXHIBIT
          ------  -------
            *3.1  Second Amended and Restated Articles of Incorporation
             3.2  Amended and Restated Bylaws

           **4.1  Specimen Common Stock Certificate

            10.1 Form of Employment Agreement dated as of May 26, 1998 between the Registrant and each of Ted A. Fernandez, Allan R. Frank and Ulysses S. Knotts, III

            10.2 Employment Agreement dated as of May 26, 1998 between the Registrant and Luis E. San Miguel

           *10.3  Registrant's 1998 Stock Option and Incentive Plan

           *10.4 Agreement and Plan of Merger among the Registrant, ACG-Florida Acquisition Sub, Legacy and the Shareholders of Legacy

            11.1  Statement of Computation of Per Share Earnings
            27.1  Financial Data Schedule

-----------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48123, which was declared effective by the Securities and Exchange Commission on May 27, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form 8-A, No. 000-24343, which was filed with Securities and Exchange Commission on May 23, 1998.

         (B)               REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended July 3, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANSWERTHINK CONSULTING GROUP, INC.

              Date: August 14, 1998           By: /s/ Luis E. San Miguel
                                                --------------------------------
                                                Luis E. San Miguel
                                                Executive Vice President,
                                                 Finance and Chief Executive
                                                 Officer

                                  EXHIBIT INDEX
                                  -------------

          NUMBER  EXHIBIT
          ------  -------
            *3.1  Second Amended and Restated Articles of Incorporation
             3.2  Amended and Restated Bylaws

           **4.1  Specimen Common Stock Certificate

            10.1 Form of Employment Agreement dated as of May 26, 1998 between the Registrant and each of Ted A. Fernandez, Allan R. Frank and Ulysses S. Knotts, III

            10.2 Employment Agreement dated as of May 26, 1998 between the Registrant and Luis E. San Miguel

           *10.3  Registrant's 1998 Stock Option and Incentive Plan

           *10.4 Agreement and Plan of Merger among the Registrant, ACG-Florida Acquisition Sub, Legacy and the Shareholders of Legacy

            11.1  Statement of Computation of Per Share Earnings
            27.1  Financial Data Schedule

---------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, No. 333-48123, which was declared effective by the Securities and Exchange Commission on May 27, 1998.

** Incorporated by reference to the Registrant's Registration Statement on Form 8-A, No. 000-24343, which was filed with Securities and Exchange Commission on May 23, 1998.