Form 10-Q
period 1998-10-02
ANSWERTHINK CONSULTING GROUP INC
filed 1998-11-16
CIK 1057379

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-24343

                       ANSWERTHINK CONSULTING GROUP, INC.
               --------------------------------------------------
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                       65-0750100
-------------------------------                        ----------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION
                                                          NUMBER)

 1001 BRICKELL BAY DRIVE, SUITE 3000
        MIAMI, FLORIDA                                      33131
------------------------------------                      ----------
(ADDRESS OF PRINCIPAL EXECUTIVE                           (ZIP CODE)
            OFFICES)

                                 (305) 375-8005
                 -----------------------------------------------
                (COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.      Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 2, 1998, there were 34,157,692 shares of common stock outstanding.

================================================================================



                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    OCTOBER 2,        JANUARY 2,
                                                                       1998              1998
                                                                   -------------     -------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  24,417,048     $   3,173,262
  Short-term investments                                               3,150,000              --
  Accounts receivable and unbilled revenue, net                       26,143,854        10,157,720
  Prepaid expenses and other current assets                              657,195           412,388
                                                                   -------------     -------------
     Total current assets                                             54,368,097        13,743,370

Property and equipment, net                                            2,901,557         2,495,295
Other assets                                                           1,808,312           467,370
Goodwill, net                                                         23,885,803        11,943,610
                                                                   -------------     -------------
     Total assets                                                  $  82,963,769     $  28,649,645
                                                                   =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   2,545,712     $   1,437,292
  Accrued expenses and other liabilities                              10,768,537         4,126,254
  Notes payable to shareholders, current portion                       2,239,000              --
                                                                   -------------     -------------
     Total current liabilities                                        15,553,249         5,563,546
                                                                   -------------     -------------

Obligations under capital leases                                         222,612              --
Borrowings under revolving credit facility                                  --           8,150,000
Notes payable to shareholders                                          1,896,000         4,050,000
                                                                   -------------     -------------
     Total long-term liabilities                                       2,118,612        12,200,000
                                                                   -------------     -------------
     Total liabilities                                                17,671,861        17,763,546
                                                                   -------------     -------------
Commitments and contingencies

Convertible preferred stock                                                 --          10,040,196
                                                                   -------------     -------------

Shareholders' equity
  Preferred stock, $.001 par value, 1,250,000 authorized, none
    issued and outstanding                                                  --                --
  Common stock, $.001 par value, authorized 125,000,000 shares;
    issued and outstanding: 34,157,692 shares at October 2,
    1998; 23,378,592 shares at January 2, 1998                            34,158            23,379
  Additional paid-in capital                                         111,961,135        13,569,279
  Unearned compensation-restricted stock                              (1,399,821)         (656,303)
  Accumulated deficit                                                (45,303,564)      (12,090,452)
                                                                   -------------     -------------
     Total shareholders' equity                                       65,291,908           845,903
                                                                   -------------     -------------
     Total liabilities and shareholders' equity                    $  82,963,769     $  28,649,645
                                                                   =============     =============


The accompanying notes are an integral part of the consolidated financial statements.



                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  QUARTER ENDED                 NINE MONTHS         APRIL 23, 1997
                                        --------------------------------           ENDED            (INCEPTION) TO
                                          OCTOBER 2,        SEPTEMBER 30,        OCTOBER 2,         SEPTEMBER 30,
                                             1998                1997               1998                 1997
                                        -------------       -------------       -------------       -------------
Net revenues                            $  28,043,616       $   2,697,654       $  69,618,772       $   2,759,744
Costs and expenses:
  Project personnel and expenses           16,607,325           3,730,458          41,635,490           5,346,060
  Selling, general and
  administrative                            7,674,349           2,931,638          20,058,587           4,221,996

  Compensation related to vesting
    of restricted shares                         --                  --            40,843,400                --
  Settlement costs                               --               124,761                --             1,880,602
                                        -------------       -------------       -------------       -------------
     Total costs and operating
     expenses                              24,281,674           6,786,857         102,537,477          11,448,658
                                        -------------       -------------       -------------       -------------
  Income (loss) from operations             3,761,942          (4,089,203)        (32,918,705)         (8,688,914)

Other income (expense):
  Interest income                             242,917             194,390             374,214             445,906
  Interest expense                            (67,949)               --              (668,621)               --
                                        -------------       -------------       -------------       -------------
     Net income (loss)                  $   3,936,910       $  (3,894,813)      $ (33,213,112)      $  (8,243,008)
                                        =============       =============       =============       =============

Basic net income (loss) per common
 share                                  $        0.16       $       (0.51)      $       (1.93)      $       (1.87)
                                        -------------       -------------       -------------       -------------
Weighted average common shares
  outstanding                              24,105,838           7,625,986          17,239,565           4,413,233
                                        -------------       -------------       -------------       -------------

Diluted net income (loss) per
  common share                          $        0.11       $       (0.51)      $       (1.93)      $       (1.87)
                                        -------------       -------------       -------------       -------------

Weighted average common and common
  equivalent shares outstanding            34,734,209           7,625,986          17,239,565           4,413,233
                                        -------------       -------------       -------------       -------------


The accompanying notes are an integral part of the consolidated financial statements.



                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      APRIL 23,
                                                                                                        1997
                                                                                   NINE MONTHS       (INCEPTION)
                                                                                      ENDED               TO
                                                                                    OCTOBER 2,         SEPTEMBER
                                                                                       1998             30, 1997
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(33,213,112)      $ (8,243,008)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation related to vesting of restricted shares                             40,843,400               --
    Depreciation and amortization                                                     2,342,903             87,819
    Provision for doubtful accounts                                                     250,000               --
Changes in assets and liabilities, net of effects from acquisitions:
  Increase in accounts receivable and unbilled revenue                              (13,404,545)        (1,693,881)
  Increase in prepaid expenses and other current and
   non-current assets                                                                  (392,195)          (422,505)

  Increase in accounts payable                                                          385,283            913,797
  Increase in accrued expenses and other liabilities                                  4,369,575            321,972
                                                                                   ------------       ------------
        Net cash provided by (used in) operating activities                           1,181,309         (9,035,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (1,543,065)        (1,034,825)
  Sale of property and equipment under sale/leaseback
   arrangement                                                                          456,040               --
  Purchases of short-term investments                                                (7,150,000)              --
  Sales of short-term investments                                                     4,000,000               --
  Cash used in acquisition of businesses, net of cash acquired                       (1,258,280)              --
  Other, net                                                                           (142,919)              --
                                                                                   ------------       ------------
        Net cash used in investing activities                                        (5,638,224)        (1,034,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                             38,711,790             67,585
  Repurchase of common stock                                                             (1,160)              --
  Proceeds from issuance of convertible preferred stock                               1,099,639         21,000,000
  Proceeds from revolving credit facility                                             3,000,000               --
  Repayment of revolving credit facility                                            (11,150,000)              --
  Repayment of shareholders notes                                                    (6,340,035)              --
  Proceeds from capital lease obligation                                                507,015               --
  Repayment of obligation under capital lease                                          (126,548)              --
                                                                                   ------------       ------------
        Net cash provided by financing activities                                    25,700,701         21,067,585
                                                                                   ------------       ------------

Net increase in cash and cash equivalents                                            21,243,786         10,996,954
Cash and cash equivalents at beginning of period                                      3,173,262               --
                                                                                   ------------       ------------
Cash and cash equivalents at end of period                                         $ 24,417,048       $ 10,996,954
                                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid for interest                                                           $    783,068       $       --
  Cash paid for income taxes                                                       $       --         $       --


The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of AnswerThink Consulting Group, Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended January 2, 1998, included in the Form S-1 filed by the Company with the Securities and Exchange Commission. The condensed balance sheet data as of January 2, 1998 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The consolidated results of operations for the quarter and nine months ended October 2, 1998, are not necessarily indicative of results for the full year.


2.   SHORT TERM INVESTMENTS

     Short-term investments, consisting of interest bearing, investment-grade securities, are available-for-sale securities which are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported as a separate component of shareholders' equity. The difference between fair market value and cost was not material at October 2, 1998. Realized gains or losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.


3.  NET INCOME (LOSS) PER COMMON SHARE

     Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. The calculation includes only the vested portion of common shares issued to employees under employment agreements and does not include shares that have not yet vested. Accordingly, common shares outstanding for the basic net income
(loss) per share computation is significantly lower than actual shares issued and outstanding.

     Diluted net income per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). Potentially dilutive shares as of October 2, 1998, which have not been included in the diluted per share calculation for the nine months ended October 2, 1998, include 9,869,950 unvested shares issued pursuant to employment agreements. These shares were excluded from the calculation because their effects would be anti-dilutive due to the loss incurred by the Company for the nine months ended October 2, 1998. Accordingly, for the nine months ended October 2, 1998, diluted net loss per common share is the same as basic net loss per common share.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.  NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

     The following table presents the calculation of earnings per share:

                                           QUARTER ENDED              NINE MONTHS     APRIL 23, 1997
                                     ----------------------------        ENDED        (INCEPTION) TO
                                     OCTOBER 2,     SEPTEMBER 30,      OCTOBER 2,      SEPTEMBER 30,
                                        1998            1997             1998               1997
                                     -----------     -----------      ------------      ------------
Net income (loss)                    $ 3,936,910     $(3,894,813)     $(33,213,112)     $(8,243,008)
                                     ===========     ===========      ============      ===========
Basic:
  Weighted average common shares
    outstanding                       24,105,838       7,625,986        17,239,565        4,413,233
                                     ===========     ===========      ============      ===========
  Basic net income (loss) per
    common share                     $      0.16     $     (0.51)     $      (1.93)     $     (1.87)
                                     ===========     ===========      ============      ===========
Diluted:
  Weighted average common shares
    outstanding                       24,105,838       7,625,986        17,239,565        4,413,233
  Dilutive effects of unvested
    shares and stock options          10,628,371            --                --               --
                                     -----------     -----------      ------------      -----------
  Weighted average common and
    common equivalent shares
    outstanding                       34,734,209       7,625,986        17,239,565        4,413,233
                                     ===========     ===========      ============      ===========
  Diluted net income (loss) per
  common share                       $      0.11     $     (0.51)     $      (1.93)     $     (1.87)
                                     ===========     ===========      ============      ===========

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

5.  ACQUISITION AND NON-CASH ACTIVITIES

     In May 1998, the Company acquired all the outstanding shares of Legacy Technology, Inc. ("Legacy") for $2.6 million in promissory notes, which were paid during June 1998, plus 248,461 shares of the Company's common stock valued at $3.0 million. The sellers are also entitled to contingent consideration of approximately $1.3 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending April 30, 1999. Legacy is a Massachusetts-based provider of decision support and data warehouse solutions to Fortune 1000 companies.

     In September 1998, the Company acquired all the outstanding shares of Infinity Consulting Group, Inc. ("Infinity") for 186,000 shares of the Company's common stock valued at $3.4 million and $2.8 million in cash. The sellers are also entitled to contingent consideration of approximately $1.6 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending August 31, 1999. Infinity is an Indiana-corporation engaged in the business of delivering PeopleSoft application solutions.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  ACQUISITION AND NON-CASH ACTIVITIES (CONTINUED)

     The Company's acquisitions of Legacy and Infinity have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the date of acquisition. Contingent consideration, to the extent earned, will be recorded as additional goodwill.

     The aggregate consideration for the Company's acquisitions of Legacy and Infinity has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses, are as follows:

    Fair value of net assets assumed excluding cash acquired        $   697,589
    Goodwill                                                          9,484,441
    Common stock issued                                              (6,341,250)
    Note payable issued to shareholders                              (2,582,500)
                                                                    -----------
    Cash used in acquisitions of businesses, net of cash acquired   $ 1,258,280
                                                                    -----------

     The following information presents the unaudited pro forma condensed results of operations for the period January 3, 1998 through October 2, 1998 as if the Company's acquisitions of Legacy and Infinity had occurred on January 3, 1998. The pro forma adjustments include additional amortization and interest expense in the amount of approximately $314,000 and $72,000, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on January 3, 1998.

                                                              PRO FORMA
                                                              RESULTS OF
                                                              OPERATIONS
                                                            --------------
       Net revenues                                         $  78,272,540
       Net loss                                             $ (31,745,344)
       Net loss per common share--basic and diluted         $       (1.84)

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

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


7.  AVAILABILITY OF NET OPERATING LOSSES

     The Company did not record any tax provision in the first nine months of 1998 as a result of the utilization of net operating loss carryforwards. As of January 2, 1998, the Company had a net operating loss carryforward for financial reporting purposes of approximately $12 million. As of October 2, 1998, approximately $4 million of this net operating loss carryforward was available. The $40.8 million compensation expense relating to the vesting of restricted shares that the Company recorded during the first quarter of 1998 does not give rise to a net operating loss carryforward since it was not deductible for income tax purposes. In light of the recent organization of the Company and the loss experienced in fiscal 1997, a valuation allowance has been established for the entire deferred tax asset attributed to the remaining net operating loss carryforwards.

                       ANSWERTHINK CONSULTING GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates.

OVERVIEW

     AnswerThink Consulting Group, Inc. ("AnswerThink" or the "Company") is a rapidly growing provider of knowledge-based consulting and information technology ("IT") services to Fortune 1000 companies and other sophisticated buyers. The Company addresses its clients' strategic business needs by offering a wide range of integrated services or solutions, including benchmarking, process transformation, software package implementation, electronic commerce, decision support technology, technology architecture and integration and Year 2000 solutions. These solutions target a client's specific business functions (finance and administration, human resources, IT, sales and customer support, and supply chain management) and allow a business to reach beyond the enterprise and link the people, processes and technologies of the extended organization or "Interprise." AnswerThink markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results.

                                                QUARTER ENDED                                              APRIL 23, 1997
                                  -------------------------------------------      NINE MONTHS ENDED       (INCEPTION) TO
                                   OCTOBER 2, 1998           JULY 3, 1998           OCTOBER 2, 1998      SEPTEMBER 30, 1997
                                  -----------------        ------------------      -----------------     -------------------
Net revenues                      $28,044    100.0%        $23,043    100.0%        69,619    100.0%     $ 2,760      100.0%
Costs and expenses:
  Project personnel and
  expenses                         16,607     59.2%         13,834     60.0%        41,635     59.8%       5,346      193.7%
  Selling, general and
  administrative                    7,675     27.4%          6,730     29.2%        20,059     28.8%       4,222      152.9%
  Compensation related to
    vesting of restricted
    shares                           --         --             --        --         40,843     58.7%          --        --
  Settlement costs                   --         --             --        --             --       --        1,881       68.2%
                                  -------    -----          ------    -----        -------    -----      -------      -----
     Total costs and
     operating expenses            24,282     86.6%         20,564     89.2%       102,537    147.3%      11,449      414.8%
                                  -------    -----         -------    -----        -------   ------      -------     ------
                                    3,762     13.4%          2,479     10.8%       (32,918)   (47.3%)     (8,689)    (314.8%)
  Income (loss) from operations
Other income (expense):
  Interest income (expense),
  net                                 175      0.6%           (176)    (0.8%)        (295)     (0.4%)        446       16.1%
                                  =======    =====         =======    =====        ======     =====      =======      =====
     Net income (loss)            $ 3,937     14.0%        $ 2,303     10.0%      (33,213)    (47.7%)    $(8,243)    (298.7%)
                                  =======    =====         =======    =====        ======     =====      =======      =====


     In light of the Company's incorporation on April 23, 1997 and the absence of significant operations during the period from April 23, 1997 to September 30, 1997 (the "Inception Period"), the following discussion presents a comparison of results for the third quarter of 1998 versus the second quarter of 1998 as management believes that this comparison provides a more meaningful presentation and helps address the continuation of recent trends.

QUARTER ENDED OCTOBER 2, 1998 COMPARED TO QUARTER ENDED JULY 3, 1998

     NET REVENUES. Net revenues for the third quarter of 1998 increased by $5.0 million or 21.7% over the prior quarter as the Company continued to increase the number of clients served and also sold additional work to existing clients. The comparison of revenues to the prior quarter was also positively impacted by the Company's acquisition of Legacy Technology, Inc. ("Legacy") in May 1998, which resulted in three months of operations of Legacy included in the third quarter of 1998 compared to two months included in the second quarter.

     PROJECT PERSONNEL AND EXPENSES. Project personnel and expenses for the second quarter of 1998 increased by $2.8 million or 20.0% over the second quarter of 1998. The increase in project personnel and expenses over the prior quarter was primarily the result of the additional consultants hired during the quarter. Project personnel and expenses as a percentage of net revenues decreased slightly in the third quarter of 1998 to 59.2% compared to 60.0% during the second quarter due primarily to a decrease in the average cost per consultant. The number of consultants employed by the Company increased by 136 during the third quarter to 584 from 448 at the end of the second quarter.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 1998 increased by $945,000 or 14.0% over the second quarter of 1998, but decreased as a percentage of revenues to 27.4% from 29.2%. The increase in selling, general and administrative expenses is primarily attributable to an increase in training and selling costs as well as a $250,000 provision for doubtful accounts relating primarily to the bankruptcy filing of a client. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to the Company's ability to leverage its infrastructure to acquired companies which helped control the increase in functional support personnel.

     INTEREST INCOME (EXPENSE), NET. Net interest income totaled $175,000 in the third quarter of 1998 compared to $176,000 of net interest expense in the second quarter of the year. Net interest income in the third quarter is due to the interest earned on the Company's investments made using the proceeds of its initial public offering which was completed in the second quarter. Net interest expense in the second quarter is primarily the result of the Company's debt outstanding during the quarter prior to its initial public offering.

NINE MONTHS ENDED OCTOBER 2, 1998 COMPARED TO INCEPTION PERIOD (APRIL 23, 1997 TO SEPTEMBER 30, 1997)

     Net revenues for the nine months ended October 2, 1998 were $69.6 million compared to $2.8 million during the Inception Period. Net revenues for the first nine months of 1998 were significantly higher than the Inception Period as the 1998 period included the results of the Company's acquisitions and included nine months compared to approximately five months in 1997. The Inception Period consisted primarily of start-up activities.

     The Company's net loss for the first nine months of 1998 was $33.2 million compared to a net loss for the Inception Period of $8.2 million. The net loss for the first nine months of 1998 was attributable to a one-time $40.8 million charge for compensation related to the vesting of restricted shares issued to key executives. Excluding the effect of the compensation charge, the Company would have had net income of $7.6 million for the first nine months of 1998. These results reflect the positive impact of the acquisitions on operations, continued aggressive hiring of consultants by the Company, and an increase in the number of clients served. The net loss during the Inception Period was primarily a result of the Company's start-up activities. The Company's primary activities during its initial stages in 1997 consisted of recruiting consultants and developing and building a service delivery model and the underlying information systems to support the future growth of the business. The Company also incurred settlement costs of $1.9 million during the Inception Period.

AVAILABILITY OF NET OPERATING LOSSES

     The Company did not record any tax provision in the first nine months of 1998 as a result of the utilization of net operating loss carryforwards. As of January 2, 1998, the Company had a net operating loss carryforward for financial reporting purposes of approximately $12 million. As of October 2, 1998, approximately $4 million of this net operating loss carryforward was available. The $40.8 million compensation expense relating to the vesting of restricted shares that the Company recorded during the first quarter of 1998 does not give rise to a net operating loss carryforward since it was not deductible for income tax purposes. In light of the recent organization of the Company and the loss experienced in fiscal 1997, a valuation allowance has been established for the entire deferred tax asset attributed to the remaining net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     At October 2, 1998, the Company had $24.4 million of cash and cash equivalents compared to $3.2 million at January 2, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston for up to $20 million. The credit facility is secured by substantially all of the Company's assets and contains certain restrictive covenants. There were no borrowings under this credit facility as of October 2, 1998.

     Net cash provided by operating activities was $1.2 million for the nine months ended October 2, 1998 compared to $9.0 million used during the Inception Period. During the Inception Period, net cash used in operating activities was primarily attributable to the operating loss of $8.2 million. During the first nine months of 1998, the increase in cash provided by operations related primarily to the Company's earnings, excluding the effects of non-cash charges, and an increase in accrued expenses and other liabilities, partially offset by a $13.4 million increase in accounts receivable and unbilled revenue.

     Net cash used in investing activities was $5.6 million for the first nine months of 1998 compared to $1.0 million used during the Inception Period. The use of cash in 1998 was attributable to a net increase in short-term investments of $3.2 million, $1.5 million of purchases of property and equipment and $1.3 million used in the acquisition of businesses. In May 1998, the Company acquired Legacy Technology, Inc. The purchase price included the issuance of $2.6 million in promissory notes (which were paid during June 1998) and $3.0 million (248,461 shares) of the Company's common stock. On September 30, 1998, the Company acquired Infinity Consulting Group, Inc. The purchase price included $1.3 million in cash (net of cash acquired) and $3.4 million (186,000 shares) of the Company's common stock.

     Net cash provided by financing activities was $25.7 million in the first nine months of 1998 compared to $21.1 million during the Inception Period. During the Inception Period, the primary source of cash was $21.0 million raised through the issuance of Series A Convertible Preferred Stock. In the first nine months of 1998, $38.7 million of cash was provided from the issuance of common stock primarily from the Company's initial public offering, $3.0 million represented proceeds under the revolving credit facility and $1.1 million was provided from the issuance of convertible preferred stock. The Company used the proceeds from its initial public offering to repay $6.3 million in notes payable to shareholders and to repay all outstanding amounts under the revolving credit facility.

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

                       ANSWERTHINK CONSULTING GROUP, INC.
                          PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On September 30, 1998, in connection with the Registrant's acquisition of Infinity Consulting Group, Inc. ("Infinity"), the Registrant issued 186,000 shares of common stock that were not registered under the Securities Act of 1933 to the former stockholders of Infinity. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. These transactions were effected without an underwriter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)            EXHIBITS

  NUMBER   EXHIBIT
  ------   -------

     3.1 Second Amended and Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Registrant's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on May 27, 1998 (File No. 333-48123)).
     3.2 Amended and Restated Bylaws (incorporated by reference to exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed August 17, 1998 (File No. 000-24343)).
     4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed May 21, 1998 ( File No. 000-24343)).
     10.1 Stock Purchase Agreement, dated as of September 30, 1998, by and among the Registrant, Infinity Consulting Group, Inc. ("Infinity") and the Stockholders of Infinity (incorporated by reference to the Registrant's Current Report on Form 8-K filed October 14, 1998 (File No. 000-24343)).
     11.1  Statement of Computation of Per Share Earnings
     27.1  Financial Data Schedule

     (b)            REPORTS ON FORM 8-K


     The Registrant filed a Form 8-K with the Securities and Exchange Commission on October 14, 1998. In this filing, the Registrant disclosed its acquisition of all of the issued and outstanding capital stock of Infinity Consulting Group, Inc. ("Infinity") pursuant to that certain stock purchase agreement dated as of September 30, 1998, by and among the Registrant, Infinity and the stockholders of Infinity.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ANSWERTHINK CONSULTING GROUP, INC.

      Date: November 13, 1998        By: /s/ LUIS E. SAN MIGUEL
                                         ------------------------------------
                                             Luis E. San Miguel
                                             Executive Vice President,
                                             Finance and Chief Financial Officer

                                  EXHIBIT INDEX

  NUMBER   EXHIBIT
  ------   -------

     11.1  Statement of Computation of Per Share Earnings

     27.1  Financial Data Schedule