Form 10-K
period 1999-01-01
ANSWERTHINK CONSULTING GROUP INC
filed 1999-04-01
CIK 1057379

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO _________ .

                        COMMISSION FILE NUMBER 0-24343

                      ANSWERTHINK CONSULTING GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  FLORIDA                          65-0750100
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)

        1001 BRICKELL BAY DRIVE, SUITE 3000
                  MIAMI, FLORIDA                      33131
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                 (305) 375-8005
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant was $575,418,245 based on the last reported sale price of $27.875 on The Nasdaq National Market on March 22, 1999 as reported by Nasdaq.

     As of March 22, 1999, there were 34,699,041 shares of Common Stock outstanding


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 1999 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I

     Certain statements in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates and the Year 2000 issue. A discussion of the Company's risk factors is set forth in the Company's registration statement on Form S-1 (Registration Form 333-48123).

ITEM 1. BUSINESS

GENERAL

     AnswerThink Consulting Group, Inc. ("AnswerThink" or the "Company") provides integrated consulting and technology enabled solutions focused on the Internet and web-enabled electronic commerce marketplace. It delivers a wide range of integrated services (scalable solutions), including benchmarking best practices, business process transformation, packaged software implementation, Internet commerce, decision support technology, and Year 2000 solutions. These solutions span multi-entity business functions (finance and administration, human resources, information technology ("IT"), sales and customer support, and supply chain management) and allow a business to reach beyond the enterprise and link the people, processes and technologies of the extended value network or "Interprise". The Company markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

     The Company's knowledge-based approach to consulting combines the knowledge and experience of its consultants with "best-practice" solutions and a benchmarking knowledge base developed by The Hackett Group. The Company leverages its knowledge base to propose and implement solutions to its clients' most critical and complex business problems. The Company delivers its services through integrated multidisciplinary project teams that include professionals with both IT and business expertise. The Company believes its highly focused service delivery model provides its customers with a lower risk of delivery and a faster time to benefit as compared to the linear, "methodology based" processes employed by many other IT consulting firms.

     The Company was formed in April 1997 by several former leaders of the IT consulting practice of an international accounting firm. From the outset, the Company made operational investments to develop a comprehensive market strategy, build a scalable business infrastructure and create sophisticated management information and service delivery systems capable of supporting a large-scale consulting and IT services business. The Company has grown principally through the recruitment of approximately 450 consultants. The Company has also acquired several consulting and IT services businesses, each of which brought to the Company complementary skills and customer relationships. As of January 1, 1999, the Company had 657 consultants. The Company supports its global solution delivery organization through a network of 14 offices located in Atlanta, Baltimore, Boston, Chicago,

Cleveland, Dallas, Iselin (NJ), Miami, New York, Philadelphia and Silicon Valley. The Company has served a broad range of Fortune 1000 clients and other sophisticated buyers of IT services.

     The Company completed its initial public offering on May 28, 1998 for $38.5 million. The Company's principal executive offices are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. Its telephone number is
(305) 375-8005.

INDUSTRY BACKGROUND

     The Internet is dramatically impacting the way businesses operate. Success in this emerging Internet-powered electronic commerce marketplace requires excellence in communication and collaboration, not just within the corporate enterprise, but across the global network of customers, suppliers and other strategic partners which together form the extended value network which we call the "Interprise". Web enabled business processes and applications dramatically change the way companies communicate with customers and suppliers, creating opportunities and threats that cannot be ignored. In this emerging Interprise computing environment coupled with today's climate of intense global competition and accelerating technological change, companies are increasingly turning to technology-enabled solutions to improve their productivity and competitive positioning. In this environment, IT is viewed not as an isolated back office or utility function but rather as a critical component of the organizational strategy and execution.

     The proliferation of technology throughout all aspects of the enterprise has created a wide range of business opportunities. Data that was once collected nightly or weekly and used to analyze events retrospectively can now be deployed to manage an entire enterprise in real time. Custom-developed software that once produced reports that allowed managers to analyze what had happened yesterday is being replaced by enterprise-wide packaged software and web applications capable of linking manufacturing, sales, distribution and finance functions and helping decision-makers shape what will happen tomorrow. This software is being deployed in geographically dispersed, complicated technology environments. The multitude of different protocols, operating systems, devices and architectures makes deployment of technology solutions a difficult challenge. Companies must also continually keep pace with new developments, which often render existing equipment and internal skills obsolete. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and implement comprehensive IT solutions.

     The shortage of skilled IT professionals and the complexity of IT solutions have pushed senior executives to increasingly rely on outside specialists to help them execute IT strategies and, as a result, demand for consulting services is expected to continue to grow rapidly. According to industry sources, the worldwide market for IT professional services will grow from an estimated $218 billion in 1997 to approximately $472 billion by the year 2002, a compounded annual growth rate of 17%. In addition, the domestic IT professional services market will grow at an estimated 17% rate over that same period. Domestic Internet related spending is expected to grow 33% per year from an anticipated $85 billion in 1999 to over $203 billion by 2002.

     Although the market for IT services is robust, the Company believes that many buyers are investing heavily in IT solutions that are not yielding the desired benefits or that are not being implemented on time. Generally, companies who turn to IT consultants to help implement these investments choose between "tactical" solution providers and larger organizations such as the international accounting firms that offer more comprehensive services. The Company believes that tactical solution providers which focus on limited functionality requirements (such as application development and staff augmentation) often do not address broader strategic business and IT goals that are critical to the customer and the success of the IT solutions implemented. At the same time, the Company believes that larger IT consulting firms, with their complex or fragmented organizational models, historically high turnover rates and use of linear "methodology-based" processes (which propose solutions only after extensive studies of a particular client's business problems), often fail to deliver the right IT solutions on time and on budget. In the Company's view, companies today require strategic service providers that have a comprehensive understanding of the relevant business issues, the ability to design and implement integrated solutions that can help them meet their strategic business goals as they evolve and the skills and tools necessary to deliver solutions in a timely and cost-effective manner.

THE ANSWERTHINK SOLUTION

     The Company's leadership team has extensive experience in providing integrated consulting and IT implementation services. The Company has leveraged this experience to build an organizational model, market strategy and knowledge-based service delivery process enabling it to deliver results-oriented technology enabled solutions.

     Key elements of the Company's strategic IT services delivery approach are:

   /bullet/ ELECTRONIC COMMERCE/INTERPRISE FOCUS. The Internet and browser based technology has significantly changed an organization's ability to efficiently communicate with strategic partners and how it serves its customers. The Company believes that success in this emerging environment requires excellence in communication and collaboration, not just within the corporate enterprise, but across the network of customers, suppliers, strategic partners and others which together form the extended value network--what the Company refers to as the "Interprise" business model. The Company provides business solutions to help its clients succeed in this emerging environment, which demands the assimilation and integration of data and underlying IT frameworks from both internal and external sources.

   /bullet/ MULTIDISCIPLINARY SOLUTION TEAMS. IT service providers must understand underlying business issues so they can better design, implement and integrate effective IT solutions. The Company's ability to provide integrated consulting and technology enabled solutions is a strong competitive advantage. The Company provides solutions in the areas of process transformation, "best practices" benchmarking, software package implementation and Internet and decision support integration. The Company delivers these solutions through multidisciplinary teams of professionals with experience in these areas that deliver solutions for each of the specific business functions in an organization. These teams target executive management, finance, administration and human resources ("CEO|solutionsSM" and "CFO|solutionsSM"), information technology ("CIO|solutionsSM"), sales and customer support ("Customer|solutionsSM"), and supply chain management ("Interprise Supply Chain|solutionsSM"). By assembling multidisciplinary teams of professionals for an engagement, the Company believes it can provide superior technology-enabled solutions to its clients.

   /bullet/ KNOWLEDGE-BASED DELIVERY. The Company does more than just study problems. It identifies and answers the critical questions at the outset of an engagement by leveraging its proprietary "best practices" knowledge base. The Company has developed and continuously refines a proprietary database of "best-practice" organizational solutions and benchmarks from more than 1,300 companies, including approximately 60% of the Fortune 100. This database enables the Company to identify for its clients areas of strength and weakness in their organizations relative to their peers. Relevant aspects of this accumulated knowledge can be incorporated quickly into the Company's analysis for new engagements, allowing the Company to provide proven and effective solutions rapidly. In addition, the Company's internal information systems and corporate culture enable it to capture knowledge from previous consulting engagements and share it throughout the organization to allow the Company to identify and solve the problems of other clients in future engagements. The Company has developed MindShareSM, a proprietary intranet knowledge management system that captures, indexes and disseminates the combined knowledge and experiences of its consultants.

COMPANY'S SERVICES

     The Company provides three broad service offerings to clients (i) "best-practice" benchmarking and business process transformation, (ii) "best-of-breed" packaged software implementation and (iii) advanced technologies integration. The Company delivers those services to its clients through the Company's CEO|solutionsSM, CFO|solutionsSM, CIO|solutionsSM, Customer|solutionsSM and Interprise Supply Chain|solutionsSM multidisciplinary teams. The Company's current consulting capabilities are summarized below.

     BENCHMARKING AND BUSINESS PROCESS TRANSFORMATION. In the area of benchmarking and business process transformation, the Company works with clients to compare their performance to other companies, identify key business issues and develop and implement new processes to transform their organizations.

   /bullet/ HACKETT BENCHMARKING|SOLUTIONSSM. The Company works with large national and multinational corporations in evaluating their staff functions (such as finance, human resources, customer management, IT and supply chain management), and has compiled databases on a large number of companies in a wide variety of industries. Using these databases, the Company collects information from its clients, identifies benchmarks by which its clients can evaluate their performance on specific criteria relative to other companies and identifies the most effective strategies for specific functions in a given industry. Each benchmark is composed of the following three elements: (i) a quantitative analysis of costs, productivity, service, quality and effectiveness; (ii) an understanding of world-class best-practices; and (iii) opportunities to learn from best-practices companies. Stringent process definitions and controls enable comparisons to be made between companies with different attributes and across industries. Clients can receive a detailed, confidential evaluation of their performance measured against other benchmarks on the basis of business focus (e.g., manufacturing, service or distribution), size, organizational structure and geography. Since benchmark studies often lead to clients implementing process improvement measures and revised IT strategies, the Company believes that it is well positioned to cross-sell its services.

   /bullet/ TRANSFORMATION|SOLUTIONSSM. The Company works with its clients to conceive, design and manage processes, organizations and systems necessary to implement technology-enabled business solutions. There are four key components to the Company's transformation solutions:

     PERFORMANCE ASSESSMENT. The Company helps clients gain a systematic and objective understanding of the relative strengths and weaknesses of key aspects of their businesses, identify market trends and best-practices, and highlight those areas that offer the greatest opportunity for improvement. The Company works with clients to define and apply appropriate measures, and compare their performance to appropriate benchmarks.

     BUSINESS REDESIGN. The Company aids clients in defining an end-state vision of what their businesses require to achieve their primary performance objectives. Once that vision is established, the Company helps clients identify and select the best strategies for achieving their objectives. The Company's process redesigns generally affect all of a company's key processes, organizations, management practices, people and technology, taking full advantage of enabling technologies and reflecting both recognized best-practices and emerging trends.

     MIGRATION PLANNING. The Company's work in the area of migration planning is focused on (i) deploying systems and infrastructure hardware and software as planned, (ii) initiating systems management and other delivery processes and (iii) initiating performance measurement and other management processes. The Company's migration planning services help clients to structure the process into a series of change initiatives and develop alternative scenarios for the staging and sequencing of those initiatives. The comparison and refinement of these scenarios on the basis of costs, benefits and risks leads to agreement on a master plan which details projects, schedules, responsibilities, funding and expected business results.

     PROGRAM MANAGEMENT. The Company establishes a single point of coordination for all initiatives contributing to the transformation process, including process redesign, organizational change, system implementation and infrastructure enhancement. The Company applies proven project management disciplines, tools, techniques and systems to the management of complex transformation programs.

     PACKAGED SOFTWARE IMPLEMENTATION. In the area of packaged software implementation, the Company works with its clients to identify and integrate "best-of-breed" solutions such as:

   /bullet/ ORACLE|SOLUTIONS. The Company is a Business Alliance Member with
     Oracle, one of the world's leading suppliers of software for information management. Oracle's enterprise automation products include applications modules for financial management, supply chain management, manufacturing, project systems, human resources, and sales force automation. The Company serves as a sole source provider for procuring Oracle's packaged software, complementary hardware, and the Company's related consulting and IT services. The Company's Oracle-based solutions support the full life cycle implementation of Oracle and involve project-planning, definition and management, configuration and implementation.

   /bullet/ PEOPLESOFT|SOLUTIONS. The Company is a PeopleSoft Implementation
     Partner. PeopleSoft offers a complete suite of enterprise software applications that automate business processes including finance, materials management, manufacturing, distribution, supply chain planning, accounting and human resources. PeopleSoft's offerings also include a rapid application development and reporting environment and a customization toolset. The Company's PeopleSoft-based solutions support the full life cycle implementation of PeopleSoft and involve project-planning, definition and management, configuration and implementation.

   /bullet/ OTHER APPLICATIONS. The Company also provides comprehensive consulting and IT services supporting the full life cycle implementation, including project planning, definition and management, and application configuration and implementation, for such software applications as Baan (Aurum Front Office), Manugistics, i2 Technologies, Siebel, Point, Clarify, Scopus, Rockport and Optum.

     ADVANCED TECHNOLOGIES INTEGRATION. The Company helps clients to achieve meaningful improvement in all aspects of their IT strategies by providing the following services:

   /bullet/ KNOWLEDGE MANAGEMENT|SOLUTIONS(SM). The Company provides consulting, design and implementation services focused on enhancing intellectual capital and knowledge resources across its clients' expanded enterprises. The Company's knowledge solutions emphasize decision support, data warehousing and knowledge management strategy and process design, content storage and navigation concepts, and related enabling technologies including groupware, collaborative tools and advanced knowledge-sharing environments.

   /bullet/ ELECTRONIC COMMERCE|SOLUTIONS(SM). The Company designs and develops internet, intranet and extranet solutions, with an emphasis on business-to-business digital commerce, messaging architectures, intranet enabled data warehouses, web-based transaction facilities and internet and extranet security.

   /bullet/ DECISION SUPPORT|SOLUTIONS(SM). The Company develops and delivers comprehensive business and technology solutions that enable organizations to make better informed decisions. The Company assists its customers with integrating strategic business planning with leading edge technology to deliver sophisticated, analytically oriented data warehousing and decision support solutions in the areas of finance, sales and marketing and demand planning.

THE ACQUISITIONS

     Since its inception, the Company has expanded through acquisitions. In the future, a key element of the Company's growth strategy will be to pursue additional acquisitions in order to obtain well-trained, high quality professionals, new service offerings, additional industry experience, a broader client base or an expanded geographic presence. All acquisitions completed by the Company during 1997 and 1998 have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of each respective acquisition.

     THE 1997 ACQUISITIONS:

   /bullet/ RELATIONAL TECHNOLOGIES, INC. ("RTI"). The Company acquired RTI in
     August 1997. As a result of the RTI acquisition, the Company provides Oracle application services to its clients for Oracle Financials, Oracle HR, Oracle Distribution and Oracle Manufacturing. The Company is also able to provide technical services such as systems selection, installation and maintenance, communications management and network consolidations of Oracle products.

   /bullet/ THE HACKETT GROUP, INC. The Company acquired the Hackett Group in
     October 1997. The Hackett Group is a nationally recognized benchmarking and best-practices firm focused on creating a proprietary database which catalogues the efficiency and effectiveness of knowledge-worker functions, such as finance, human resources, information technology and supply chain management. When acquired, The Hackett Group had gathered data from more than 1,100 companies, including more than 40% of the Fortune 100. The Hackett Group's benchmark participants share cost, productivity and practices information on specific organizational functions. This data is collected into a database that allows The Hackett Group to compare its clients' performance to other companies' performance on specific criteria and to identify the most effective management strategies for change.

   /bullet/ DELPHI PARTNERS, INC. ("DELPHI"). The Company acquired Delphi in
     November 1997. As a result of this acquisition, the Company is a PeopleSoft Implementation Partner and provides clients implementing PeopleSoft client/server financial, human resources and manufacturing applications with a broad range of services, including implementation management consulting, application design and development, customized end user training and documentation, process redesign and automated workflow and technology integration and support.

     THE 1998 ACQUISITIONS:

   /bullet/ LEGACY TECHNOLOGY, INC. ("LEGACY"). The Company acquired Legacy in
     May 1998. Legacy implements sophisticated data warehousing and decision support solutions for Fortune 1000 clients. Legacy provides product selection, systems architecture, database design and development services to support all phases of the project life cycle. Legacy assists customers in developing customer information warehouses, category management and marketing support systems, sales force solutions to promote technology enabled selling, as well as budgeting, costing and demand planning systems.

   /bullet/ INFINITY CONSULTING GROUP, INC. ("INFINITY"). The Company acquired
     Infinity in September 1998. Infinity is a consulting and information technology services firm specializing in the implementation of PeopleSoft financials. Its consultants are experienced in complex, large-scale implementations. Infinity provides clients implementing the PeopleSoft client/server financials application with a broad range of services, including implementation management consulting, application design and development, end user training and technology solutions and support.

   THE 1999 MERGER AND ACQUISITIONS:

   /bullet/ TRISPAN, INC. The Company merged with triSpan, Inc. in February
     1999. triSpan, Inc. is an Internet commerce consulting firm that designs and delivers electronic transaction sites or online channels that encourage enterprise-to-constituency communication using its unique service model 3Bridge. triSpan provides Internet consulting web application development and intergration services.

   /bullet/ GROUP CORTEX. The Company acquired Group Cortex in February 1999.
     Group Cortex provides Internet consulting, web application development and integration services. Group Cortex develops customized business applications that leverage the Internet. Its project teams provide strategic guidance and hands-on know how, in the delivery of complex, scalable Intranet and Internet commerce projects.

   /bullet/ QUINTUS CORPORATION'S CALL CENTER ENTERPRISES UNIT. The Company acquired the Call Center Enterprises consulting organization of the Quintus corporation in February 1999. The Call Center Enterprises Unit plans, designs and implements modern large scale call centers. The Call Center Enterprises Unit continues to support the eContact Quintus software product suite for routing and managing customer transactions across all electronic media.

CUSTOMERS

     The Company's clients consist primarily of Fortune 1000 companies and other sophisticated buyers of IT consulting services. During 1998, the Company's ten most significant clients accounted for approximately 23%, and three clients accounted for approximately 10%, of net revenues. Net revenues from the Company's ten largest clients in 1998 ranged from $1.5 million to $4.5 million.

MARKETING AND SALES

     The Company has developed a national sales force that markets the Company's consulting and IT services in major metropolitan market areas. The Company's sales organization is supported by its prospect database, which includes companies and decision makers in targeted geographic markets. The extensive relationship base and reputation of the Company's senior management team is also a meaningful source of new business for the Company.

     The Company's sales executives establish contact with targeted prospects to create awareness and preference for the Company. Thereafter, senior level managers are assigned to accounts as client executives to establish and maintain long-term relationships. Client executives are key sources of service advice and overall coordinators of the Company's multiple service offerings to clients.

     The Company also markets and provides its services directly through its solution teams and national office network. The Company's marketing strategy includes contributing articles to industry publications, expert source placements, speeches, analyst meetings and conferences, the creation of collateral marketing materials and the Company's Internet site (http://www.answerthink.com). This strategy is designed to strengthen the Company brand name and generate new clients. The program can be expanded and modified to take advantage of market-by-market or service-by-service opportunities as new services or markets are pursued.

MANAGEMENT INFORMATION SYSTEMS

     The Company has implemented various aspects of its national service delivery infrastructure. The primary elements include a fully integrated financial and project management system and a proprietary network that is the foundation for the Company's knowledge management system, MindShareSM. The Company believes that MindShareSM significantly enhances the way clients are served by allowing the Company's knowledge-base to be shared by all of its consultants.

     The financial and project management systems the Company has developed provide the Company with a fully integrated time and expense reporting system that serves as the backbone for the Company's engagement management and related client billings, and drives the primary transaction information to the Company's financial reporting systems. The Company has also invested in the development of a comprehensive service delivery model which tracks how clients are handled from initial contact, to risk management assessments, to the delivery of the solution and the corresponding knowledge capture.

HUMAN RESOURCES

     A cornerstone of the Company's strategy is to promote the loyalty and continuity of its consultants by offering packages of base and incentive compensation that it believes are more attractive than those generally offered in the consulting industry. An important element of the Company's compensation program is the Company-wide participation in the Stock Option Plan.

     The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled professionals. Qualified professionals are in great demand and are likely to remain a limited resource for the foreseeable future. In connection with its hiring efforts, the Company has appointed a senior executive to lead the Company's national recruiting team, which is further supported by executive search firms and the Company's internal associate referral program.

     The Company dedicates significant resources to recruiting consultants with both technology consulting and business experience. Many consultants are selected from among the largest and most successful IT services, consulting, accounting and other professional services organizations. As of January 1, 1999, the Company had 755 employees. The Company is also committed to training and developing its professionals. The Company's present training strategy is solution or competency specific and in many cases is done in conjunction with the Company's "best-of-breed" technologies alliance strategy.

     None of the Company's employees is subject to a collective bargaining arrangement. The Company has entered into nondisclosure and nonsolicitation agreements with virtually all of its personnel. The Company engages consultants as independent contractors from time to time.

STRATEGIC ALLIANCES

     The Company also seeks strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. The Company has established business partner relationships with Oracle, PeopleSoft, IBM and Netscape, among others. These relationships typically allow the Company to gain access to training, product support and the technology developed by these partners. The training programs often enable Company employees to become certified in the technologies demanded by the Company's clients. Establishing these relationships allows the Company to use the business partner's name and the "business partner" designation in marketing the Company's services. These relationships also facilitate the Company's pursuit of marketing opportunities with the business partners.

     These alliances do not require the Company to use technology developed by the business partners in implementing IT solutions for clients. Nonetheless, the Company may be retained by a client based in part upon one or more of the Company's business partner relationships.

COMPETITION

     The market for consulting and IT services includes a large number of competitors and is subject to rapid change. Primary competitors include participants from a variety of market segments, including international accounting firms, international and regional systems consulting and implementation firms, application software firms, service groups of computer equipment companies, systems integration companies, general management consulting firms and programming companies. Many competitors have significantly greater financial, technical and marketing resources and name recognition than the Company. In addition, the Company competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures on the Company. The Company believes that the most significant competitive factors it faces are perceived value, breadth of services offered and price. The Company believes that its multidisciplinary, knowledge-based approach, broad and expanding framework of services and distinctive corporate culture allow it to compete favorably by delivering strategic IT solutions that meet clients' needs in an efficient manner. Other important competitive factors that the Company believes are relevant to its business include technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs and speed in delivering IT solutions.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The Company has registered the trademarks "ANSWERTHINK" and "ANSWERTHINK CONSULTING GROUP" with the U.S. Patent and Trademark Office.

ITEM 2. PROPERTIES

     The Company's principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The Company's lease on these premises covers 10,800 square feet and expires March 31, 2003. The Company also leases facilities in Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Iselin (NJ), Miami, New York, Philadelphia and Silicon Valley (CA). The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     Certain of the Company's key executives and other management employees resigned from an international accounting firm during the first quarter of 1997. The accounting firm initiated litigation in connection with such resignations and the formation of the Company arising out of activities alleged to have constituted a breach of non-competition and non-solicitation obligations. This litigation was settled, and the Company, its key executives, certain other management employees and certain of its shareholders are subject to certain provisions contained in the Settlement Agreement among such persons and the accounting firm. The Settlement Agreement prohibits the Company from soliciting or hiring the accounting firm's employees and soliciting or servicing certain of its clients, and prohibits the accounting firm from soliciting the Company's employees, for a two-year period that expired December 31, 1998. In November of 1998, the Company received from the accounting firm a letter claiming in general terms that the Company had violated the terms of the Settlement Agreement. The Company responded with a written denial of the allegations contained in the letter, and requested that the accounting firm corroborate the recent claims with factual support. The Company did not receive a response to its letter. The restrictions contained in the Settlement Agreement expired on December 31, 1998.

     The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the Nasdaq National Market since the Company's initial public offering on May 28, 1998 under the Nasdaq symbol "ANSR". The following table sets forth, for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

                                                        HIGH            LOW
                                                    ------------   ------------
   1998
   Fourth Quarter ...............................     $  27.31       $  13.38
   Third Quarter ................................     $  28.00       $  15.75
   Second Quarter (beginning May 28, 1998) ......     $  21.75       $  13.00

     The closing sale price for the common stock on December 31, 1998 was $26.88.

     As of January 1, 1999, there were approximately 436 holders of record of the Company's common stock and 33,849,542 shares of common stock outstanding.

COMPANY DIVIDEND POLICY

     The Company does not expect to pay any cash dividends on its common stock in the foreseeable future. The Company's present policy is to retain earnings, if any, for use in the operation of the business. In addition, under the terms of the Company's revolving credit facility, it cannot pay dividends to shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data as of and for the year ended January 1, 1999, and as of January 2, 1998 and for the period from April 23, 1997 (inception) to January 2, 1998 (the "Inception Period") is derived from the Company's Consolidated Financial Statements and related notes thereto, which have been audited by PricewaterhouseCoopers LLP, independent accountants, and which appear elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                       APRIL 23, 1997
                                                                      YEAR ENDED       (INCEPTION) TO
                                                                   JANUARY 1, 1999     JANUARY 2, 1998
                                                                  -----------------   ----------------
                                                                  (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                              SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues ..................................................      $   102,702         $   14,848
Costs and expenses:
 Project personnel and expenses ...............................           61,449             13,334
 Selling, general and administrative ..........................           28,864              8,084
 Compensation related to vesting of restricted shares .........           40,843                 --
 Settlement costs .............................................               --              1,903
 In-process research and development technology ...............               --              4,000
                                                                     -----------         ----------
  Total costs and operating expenses ..........................          131,156             27,321
                                                                     -----------         ----------
 Loss from operations .........................................          (28,454)           (12,473)
Other income (expense):
 Interest income ..............................................              600                498
 Interest expense .............................................             (747)              (115)
                                                                     -----------         ----------
 Loss before income taxes .....................................          (28,601)           (12,090)
Income taxes ..................................................              325                 --
                                                                     -----------         ----------
Net loss ......................................................      $   (28,926)        $  (12,090)
                                                                     ===========         ==========
Net loss per common share--basic and diluted ..................      $     (1.52)        $    (1.91)
                                                                     ===========         ==========
Weighted average common shares outstanding ....................       19,038,354          6,342,319

                                         JANUARY 1,     JANUARY 2,
                                            1999           1998
                                        ------------   -----------
                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital .....................     $ 42,232       $ 8,180
Total assets ........................       89,064        28,650
Total long-term liabilities .........        1,896        12,200
Convertible preferred stock .........           --        10,040
Total shareholders' equity ..........       69,630           846

     The Company completed three acquisitions during the Inception Period and two acquisitions during 1998. The results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates and the Year 2000 issue. A discussion of the Company's risk factors is set forth in the Company's Registration Statement on Form S-1 (Registration Form 333-48123).

OVERVIEW

     AnswerThink provides integrated consulting and technology enabled solutions focused on the emerging Internet-driven electronic commerce marketplace. AnswerThink offers a wide range of integrated solutions, including benchmarking, business process transformation, software package implementation, Internet commerce, decision support technology and Year 2000 solutions. These solutions span across multi-entity functional areas and include supply chain, sales and marketing, customer support, finance, human resources and information technology. The Company markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

     The Company began operations on April 23, 1997. The Company's primary activities during its initial stages consisted of recruiting consultants and developing and building a service delivery model and the underlying information systems to support the future growth of the business. Concurrent with this effort, the Company embarked on an aggressive acquisition strategy that resulted in three acquisitions during 1997 and two acquisitions during 1998. The Company expects to continue this strategy in 1999.

     The Company recognizes revenues on contracts as work is performed, principally on a time and materials basis. For projects billed on a time and materials basis, the Company recognizes revenue based on the number of hours worked by consultants at an agreed-upon rate per hour. The Company believes the financial risk under these types of arrangements is mitigated by the fact that clients retain the financial risk associated with implementing projects. The Company also undertakes certain projects, usually short-term, on a fixed-fee or capped-fee basis for which revenues are recognized on a percentage of completion method based on project hours worked.

     The Company's revenue growth is directly tied to its ability to attract and retain new consultants to service its increasing client base. The most significant expense for the Company is the project personnel and related costs associated with its consultants. The market for skilled consultants is highly competitive and is characterized by very high demand with a relatively small pool of qualified personnel. The ability of the Company to manage consultant utilization, contain payroll costs and control employee turnover costs in light of these market forces will have a significant impact on its profitability. To help address these concerns, the Company grants restricted shares of common stock or stock options to all employees, including those of acquired companies, which generally vest over four to six years.

ACQUISITIONS

     Since its inception, the Company has expanded through acquisitions. In the future, a key element of the Company's growth strategy will be to pursue additional acquisitions in order to obtain well-trained, high quality professionals, new service offerings, additional industry experience, a broader client base or an expanded geographic presence. All acquisitions completed by the Company during 1997 and 1998 have been accounted for under the purchase method of accounting. Accordingly, the historical Consolidated Financial Statements of the Company include the operating results of the acquired businesses from the date of each respective acquisition.

  1997 ACQUISITIONS

     On August 1, 1997, the Company acquired Relational Technologies, Inc. ("RTI"), a Georgia-based information technology consulting and Oracle software implementation company. RTI focuses on the implementation of Oracle manufacturing, financial and human resources applications. Through the acquisition of RTI, the Company became an Oracle Business Alliance Member, which enables the Company to market Oracle applications products to its customers. RTI was acquired for 1,220,700 restricted shares of common stock issued to RTI's shareholders.

     On October 13, 1997, the Company completed its acquisition of The Hackett Group, an Ohio-based consulting firm specializing in benchmarking and process transformation. The Hackett Group, through its proprietary "best-practice" database focuses on the efficiency of such organizational functions as finance, human resources, IT services and supply chain management. The Company acquired all of The Hackett Group's outstanding shares from its sole stockholder, Gregory P. Hackett. The original purchase price was paid in the form of $6.5 million in cash, a $5.1 million promissory note, and 444,000 restricted shares of common stock. The note and the restricted shares were subject to certain earn-out provisions. On March 12, 1998, Mr. Hackett and the Company amended the terms of the acquisition to waive the earn-out provisions.

     On November 12, 1997, the Company acquired all the outstanding shares of Delphi Partners, Inc., ("Delphi"), a New Jersey-based PeopleSoft application solutions and information technology consulting company. Delphi focuses on the implementation of PeopleSoft financial, human resources and manufacturing applications. Through the acquisition of Delphi, the Company became a PeopleSoft Implementation Partner. The total acquisition consideration paid consisted of $7.4 million in cash and 560,000 restricted shares of common stock issued to Delphi shareholders. The sellers of Delphi will also receive up to $2.5 million to be paid by April 30, 1999 upon the achievement of certain pre-tax profit targets related to the performance of Delphi during 1998.

  1998 ACQUISITIONS

     On May 20, 1998, the Company acquired all of the outstanding shares of Legacy Technology, Inc. ("Legacy"), a Massachusetts-based provider of decision support and data warehouse solutions to Fortune 1000 companies. The total consideration consisted of $2.6 million in promissory notes and 248,461 shares of common stock. The stockholders of Legacy will also receive up to $1.3 million in additional consideration, half of which will be in the form of cash and half of which will be in shares of common stock, upon the achievement of certain revenue and pre-tax profit targets related to the performance of Legacy during the 12-month period ending April 30, 1999.

     On September 30, 1998, the Company acquired all of the outstanding shares of Infinity Consulting Group, Inc. ("Infinity") for 186,000 shares of the Company's common stock and $2.8 million in cash. The sellers are also entitled to contingent consideration of approximately $1.6 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending August 31, 1999. Infinity is an Indiana-based corporation engaged in the business of delivering PeopleSoft application solutions.

RESULTS OF OPERATIONS

     The Company's operations during the period from April 23, 1997 through January 2, 1998 (the "Inception Period") resulted in net revenues of $14.8 million and a net loss of $12.1 million. The loss during the Inception Period was attributable to the developmental nature of the business during the start-up phase and to a $4.0 million charge for in-process research and development technology recognized in connection with AnswerThink's acquisition of The Hackett Group. For the year ended January 1, 1999, net revenues and net loss totaled $102.7 million and $28.9 million, respectively. Excluding a one-time charge of $40.8 million, net income for the year ended January 1, 1999 would have been $11.9 million. The Company recognized non-cash compensation expense of $40.8 million during the year ended January 1, 1999 resulting from the accelerated vesting of 3,320,000 restricted shares of common stock that had been issued to certain members of the Company's management in connection with the formation of the Company. These charges were non-cash in nature and do not negatively impact shareholders' equity. The Company believes that such issuances were critical to its ability to attract and retain qualified personnel during the Company's crucial start-up phase.

     The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results:

                                                                                                      APRIL 23, 1997
                                                                          YEAR ENDED                  (INCEPTION) TO
                                                                        JANUARY 1, 1999              JANUARY 2, 1998
                                                                  ---------------------------   --------------------------
                                                                           (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Net revenues ..................................................     $ 102,702        100.0%      $  14,848        100.0%
Costs and expenses:
 Project personnel and expenses ...............................        61,449         59.8%         13,334         89.8%
 Selling, general and administrative ..........................        28,864         28.1%          8,084         54.5%
 Compensation related to vesting of restricted shares .........        40,843         39.8%             --           --
 Settlement costs .............................................            --           --           1,903         12.8%
 In-process research and development technology ...............            --           --           4,000         26.9%
                                                                    ---------        -----       ---------        -----
  Total costs and operating expenses ..........................       131,156        127.7%         27,321        184.0%
                                                                    ---------        -----       ---------        -----
  Loss from operations ........................................       (28,454)       (27.7)%       (12,473)       (84.0)%
Other income (expense):
 Interest income (expense), net ...............................          (147)       ( 0.1)%           383          2.6%
                                                                    ---------        -----       ---------        -----
  Loss before income taxes ....................................       (28,601)       (27.8)%       (12,090)       (81.4)%
Income taxes ..................................................           325        ( 0.4)%            --           --
                                                                    ---------        -----       ---------        -----
Net loss ......................................................     $ (28,926)       (28.2)%     $ (12,090)       (81.4)%
                                                                    =========        =====       =========        =====

     NET REVENUES. Net revenues in 1998 increased to $102.7 million from $14.8 million during the Inception Period. This increase was attributable to several factors including (i) the Company's acquisitions during 1997 and 1998 (ii) an increase in the number of clients served, (iii) the sale of additional projects to existing clients, and (iv) additional service offerings provided by the Company during 1998. In addition to the factors listed above, the Inception Period represented only 8 months of activities during the Company's start-up phase as opposed to a full year of operations being reported in 1998. On a pro forma basis (assuming the Company's 1997 and 1998 acquisitions had occurred on April 23, 1997, the date of the Company's formation) 1998 and 1997 revenues would have been $111.4 million and $38.4 million, respectively. The pro forma results are unaudited and presented for informational purposes only. They are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on April 23, 1997.

     PROJECT PERSONNEL AND EXPENSES. Project personnel costs and expenses consist of salaries and payroll-related expenses for consultants. These costs increased to $61.4 million in 1998 from $13.3 million during the Inception Period. This increase resulted from the Company's 1997 and 1998 acquisitions, the fact that 1998 included a full year of operations opposed to only 8 months during the Inception period, as well as the hiring of additional consultants to support the Company's internal growth and expanded service offerings. The number of consultants increased by 382 during the year to 657 as of January 1, 1999 from 275 at January 2, 1998. Project personnel and expenses decreased as a percentage of net revenues to 59.8% during 1998 from 89.8% during 1997. This decrease was due to a decline in the average cost per consultant and a higher level of utilization during 1998 as a result of the Company's improved sales results and project backlog that was assumed in connection with the 1997 and 1998 acquisitions.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $28.9 million in 1998 compared to $8.1 million during the Inception Period. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.1% in 1998 from 54.5% during the Inception Period. This decrease was attributable to the higher revenue levels during 1998, as well as the Company's ability to leverage its infrastructure to acquired companies. The overall increase in selling, general and administrative expenses related to an increase in salaries and benefits for functional support personnel, increased selling costs related to higher sales volume and additional amortization expense associated with the Company's acquisitions. In addition, training and recruiting costs were higher as a result of the increase in the number of consultants and property and facilities costs increased as the Company moved from smaller, temporary offices established during the Company's start-up phase into larger, permanent offices during late 1997 and during the first half of 1998.

     COMPENSATION RELATED TO VESTING OF RESTRICTED SHARES. The Company recorded a charge in the first quarter of 1998 of approximately $40.8 million relating to the vesting of restricted shares held by seven of the Company's senior managers and one director that were subject to certain performance vesting criteria. There are no additional restricted shares outstanding that are subject to performance criteria for vesting.

     SETTLEMENT COSTS. Settlement costs totaled $1.9 million, or 12.8% of net revenues, for the Inception Period. Settlement costs consisted primarily of (i) payments to certain key executives and certain other management employees of the Company relating to the obligations assumed by the Company for compensation earned during the period from December 1, 1996 to the date of the Company's inception (the "Dispute Period") by such employees, and (ii) legal fees incurred in connection with the ensuing litigation.

     IN-PROCESS RESEARCH AND DEVELOPMENT TECHNOLOGY. The in-process research and development technology charge of $4.0 million resulted from the acquisition of The Hackett Group. At the date of acquisition, there were four benchmark applications that had not met technological feasibility requirements and did not have any alternative future use and therefore the value of such applications was charged to operations.

     INTEREST INCOME (EXPENSE), NET. Net interest expense totaled $147,000 for 1998 compared to $383,000 of net interest income for the 1997 period. Net interest expense in 1998 was related primarily to the Company's borrowings under the revolving credit facilities which were repaid upon the completion of the initial public offering in June 1998, partially offset by $600,000 of interest income earned during the year primarily from the investment of proceeds from the Company's initial public offering. Net interest income for the 1997 period was due to interest income earned from the initial capitalization of the Company which was placed in short-term investments, partially offset by $116,000 of interest expense during the last three months of the year attributable to borrowings under the facility used to fund the Company's acquisitions of The Hackett Group and Delphi Partners, Inc.

     INCOME TAXES. The Company recorded income tax expense in 1998 of $325,000. Although the Company reported a net loss for financial reporting purposes in 1998, for tax purposes the Company reported taxable income primarily as a result of the non-deductibility of the $40.8 million compensation expense relating to the vesting of restricted shares. The impact of the compensation expense on the Company's effective tax rate was partially offset by the Company's reduction of its deferred tax asset valuation allowance from $5.0 million to $200,000. During the Inception Period, the Company established a valuation allowance for the entire deferred tax asset related to the net operating loss carryforward and purchased research and development expense as a result of its limited operating history as of that time.

LIQUIDITY AND CAPITAL RESOURCES

     On May 28, 1998, the Company completed an initial public offering of its common stock, which resulted in net proceeds to the Company of $38.5 million. At January 1, 1999, the Company had $28.5 million of cash and cash equivalents compared to $3.2 million at January 2, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston which allows for up to $20.0 million of borrowings. The credit facility is unsecured and contains certain restrictive covenants. There were no borrowings under this credit facility as of January 1, 1999.

     Net cash provided by operating activities was $3.6 million for the year ended January 1, 1999 compared to $11.2 million used during the Inception Period. During the year ended January 1, 1999, the increase in cash provided by operations related primarily to the Company's earnings, excluding the effects of non-cash charges, and an increase in accrued expenses and other liabilities, partially offset by a $16.1 million increase in accounts receivable and unbilled revenue. During the Inception Period, net cash used in operating activities was primarily attributable to the operating loss of $12.1 million.

     Net cash used in investing activities was $3.9 million for the year ended January 1, 1999 compared to $14.8 million used during the Inception Period. The use of cash in 1998 was attributable to $2 million of purchases of property and equipment, $1.3 million used in the acquisition of Infinity and a net increase in short-term investments of $1 million. During the Inception Period, the use of cash was attributable to $12.7 million for the acquisition of The Hackett Group, Inc. and Delphi, and $2.1 million to purchase computer hardware and software and telecommunications equipment.

     Net cash provided by financing activities was $25.6 million in the year ended January 1, 1999 compared to $29.2 million during the Inception Period. During the year ended January 1, 1999, $38.5 million of cash was provided from the issuance of common stock primarily from the Company's initial public offering and $1.1 million was provided from the issuance of convertible preferred stock. The Company used the proceeds from its initial public offering to repay $6.4 million in notes payable to shareholders and to repay all outstanding amounts under the revolving credit facility. During the Inception Period, the primary source of cash was $21.0 million raised through the issuance of convertible preferred stock and $8.2 million of borrowings under the Company's credit facility.

     Based on the Company's current financial position and funds available under its credit facility or that may be generated from operations, the Company believes that it will be able to meet all of its currently anticipated short-term and long-term capital requirements.

YEAR 2000 READINESS

     Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century and consequently use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 (the "Year 2000 Issue").

     All of the Company's internal systems were implemented during 1997 and 1998. The Company has prepared an inventory of information technology and non-information technology system components and has begun to classify system components in terms of their criticality to the Company's operations. Its mission critical components, which include Oracle Financials, Personal, Time and

Expense and Project Billing software modules, are considered by the vendors to be Year 2000 compliant. In December of 1998, as part of its overall Year 2000 readiness assessment effort, the Company kicked off its efforts to confirm this fact. The Company is in the process of confirming the Year 2000 compliance of its mission critical system vendors, and has targeted April 30, 1999 as the completion date for this assessment. The Company anticipates that the Year 2000 compliance of mission critical components will be confirmed in all material respects. If compliance is not successfully confirmed, the Company anticipates that components that are not compliant will be able to be fixed using software vendor release updates in connection with existing maintenance agreements that include as a component a Year 2000 remedy. The Company estimates that the cost to apply the Year 2000 release updates will not be material. The testing of critical applications will begin during the second quarter of 1999. If, as a result of this testing, further updates are required, the Company believes that all required updates will be installed and tested prior to December 31, 1999. However there can be no assurances that all required tests and updates will be completed by that date.

     As part of its overall Year 2000 program the Company plans to assess the readiness of its external business relationships on which it relies in the conduct of its business. For example, a third party vendor performs the payroll function for the Company. The Company also relies on the services of telecommunications companies, Internet service providers, banks, utilities and commercial airlines, among others. The Company is in the process of inventorying and classifying these relationships according to their criticality to the Company's operations. The Company plans to seek assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent not given, the Company intends to devise contingency plans designed to mitigate the impact on the Company's business in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes the Year 2000 Issue as it relates to its internal information technology and non-information technology system components will not have material impact on the Company's financial condition or results of operations. However, the potential failure of the systems of its external business relationships discussed above and the potential for failures at its material clients which cause the postponement or cancellation of ongoing projects could result in an interruption of normal business activities and operations and result in the cancellation of future projects. Such failures could materially and adversely affect the Company's results of operations. Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of external business relationships, the Company is unable to determine at this time whether the consequences of external Year 2000 failures will have a material impact on the Company's results of operations.

     The services offered by the Company do not include actual Year 2000 code remediation services. However, approximately 6% of the Company's revenues for the year ended December 31, 1998 was related to assisting clients assess Year 2000 readiness and in designing and managing the process whereby necessary remediation is accomplished. The Company's clients are ultimately responsible for the actual remediation process. However, these clients could assert that certain services performed by the Company contributed to their failure to resolve their Year 2000 issues on a timely basis. In addition, the Company's principal service offerings include software package recommendation and implementation as well as system design. These software packages are created by third parties. Further, the hardware and software components of the systems designed by the Company are created by third parties. Clients could assert that the services rendered in connection with the recommendation and installation of software packages and system design involved or are related to the Year 2000 issue. There can be no way of assuring that all such software packages and systems components will be Year 2000 compliant. Further, clients have the ability to alter and upgrade software and system components after project completion. These client activities may render these software packages or systems non-compliant. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to services provided by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated cost of defending such claims) could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's policy has been to attempt to include provisions in its client contracts that, among other things, disclaim implied warranties, limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim liability arising from third party software that is implemented or installed by the Company. There can be no assurance that the Company will be able to obtain these contractual protections in agreements concerning future projects or that any contractual provisions governing current completed projects will prevent clients from asserting claims against the Company with respect to the Year 2000 issue. There can also be no assurance that the contractual protections, if any, obtained by the Company will effectively operate to protect the Company from, or limit the amount of, any liability arising from claims asserted against the Company.

     The forgoing discussion of the Company's Year 2000 readiness contains forward looking statements including estimated timeframes and costs for addressing the known Year 2000 issues confronting the Company and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability of the Company to identify and correct all Year 2000 problems and the success of external business relationships in addressing their Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ANSWERTHINK CONSULTING GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                     -----
FINANCIAL STATEMENTS OF ANSWERTHINK CONSULTING GROUP, INC.

Report of Independent Certified Public Accountants ...............................     21

Consolidated Balance Sheets as of January 1, 1999 and January 2, 1998 ............     22

Consolidated Statements of Operations for the Year Ended January 1, 1999
 and the Period April 23, 1997 (date of inception) through January 2, 1998 .......     23

Consolidated Statements of Shareholders' Equity for the Year Ended January 1, 1999
 and the Period April 23, 1997 (date of inception) through January 2, 1998 .......     24

Consolidated Statements of Cash Flows for the Year Ended January 1, 1999
 and the Period April 23, 1997 (date of inception) through January 2, 1998 .......     25

Notes to Financial Statements ....................................................     26

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of AnswerThink Consulting Group, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of AnswerThink Consulting Group, Inc. and Subsidiaries (the "Company") as of January 1, 1999 and January 2, 1998, and the results of their operations and their cash flows for the year ended January 1, 1999 and for the period from April 23, 1997 (date of inception) through January 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Miami, Florida
February 1, 1999, except for
Note 15, as to which the
date is February 26, 1999

                      ANSWERTHINK CONSULTING GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      JANUARY 1,        JANUARY 2,
                                                                         1999              1998
                                                                   ---------------   ----------------
ASSETS
Current assets:
 Cash and cash equivalents .....................................    $  28,481,764     $   3,173,262
 Short-term investments ........................................        1,000,000                --
 Accounts receivable and unbilled revenue, net .................       29,095,232        10,157,720
 Prepaid expenses and other current assets .....................        1,192,984           412,388
                                                                    -------------     -------------
    Total current assets .......................................       59,769,980        13,743,370
Property and equipment, net ....................................        2,994,491         2,495,295
Other assets ...................................................        2,713,689           467,370
Goodwill, net ..................................................       23,585,946        11,943,610
                                                                    -------------     -------------
    Total assets ...............................................    $  89,064,106     $  28,649,645
                                                                    =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..............................................    $   2,412,680     $   1,437,292
 Accrued expenses and other liabilities ........................       11,868,937         4,126,254
 Income taxes payable ..........................................        1,059,474                --
 Notes payable to shareholders, current portion ................        2,197,000                --
                                                                    -------------     -------------
    Total current liabilities ..................................       17,538,091         5,563,546
                                                                    -------------     -------------
Borrowings under revolving credit facility .....................               --         8,150,000
Notes payable to shareholders ..................................        1,896,000         4,050,000
                                                                    -------------     -------------
    Total long-term liabilities ................................        1,896,000        12,200,000
                                                                    -------------     -------------
    Total liabilities ..........................................       19,434,091        17,763,546
                                                                    -------------     -------------
Commitments and contingencies ..................................
Convertible preferred stock ....................................               --        10,040,196
                                                                    -------------     -------------
Shareholders' equity:
 Preferred stock, $.001 par value, 1,250,000 shares authorized,
   none issued and outstanding .................................               --                --
 Common stock, $.001 par value, authorized 125,000,000 shares;
   issued and outstanding: 33,849,542 shares at January 1, 1999;
   23,378,592 shares at January 2, 1998 ........................           33,850            23,379
 Additional paid-in capital ....................................      111,895,279        13,569,279
 Unearned compensation--restricted stock .......................       (1,282,974)         (656,303)
 Accumulated deficit ...........................................      (41,016,140)      (12,090,452)
                                                                    -------------     -------------
    Total shareholders' equity .................................       69,630,015           845,903
                                                                    -------------     -------------
    Total liabilities and shareholders' equity .................    $  89,064,106     $  28,649,645
                                                                    =============     =============

    The accompanying notes are an integral part of the consolidated financial statements.

                      ANSWERTHINK CONSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           FOR THE PERIOD
                                                                     FOR THE YEAR          APRIL 23, 1997
                                                                        ENDED            (DATE OF INCEPTION)
                                                                   JANUARY 1, 1999     THROUGH JANUARY 2, 1998
                                                                  -----------------   ------------------------
Net revenues ..................................................     $ 102,702,380          $  14,848,172
Costs and expenses:
 Project personnel and expenses ...............................        61,449,271             13,333,921
 Selling, general and administrative ..........................        28,863,985              8,084,558
 Compensation related to vesting of restricted shares .........        40,843,400                     --
 Settlement costs .............................................                --              1,902,608
 In-process research and development technology ...............                --              4,000,000
                                                                    -------------          -------------
    Total costs and operating expenses ........................       131,156,656             27,321,087
                                                                    -------------          -------------
 Loss from operations .........................................       (28,454,276)           (12,472,915)
Other income (expense):
 Interest income ..............................................           600,233                498,018
 Interest expense .............................................          (746,825)              (115,555)
                                                                    -------------          -------------
 Loss before income taxes .....................................       (28,600,868)           (12,090,452)
Income taxes ..................................................           324,820                     --
                                                                    -------------          -------------
Net loss ......................................................     $ (28,925,688)         $ (12,090,452)
                                                                    =============          =============
Basic and diluted net loss per common share ...................     $       (1.52)         $       (1.91)
                                                                    =============          =============
Weighted average common shares outstanding ....................        19,038,354              6,342,319

    The accompanying notes are an integral part of the consolidated financial statements.

                      ANSWERTHINK CONSULTING GROUP, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        COMMON STOCK
                                                  -------------------------    ADDITIONAL
                                                                                PAID-IN
                                                      SHARES       AMOUNT       CAPITAL
                                                  ------------- ----------- ---------------
Balance at April 23, 1997 .......................          --    $     --    $         --
Issuance of 13,734,850 shares of restricted
 common stock ...................................  13,734,850      13,735         757,879
Conversion of 1,826,634 shares of convertible
 preferred stock to common stock ................   7,306,536       7,307      10,952,497
Issuance of 2,337,206 shares of restricted
 common stock for business acquisitions .........   2,337,206       2,337       1,858,903
Amortization of deferred
 compensation expense ...........................          --          --              --
Net loss ........................................          --          --              --
                                                   ----------    --------    ------------
Balance at January 2, 1998 ......................  23,378,592    $ 23,379    $ 13,569,279
Issuance of 25,100 shares of restricted
 common stock ...................................      25,100          25             101
Issuance of 3,362,000 shares of unrestricted
 common stock ...................................   3,362,000       3,362      38,643,637
Purchase and retirement of restricted
 common stock ...................................    (510,715)       (511)         (2,148)
Vesting of restricted shares ....................          --          --      42,210,920
Conversion of 1,790,026 shares of convertible
 preferred stock to common stock ................   7,160,104       7,160      11,132,675
Issuance of 434,461 shares of restricted
 common stock for business acquisitions .........     434,461         435       6,340,815
Amortization of deferred
 compensation expense ...........................          --          --              --
Net loss ........................................          --          --              --
                                                   ----------    --------    ------------
Balance at January 1, 1999 ......................  33,849,542    $ 33,850    $111,895,279
                                                   ==========    ========    ============

                                                      UNEARNED
                                                    COMPENSATION                            TOTAL
                                                     RESTRICTED        ACCUMULATED      SHAREHOLDERS'
                                                        STOCK            DEFICIT           EQUITY
                                                  ---------------- ------------------ ----------------
Balance at April 23, 1997 .......................   $         --     $           --    $           --
Issuance of 13,734,850 shares of restricted
 common stock ...................................       (702,447)                --            69,167
Conversion of 1,826,634 shares of convertible
 preferred stock to common stock ................             --                 --        10,959,804
Issuance of 2,337,206 shares of restricted
 common stock for business acquisitions .........             --                 --         1,861,240
Amortization of deferred
 compensation expense ...........................         46,144                 --            46,144
Net loss ........................................             --        (12,090,452)      (12,090,452)
                                                    ------------     --------------    --------------
Balance at January 2, 1998 ......................   $   (656,303)    $  (12,090,452)   $      845,903
Issuance of 25,100 shares of restricted
 common stock ...................................             --                 --               126
Issuance of 3,362,000 shares of unrestricted
 common stock ...................................             --                 --        38,646,999
Purchase and retirement of restricted
 common stock ...................................             --                 --            (2,659)
Vesting of restricted shares ....................     (1,045,440)                --        41,165,480
Conversion of 1,790,026 shares of convertible
 preferred stock to common stock ................             --                 --        11,139,835
Issuance of 434,461 shares of restricted
 common stock for business acquisitions .........             --                 --         6,341,250
Amortization of deferred
 compensation expense ...........................        418,769                 --           418,769
Net loss ........................................             --        (28,925,688)      (28,925,688)
                                                    ------------     --------------    --------------
Balance at January 1, 1999 ......................   $ (1,282,974)    $  (41,016,140)   $   69,630,015
                                                    ============     ==============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                      ANSWERTHINK CONSULTING GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR THE PERIOD
                                                                           FOR THE YEAR        APRIL 23, 1997
                                                                              ENDED          (DATE OF INCEPTION)
                                                                         JANUARY 1, 1999   THROUGH JANUARY 2, 1998
                                                                        ----------------- ------------------------
Cash flows from operating activities:
 Net loss .............................................................  $  (28,925,688)       $  (12,090,452)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Compensation charge related to vesting of restricted shares .........      40,843,400                    --
  In-process research and development technology ......................              --             4,000,000
  Depreciation and amortization .......................................       3,277,906               462,073
  Deferred income taxes ...............................................        (960,994)                   --
Changes in assets and liabilities, net of effects from acquisitions:
 Increase in accounts receivable and unbilled revenue .................     (16,105,923)           (4,481,152)
 Increase in prepaid expenses and other current
   and non-current assets .............................................        (953,992)             (736,166)
 Increase in accounts payable .........................................         252,251               825,545
 Increase in accrued expenses and other liabilities ...................       5,144,488               784,906
 Increase in income taxes payable .....................................       1,059,474                    --
                                                                         --------------        --------------
    Net cash provided by (used in) operating activities ...............       3,630,922           (11,235,246)
Cash flows from investing activities:
 Purchases of property and equipment ..................................      (1,959,547)           (2,089,249)
 Sale of property and equipment under sale/leaseback
   arrangement ........................................................         456,040                    --
 Purchases of short-term investments ..................................      (9,650,000)                   --
 Redemptions, sales and maturities of short-term investments ..........       8,650,000                    --
 Acquisition of businesses, net of cash acquired ......................      (1,258,280)          (12,728,991)
 Other, net ...........................................................        (142,920)                   --
                                                                         --------------        --------------
    Net cash used in investing activities .............................      (3,904,707)          (14,818,240)
Cash flows from financing activities:
 Proceeds from issuance of common stock ...............................      38,647,125                76,748
 Repurchases of common stock ..........................................          (2,659)                   --
 Proceeds from issuance of convertible preferred stock ................       1,099,639            21,000,000
 Proceeds from revolving credit facility ..............................       3,000,000             8,150,000
 Repayment of revolving credit facility ...............................     (11,150,000)                   --
 Repayment of shareholder notes .......................................      (6,373,035)                   --
 Proceeds from capital lease obligation ...............................         507,017                    --
 Repayment of obligation under capital lease ..........................        (145,800)                   --
                                                                         --------------        --------------
    Net cash provided by financing activities .........................      25,582,287            29,226,748
                                                                         --------------        --------------
Net increase in cash and cash equivalents .............................      25,308,502             3,173,262
Cash and cash equivalents at beginning of period ......................       3,173,262                    --
                                                                         --------------        --------------
Cash and cash equivalents at end of period ............................  $   28,481,764        $    3,173,262
                                                                         ==============        ==============
Supplemental disclosure of cash flow information
 Cash paid for interest ...............................................  $      803,488        $           --
 Cash paid for income taxes ...........................................  $      226,340        $           --

    The accompanying notes are an integral part of the consolidated financial statements.

                      ANSWERTHINK CONSULTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     AnswerThink Consulting Group, Inc. (the "Company" or "AnswerThink") provides integrated consulting and technology enabled solutions focused on the emerging Internet-driven electronic commerce marketplace. AnswerThink offers a wide range of integrated solutions, including benchmarking, business process transformation, software package implementation, Internet commerce, decision support technology and Year 2000 solutions. These solutions span across multi-entity functional areas and include supply chain, sales and marketing, customer support, finance, human resources and information technology. The Company markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

ORGANIZATION

     On April 23, 1997, the Company and the initial investors in the Company (the "Initial Investors") entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which the Company sold 3,400,000 shares to the Initial Investors of the Company's Class A Convertible Preferred Stock (the "Class A Preferred Stock"). Such shares of Class A Preferred Stock were sold at $6.00 per share, for total proceeds of $20.4 million. In May 1997, certain senior executives of the Company purchased an additional 100,000 shares of Class A Preferred Stock at $6.00 per share. Each share of Class A Preferred Stock was convertible into four shares of the Company's common stock. Pursuant to the Stock Purchase Agreement, certain of the Initial Investors had the option to purchase from the Company an additional 100,000 shares of Class A Preferred Stock at $6.00 per share which shares were purchased on February 24, 1998.

     All preferred stock issued by the Company in connection with the formation of the Company was converted, pursuant to the original terms, to shares of the Company's common stock prior to its initial public offering.

     In May 1998, the Company completed its initial public offering whereby the Company sold 3,324,500 shares of common stock. Net proceeds to the Company, after expenses, aggregated $38.5 million.

PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of AnswerThink Consulting Group, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     The Company's fiscal year ends on the Friday closest to December 31. The fiscal year for the Company will generally consist of a 52-week period. Fiscal years 1998 and 1997 ended on January 1, 1999 and January 2, 1998, respectively. References to a year in these financial statements relate to a fiscal year rather than a calendar year.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high

                      ANSWERTHINK CONSULTING GROUP, INC.

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments.

SHORT-TERM INVESTMENTS

     Short-term investments, consisting of interest bearing, investment-grade securities, have been classified as available-for-sale securities and are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported as a separate component of shareholders' equity until these gains or losses are realized. The difference between fair market value and cost was not material at January 1, 1999. Realized gains or losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

PROPERTY AND EQUIPMENT, NET

     Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets ranging from two to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the accounts in the year of disposal and any resulting gains or losses are included in the statement of operations.

INTANGIBLE ASSETS

     Goodwill, related to business acquisitions, is being amortized over 15 years on a straight-line basis. The Company recorded amortization expense of $1,324,411 and $137,729 for the year ended January 1, 1999 and for the period April 23, 1997 (date of inception) through January 2, 1998, respectively. The carrying value of goodwill is subject to periodic review of realizability.

REVENUE RECOGNITION

     The Company recognizes revenues as work is performed on a contract by contract basis, adjusted for any anticipated losses in the period in which any such losses are identified. To date, the Company has not experienced any material losses. Out-of-pocket expenses are reimbursed by clients and are offset against expenses incurred.

INCOME TAXES

     The Company records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. With regard to restricted common shares

                      ANSWERTHINK CONSULTING GROUP, INC.

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net loss per share computation is significantly lower than actual shares issued and outstanding.

     Loss per common share assuming dilution is computed by dividing the net loss by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares were excluded from the fully diluted loss per share calculation for each period presented because their effects would have been anti-dilutive to the loss incurred by the Company, therefore, the amounts reported for basic and diluted net loss per share were the same. Potentially dilutive shares which were not included in the diluted loss per share calculations as of January 1, 1999 and January 2, 1998 include 9,508,192 shares and 8,901,652 shares, respectively, of unvested restricted common stock issued under employment agreements and 8,928,404 shares for the period ended January 2, 1998 from the assumed conversion of the convertible preferred stock.

CONCENTRATION OF CREDIT RISK

     The Company provides its services primarily to Fortune 1000 companies and other sophisticated buyers of IT consulting services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. During the period from April 23, 1997 (date of inception) through January 2, 1998, a total of two customers accounted for approximately 13% of net revenues. No single customer accounted for 5% or more of net revenues for the year ended January 1, 1999.

MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Since AnswerThink only has one business segment, which is providing consulting services to its clients, the adoption of SFAS 131 did not have an effect on the Company's financial statements.

RECLASSIFICATIONS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

                      ANSWERTHINK CONSULTING GROUP, INC.

2. ACQUISITIONS AND INVESTING ACTIVITIES

     On August 1, 1997, the Company acquired Relational Technologies, Inc., ("RTI") an Atlanta, Georgia-based information technology consulting and Oracle software implementation company for 1,220,700 restricted shares of Common Stock issued to RTI's stockholders valued at approximately $610,000.

     On October 13, 1997, the Company acquired all of the outstanding shares of The Hackett Group, Inc. ("Hackett"), an Ohio based consulting firm specializing in benchmarking and process transformation primarily to Fortune 500 companies. The original purchase price payable to the sole stockholder of Hackett consisted of approximately $6.5 million in cash, a $5.1 million promissory note and 444,000 restricted shares of common stock valued at approximately $355,000. The note and the restricted shares are subject to certain earn-out provisions. The note is payable in three separate installments. As of January 2, 1998, the Company had recorded $3.8 million bearing interest at a rate of 12% per annum, for additional purchase consideration under the promissory note due to the seller on March 31, 1998 based on achievement of earnings targets for 1997. On March 12, 1998, the Company entered into an amendment with the sole stockholder of Hackett to waive the earn-out provisions and to extend the due date on the $3.8 million note obligation owed to such stockholder from March 31, 1998 to the earlier of the completion of a public offering of shares by the Company or January 15, 1999. In connection with such amendment, the Company recorded additional goodwill amounting to $3.1 million, notes payable to shareholders totaling $1.4 million, accrued expenses and other liabilities of $338,000 and shareholders' equity of $1.3 million. The $3.8 million note was paid-off in June 1998 upon the completion of the Company's initial public offering. The second installment obligation of $497,000 is due March 31, 1999, and the third installment obligation of $896,000 is due March 31, 2000. The obligations for the second and third installment payments bear interest at a rate of 8% per annum.

     A significant portion of the purchase price for the Hackett acquisition was allocated to in-process research and development technology, resulting in a $4.0 million charge to the Company's operations in the quarter ended January 2, 1998. These charges were valued using a risk adjusted cash flow model, under which projected income and expenses attributable to the purchased technology were identified, and potential income streams were discounted for risks and uncertainties, including the stage of development of the technology, viability of target markets, rapidly changing nature of the industry and other factors.

     On November 12, 1997, the Company acquired all of the outstanding shares of Delphi Partners, Inc. ("Delphi") for approximately $7.4 million in cash plus 560,000 restricted shares of the Company's common stock valued at $840,000. The sellers are also entitled to contingent consideration of up to a maximum of $2.5 million to be paid by April 30, 1999 based on the achievement of certain pre-tax profit targets as defined. Delphi is an information systems consulting services firm focused primarily on applications developed by PeopleSoft, Inc.

     On May 20, 1998, the Company acquired all the outstanding shares of Legacy Technology, Inc. ("Legacy") for $2.6 million in promissory notes, which were paid-off during June 1998, plus 248,461 shares of the Company's common stock valued at $3.0 million. The sellers are also entitled to contingent consideration of approximately $1.3 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending April 30, 1999. Legacy is a Massachusetts-based provider of decision support and data warehouse solutions to Fortune 1000 companies.

                      ANSWERTHINK CONSULTING GROUP, INC.

2. ACQUISITIONS AND INVESTING ACTIVITIES--(CONTINUED)

     On September 30, 1998, the Company acquired all the outstanding shares of Infinity Consulting Group, Inc. ("Infinity") for 186,000 shares of the Company's common stock valued at $3.4 million and $2.8 million in cash. The sellers are also entitled to contingent consideration of approximately $1.6 million, payable in cash and the Company's common stock, if certain performance targets are met over the 12-month period ending August 31, 1999. Infinity is an Indiana-based corporation engaged in the business of delivering PeopleSoft application solutions.

     The results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisition. Contingent consideration, to the extent earned, is recorded as additional goodwill.

     The aggregate consideration for the Company's acquisitions has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation for the 1998 and 1997 acquisitions, including contingent consideration earned, fees and expenses, are as follows:

                                                                                   1998              1997
                                                                             ---------------   ---------------
   Fair value of net assets acquired (primarily accounts
    receivable) excluding cash acquired ..................................    $    574,181      $  1,920,602
   Goodwill ..............................................................       9,607,849        15,154,709
   In-process research and development technology ........................              --         4,000,000
   Common stock issued ...................................................      (6,341,250)       (3,203,320)
   Note payable-earned additional purchase consideration .................              --        (3,750,000)
   Notes payable issued to shareholders ..................................      (2,582,500)       (1,393,000)
                                                                              ------------      ------------
   Cash used in acquisitions of businesses, net of cash acquired .........    $  1,258,280      $ 12,728,991
                                                                              ============      ============

     The following information presents the unaudited pro forma condensed results of operations for the year ended January 1, 1999 and the period April 23, 1997 (date of inception) through January 2, 1998 as if the Company's acquisitions of RTI, Hackett, Delphi, Legacy and Infinity had occurred on April 23, 1997. For fiscal year 1998, pro forma adjustments include additional amortization expense and interest expense of $314,000 and $72,000, respectively. The 1997 fiscal period includes $840,000 and $771,000 of additional amortization expense and interest expense, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on April 23, 1997.

                                                                                  APRIL 23, 1997
                                                                YEAR ENDED            THROUGH
PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)                  JANUARY 1, 1999      JANUARY 2, 1998
---------------------------------------------------------   -----------------   ------------------
   Net revenues .........................................    $  111,356,148       $   38,390,034
   Net loss .............................................    $  (28,106,684)      $  (11,606,626)
   Net loss per common share--basic and diluted .........    $        (1.46)      $        (1.45)

                      ANSWERTHINK CONSULTING GROUP, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                JANUARY 1,       JANUARY 2,
                                                   1999             1998
                                             ---------------   --------------
   Equipment .............................    $  3,697,135      $ 2,500,894
   Furniture and fixtures ................         221,686          180,682
   Leasehold improvements ................         371,191           51,375
                                              ------------      -----------
                                                 4,290,012        2,732,951
   Less accumulated depreciation .........      (1,295,521)        (237,656)
                                              ------------      -----------
                                              $  2,994,491      $ 2,495,295
                                              ============      ===========

     Depreciation expense for the year ended January 1, 1999 and for the period from April 23, 1997 through January 2, 1998 was $1.1 million and $238,000, respectively.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following:

                                                              JANUARY 1,       JANUARY 2,
                                                                 1999             1998
                                                            --------------   --------------
   Accrued payroll and payroll related expenses .........    $ 6,648,033      $ 3,019,519
   Deferred revenue .....................................      1,679,653               --
   Employee stock purchase plan payable .................      1,372,126               --
   Other accrued expenses ...............................      2,169,125        1,106,735
                                                             -----------      -----------
                                                             $11,868,937      $ 4,126,254
                                                             ===========      ===========

5. BORROWINGS UNDER REVOLVING CREDIT FACILITY

     The Company has a $20 million revolving credit facility (the "Credit Facility") which expires on November 7, 2000. Borrowings under this Credit Facility bear interest at varying rates, principally LIBOR plus 1.25-2.25%. The Company's obligation under the Credit Facility is unsecured. The total amount outstanding as of January 2, 1998 was $8,150,000, with a weighted average interest rate of 8.5%. No borrowings were outstanding under this Credit Facility as of January 1, 1999.

     The Credit Facility contains, among other things, the maintenance of certain financial covenants such as a minimum level of tangible net worth, minimum leverage ratio, and minimum ratio of earnings to interest expense.

                      ANSWERTHINK CONSULTING GROUP, INC.

6. NOTES PAYABLE TO SHAREHOLDERS

     Notes payable to shareholders consists of the following:

                                               JANUARY 1,       JANUARY 2,
                                                  1999             1998
                                             --------------   --------------
   Notes payable to shareholders .........    $  4,093,000     $ 4,050,000
   Less current portion ..................      (2,197,000)             --
                                              ------------     -----------
   Long-term portion .....................    $  1,896,000     $ 4,050,000
                                              ============     ===========

     The shareholder notes at January 1, 1999 bear interest ranging from 0% to 8% per annum with $2,197,000 and $1,896,000 of principal and interest due on March 31, 1999 and March 31, 2000, respectively.

7. LEASE COMMITMENTS

     The Company and its subsidiaries have operating lease agreements for its premises and certain computer equipment that expire on various dates through 2004. The operating lease agreements for premises are subject to escalation. Rent expense for the year ended January 1, 1999 and the period April 23, 1997 (date of inception) through January 2, 1998, was approximately $1,775,000 and $300,000, respectively.

     Future minimum lease commitments under noncancelable operating leases having a remaining term in excess of one year at January 1, 1999, are as follows:

   1999 .....................................    $ 2,026,759
   2000 .....................................      1,590,215
   2001 .....................................      1,063,948
   2002 .....................................      1,037,439
   2003 .....................................        440,382
   Thereafter ...............................        262,143
                                                 -----------
       Total minimum lease payments .........    $ 6,420,886
                                                 ===========

                      ANSWERTHINK CONSULTING GROUP, INC.

8. INCOME TAXES

     The components of the provision for income taxes are as follows:

                              YEAR ENDED      APRIL 23, 1997
                              JANUARY 1,          THROUGH
                                 1999         JANUARY 2, 1998
                            --------------   ----------------
   Current tax expense
     Federal ............    $ 1,021,700        $       --
     State ..............        264,114                --
                             -----------        ----------
                               1,285,814                --
   Deferred tax benefit
     Federal ............       (934,614)               --
     State ..............        (26,380)               --
                             -----------        ----------
                                (960,994)               --
                             -----------        ----------
   Income taxes .........    $   324,820        $       --
                             ===========        ==========

     A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                                                      YEAR ENDED     APRIL 23, 1997
                                                                      JANUARY 1,         THROUGH
                                                                         1999        JANUARY 2, 1998
                                                                     ------------   ----------------
   U.S. statutory rate ...........................................    (35.0)%        (35.0)%
   State income taxes, net of Federal income tax benefit .........      0.5 %           --
   Non cash compensation .........................................     49.4 %           --
   Valuation allowance ...........................................    (14.7)%         35.0 %
   Other .........................................................      0.9 %           --
                                                                      -------        -------
   Effective rate ................................................      1.1 %           --
                                                                     --------        -------

     The components of the net deferred income tax asset are as follows:

                                                     JANUARY 1,        JANUARY 2,
                                                        1999              1998
                                                   --------------   ---------------
   Deferred income tax assets:
    Purchased research and development .........    $ 1,519,455      $  1,629,961
    Net operating loss carryforward ............             --         3,552,163
    Allowance for doubtful accounts ............         67,235                --
                                                    -----------      ------------
                                                      1,586,690         5,182,124
    Valuation allowance ........................       (202,489)       (4,966,912)
                                                    -----------      ------------
                                                      1,384,201           215,212
   Deferred income tax liabilities:
    Depreciation and amortization ..............       (184,489)         (215,212)
    Other items ................................       (238,718)               --
                                                    -----------      ------------
                                                       (423,207)         (215,212)
                                                    -----------      ------------
   Net deferred income tax asset ...............    $   960,994      $         --
                                                    ===========      ============

                      ANSWERTHINK CONSULTING GROUP, INC.

8. INCOME TAXES--(CONTINUED)

     A deferred tax asset of $961,000 is included in other assets in the accompanying consolidated balance sheet at January 1, 1999.

     As of January 1, 1999, the Company had established a valuation allowance in the amount of $202,000 to reduce deferred income tax assets related to state income tax loss carryforwards. As of January 2, 1998, the Company had a valuation reserve of $5.0 million which represented the entire amount of the deferred tax asset attributable to the Company's net operating loss carryforward. This allowance was established in light of the Company's limited operating history as of that time.

9. RESTRICTED STOCK

     As of January 1, 1999 and January 2, 1998, the Company had issued and outstanding restricted common stock totalling 13,249,235 shares and 13,734,850 shares, respectively, which were sold to employees of the Company at nominal purchase prices per share. Each employee executed an employment agreement or a restricted stock agreement with the Company providing for, among other things, the manner in which restricted shares will vest. In general, a certain percentage of restricted shares will begin to vest upon the second anniversary from the purchase date of such shares and will become fully vested either by the fourth or sixth anniversary from the purchase date so long as the holder remains an employee.

     Certain of the Company's employees and one director purchased 3,520,000 restricted shares of common stock subject to performance vesting criteria. The Company recorded a charge of approximately $40.8 million during the year ended January 1, 1999 relating to the accelerated vesting of these restricted shares pursuant to agreements dated as of March 27, 1998 by and among the relevant stockholders, the Company and its Board of Directors. Pursuant to terms of the agreements, vesting was accelerated for 3,320,000 shares in the first quarter of 1998 based on the Company's results to date and the expectation of completion of the Company's initial public offering during the second quarter of 1998. The remaining 200,000 shares were cancelled as part of the agreements. There are no additional restricted shares outstanding that are subject to performance criteria for vesting.

     Restricted stock includes shares issued to employees of certain acquired companies. Employees vest in these shares over periods up to five years. The market value of the restricted stock at the time of grant was recorded as unearned compensation in a separate component of shareholders' equity and amortized as compensation expense ratably over the vesting periods. At January 1, 1999 and January 2, 1998, 920,350 shares and 931,650 shares, respectively, of such restricted stock were issued and outstanding.

10. STOCK PLANS

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period, as defined, an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total

                      ANSWERTHINK CONSULTING GROUP, INC.

10. STOCK PLANS--(CONTINUED)

of 750,000 shares are available for purchase under the plan. As of January 1, 1999, 80,493 shares of the Company's Common Stock were due to be issued under the plan.

     On May 5, 1998, the Company adopted a stock option plan (the "Stock Option Plan") under which certain employees may be granted the right to purchase shares of common stock at not less than 100% of the fair market value on the date of grant. The maximum option term is ten years. The Company has reserved an aggregate of 10,000,000 shares of common stock for issuance under the plan. Stock options may be exercised only to the extent they have vested in accordance with provisions determined by the Board of Directors.

     The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its option plans. Accordingly, no compensation expense has been recognized. Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for fixed stock option plans, the Company's consolidated net loss and net loss per share for 1998 would have been reduced to the pro forma amounts indicated as follows:

                                                    YEAR ENDED
                                                  JANUARY 1, 1999
                                                 ----------------
   Net loss
    As reported ..............................    $  28,925,688
    Pro forma ................................    $  30,523,140
   Basic and diluted net loss per common share
    As reported ..............................    $        1.52
    Pro forma ................................    $        1.60

     The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model: expected volatility of 65.0% in 1998 and 0% in 1997, average expected option life of 4 years in 1998 and 10 years in 1997, risk-free interest rate of 6.0% in 1998 and 1997, and no dividend payments in 1998 and 1997.

     In light of the loss experienced during the period from April 23, 1997 through January 2, 1998 and that it was the first year of operations, the Company's options granted in 1997 had essentially no value. Had the fair value method of accounting been applied to the Company's stock options, the Company's net loss and loss per share, on a pro forma basis, would not have been materially different from the net loss and loss per share reported.

                      ANSWERTHINK CONSULTING GROUP, INC.

10. STOCK PLANS--(CONTINUED)

     Stock option activity under the Company's stock option plan is summarized as follows:

                                                    YEAR ENDED JANUARY 1,      APRIL 23, 1997 THROUGH
                                                            1999                  JANUARY 2, 1998
                                                  -------------------------   ------------------------
                                                                  WEIGHTED                    WEIGHTED
                                                                   AVERAGE                    AVERAGE
                                                     OPTION       EXERCISE       OPTION       EXERCISE
                                                     SHARES         PRICE        SHARES        PRICE
                                                  ------------   ----------   ------------   ---------
   Outstanding at beginning of period .........     707,906       $   2.50            --       $  --
    Granted ...................................   2,330,234          13.18       731,506        2.50
    Exercised .................................          --             --            --          --
    Canceled ..................................    (347,420)          7.17       (23,600)       2.50
                                                  ----------      --------       -------       -----
   Outstanding at end of period ...............   2,690,720       $  11.15       707,906       $2.50
                                                  ==========      ========       =======       =====
   Weighted average grant date fair value of
    options granted during the period .........   $    7.34                      $    --
                                                  ----------                     -------

     No options were exercisable as of January 1, 1999.

     The following table summarizes information about the Company's stock options outstanding at January 1, 1999:

                                           OPTIONS OUTSTANDING
                               -------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE        WEIGHTED
                                                 REMAINING       AVERAGE
                                   NUMBER       CONTRACTUAL      EXERCISE
EXERCISE PRICES                 OUTSTANDING         LIFE          PRICE
----------------------------   -------------   -------------   -----------
   $2.50....................       801,444           8.6        $   2.50
   $6.00 to $8.00...........       482,090           8.8            7.03
   $12.00...................       354,820           9.2           12.00
   $17.25...................       122,670           9.2           17.25
   $18.06 to $19.38.........       690,946           9.3           18.38
   $21.50 to $21.63.........       166,980           9.4           21.56
   $26.88...................        71,770          10.0           26.88
                                 ---------          ----        --------
                                 2,690,720           9.0        $  11.15
                                 ---------          ----        --------

11. CONVERTIBLE PREFERRED STOCK

     Holders of Class A Convertible Preferred Stock were entitled to a $6.00 liquidation preference per share in the event of liquidation, dissolution or winding up of the Company. Each share of Class A Convertible Preferred Stock was convertible on a four-for-one basis to Common Stock and was entitled to non-cumulative dividends if and when declared by the Board of Directors. Holders of Class A Convertible Preferred Stock had certain redemption rights defined in the Amended and Restated Articles of Incorporation but did not have preemptive rights. To the extent not redeemed or converted, remaining shares of the Class A Convertible Preferred Stock would have been redeemed at their liquidation value on April 22, 2004.

     On March 5, 1998, the Company issued 16,666 shares of Class B Convertible Preferred Stock with a liquidation value of $30.00 per share to an affiliate of BankBoston at a price of $30.00 per share.

                      ANSWERTHINK CONSULTING GROUP, INC.

11. CONVERTIBLE PREFERRED STOCK--(CONTINUED)

Each share of Class B Convertible Preferred Stock was convertible into four shares of Common Stock. The Class B Convertible Preferred Stock contained the same redemption provisions as the Class A Convertible Preferred Stock.

     In May 1998, 1,790,026 shares (the entire outstanding amount) of the Company's convertible preferred stock totaling $11.1 million were converted into 7,160,104 shares of common stock, pursuant to the original terms.

12. SETTLEMENT COSTS

     Certain of the Company's key executives and other management employees resigned from an international accounting firm during the first quarter of 1997. The accounting firm initiated litigation in connection with such resignations and the formation of the Company arising out of activities alleged to have constituted a breach of non-competition and non-solicitation obligations. This litigation was settled, and the Company, its key executives, certain other management employees and certain of its shareholders were subject to certain provisions contained in the Settlement Agreement through its expiration date of December 31, 1998.

     Settlement costs incurred during the period from April 23, 1997 (inception) to January 2, 1998 consist primarily of payments to certain key executives and certain other management employees of the Company relating to the obligations assumed by the Company for compensation earned during the period from December 1, 1996 to the date of the Company's inception by such employees and legal fees incurred in connection with the ensuing litigation.

13. LITIGATION

     The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

14. RELATED PARTY TRANSACTION

     The Company purchases most of its computer hardware and software from a distributor that is owned in part by three senior executives and directors of the Company. During the year ended January 1, 1999 and the period from April 23, 1997 to January 2, 1998, purchases from this distributor were approximately $1.7 million and $1.5 million, respectively.

15. SUBSEQUENT EVENT

     On February 26, 1999, the Company merged with triSpan, Inc ("triSpan"). The merger was accomplished through an exchange of 689,880 shares of the Company's common stock for all outstanding shares of capital stock of triSpan. Each outstanding share of common stock of triSpan was converted into 0.311 of a share of the Company's common stock. This transaction will be accounted for under the pooling of interests method and, accordingly, historical financial data in future reports will be restated to include triSpan. The following unaudited pro forma data summarizes the combined results of operations of the Company and triSpan as though the merger had occurred on January 1, 1997. triSpan, Inc. is an Internet commerce solutions company based in Pennsylvania.

                      ANSWERTHINK CONSULTING GROUP, INC.

15. SUBSEQUENT EVENT--(CONTINUED)

                                                                       YEAR ENDED
                                                           ----------------------------------
                                                              JANUARY 1,        JANUARY 2,
PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)                      1999              1998
--------------------------------------------------------   ---------------   ----------------
   Net revenues ........................................    $ 118,155,676     $  34,499,746
   Net loss ............................................      (30,554,373)      (12,354,776)
   Basic and diluted net loss per common share .........    $       (1.56)    $       (1.74)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents unaudited supplemental quarterly financial information for the year ended January 1, 1999 and the period from April 23, 1997 through January 2, 1998:

                                                                                QUARTER ENDED
                                                 ---------------------------------------------------------------------------
                                                     APRIL 3,           JULY 3,            OCTOBER 2,          JANUARY 1,
                                                       1998               1998                1998                1999
                                                 ---------------   -----------------   -----------------   -----------------
   Net revenues ..............................    $  18,531,770      $  23,043,386       $  28,043,616       $  33,083,608
   Income (loss) from operations .............      (39,159,455)         2,478,807           3,761,942           4,464,429
   Income (loss) before income taxes .........      (39,453,173)         2,303,150           3,936,910           4,612,244
   Net income (loss) .........................      (39,453,173)         2,303,150           3,936,910           4,287,424
   Basic net income (loss)
    per common share .........................    $       (3.86)     $        0.13       $        0.16       $        0.18
   Diluted net income (loss) per
    common share .............................    $       (3.86)     $        0.07       $        0.11       $        0.12

                                                                                       QUARTER ENDED
                                                            APRIL 23, 1997   ---------------------------------
                                                            (INCEPTION) TO    SEPTEMBER 30,       JANUARY 2,
                                                            JUNE 30, 1997          1997              1998
                                                           ---------------   ---------------   ---------------
   Net revenues ........................................    $     62,090      $  2,697,654      $ 12,088,428
   Income (loss) from operations .......................      (4,599,310)       (4,089,203)       (3,784,402)
   Income (loss) before income taxes ...................      (4,348,294)       (3,894,813)       (3,847,345)
   Net income (loss) ...................................      (4,348,294)       (3,894,813)       (3,847,345)
   Basic and diluted net loss per common share .........    $         --      $      (0.51)     $      (0.40)

     Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net loss per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

SECTION 16(A). BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information is incorporated herein by reference to the Company's definitive 1999 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

   (a) The following documents are filed as a part of this Form:

      1. Financial Statement Schedules:

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


      2. Exhibits: See Index to Exhibits on page 42.

     The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

     On December 14, 1998, and amended on December 14, 1998, the Company filed a Current Report on Form 8-K dated September 30, 1998, announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the outstanding stock of Infinity Consulting Group, Inc. ("Infinity") pursuant to a Stock Purchase Agreement dated as of September 30, 1998, entered into by and among the Company and each of the stockholders of Infinity.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 31st day of March, 1999.

                                     ANSWERTHINK CONSULTING GROUP, INC.

                                     By: /s/ Ted A. Fernandez
                                         -----------------------------------
                                             Ted A. Fernandez
                                             President, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

             SIGNATURES                                TITLE                          DATE
-----------------------------------   ---------------------------------------   ---------------
/s/  Ted A. Fernandez                 President, Chief Executive Officer        March 31, 1999
-----------------------------------    and Director
     Ted A. Fernandez                  (Principal Executive Officer)

/s/  Luis E. San Miguel               Executive Vice President, Finance and     March 31, 1999
-----------------------------------    Chief Financial Officer (Principal
     Luis E. San Miguel                Financial and Accounting Officer)

/s/  John F. Brennan                  Executive Vice President, Chief           March 31, 1999
-----------------------------------    Administrative Officer
     John F. Brennan

/s/  Allan R. Frank                   Executive Vice President, Chief           March 31, 1999
-----------------------------------    Technology Officer and Director
     Allan R. Frank

/s/  Ulysses S. Knotts, III           Executive Vice President, Sales and       March 31, 1999
-----------------------------------    Marketing and Director
     Ulysses S. Knotts, III

/s/  Fernando Montero                 Director                                  March 31, 1999
-----------------------------------
     Fernando Montero

/s/  Edmund R. Miller                 Director                                  March 31, 1999
-----------------------------------
     Edmund R. Miller

/s/  Bruce V. Rauner                  Director                                  March 31, 1999
-----------------------------------
     Bruce V. Rauner

/s/  William C. Kessinger             Director                                  March 31, 1999
-----------------------------------
     William C. Kessinger

/s/ Robert J. Bahash                  Director                                  March 31, 1999
-----------------------------------
     Robert J. Bahash

             SIGNATURES                                TITLE                          DATE
-----------------------------------   ---------------------------------------   ---------------
                                     Director
-----------------------------------
     Jeffrey E. Keisling

                                     Director
-----------------------------------
     Alan T.G. Wix

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           DESCRIPTION
---------                                        -----------
3.1 *     Second Amended and Restated Articles of Incorporation of the Registrant
3.2 *     Form of Amended and Restated Bylaws of the Registrant
9.1 *     Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the
          Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto
9.2 *     Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3 *     Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement
9.4 *     Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller
10.1 *    Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.2 *    Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the
          Registrant, GTCR V, GTCR Associates and Miller Capital]
10.3 *    Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4 *    Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs.
          Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein
10.5 *    Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI
10.6 *    Revolving Credit Agreement dated as of November 7, 1997 among the Registrant,
          BankBoston, N.A. and certain other lenders party thereto and BankBoston, N.A. as agent
10.7 *    Agreement and Plan of Merger dated as of August 1, 1997 among the Registrant, RTI and all of the shareholders of RTI
10.8 *    Stock Purchase Agreement dated as of October 13, 1997 by and between the Registrant and Gregory P. Hackett relating to the acquisition of Hackett Group
10.9 *    Amendment No. 1 dated March 12, 1998 to Stock Purchase Agreement dated as of
          October 13, 1997 by and between the Registrant and Gregory P. Hackett relating to the acquisition of Hackett Group
10.10*    Stock Purchase Agreement dated as of November 12, 1997 by and between the Registrant and the shareholders of Delphi relating to the acquisition of Delphi
10.11*    Registrant's 1998 Stock Option and Incentive Plan
10.12*    Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts
10.13*    Senior Management Agreement dated April 23, 1997 between the Registrant and
          Mr. Miller
10.14*    Form of Employment Agreement to be entered into between the Registrant and each of
          Messrs. Fernandez, Frank and Knotts
10.15*    Employment Agreement dated July 22, 1997 between the Registrant and Mr. San Miguel
10.16*    Restricted Stock Agreement dated July 22, 1997 between the Registrant and Mr. San
          Miguel
10.17*    Form of Employment Agreement to be entered into between the Registrant and Mr. San
          Miguel

EXHIBIT
NUMBER                                           DESCRIPTION
---------                                        -----------
10.18*     Confidential Settlement Agreement dated as of May 21, 1998 between KPMG Peat
           Marwick LLP, on the one hand, and the Registrant, certain officers and employees of the
           Registrant, Mr. Miller and Miller Capital, on the other
10.19*     Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.20*     Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5,
           1998 between the Registrant and FSC
10.21*     Amendment No. 2 dated as of May 5, 1998 to Agreement and Plan of Merger dated as of
           August 1, 1997 among the Registrant, RTI and all of the shareholders of RTI
10.22*     Amendment to certain Senior Management Agreements dated March 27, 1998, among the
           Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and
           Miller
10.23*     Agreement and Plan of Merger among the Registrant, Registrant Acquisition Sub, Legacy and the shareholders of Legacy
10.24*     First Amendment to Revolving Credit Agreement dated as of April 3, 1998, by and among the Registrant, BankBoston, N.A. and certain other lenders party thereto and
           BankBoston, N.A. as agent
10.25*     Second Amendment to Revolving Credit Agreement dated as of May 20, 1998 by and among the Registrant, BankBoston, N.A. and certain other lenders party thereto and
           BankBoston, N.A. as agent
10.26      Third Amendment to Revolving Credit Agreement dated as of November 24, 1998 by and among the Registrant, BankBoston, N.A. and certain other lenders party thereto and
           BankBoston, N.A. as agent
10.27*     Amendment No. 1 dated as of May 18, 1998 to Agreement and Plan of Merger among the
           Registrant, the Registrant Acquisition Sub, Legacy and the Shareholders of Legacy
10.28*     Form of Termination of Senior Management Agreement by and among the Registrant,
           Mr. Miller and the Board of Directors
10.29*     Form of Second Amendment to Certain Senior Management Agreements among the
           Company, the Board of Directors and each of Messrs. Fernandez, Frank and Knotts
10.30***   Stock Purchase Agreement by and among AnswerThink Consulting Group, Inc., Infinity
           Consulting Group Inc., and the Shareholders of Infinity dated as of September 30, 1998
10.31**    AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.32      Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.33      Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.34      Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.35      Form of Senior Management Agreement dated July 31, 1997 between the Registrant and
           Mr. Brennan
21.1       Subsidiaries of the Registrant
23         Consent of PricewaterhouseCoopers LLP
27.1       Financial Data Schedule (period January 3, 1998 to January 1, 1999)

----------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (333-48123).
** Incorporated by reference from the Company's Registration Statement on Form S-8 (333-69951).
*** Incorporated by reference from the Company's Form 8-K dated October 14,
    1998.