Form 10-Q
period 1999-04-02
ANSWERTHINK CONSULTING GROUP INC
filed 1999-05-17
CIK 1057379

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 2, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                         COMMISSION FILE NUMBER 0-24343

                       ANSWERTHINK CONSULTING GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                              65-0750100
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

  1001 BRICKELL BAY DRIVE, SUITE 3000
           MIAMI, FLORIDA                                          33131
----------------------------------------                        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (305) 375-8005
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of April 2, 1999, there were 34,699,042 shares of common stock outstanding.
================================================================================

                       ANSWERTHINK CONSULTING GROUP, INC.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of April 2, 1999 and January 1, 1999        3

    Consolidated Statements of Operations for the Quarter ended April 2, 1999
       and April 3 1998                                                        4

    Consolidated Statements of Cash Flows for the Quarter ended April 2, 1999
       and April 3, 1998                                                       5

    Notes to Consolidated Financial Statements                                 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                              9

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      14

SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                APRIL 2,         JANUARY 1,
                                                                                                  1999              1999
                                                                                              -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                  $  15,432,717    $  29,965,976
   Short-term investments                                                                                --        1,000,000
   Accounts receivable and unbilled revenue, net                                                 40,165,494       32,943,585
   Prepaid expenses and other current assets                                                      1,911,761        1,415,321
                                                                                              -------------    -------------
      Total current assets                                                                       57,509,972       65,324,882

Property and equipment, net                                                                       4,232,424        4,046,570
Other assets                                                                                      3,427,386        3,052,384
Goodwill, net                                                                                    27,827,798       23,585,946
                                                                                              -------------    -------------
      Total assets                                                                            $  92,997,580    $  96,009,782
                                                                                              =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $   3,395,791    $   2,869,684
   Accrued expenses and other liabilities                                                        13,509,836       13,894,848
   Income taxes payable                                                                           2,570,228        1,059,474
   Current portion of notes payable                                                               1,896,000        2,393,611
                                                                                              -------------    -------------
      Total current liabilities                                                                  21,371,855       20,217,617

Notes payable                                                                                            --        2,324,329
Redeemable subordinated notes, net                                                                       --        4,508,811
                                                                                              -------------    -------------
      Total liabilities                                                                          21,371,855       27,050,757
                                                                                              -------------    -------------
Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                                         --               --

   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding: 34,699,042 shares at April 2, 1999; 33,849,542 shares at
     January 1, 1999                                                                                 34,699           34,539

   Additional paid-in capital                                                                   117,520,996      113,391,461
   Unearned compensation-restricted stock                                                        (1,246,782)      (1,390,630)
   Accumulated deficit                                                                          (44,683,188)     (43,076,345)
                                                                                              -------------    -------------
      Total shareholders' equity                                                                 71,625,725       68,959,025
                                                                                              -------------    -------------
      Total liabilities and shareholders' equity                                              $  92,997,580    $  96,009,782
                                                                                              =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          QUARTER ENDED
                                                                                  ----------------------------
                                                                                    APRIL 2,       APRIL 3,
                                                                                      1999           1998
                                                                                  ------------    ------------
Net revenues                                                                      $ 44,805,186    $ 22,836,120
Costs and expenses:
   Project personnel and expenses                                                   26,809,217      14,101,404
   Selling, general and administrative                                              12,787,087       7,508,275
   Compensation related to vesting of restricted shares                                     --      40,843,400
   Merger related expenses                                                           2,500,000              --
                                                                                  ------------    ------------
      Total costs and operating expenses                                            42,096,304      62,453,079
                                                                                  ------------    ------------
   Income (loss) from operations                                                     2,708,882     (39,616,959)

Other income (expense):
   Interest income                                                                     198,107          30,072
   Interest expense                                                                   (290,487)       (353,739)
                                                                                  ------------    ------------
Income (loss) before income taxes and extraordinary loss                             2,616,502     (39,940,626)
Income taxes                                                                         2,110,754              --
                                                                                  ------------    ------------
Income (loss) before extraordinary loss                                                505,748     (39,940,626)
Extraordinary loss on early extinguishment of debt (net of taxes of $1,408,000)      2,112,591              --
                                                                                  ------------    ------------
Net loss                                                                          $ (1,606,843)   $(39,940,626)
                                                                                  ============    ============
Basic net income (loss) per common share:
   Income (loss) before extraordinary loss                                        $       0.02    $      (3.64)
   Extraordinary loss on early extinguishment of debt                             $      (0.08)   $         --
   Net loss per common share                                                      $      (0.06)   $      (3.64)

Weighted average common shares outstanding                                          25,193,425      10,984,103


Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss                                        $       0.01    $      (3.64)
   Extraordinary loss on early extinguishment of debt                             $      (0.06)   $         --
   Net loss per common share                                                      $      (0.04)   $      (3.64)

Weighted average common and common equivalent shares outstanding                    35,711,862      10,984,103

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                              ----------------------------
                                                                                APRIL 2,        APRIL 3,
                                                                                  1999            1998
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $ (1,606,843)   $(39,940,626)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Extraordinary loss on early extinguishment of debt                          2,112,591              --
     Compensation related to vesting of restricted shares                               --      40,843,400
     Depreciation and amortization                                               1,242,273         743,334
     Deferred income taxes                                                         600,000              --
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                       (6,916,935)     (3,962,068)
     Increase in prepaid expenses and other current and non-current assets        (330,343)       (391,784)
     Increase in accounts payable                                                  520,808         507,966
     (Decrease) increase in accrued expenses and other liabilities                (204,940)      1,367,243
     Increase in income taxes payable                                            1,510,754              --
                                                                              ------------    ------------
         Net cash used in operating activities                                  (3,072,635)       (832,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (494,300)       (814,286)
   Sale of property and equipment under sale/leaseback arrangement                      --         456,041
   Sales of short-term investments                                               1,000,000              --
   Cash used in acquisition of businesses, net of cash acquired                 (2,428,691)             --
                                                                              ------------    ------------
         Net cash used in investing activities                                  (1,922,991)       (358,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                        1,371,796             126
   Repurchase of common stock                                                           --          (1,018)
   Proceeds from issuance of convertible preferred stock                                --       1,099,995
   Proceeds from revolving credit facility                                              --       3,265,827
   Repayment of revolving credit facility                                               --      (3,760,000)
   Proceeds from issuance of notes payable                                              --       1,712,500
   Repayment of notes payable                                                   (2,865,790)       (985,328)
   Repayment of redeemable subordinated notes                                   (8,000,000)             --
   Proceeds from capital lease obligation                                               --         507,015
   Repayment of obligation under capital lease                                     (43,639)        (25,112)
                                                                              ------------    ------------
         Net cash (used in) provided by financing activities                    (9,537,633)      1,814,005
                                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents                           (14,533,259)        623,225
Cash and cash equivalents at beginning of period                                29,965,976       3,277,121
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $ 15,432,717    $  3,900,346
                                                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements of AnswerThink Consulting Group, Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In February 1999, the Company merged with triSpan, Inc ("triSpan"). The merger with triSpan was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan. (See
Note 3.)

         In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 1, 1999, included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 2, 1999, are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform with current period presentation.

2.   NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation is significantly lower than actual shares issued and outstanding.

         Income (loss) per common share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares as of April 3, 1998, were excluded from the fully diluted loss per share calculation for the quarter ended April 3, 1998 because their effect would have been anti-dilutive to the operating loss incurred by the Company during the first quarter of 1998. Accordingly, the amount reported for basic and diluted net loss per share were the same. Potentially dilutive shares which were not included in the diluted loss per share calculation for the three months ended April 3, 1998 include 9,797,442 shares of unvested restricted common stock issued under employment agreements and 6,881,742 shares from the assumed conversion of the convertible preferred stock outstanding at that time.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.   NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

         The following table presents the calculation of earnings per share:

                                                                                           QUARTER ENDED
                                                                                     ----------------------------
                                                                                       APRIL 2,       APRIL 3,
                                                                                        1999            1998
                                                                                     ------------    ------------
Net income (loss) before extraordinary loss                                          $    505,748    $(39,940,626)
Extraordinary loss on early extinguishment of debt                                   $ (2,112,591)   $         --
                                                                                     ------------    ------------
Net loss                                                                             $ (1,606,843)   $(39,940,626)
                                                                                     ============    ============
Basic net income per common share:
   Weighted average common shares outstanding                                          25,193,425      10,984,103
                                                                                     ============    ============
   Income (loss) before extraordinary loss                                           $       0.02    $      (3.64)
   Extraordinary loss on early extinguishment of debt                                $      (0.08)   $         --
   Net loss per common share                                                         $      (0.06)   $      (3.64)
Diluted net income (loss) per common share:
   Weighted average common shares outstanding                                          25,193,425      10,984,103
   Dilutive effects of unvested restricted common shares and stock options             10,518,437              --
                                                                                     ------------    ------------
   Weighted average common and common equivalent shares outstanding                    35,711,862      10,984,103
                                                                                     ============    ============
   Income (loss) before extraordinary loss                                           $       0.01    $      (3.64)
   Extraordinary loss on early extinguishment of debt                                $      (0.06)   $         --
   Net loss per common share                                                         $      (0.04)   $      (3.64)

3.   MERGER WITH TRISPAN

         On February 26, 1999, the Company merged with triSpan, Inc ("triSpan"). triSpan is an internet commerce consulting firm that provides Internet consulting, web application development and integration services. The merger was accomplished through an exchange of 689,880 shares of the Company's common stock for all outstanding shares of capital stock of triSpan. Each outstanding share of common stock of triSpan was converted into 0.311 shares of the Company's common stock. The transaction was accounted for under the pooling-of-interests method and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of triSpan for all periods presented. For the quarters ended April 2, 1999 and April 3, 1998, triSpan's revenues were $3.7 million and $4.3 million, respectively. For the quarters ended April 2, 1999 and April 3, 1998, triSpan's net losses, excluding merger related expenses and an extraordinary loss on early extinguishment of debt, were $419,000 and $487,000, respectively. Merger related expenses included investment banking, legal and accounting fees as well as the costs of combining operations and the elimination of duplicate facilities.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   ACQUISITIONS AND NON-CASH INVESTING ACTIVITIES

         In February 1999, the Company acquired all the outstanding shares of Group Cortex, Inc. ("Group Cortex") for 70,839 shares of the Company's common stock valued at $2.0 million. Group Cortex is a Philadelphia-based provider of Internet consulting, web application development and integration services. Group Cortex develops customized business applications that leverage the Internet. Its project teams provide strategic guidance and hands-on-know how, in the delivery of complex, scalable Intranet and Internet commerce projects.

         In February 1999, the Company acquired certain assets of the Call Center Enterprises ("CCE") consulting organization of the Quintus Corporation for $2.5 million in cash. CCE plans, designs and implements modern large scale call centers. CCE continues to support the eContact Quintus software product suite for routing and managing customer transactions across all electronic media.

         The Company's acquisitions of Group Cortex and CCE have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisitions. The excess of the purchase prices of Group Cortex and CCE over the estimated fair values of the net identifiable assets acquired totaled $4.6 million and has been recorded as goodwill which is being amortized on a straight-line basis over fifteen years. The pro forma impact of these acquisitions was not significant to the results of the Company's consolidated operations for the quarter ended April 2, 1999.

5.   INCOME TAXES

         The Company's effective tax rate for the first quarter of 1999 was 80.7% compared with no income tax provision in the first quarter of 1998. The high effective tax rate in the first quarter of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation. The Company's effective tax rate, excluding these items, was 40.0%. The Company did not record a tax provision in the first quarter of 1998 due to the utilization of net operating loss carryforwards.

6.   EXTRAORDINARY LOSS

         The extraordinary loss on early extinguishment of debt related to the repayment of subordinated notes which were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following the merger with triSpan, the Company repaid these notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

                       ANSWERTHINK CONSULTING GROUP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates and the Year 2000 issue including the potential reduction in demand for information technology services if customers redirect resources to solve their Year 2000 issues. A discussion of the Company's risk factors is set forth in the Company's Registration Statement on Form S-1 (Registration Form 333-48123) under the caption "Risk Factors".

OVERVIEW

         AnswerThink Consulting Group, Inc. ("AnswerThink" or the "Company") provides integrated consulting and technology enabled solutions focused on the emerging Internet-driven electronic commerce marketplace. AnswerThink offers a wide range of integrated solutions, including benchmarking, business process transformation, software package implementation, Internet commerce, decision support technology and Year 2000 solutions. These solutions span across multi-entity functional areas and include supply chain, sales and marketing, customer support, finance, human resources and information technology. The Company markets its services to senior executives in organizations where business transformation and technology-enabled change can have a significant competitive impact.

         In February 1999, the Company merged with triSpan, Inc ("triSpan"). The merger was accomplished through an exchange of 689,880 shares of the Company's common stock for all outstanding shares of capital stock of triSpan. The merger with triSpan was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results.

                                                                                              QUARTER ENDED
                                                                              ----------------------------------------------
                                                                                 APRIL 2, 1999            APRIL, 3, 1998
                                                                              ----------------------    --------------------
Net revenues                                                                  $ 44,805       100.0%     $ 22,836       100.0%
Costs and expenses:
   Project personnel and expenses                                               26,809        59.8%       14,102        61.7%
   Selling, general and administrative                                          12,787        28.6%        7,508        32.9%
   Compensation related to vesting of restricted shares                             --          --        40,843       178.9%
   Merger related expenses                                                       2,500         5.6%           --          --
                                                                              --------------------      --------------------
      Total costs and operating expenses                                        42,096        94.0%       62,453       273.5%
                                                                              --------------------      --------------------
Income (loss) from operations                                                    2,709         6.0%      (39,617)     (173.5%)
Other income (expense):
   Interest income (expense), net                                                  (92)       (0.2%)        (324)       (1.4%)
                                                                              --------------------      --------------------
Income (loss) before income taxes and extraordinary loss                         2,617         5.8%      (39,941)     (174.9%)
Income taxes                                                                     2,111         4.7%           --          --
                                                                              --------------------      --------------------
Income (loss) before extraordinary loss on early extinguishment of debt            506         1.1%      (39,941)     (174.9%)
Extraordinary loss on early extinguishment of debt (net of taxes of $1,408)      2,113         4.7%           --          --
                                                                              --------------------      --------------------
      Net loss                                                                $ (1,607)       (3.6%)    $(39,941)     (174.9%)
                                                                              ====================      ====================

         NET REVENUES. Net revenues for the first quarter of 1999 increased by $22.0 million or 96.2% over the comparative quarter of 1998. This increase was attributable to several factors, including: an increase in the number of clients served, sales of additional projects to existing clients, additional service offerings provided by the Company and the Company's acquisitions in 1998 and 1999.

         PROJECT PERSONNEL AND EXPENSES. Project personnel costs and expenses consist of salaries and payroll-related expenses for consultants. Project personnel and expenses for the first quarter of 1999 increased by $12.7 million or 90.1% over the comparative quarter of 1998. The increase in project personnel and expenses is attributable to an increase in the number of consultants from 438 at the end of the first quarter of 1998 to 838 at the end of the first quarter of 1999. This increase was the result of hiring additional consultants to support the Company's internal growth and expanded service offerings as well as the Company's four acquisitions since the end of the first quarter of 1998. Project personnel and expenses as a percentage of net revenues decreased slightly in the first quarter of 1999 to 59.8% compared to 61.7% during the comparative 1998 quarter due primarily to an increase in the average billing rate for consultants.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $12.8 million in the first quarter of 1999 compared to $7.5 million during the first quarter of 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 28.6% in the first quarter of 1999 from 32.9% during the first quarter of 1998. This decrease was due primarily to higher revenue levels during the first quarter of 1999, as well as the Company's ability to leverage its infrastructure to the acquired companies. The increased dollar amount of selling, general and administrative expenses was primarily attributable to an increase in the number of sales and functional support associates, additional selling costs related to the higher sales volume as well as higher recruiting and training costs resulting from the increase in the number of consultants.

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

         MERGER RELATED EXPENSES. Merger related expenses were $2.5 million for the three months ended April 2, 1999. These expenses related primarily to the Company's merger with triSpan in February 1999, which was accounted for as a pooling-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

         INTEREST INCOME (EXPENSE), NET. Net interest expense totaled $92,000 in the first quarter of 1999 compared to $324,000 of net interest expense in the comparative quarter of 1998. Net interest expense was lower in 1999 primarily as a result of lower debt levels as the Company utilized the proceeds of its initial public offering in the second quarter of 1998 to repay the majority of its long-term borrowings.

         INCOME TAXES. The Company's effective tax rate for the first quarter of 1999 was 80.7% compared with no income tax provision in the first quarter of 1998. The high effective tax rate in the first quarter of 1999 was attributable to the non-deductibility of merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation. The Company's effective tax rate, excluding these items, was 40.0%. The Company did not record a tax provision in the first quarter of 1998 due to the utilization of net operating loss carryforwards.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. The extraordinary loss on early extinguishment of debt was a result of the repayment of subordinated notes which were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following the merger with triSpan, the Company repaid these notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         At April 2, 1999, the Company had $15.4 million of cash and cash equivalents compared to $3.9 million at April 3, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston for up to $20 million. The credit facility is unsecured and contains certain restrictive covenants. There were no borrowings under this credit facility as of April 2, 1999.

         Net cash used in operating activities was $3.1 million for the quarter ended April 2, 1999 compared to $833,000 used during the comparable period of 1998. During the quarter ended April 2, 1999, net cash used in operating activities was primarily attributable to an increase in accounts receivable and unbilled revenue, partially offset by an increase in income taxes payable and the Company's operating income. During the comparable period of 1998, net cash used in operating activities was primarily attributable to an increase in accounts receivable and unbilled revenue, which was partially offset by increases in accrued expenses and other liabilities and the Company's earnings excluding non-cash charges.

         Net cash used in investing activities was $1.9 million for the first quarter of 1999 compared to $358,000 during the first quarter of 1998. The use of cash for investing activities in 1999 was attributable to $2.4 million used in the acquisition of businesses and $494,000 of purchases of property and equipment, partially off-set by sales of short-term investments of $1.0 million. During the comparable period of 1998, net cash used in investing activities was for purchases of property and equipment, which were offset by a sale of property and equipment under a sale/leaseback arrangement.

         Net cash used in financing activities was $9.5 million in the first three months of 1999 compared to $1.8 million provided by financing activities during the first three months of 1998. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes which were assumed in connection with the triSpan merger as well as the repayment of other notes payable totaling $2.9 million, which were partially offset by the proceeds from the employee stock purchase plan. The primary source of cash from financing activities during the first three months of 1998 was $1.1 million received from the issuance of convertible preferred stock.

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

         All of the Company's internal systems were implemented during 1997 and 1998. The Company has prepared an inventory of information technology and non-information technology system components and has begun to classify system components in terms of its criticality to the Company's operations. Its mission critical components, which include Oracle Financials, Personnel, Time and Expense, and Project Billing software modules, are considered by the vendors to be Year 2000 compliant. In December of 1998, as part of its overall Year 2000 readiness assessment effort, the Company kicked off its efforts to confirm this fact. The Company is in the process of confirming the Year 2000 compliance of its mission critical system vendors, and has currently targeted May 31, 1999 as the completion date for this assessment. The Company anticipates that the Year 2000 compliance of mission critical components will be confirmed in all material respects. If compliance is not successfully confirmed, the Company anticipates that components that are not compliant will be able to be fixed using software vendor release updates in connection with existing maintenance agreements that include as a component a Year 2000 remedy. The Company estimates that the cost to apply the Year 2000 release updates will not be material. The testing of critical applications will begin during the second quarter of 1999. If, as a result of this testing, further updates are required, the Company believes that all required updates will be installed and tested prior to December 31, 1999. However there can be no assurances that all required tests and updates will be completed by that date.

         As part of its overall Year 2000 program the Company plans to assess the readiness of its external business relationships on which it relies in the conduct of its business. For example, a third party vendor performs the payroll function for the Company. The Company also relies on the services of telecommunications companies, Internet service providers, banks, utilities and commercial airlines, among others. The Company is in the process of inventorying and classifying these relationships according to its criticality to the Company's operations. The Company plans to seek assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 issue, and to the extent not given, the Company intends to devise contingency plans designed to mitigate the impact on the Company's business in the event the Year 2000 issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

         The Company believes the Year 2000 Issue as it relates to its internal information technology and non-information technology system components will not have material impact on the Company's financial condition or results of operations. However, the potential failure of the systems of its external business relationships discussed above and the potential for failures at its material clients which cause the postponement or cancellation of ongoing projects could result in an interruption of normal business activities and operations and result in the cancellation of future project. Such failures could materially and adversely affect the Company's results of operations. Due to the general uncertainty inherent in the Year 2000 Issue, resulting in part from the uncertainty of the Year 2000 readiness of external business relationships, the Company is unable to determine at this time whether the consequences of external Year 2000 failures will have a material impact on the Company's results of operations.

         The services offered by the Company do not include actual Year 2000 code remediation services. However, approximately 6% of the Company's revenues for the three months ended April 2, 1999 were related to assisting clients assess Year 2000 readiness and assist clients designing and managing the process whereby necessary remediation is accomplished. The Company's clients are ultimately responsible for the actual remediation process. However, these clients could assert that certain services performed by the Company contributed to their failure to resolve their Year 2000 issues on a timely basis. In addition, the Company's principal service offerings include software package recommendation and implementation as well as system design. These software packages are created by third parties. Further, the hardware and software components of the systems designed by the Company are created by third parties. Clients could assert that the services rendered in connection with the recommendation and installation of software packages and system design, installation, and implementation and the interfacing of software packages with existing client systems involved or are related to the Year 2000 issue. There can be no way of assuring that all such software packages and systems components will be Year 2000 compliant. Further, clients have the ability to alter and upgrade software and system components after project completion. These client activities may render these software packages or systems non-compliant. Due to the potential significance of the Year 2000 issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to services provided by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated cost of defending such claims) could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                       ANSWERTHINK CONSULTING GROUP, INC.
                          PART II - - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) (i) On February 12, 1999, in connection with the Registrant's acquisition of Group Cortex, Inc. ("Group Cortex"), the Registrant issued 70,839 shares of common stock that were not registered under the Securities Act of 1933 to the former stockholders of Group Cortex. These shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

             (ii) On February 26, 1999, in connection with the Registrant's merger with triSpan, Inc. ("triSpan"), the Registrant exchanged 689,880 shares of common stock for all outstanding shares of capital stock of triSpan. These shares of common stock were not registered under the Securities Act of 1933 and were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (c)          EXHIBITS

            NUMBER   EXHIBIT
            ------   -------
             4.1     Registration Rights Agreement by and among AnswerThink
                     Consulting Group, Inc. and certain shareholders of triSpan, Inc.

           10.36 Merger Agreement, dated as of February 26, 1999, by and among the Registrant, triSpan, Inc. ("triSpan") and the Shareholders of triSpan.

           10.37 Escrow Agreement by and among AnswerThink Consulting Group, Inc., First Union National Bank and those certain shareholders, vested option holders and warrant holders of triSpan, Inc. listed on the signature page thereof.

            27.1     Financial Data Schedule

             (b)          REPORTS ON FORM 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended April 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ANSWERTHINK CONSULTING GROUP, INC.

                    Date: May 17, 1999      By: /s/ LUIS E. SAN MIGUEL
                                            ------------------------------------
                                            Luis E. San Miguel
                                              Executive Vice President, Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

            NUMBER   EXHIBIT
            ------   -------

             4.1 Registration Rights Agreement by and among AnswerThink Consulting Group, Inc. and certain shareholders of triSpan, Inc.

           10.36 Merger Agreement, dated as of February 26, 1999, by and among the Registrant, triSpan, Inc. ("triSpan") and the Shareholders of triSpan.

           10.37 Escrow Agreement by and among AnswerThink Consulting Group, Inc., First Union National Bank and those certain shareholders, vested option holders and warrant holders of triSpan, Inc. listed on the signature page thereof.

            27.1     Financial Data Schedule