Form 10-Q
period 1999-07-02
ANSWERTHINK CONSULTING GROUP INC
filed 1999-08-16
CIK 1057379

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended July 2, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of July 2, 1999, there were 34,746,162 shares of common stock outstanding.

===============================================================================

                       ANSWERTHINK CONSULTING GROUP, INC.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of July 2, 1999 and January 1, 1999                                   3

    Consolidated Statements of Operations for the Quarters ended July 2, 1999 and July 3, 1998 and for the Six Months Ended July 2, 1999 and July 3,
       1998                                                                                              4

    Consolidated Statements of Cash Flows for the Six Months ended July 2, 1999 and
       July 3, 1998                                                                                      5

    Notes to Consolidated Financial Statements                                                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                                        9

PART II      OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                              14


SIGNATURES                                                                                              15

EXHIBIT INDEX                                                                                           16

                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JULY 2,          JANUARY 1,
                                                                                      1999              1999

                                                                                 ---------------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 12,034,567      $ 29,965,976
   Short-term investments                                                               500,000         1,000,000
   Accounts receivable and unbilled revenue, net                                     45,782,096        32,943,585
   Prepaid expenses and other current assets                                          1,443,124         1,415,321
                                                                                 ---------------   ----------------
      Total current assets                                                           59,759,787        65,324,882

Property and equipment, net                                                           4,306,956         4,046,570
Other assets                                                                          3,380,732         3,052,384
Goodwill, net                                                                        31,497,468        23,585,946
                                                                                 ---------------   ----------------
      Total assets                                                                 $ 98,944,943      $ 96,009,782
                                                                                 ===============   ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   2,632,212     $   2,869,684
   Accrued expenses and other liabilities                                            14,676,676        13,894,848
   Income taxes payable                                                               2,916,050         1,059,474
   Current portion of notes payable                                                   1,896,000         2,393,611
                                                                                 ---------------   ----------------
      Total current liabilities                                                      22,120,938        20,217,617

Notes payable                                                                                --          2,324,329
Redeemable subordinated notes, net                                                           --          4,508,811

                                                                                 ---------------   ----------------
      Total liabilities                                                              22,120,938        27,050,757
                                                                                 ---------------   ----------------

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                            --                --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  34,746,162 shares at July 2, 1999; 34,228,428 shares at
     January 1, 1999                                                                     34,746            34,228
   Additional paid-in capital                                                       118,392,594       113,391,772
   Unearned compensation                                                             (1,129,935)       (1,390,630)
   Accumulated deficit                                                              (40,473,400)      (43,076,345)
                                                                                 ---------------   ----------------
      Total shareholders' equity                                                     76,824,005        68,959,025
                                                                                 ---------------   ----------------
      Total liabilities and shareholders' equity                                   $ 98,944,943      $ 96,009,782
                                                                                 ===============   ================

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 QUARTER ENDED                       SIX MONTHS ENDED
                                                      ------------------------------------  ------------------------------------
                                                        JULY 2, 1999       JULY 3, 1998       JULY 2, 1999       JULY 3, 1998
                                                      -----------------  -----------------  -----------------  -----------------

Net revenues                                            $  49,508,409      $  27,465,092      $  94,313,595     $   50,301,212
Costs and expenses:
   Project personnel and expenses                          29,189,893         16,499,577         55,999,110         30,600,981
   Selling, general and administrative                     13,331,940          8,781,259         26,119,027         16,289,534
   Compensation related to vesting of common shares                --                 --                 --         40,843,400
   Merger related expenses                                         --                 --          2,500,000                 --
                                                      -----------------  -----------------  -----------------  -----------------
      Total costs and operating expenses                   42,521,833         25,280,836         84,618,137         87,733,915
                                                      -----------------  -----------------  -----------------  -----------------
   Income (loss) from operations                            6,986,576          2,184,256          9,695,458        (37,432,703)

Other income (expense):
   Interest income                                             94,923            110,357            293,030            140,429
   Interest expense                                           (65,186)          (327,350)          (355,673)          (681,089)
                                                      -----------------  -----------------  -----------------  -----------------
Income (loss) before income taxes and
   extraordinary loss                                       7,016,313          1,967,263          9,632,815        (37,973,363)
Income taxes                                                2,806,525                --           4,917,279                --
                                                      -----------------  -----------------  -----------------  -----------------
Income (loss) before extraordinary loss                     4,209,788          1,967,263          4,715,536        (37,973,363)
Extraordinary loss on early extinguishment of debt
   (net of taxes of $1,408,000)                                   --                 --           2,112,591                --
                                                      -----------------  -----------------  -----------------  -----------------
Net income (loss)                                      $    4,209,788     $    1,967,263     $    2,602,945     $  (37,973,363)
                                                      =================  =================  =================  =================

Basic net income (loss) per common share:
   Income (loss) before extraordinary loss            $          0.15    $          0.11    $          0.18    $         (2.61)
   Extraordinary loss on early extinguishment of debt $           --     $           --     $         (0.08)   $           --
   Net income (loss) per common share                 $          0.15    $          0.11    $          0.10    $         (2.61)

Weighted average common shares outstanding                 28,320,962         18,127,646         26,757,194         14,555,875

Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss            $          0.12    $          0.06    $          0.13    $         (2.61)
   Extraordinary loss on early extinguishment of debt $           --     $            --    $         (0.06)   $           --
   Net income (loss) per common share                 $          0.12    $          0.06    $          0.07    $         (2.61)

Weighted average common and common equivalent shares
   outstanding                                             35,625,528         33,000,388         35,668,695         14,555,875

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                     ---------------------------------
                                                                                         JULY 2,          JULY 3,
                                                                                          1999              1998
                                                                                     ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $   2,602,945    $ (37,973,363)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary loss on early extinguishment of debt                                   2,112,591               --
     Compensation related to vesting of common shares                                            --       40,843,400
     Depreciation and amortization                                                        2,425,758        1,847,865
     Deferred income taxes                                                                  600,000               --

   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                               (12,533,190)      (9,343,203)
     Decrease (increase) in prepaid expenses and other current and non-current assets        57,030         (318,409)
     (Decrease) increase in accounts payable                                               (242,771)         141,676
     Increase in accrued expenses and other liabilities                                     809,829        1,260,076
     Increase in income taxes payable                                                     1,856,576              --
                                                                                     ----------------  ---------------
         Net cash used in operating activities                                           (2,311,232)      (3,541,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (1,015,270)      (1,558,668)
   Sale of property and equipment under sale/leaseback arrangement                              --           456,041
   Purchases of short-term investments                                                     (500,000)      (5,850,000)
   Redemption of short-term investments                                                   1,000,000              --
   Cash used in acquisition of businesses, net of cash acquired                          (5,925,208)        (142,918)
                                                                                     ----------------  ---------------
         Net cash used in investing activities                                           (6,440,478)      (7,095,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                 1,686,091       38,711,790
   Repurchase of common stock                                                                   --        (2,643,196)
   Proceeds from issuance of convertible preferred stock                                        --         1,099,639
   Proceeds from revolving credit facility                                                      --         3,000,000
   Repayment of revolving credit facility                                                       --       (12,400,000)
   Proceeds from issuance of notes payable                                                      --           750,000
   Repayment of notes payable                                                            (2,865,790)      (6,402,742)
   Proceeds from redeemable subordinated notes                                                  --         6,500,000
   Repayment of redeemable subordinated notes                                            (8,000,000)              --
                                                                                     ----------------  ---------------
         Net cash (used in) provided by financing activities                             (9,179,699)      28,615,491
                                                                                     ----------------  ---------------

Net (decrease) increase in cash and cash equivalents                                    (17,931,409)      17,977,988
Cash and cash equivalents at beginning of period                                         29,965,976        3,277,121
                                                                                     ----------------  ---------------
Cash and cash equivalents at end of period                                            $  12,034,567    $  21,255,109
                                                                                     ================  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying consolidated financial statements of AnswerThink Consulting Group, Inc. (the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. In February 1999, the Company merged with triSpan, Inc. ("triSpan"). The merger with triSpan was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan (see
Note 3).

         In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 1, 1999, included in the Form 10-K filed by the Company with the Securities and Exchange Commission and as updated in the Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 1999. The consolidated results of operations for the quarter ended July 2, 1999, are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform with current period presentation.

2.   NET INCOME (LOSS) PER COMMON SHARE

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation is significantly lower than actual shares issued and outstanding.

         Income (loss) per common share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares as of July 3, 1998, were excluded from the fully diluted loss per share calculation for the six months ended July 3, 1998 because their effect would have been anti-dilutive to the operating loss incurred by the Company during the first six months of 1998. Accordingly, the amount reported for basic and diluted net loss per share were the same.

3.   MERGER WITH TRISPAN

         On February 26, 1999, the Company merged with triSpan, Inc ("triSpan"). triSpan is an internet commerce consulting firm that provides Internet consulting, web application development and integration services. The merger was accomplished through an exchange of 689,880 shares of the Company's common stock for all outstanding shares of capital stock of triSpan. Each outstanding share of common stock of triSpan was converted into 0.311 shares of the Company's common stock. The transaction was accounted for under the pooling-of-interests method and, accordingly, the accompanying consolidated financial statements and footnotes have been restated to include the operations of triSpan for all periods presented. Merger related expenses include investment banking, legal and accounting fees as well as the costs of combining operations and the elimination of duplicate facilities.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   MERGER WITH TRISPAN (CONTINUED)

         Separate results of AnswerThink and triSpan for the six months ended July 2, 1999 and July 3, 1998 prior to the consummation of the merger are as follows.

                                                 ANSWERTHINK           TRISPAN           COMBINED
                                               -----------------  ------------------ ------------------

Six months ended July 2, 1999
     Net revenues                                 $ 92,039,275         $ 2,274,320       $ 94,313,595
     Net income (loss)                               3,619,059          (1,016,114)         2,602,945

Six months ended July 3, 1998
     Net revenues                                   41,575,156           8,726,056         50,301,212
     Net loss                                      (37,150,022)           (823,341)       (37,973,363)

4.   PROPOSED MERGER WITH THINK

         On June 24, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with THINK New Ideas, Inc. ("Think New Ideas"). Under the Merger Agreement, the Company will be merged with Think New Ideas and each issued and outstanding share of Think New Ideas' common stock will be converted into and exchanged for 0.70 shares of the Company's common stock. The merger is intended to be qualified as a tax-free reorganization and to be accounted for as a pooling-of-interests. The merger is subject to shareholder and regulatory approval, as well as customary closing conditions and is expected to close in the third quarter of 1999. Historical financial data in future reports will be restated to include Think New Ideas. Think New Ideas is a provider of e-business, e-marketing, e-community, e-commerce and e-technology solutions to Fortune 1000 and other blue-chip clients.

5.   ACQUISITIONS AND NON-CASH INVESTING ACTIVITIES

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

         The Company's acquisitions of Group Cortex and CCE have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisitions. The excess of the purchase prices of Group Cortex and CCE over the estimated fair values of the net identifiable assets acquired totaled $4.7 million and has been recorded as goodwill which is being amortized on a straight-line basis over fifteen years. The pro forma impact of these acquisitions was not significant to the results of the Company's consolidated operations for the six months ended July 2, 1999.

         In April 1999, the Company paid $2.8 million in cash to the former shareholders of Delphi Partners, Inc. entitled to contingent consideration upon the achievement of certain pre-tax profit targets, as defined. In addition, in April 1999, the Company paid a total of $1.3 million, $625,000 in cash and $625,000 in the Company's common stock, to the former shareholders of Legacy Technology, Inc. entitled to contingent consideration as certain performance targets were met over the 12-month period ending April 30, 1999. In connection with these payments, the Company recorded additional goodwill of $4.1 million in the second quarter of 1999.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.   INCOME TAXES

         The Company's effective tax rate for the first six months of 1999 was 51% compared with no income tax provision in the first six months of 1998. The high effective tax rate in the first six months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. The Company's effective tax rate excluding these items was 40%. The Company did not record a tax benefit in the first six months of 1998 due to the non-deductibility of the $40.8 million compensation expense relating to the vesting of common shares.

7.   EXTRAORDINARY LOSS

         The extraordinary loss on early extinguishment of debt related to the repayment of subordinated notes which were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following the merger with triSpan, the Company repaid these notes in full, which resulted in an extraordinary loss in the first quarter of 1999 of $2.1 million, net of a $1.4 million tax benefit.

8.   SUBSEQUENT EVENT

         On July 6, 1999, the Company acquired all the issued and outstanding capital stock of CFT Consulting, Inc. ("CFT") for 398,920 shares of the Company's common stock, valued at approximately $8.8 million, and $4.8 million in cash. The sellers are also entitled to contingent consideration of approximately $8.6 million payable in cash and the Company's common stock to be paid by February 29, 2000, upon the achievement of certain revenue targets related to the performance of CFT through the period ending December 31, 1999. The sellers are also entitled to receive additional contingent consideration of up to $1.6 million payable in cash and the Company's common stock to be paid by August 4, 2000, upon the achievement of other revenue targets related to the performance of CFT during the 12-month period ending July 6, 2000. CFT is a Florida-corporation engaged in the business of management and information technology consulting and is a provider of e-business consultancy with a focus on the retail industry.

                       ANSWERTHINK CONSULTING GROUP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates and the Year 2000 issue. A discussion of the Company's risk factors is set forth in the Company's Registration Statement on Form S-1 (Registration Form 333-48123).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results:

(DOLLARS IN THOUSANDS)                                 Quarter Ended                       Six Months Ended
                                             -----------------------------------  -----------------------------------
                                               July 2, 1999      July 3, 1998       July 2, 1999      July 3, 1998
                                             -----------------  ----------------  -----------------  ----------------
Net revenues                                 $49,508  100.0%    $27,465  100.0%   $94,314  100.0%    $50,301    100.0%
Costs and expenses:
   Project personnel and expenses             29,190   59.0%     16,500  60.0%     55,999   59.4%     30,601     60.8%
   Selling, general and administrative        13,332   26.9%      8,781  32.0%     26,119   27.7%     16,290     32.4%
   Compensation related to vesting of shares      --      --         --     --         --      --     40,843     81.2%
   Merger related expenses                        --      --         --     --      2,500    2.6%         --       --
                                             -----------------  ----------------  ----------------- -----------------
      Total costs and operating expenses      42,522   85.9%     25,281  92.0%     84,618   89.7%     87,734    174.4%
                                             -----------------  ----------------  ----------------- -----------------
Income (loss) from operations                  6,986   14.1%      2,184   8.0%      9,696   10.3%    (37,433)   (74.4%)
Other income (expense):
   Interest income (expense), net                 30    0.1%       (217) (0.8%)      (63)   (0.1%)      (541)    (1.1%)
                                             -----------------  ----------------  ----------------- -----------------
Income (loss) before income taxes and
   extraordinary loss                          7,016   14.2%      1,967   7.2%      9,633   10.2%    (37,974)   (75.5%)
Income taxes                                   2,806    5.7%        --     --       4,917    5.2%         --       --
                                             -----------------  ----------------  ----------------- -----------------
Income (loss) before extraordinary loss on
   early extinguishment of debt                4,210    8.5%      1,967   7.2%      4,716    5.0%    (37,974)   (75.5%)
Extraordinary loss on early extinguishment
   of debt (net of taxes of $1,408)              --      --         --     --       2,113    2.2%         --       --
                                             -----------------  ----------------  ----------------- -----------------
      Net income (loss)                      $ 4,210    8.5%    $ 1,967   7.2%     $2,603    2.8%   $(37,974)   (75.5%)
                                             =================  ================  ================= =================

         NET REVENUES. Net revenues for the second quarter of 1999 increased by $22.0 million or 80.3% over the comparative quarter of 1998. For the first six months of 1999, net revenues increased $44.0 million or 87.5% over the first six months of 1998. The increase in net revenues in both periods was attributable to several factors, including: an increase in the number of clients served, sales of additional projects to existing clients, additional service offerings provided by the Company and the Company's acquisitions in 1998 and 1999.

         PROJECT PERSONNEL AND EXPENSES. Project personnel costs and expenses consist of salaries and payroll-related expenses for consultants. Project personnel and expenses for the second quarter of 1999 increased by $12.7 million or 76.9% over the comparative quarter of 1998. For the first six months of 1999, project personnel and expenses increased $25.4 million or 83% over the first six months of 1998. The increase in project personnel and expenses is attributable to an increase in the number of consultants from 553 at the end of the second quarter of 1998 to 906 at the end of the second quarter of 1999. This increase was the result of hiring additional consultants to support the Company's internal growth and expanded service offerings as well as the Company's four acquisitions since the end of the first quarter of 1998. Project personnel and expenses as a percentage of net revenues decreased in the second quarter of 1999 to 59.0% compared to 60.0% during the comparative 1998 quarter and in the first six months of 1999 to 59.4% to 60.8%. These decreases were primarily due to an increase in the average billing rate for consultants.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $13.3 million in the second quarter of 1999 compared to $8.8 million during the second quarter of 1998. For the first six months of 1999, selling, general and administrative expenses were $26.1 million compared to $16.3 during the first six months of 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 26.9% in the second quarter of 1999 from 32.0% during the second quarter of 1998. For the first six months of 1999, selling, general and administrative expenses as a percentage of net revenues decreased to 27.7% from 32.4% during the first six months of 1998. These decreases were primarily due to higher revenue levels during the second quarter of 1999 and the first six months of 1999, as well as the Company's ability to leverage its infrastructure to the acquired companies. The increased dollar amount of selling, general and administrative expenses was primarily attributable to an increase in the number of sales and functional support associates, additional selling costs related to the higher sales volume as well as higher recruiting and training costs resulting from the increase in the number of consultants.

         COMPENSATION RELATED TO VESTING OF COMMON SHARES. The Company recorded a charge in the first quarter of 1998 of approximately $40.8 million relating to the vesting of shares held by seven of the Company's senior managers and one director that were subject to certain performance vesting criteria. There are no additional restricted shares outstanding that are subject to performance criteria for vesting.

         MERGER RELATED EXPENSES. Merger related expenses were $2.5 million for the six months ended July 2, 1999. These expenses related primarily to the Company's merger with triSpan in February 1999, which was accounted for as a pooling-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

         INTEREST INCOME (EXPENSE), NET. Net interest income totaled $30,000 in the second quarter of 1999 compared to $217,000 of net interest expense in the comparative quarter of 1998. For the first six months of 1999, net interest expense totaled $63,000 compared to $541,000 of net interest expense in the first six months of 1998. Interest expense was lower in the 1999 periods primarily as a result of lower debt levels as the Company utilized the proceeds of its initial public offering in the second quarter of 1998 to repay the majority of its long-term borrowings.

         INCOME TAXES. The Company's effective tax rate for the first six months of 1999 was 51% compared with no income tax provision in the first six months of 1998. The high effective tax rate in the first six months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. The Company's effective tax rate excluding these items was 40%. The Company did not record a tax benefit in the first six months of 1998 due to the non-deductibility of the $40.8 million compensation expense relating to the vesting of common shares.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. The extraordinary loss on early extinguishment of debt was a result of the repayment of subordinated notes in the first quarter of 1999 which were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following the merger with triSpan, the Company repaid these notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         At July 2, 1999, the Company had $12.0 million of cash and cash equivalents compared to $21.3 million at July 3, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston for up to $20 million. The credit facility is unsecured and contains certain restrictive covenants. There were no borrowings under this credit facility as of July 2, 1999.

         Net cash used in operating activities was $2.3 million for the six months ended July 2, 1999 compared to $3.5 million used during the comparable period of 1998. During the six months ended July 2, 1999, net cash used in operating activities was primarily attributable to merger related expenses and an increase in accounts receivable and unbilled revenue, partially offset by an increase in income taxes payable, accrued expenses and other liabilities and the Company's operating income. During the comparable period of 1998, net cash used in operating activities was primarily attributable to an increase in accounts receivable and unbilled revenue, which was partially offset by increases in accrued expenses and other liabilities and the Company's earnings excluding non-cash charges.

         Net cash used in investing activities was $6.4 million for the first six months of 1999 compared to $7.1 million used during the comparative period of 1998. The use of cash for investing activities in 1999 was attributable to $5.9 million used in the acquisition of businesses and $1.0 million of purchases of property and equipment, partially off-set by net redemption of short-term investments of $500,000. During the comparable period of 1998, net cash used in investing activities was for purchases of short-term investments and purchases of property and equipment, which were offset by a sale of property and equipment under a sale/leaseback arrangement.

         Net cash used in financing activities was $9.2 million for the six months ended July 2, 1999 compared to $28.6 million provided by financing activities during the first six months of 1998. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes which were assumed in connection with the triSpan merger as well as the repayment of other notes payable totaling $2.9 million, which were partially offset by the proceeds from the employee stock purchase plan and the exercise of stock options. The primary sources of cash from financing activities during the first six months of 1998 was $38.7 million received from the issuance of common stock primarily from the Company's initial public offering, $3.0 million from the revolving credit facility, $1.1 million received from the issuance of convertible preferred stock and $6.5 million from the proceeds of triSpan's subordinated notes, partially offset by the repayment of $12.4 million under the revolving credit facility and repayment of notes payable totaling $6.4 million, primarily from the proceeds of the Company's initial public offering.

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

         All of the Company's internal systems were implemented during 1997 and 1998. The Company has prepared an inventory of information technology and non-information technology system components and has begun to classify system components in terms of its criticality to the Company's operations. Its mission critical components, which include Oracle Financials, Personnel, Time and Expense, and Project Billing software modules, are considered by the vendors to be Year 2000 compliant. In December of 1998, as part of its overall Year 2000 readiness assessment effort, the Company kicked off its efforts to confirm this fact. The Company completed the process of confirming the Year 2000 compliance of its mission critical system vendors prior to May 31, 1999. The Company determined that its financials and human resources software applications required software vendor release updates in order to achieve Year 2000 compliance. The process of installing release updates is in progress. The Company estimates that the cost to apply the Year 2000 release updates will not be material. The testing of remediated critical applications is estimated to be complete prior to September 30, 1999. If, as a result of this testing, further updates are required, the Company believes that all required updates will be installed and tested prior to December 31, 1999. However there can be no assurances that all required tests and updates will be completed by that date.

         As part of its overall Year 2000 program the Company plans to assess the readiness of its external business relationships on which it relies in the conduct of its business. For example, a third party vendor performs the payroll function for the Company. The Company also relies on the services of telecommunications companies, Internet service providers, banks, utilities and commercial airlines, among others. The Company completed an inventory and classification of these relationships according to its criticality to the Company's operations. The Company has sought assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 Issue via correspondence and inquiry via the vendors' and suppliers' Internet websites. All material vendors and suppliers confirmed that they would be able to provide products and services without interruption after December 31, 1999. To the extent these responses prove inaccurate, the Company devised contingency plans designed to mitigate the impact on the Company's business in the event the Year 2000 Issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The services offered by the Company do not include actual Year 2000 code remediation services. However, approximately 5% of the Company's revenues for the six months ended July 3, 1999 were related to assisting clients assess Year 2000 readiness and assist clients designing and managing the process whereby necessary remediation is accomplished. The Company's clients are ultimately responsible for the actual remediation process. However, these clients could assert that certain services performed by the Company contributed to their failure to resolve their Year 2000 issues on a timely basis. In addition, the Company's principal service offerings include software package recommendation and implementation as well as system design. These software packages are created by third parties. Further, the hardware and software components of the systems designed by the Company are created by third parties. Clients could assert that the services rendered in connection with the recommendation and installation of software packages and system design, installation, and implementation and the interfacing of software packages with existing client systems involved or are related to the Year 2000 Issue. There can be no way of assuring that all such software packages and systems components will be Year 2000 compliant. Further, clients have the ability to alter and upgrade software and system components after project completion. These client activities may render these software packages or systems non-compliant. Due to the potential significance of the Year 2000 Issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to services provided by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated cost of defending such claims) could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                       ANSWERTHINK CONSULTING GROUP, INC.
                          PART II- - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 5, 1999, the following proposals were adopted by the votes specified below:

       (i) The election of three Class III Directors (Edmund R. Miller, Ulysses S. Knotts, III, and Jeffrey E. Keisling) to serve until the year 2002. Mr. Miller received a total of 23,291,371 shares of Common Stock voting in favor, with 591,070 shares withheld from the vote. Mr. Knotts received a total of 23,290,640 shares of Common Stock voting in favor, with 591,801 shares withheld from the vote. Mr. Keisling received a total of 23,743,029 shares of Common Stock voting in favor, with 139,412 shares withheld from the vote.

       (ii) The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year. A total of 23,422,247 shares of Common Stock were voted in favor of this proposal, 447,570 shares were voted against this proposal and 12,624 shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

          NUMBER  EXHIBIT
          ------  -------

            27.1  Financial Data Schedule

         (B) REPORTS ON FORM 8-K

             The Registrant filed a Form 8-K with the Securities and Exchange Commission on July 1, 1999. In this filing the Registrant disclosed that on June 24, 1999 it entered into an Agreement and Plan of Merger (the "Merger Agreement") with Think New Ideas, Inc. pursuant to which a wholly owned subsidiary of Registrant will be merged with and into Think New Ideas, Inc. Think New Ideas, Inc. will survive as a wholly owned subsidiary of the Registrant, and each issued and outstanding share of Think New Ideas, Inc. common stock will be converted into and exchanged for 0.70 shares of the Registrant's common stock, all as more fully described in the Merger Agreement that is included as an exhibit to the Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANSWERTHINK CONSULTING GROUP, INC.

   Date: August 16, 1999             By:    /s/ John F. Brennan
                                          -------------------------------------
                                            John F. Brennan
                                            Executive Vice President and Chief
                                                Financial Officer

                                  EXHIBIT INDEX

          NUMBER  EXHIBIT
          ------  -------

            27.1  Financial Data Schedule