Form 10-Q
period 1999-10-01
ANSWERTHINK CONSULTING GROUP INC
filed 1999-11-15
CIK 1057379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of October 1, 1999, there were 35,199,005 shares of common stock outstanding.

================================================================================

                       ANSWERTHINK CONSULTING GROUP, INC.

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of October 1, 1999 and January 1, 1999                                3

    Consolidated Statements of Operations for the Quarters ended October 1, 1999 and
       October 2, 1998 and for the Nine Months Ended October 1, 1999 and October 2,
       1998                                                                                              4

    Consolidated Statements of Cash Flows for the Nine Months ended October 1,
       1999 and October 2, 1998                                                                          5

    Notes to Consolidated Financial Statements                                                           6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                                      10

PART II      OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                     15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                              15


SIGNATURES                                                                                              16

EXHIBIT INDEX                                                                                           17

                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   OCTOBER 1,        JANUARY 1,
                                                                                      1999              1999
                                                                                 ---------------   ----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  17,771,508      $ 29,965,976
   Short-term investments                                                               500,000         1,000,000
   Accounts receivable and unbilled revenue, net                                     52,141,561        32,943,585
   Prepaid expenses and other current assets                                          1,480,388         1,415,321
                                                                                 ---------------   ----------------
      Total current assets                                                           71,893,457        65,324,882

Property and equipment, net                                                           5,243,891         4,046,570
Other assets                                                                          4,224,282         3,052,384
Goodwill, net                                                                        44,964,660        23,585,946
                                                                                 ---------------   ----------------
      Total assets                                                                 $126,326,290      $ 96,009,782
                                                                                 ===============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   4,510,713     $   2,869,684
   Accrued expenses and other liabilities                                            22,038,216        13,894,848
   Income taxes payable                                                               3,467,389         1,059,474
   Current portion of notes payable                                                   1,896,000         2,393,611
                                                                                 ---------------   ----------------
      Total current liabilities                                                      31,912,318        20,217,617

Notes payable                                                                                --         2,324,329
Redeemable subordinated notes, net                                                           --         4,508,811
                                                                                 ---------------   ----------------
      Total liabilities                                                              31,912,318        27,050,757
                                                                                 ---------------   ----------------
Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                            --                --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  35,199,005 shares at October 1, 1999; 34,228,428 shares at
     January 1, 1999                                                                     35,199            34,228
   Additional paid-in capital                                                       131,256,350       113,391,772
   Unearned compensation                                                               (972,760)       (1,390,630)
   Accumulated deficit                                                              (35,904,817)      (43,076,345)
                                                                                 ---------------   ----------------
      Total shareholders' equity                                                     94,413,972        68,959,025
                                                                                 ---------------   ----------------
      Total liabilities and shareholders' equity                                   $126,326,290      $ 96,009,782
                                                                                 ==============    ================

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 QUARTER ENDED                       NINE MONTHS ENDED
                                                      ------------------------------------  ------------------------------------
                                                      OCTOBER 1, 1999    OCTOBER 2, 1998    OCTOBER 1, 1999    OCTOBER 2, 1998
                                                      -----------------  -----------------  -----------------  -----------------
Net revenues                                            $  54,001,138      $  31,341,524      $ 148,314,733     $   81,642,736
Costs and expenses:
   Project personnel and expenses                          32,388,082         19,047,245         88,387,192         49,648,226
   Selling, general and administrative                     13,967,347         10,586,691         40,086,374         26,876,225
   Compensation related to vesting of common shares                --                 --                 --         40,843,400
   Merger related expenses                                         --                 --          2,500,000                 --
                                                      -----------------  -----------------  -----------------  -----------------
      Total costs and operating expenses                   46,355,429         29,633,936        130,973,566        117,367,851
                                                      -----------------  -----------------  -----------------  -----------------
   Income (loss) from operations                            7,645,709          1,707,588         17,341,167        (35,725,115)

Other income (expense):
   Litigation settlement                                           --          2,500,000                 --          2,500,000
   Interest income                                             73,232            287,856            366,262            428,285
   Interest expense                                          (104,636)          (363,522)          (460,309)        (1,044,611)
                                                      -----------------  -----------------  -----------------  -----------------
Income (loss) before income taxes and
    extraordinary loss                                      7,614,305          4,131,922         17,247,120        (33,841,441)
Income taxes                                                3,045,722                --           7,963,001                --
                                                      -----------------  -----------------  -----------------  -----------------
Income (loss) before extraordinary loss                     4,568,583          4,131,922          9,284,119        (33,841,441)
Extraordinary loss on early extinguishment of debt
   (net of taxes of $1,408,000)                                   --                 --           2,112,591                --
                                                      -----------------  -----------------  -----------------  -----------------
Net income (loss)                                      $    4,568,583     $    4,131,922     $    7,171,528     $  (33,841,441)
                                                      =================  =================  =================  =================

Basic net income (loss) per common share:
   Income (loss) before extraordinary loss            $          0.16     $         0.17     $         0.34     $        (1.89)
   Extraordinary loss on early extinguishment of debt $            --     $           --     $        (0.08)    $           --
   Net income (loss) per common share                 $          0.16     $         0.17     $         0.26     $        (1.89)

Weighted average common shares outstanding                 29,269,575         24,484,724         27,594,654         17,865,491


Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss            $          0.13     $         0.12     $         0.26     $        (1.89)
   Extraordinary loss on early extinguishment of debt $            --     $           --     $        (0.06)    $           --
   Net income (loss) per common share                 $          0.13     $         0.12     $         0.20     $        (1.89)

Weighted average common and common equivalent
   shares outstanding                                      35,843,276         35,429,171         35,726,889         17,865,491

The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                     ---------------------------------
                                                                                       OCTOBER 1,        OCTOBER 2,
                                                                                          1999              1998
                                                                                     ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                  $   7,171,528    $ (33,841,441)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary loss on early extinguishment of debt                                   2,112,591               --
     Compensation related to vesting of common shares                                            --       40,843,400
     Depreciation and amortization                                                        4,086,636        3,134,112
     Deferred income taxes                                                                  600,000               --
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                               (15,425,540)     (13,114,843)
     Increase in prepaid expenses and other current and non-current assets                 (740,763)        (651,086)
     Increase in accounts payable                                                           878,727          286,915
     Increase in accrued expenses and other liabilities                                   6,281,468        3,606,193
     Increase in income taxes payable                                                     2,407,915               --
                                                                                     ----------------  ---------------
         Net cash provided by operating activities                                        7,372,562          263,250

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (2,046,203)      (1,975,845)
   Sale of property and equipment under sale/leaseback arrangement                              --           456,041
   Purchases of short-term investments                                                     (500,000)      (7,150,000)
   Sales and redemptions of short-term investments                                        1,000,000        4,000,000
   Cash used in acquisition of businesses, net of cash acquired                         (10,313,619)      (1,401,197)
                                                                                     ----------------  ---------------
         Net cash used in investing activities                                          (11,859,822)      (6,071,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                 4,365,240       38,711,790
   Repurchase of common stock                                                                  (586)      (3,247,294)
   Proceeds from issuance of convertible preferred stock                                         --        1,099,639
   Proceeds from revolving credit facility                                                       --        3,000,000
   Repayment of revolving credit facility                                                        --      (12,400,000)
   Proceeds from issuance of notes payable                                                       --          750,000
   Repayment of notes payable                                                            (4,071,862)      (6,451,745)
   Proceeds from redeemable subordinated notes                                                   --        8,000,000
   Repayment of redeemable subordinated notes                                            (8,000,000)              --
                                                                                     ----------------  ---------------
         Net cash provided by (used in) financing activities                             (7,707,208)      29,462,390
                                                                                     ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                                    (12,194,468)      23,654,639
Cash and cash equivalents at beginning of period                                         29,965,976        3,277,121
                                                                                     ----------------  ---------------
Cash and cash equivalents at end of period                                            $  17,771,508    $  26,931,760
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

         In the opinion of management, the consolidated financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 1, 1999, included in the Form 10-K filed by the Company with the Securities and Exchange Commission and as updated in the Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 1999. The consolidated results of operations for the quarter ended October 1, 1999, are not necessarily indicative of results for the full year. Certain prior period amounts have been reclassified to conform with current period presentation.

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

         Income (loss) per common share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares as of October 2, 1998, were excluded from the fully diluted loss per share calculation for the nine months ended October 2, 1998 because their effect would have been anti-dilutive to the operating loss incurred by the Company during the first nine months of 1998. Accordingly, the amount reported for basic and diluted net loss per share were the same.

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

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   MERGER WITH TRISPAN (CONTINUED)

         Separate results of AnswerThink and triSpan for the nine months ended October 1, 1999 and October 2, 1998 prior to the consummation of the merger are as follows.

                                                 ANSWERTHINK           TRISPAN           COMBINED
                                               -----------------  ------------------ ------------------
Nine months ended October 1, 1999
     Net revenues                                $ 146,040,413         $ 2,274,320      $ 148,314,733
     Net income (loss)                               8,187,642          (1,016,114)         7,171,528

Nine months ended October 2, 1998
     Net revenues                                   69,618,772          12,023,964         81,642,736
     Net loss                                      (33,213,112)           (628,329)       (33,841,441)

4.   ACQUISITIONS AND NON-CASH INVESTING ACTIVITIES

         In February 1999, the Company acquired all the outstanding shares of Group Cortex, Inc. ("Group Cortex") for 70,839 shares of the Company's common stock valued at $2.0 million. Group Cortex is a Philadelphia-based provider of Internet consulting, web application development and integration services. Group Cortex develops customized business applications that leverage the Internet. Its project teams provide strategic guidance and hands-on know-how, in the delivery of complex, scalable Intranet and Internet commerce projects.

         In February 1999, the Company acquired certain assets of the Call Center Enterprises ("CCE") consulting organization of the Quintus Corporation for $2.5 million in cash. CCE plans, designs and implements modern large scale call centers. CCE continues to support the eContact Quintus software product suite for routing and managing customer transactions across all electronic media.

         The Company's acquisitions of Group Cortex and CCE have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired companies are included in the Company's consolidated results of operations from the respective dates of acquisitions. Contingent consideration, to the extent earned, will be recorded as additional goodwill. The excess of the purchase prices of Group Cortex and CCE over the estimated fair values of the net identifiable assets acquired totaled $4.7 million and has been recorded as goodwill which is being amortized on a straight-line basis over fifteen years. The pro forma impact of these acquisitions was not significant to the results of the Company's consolidated operations for the nine months ended October 1, 1999.

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

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.   ACQUISITIONS AND NON-CASH INVESTING ACTIVITIES (CONTINUED)

         The Company's acquisition of CFT has been accounted for using the purchase method of accounting. Accordingly, the results of operations of CFT are included in the Company's consolidated results of operations from the date of acquisition. Contingent consideration, to the extent earned, will be recorded as additional goodwill. The consideration for the Company's acquisition of CFT has been allocated to the assets and liabilities acquired based upon their respective fair values. The components of the purchase price allocation, including fees and expenses, are as follows:

        Fair value of net assets assumed, excluding cash acquired                                  $    363,806
        Goodwill                                                                                     14,203,484
        Common stock issued                                                                          (8,826,105)
        Conversion of CFT options to ACG options                                                     (1,359,541)
                                                                                                -----------------
        Cash used in acquisition of CFT, net of cash acquired                                       $ 4,381,644
                                                                                                -----------------

         The following information presents the unaudited pro forma condensed results of operations for the nine months ended October 1, 1999 and October 2, 1998 as if the Company's acquisition of CFT had occurred on January 1, 1998. The pro forma adjustments include additional amortization and interest expense in the amount of approximately $473,000 and $78,000, respectively, for 1999 and $710,000 and $220,000, respectively, for 1998. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisition occurred on January 2, 1999.

           PRO FORMA RESULTS OF OPERATIONS                                              NINE MONTHS ENDED
                                                                               -------------------------------------
                                                                               OCTOBER 1, 1999     OCTOBER 2, 1998
                                                                               -----------------  ------------------
           Net revenues                                                           $ 157,106,662      $  88,168,169
           Net income                                                             $   7,169,689      $ (34,944,758)
           Net income per common share-basic                                      $        0.26      $       (1.91)
           Net income per common share-diluted                                    $        0.20      $       (1.91)

5.   INCOME TAXES

         The Company's effective tax rate for the first nine months of 1999 was 46% compared with no income tax provision in the first nine months of 1998. The high effective tax rate in the first nine months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. The Company's effective tax rate excluding these items was 40%. The Company did not record a tax benefit in the first nine months of 1998 due to the non-deductibility of the $40.8 million compensation expense relating to the vesting of common shares.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

7.   SUBSEQUENT EVENT

         On November 5, 1999, the Company merged with THINK New Ideas, Inc. ("Think New Ideas"). The merger was accomplished through an exchange of all of the outstanding shares of capital stock of Think New Ideas for shares of the Company's common stock. Each outstanding share of common stock of Think New Ideas was converted into 0.70 of a share of the Company's common stock. This transaction will be accounted for under the pooling-of-interests method and, accordingly, historical financial data in future reports will be restated to include Think New Ideas. The following pro forma data summarizes the combined results of operations of the Company and Think New Ideas as though the merger had occurred on January 2, 1998. Think New Ideas is a provider of e-business, e-marketing, e-community, e-commerce and e-technology solutions to Fortune 500 and other high profile clients.

                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                               ---------------------------------- ----------------------------------
                                                 OCTOBER 1,        OCTOBER 2,       OCTOBER 1,        OCTOBER 2,
PRO FORMA RESULTS OF OPERATIONS                     1999              1998             1999              1998
                                               ----------------  ---------------- ----------------  ----------------
Net revenues                                     $ 69,038,493      $ 42,711,266    $ 189,408,261      $118,632,997
Net income (loss)                                $  4,338,872      $  2,696,407    $   3,754,221      $(63,363,446)

Basic net income (loss) per common share         $       0.12      $       0.09    $        0.11      $      (2.76)
Diluted net income (loss) per common share       $       0.10      $       0.07    $        0.09      $      (2.76)

                       ANSWERTHINK CONSULTING GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include, among others, the ability of the Company to attract additional business, changes in expectations regarding the information technology industry, the ability of the Company to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates and the Year 2000 issue. A discussion of the Company's risk factors is set forth in the Company's Registration Statement on Form S-1 (Registration Form 333-48123) and updated in the Company's Registration Statements on Form S-4 (Registration Form 333-87379) and Form S-3 (Registration Form 333-87749).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the Company's results of operations and the percentage relationship to net revenues of such results:

(DOLLARS IN THOUSANDS)                                  QUARTER ENDED                        NINE MONTHS ENDED-
                                             -----------------------------------  --------------------------------------
                                              OCTOBER 1, 1999   OCTOBER 2, 1998    OCTOBER 1, 1999     OCTOBER 2, 1998
                                             -----------------  ----------------  -----------------  -------------------
Net revenues                                 $54,001  100.0%   $ 31,342  100.0%  $ 148,315  100.0%  $  81,643     100.0%
Costs and expenses:
   Project personnel and expenses             32,388   60.0%     19,047   60.8%     88,387   59.6%     49,648      60.8%
   Selling, general and administrative        13,967   25.8%     10,587   33.8%     40,086   27.0%     26,876      32.9%
   Compensation related to vesting of shares      --     --          --     --          --     --      40,843      50.0%
   Merger related expenses                        --     --          --     --       2,500    1.7%         --        --
                                             -----------------  ----------------  -----------------  -------------------
      Total costs and operating expenses      46,355   85.8%     29,634   94.6%    130,973   88.3%    117,367     143.7%
                                             -----------------  ----------------  -----------------  -------------------
Income (loss) from operations                  7,646   14.2%      1,708    5.4%     17,342   11.7%    (35,724)    (43.7%)
Other income (expense):
   Litigation settlement                         --      --       2,500    8.0%        --      --       2,500       3.1%
   Interest income (expense), net                (31)  (0.1%)       (76)  (0.2%)       (94)  (0.1%)      (617)     (0.8%)
                                             -----------------  ----------------  -----------------  -------------------
Income (loss) before income taxes and          7,615   14.1%      4,132   13.2%     17,248   11.6%    (33,841)    (41.4%)
   extraordinary loss
Income taxes                                   3,046    5.6%        --      --       7,963    5.4%         --         --
                                             -----------------  ----------------  -----------------  -------------------
Income (loss) before extraordinary loss on
   early extinguishment of debt                4,569    8.5%      4,132   13.2%      9,285    6.2%    (33,841)    (41.4%)
Extraordinary loss on early extinguishment
   of debt (net of taxes of $1,408)              --      --         --      --       2,113    1.4%         --         --
                                             -----------------  ----------------  -----------------  -------------------
      Net income (loss)                      $ 4,569    8.5%    $ 4,132   13.2%   $  7,172    4.8%   $(33,841)    (41.4%)
                                             =================  ================  =================  ===================

         NET REVENUES. Net revenues for the third quarter of 1999 increased by $22.7 million or 72.3% over the comparative quarter of 1998. For the first nine months of 1999, net revenues increased $66.7 million or 81.7% over the first nine months of 1998. The increase in net revenues in both periods was attributable to several factors, including: an increase in the number of clients served, sales of additional projects to existing clients, additional service offerings provided by the Company and the Company's acquisitions in 1998 and 1999.

         PROJECT PERSONNEL AND EXPENSES. Project personnel costs and expenses consist of salaries and payroll-related expenses for consultants. Project personnel and expenses for the third quarter of 1999 increased by $13.3 million or 70.0% over the comparative quarter of 1998. For the first nine months of 1999, project personnel and expenses increased $38.7 million or 78.0% over the first nine months of 1998. The increase in project personnel and expenses is attributable to an increase in the number of consultants from 682 at the end of the third quarter of 1998 to 1,048 at the end of the third quarter of 1999. This increase was the result of hiring additional consultants to support the Company's internal growth and expanded service offerings as well as the Company's five acquisitions since the beginning of 1998. Project personnel and expenses as a percentage of net revenues decreased slightly in the third quarter of 1999 to 60.0% compared to 60.8% during the comparative 1998 quarter and in the first nine months of 1999 to 59.6% from 60.8%. These decreases were primarily due to an increase in the average billing rate for consultants.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $14.0 million in the third quarter of 1999 compared to $10.6 million during the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expenses were $40.1 million compared to $26.9 during the first nine months of 1998. Selling, general and administrative expenses as a percentage of net revenues decreased to 25.8% in the third quarter of 1999 from 33.8% during the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expenses as a percentage of net revenues decreased to 27.0% from 32.9% during the first nine months of 1998. These decreases were primarily due to higher revenue levels during the third quarter of 1999 and the first nine months of 1999, as well as the Company's ability to leverage its infrastructure to the acquired companies. The increased dollar amount of selling, general and administrative expenses was primarily attributable to an increase in the number of sales and functional support associates, additional selling costs related to the higher sales volume as well as higher recruiting and training costs resulting from the increase in the number of consultants.

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

         MERGER RELATED EXPENSES. Merger related expenses were $2.5 million for the nine months ended October 1, 1999. These expenses related primarily to the Company's merger with triSpan in February 1999, which was accounted for as a pooling-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

         LITIGATION SETTLEMENT. In July 1998, the Company settled litigation in which they were the plaintiffs in a lawsuit over tradename infringement. Pursuant to the settlement agreement, the Company received $2.5 million in cash.

         INTEREST EXPENSE, NET. Net interest expense totaled $31,000 in the third quarter of 1999 compared to $76,000 in the comparative quarter of 1998. For the first nine months of 1999, net interest expense totaled $94,000 compared to $617,000 of net interest expense in the first nine months of 1998. Interest expense was lower in the 1999 periods primarily as a result of lower debt levels as the Company utilized the proceeds of its initial public offering in the second quarter of 1998 to repay the majority of its long-term borrowings.

         INCOME TAXES. The Company's effective tax rate for the first nine months of 1999 was 46% compared with no income tax provision in the first nine months of 1998. The high effective tax rate in the first nine months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. The Company's effective tax rate excluding these items was 40%. The Company did not record a tax benefit in the first nine months of 1998 due to the non-deductibility of the $40.8 million compensation expense relating to the vesting of common shares.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 1, 1999, the Company had $17.8 million of cash and cash equivalents compared to $26.9 million at October 2, 1998. Prior to its initial public offering in May 1998, the Company's primary source of liquidity had been its initial capitalization, operating cash flows and borrowings under the Company's revolving credit facility. The Company has a revolving credit facility with BankBoston for up to $20 million. The credit facility is unsecured and contains certain restrictive covenants. There were no borrowings under this credit facility as of October 1, 1999.

         Net cash provided by operating activities was $7.4 million for the nine months ended October 1, 1999 compared to $263,000 provided during the comparable period of 1998. During the nine months ended October 1, 1999, net cash provided by operating activities was primarily attributable to the Company's earnings and an increase in accrued expenses and other liabilities, partially offset by an increase in accounts receivable and unbilled revenue. During the comparable period of 1998, net cash provided by operating activities was primarily attributable to the Company earnings, excluding the effects of non-cash charges, and an increase in accrued expenses and other liabilities, which was partially offset by an increase in accounts receivable and unbilled revenue.

         Net cash used in investing activities was $11.9 million for the first nine months of 1999 compared to $6.1 million used during the comparative period of 1998. The use of cash for investing activities in 1999 was primarily attributable to $10.3 million used in the acquisition of businesses and $2.0 million of purchases of property and equipment. During the comparable period of 1998, net cash used in investing activities was for purchases of short-term investments and purchases of property and equipment, which were offset by a sale of property and equipment under a sale/leaseback arrangement.

         Net cash used in financing activities was $7.7 million for the nine months ended October 1, 1999 compared to $29.5 million provided by financing activities during the first nine months of 1998. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes which were assumed in connection with the triSpan merger as well as the repayment of other notes payable totaling $4.1 million. These uses were partially offset by the proceeds from the employee stock purchase plan and the exercise of stock options. The primary sources of cash from financing activities during the first nine months of 1998 was $38.7 million received from the issuance of common stock primarily from the Company's initial public offering, $3.0 million from the revolving credit facility and $8.0 million from the proceeds of triSpan's subordinated notes, partially offset by the repayment of $12.4 million under the revolving credit facility and repayment of notes payable totaling $6.5 million.

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

         All of the Company's internal systems were implemented during 1997 and 1998. The Company has prepared an inventory of information technology and non-information technology system components and has begun to classify system components in terms of its criticality to the Company's operations. Its mission critical components, which include Oracle Financials and Project Billing software modules, are considered by the vendors to be Year 2000 compliant. In December of 1998, as part of its overall Year 2000 readiness assessment effort, the Company kicked off its efforts to confirm this fact. The Company completed the process of confirming the Year 2000 compliance of its mission critical system vendors prior to May 31, 1999. The Company determined that its financials and human resources software applications required software vendor release updates in order to achieve Year 2000 compliance. The process of installing release updates into production system is in progress. The Company estimates that the cost to apply the Year 2000 release updates will not be material. The testing of remediated critical applications was completed prior to September 30, 1999. Based on this testing, upgrades either have been or will be implemented. The Company believes that all required upgrades will be installed prior to December 31, 1999. However there can be no assurances that all required updates will be completed by that date.

         As part of its overall Year 2000 program the Company plans to assess the readiness of its external business relationships on which it relies in the conduct of its business. For example, a third party vendor performs the payroll function for the Company. The Company also relies on the services of telecommunications companies, Internet service providers, banks, utilities and commercial airlines, among others. The Company completed an inventory and classification of these relationships according to its criticality to the Company's operations. The Company has sought assurances from its material vendors and suppliers that there will be no interruption of service as a result of the Year 2000 Issue via correspondence and inquiry via the vendors' and suppliers' Internet websites. All material vendors and suppliers confirmed that they would be able to provide products and services without interruption after December 31, 1999. To the extent these responses prove inaccurate, the Company devised and continues to refine contingency plans designed to mitigate the impact on the Company's business in the event the Year 2000 Issue results in the unavailability of services. There can be no assurance that any contingency plans developed by the Company will prevent any such service interruption on the part of one or more of the Company's third party suppliers from having a material adverse effect on the Company's business, operating results and financial condition. In addition, the failure on the part of the accounting systems of the Company's clients due to the Year 2000 Issue could result in a delay in the payment of invoices issued by the Company for services and expenses. A failure of the accounting systems of a significant number of the Company's clients would have a material adverse effect on the Company's business, operating results and financial condition.

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

         The services offered by the Company do not include actual Year 2000 code remediation services. However, approximately 5% of the Company's revenues for the nine months ended October 1, 1999 were related to assisting clients assess Year 2000 readiness and assist clients designing and managing the process whereby necessary remediation is accomplished. The Company's clients are ultimately responsible for the actual remediation process. However, these clients could assert that certain services performed by the Company contributed to their failure to resolve their Year 2000 issues on a timely basis. In addition, the Company's principal service offerings include software package recommendation and implementation as well as system design. These software packages are created by third parties. Further, the hardware and software components of the systems designed by the Company are created by third parties. Clients could assert that the services rendered in connection with the recommendation and installation of software packages and system design, installation, and implementation and the interfacing of software packages with existing client systems involved or are related to the Year 2000 Issue. There can be no way of assuring that all such software packages and systems components will be Year 2000 compliant. Further, clients have the ability to alter and upgrade software and system components after project completion. These client activities may render these software packages or systems non-compliant. Due to the potential significance of the Year 2000 Issue upon client operations, upon any failure of critical client systems or processes that may be directly or indirectly connected or related to services provided by the Company, the Company may be subjected to claims regardless of whether the failure is related to the services provided by the Company. If asserted, such claims (and the associated cost of defending such claims) could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  NUMBER                EXHIBIT
                  ------                -------

                  27.1                  Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

                  The Registrant filed a Form 8-K with the Securities and Exchange Commission on July 21, 1999. In this filing the Registrant disclosed that on July 6, 1999 it acquired all of the issued and outstanding capital stock of CFT Consulting, Inc., ("CFT") a Florida corporation, pursuant to a merger agreement dated as of July 6, 1999 (the "Agreement") by and among the Registrant, CFT and CFT Acquisition, Inc., a wholly owned subsidiary of Registrant and the shareholders of CFT. In consideration for the CFT stock, the Registrant issued stock and paid cash to the former CFT shareholders all as more fully described in the Agreement that is included as an exhibit to the Form 8-K.

                  The Registrant filed a Form 8-K with the Securities and Exchange Commission on August 12, 1999. In this filing the Registrant provided supplemental financial information pertaining to the retroactive effect of the February 26, 1999 business combination of Registrant and triSpan, Inc. which was accounted for under the pooling-of-interests method of accounting.

                  The Registrant filed a Form 8-K/A with the Securities and Exchange Commission on September 13, 1999. In this filing the Registrant amended and restated in its entirety Item 7 Financial Statements, Pro Forma Financial Information and Exhibits in its Form 8-K filed on July 21, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ANSWERTHINK CONSULTING GROUP, INC.

    Date: November 15, 1999       By:    /s/ John F. Brennan
                                       ----------------------------------------
                                         John F. Brennan
                                           Executive Vice President and Chief
                                             Financial Officer

                                  EXHIBIT INDEX

          NUMBER     EXHIBIT
          ------     -------
            27.1     Financial Data Schedule