Form 10-K405
period 1999-12-31
ANSWERTHINK CONSULTING GROUP INC
filed 2000-03-10
CIK 1057379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO ________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the 42,910,340 shares of Common Stock of the Registrant issued and outstanding as of January 26, 2000, excluding 11,257,250 shares of Common Stock held by affiliates of the Registrant was $1,252,196,240. This amount is based on the average bid and asked price of the Common Stock on the Nasdaq Stock Market of $39.56 per share on January 26, 2000.

                       ANSWERTHINK CONSULTING GROUP, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.    Business                                                           3

ITEM 2.    Properties                                                         9

ITEM 3.    Legal Proceedings                                                 10

ITEM 4.    Submission of Matters to a Vote of Security Holders               10

                                     PART II

ITEM 5.    Market for Registrants' Common Equity and Related
           Stockholder Matters                                               11

ITEM 6.    Selected Consolidated Financial Data                              12

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

ITEM 8.    Financial Statements and Supplementary Data                       19

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         44

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant                44

ITEM 11.   Executive Compensation                                            44

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management    44

ITEM 13.   Certain Relationships and Related Transactions                    44

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   44

SIGNATURES                                                                   45

Index to Exhibits                                                            47

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2000 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

PART I

         Certain statements in this Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include our ability to attract and retain additional business, changes in expectations regarding the information technology industry, our ability to attract skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates.

ITEM 1.  BUSINESS

GENERAL

         AnswerThink Consulting Group, Inc. ("AnswerThink") provides Internet services for clients ranging from Fortune 1000 to Internet start-up companies. Our practice areas include e-business strategy, interactive marketing and branding and technology architecture and integration. Our professionals in these practice areas help our clients improve their business through Internet-enabled commerce, including ePlex, customer relationship management, procurement, human resources and financial management. We believe that our primary strengths that distinguish us from our competitors are our:

         o        understanding of new Internet business models;

         o        broad service offerings and end-to-end solutions;

         o        superior business process knowledge and benchmarking practice;
                  and

         o        experience in large and complex technology engagements.

         We were formed in April 1997 and have focused on improving our clients' businesses by leveraging technology and the Internet. In November 1999, we merged with THINK New Ideas, Inc. ("THINK New Ideas"), a provider of Internet-focused interactive marketing and branding services. We have offices in fifteen cities across the United States, including our headquarters in Miami, as well as an office in London. As of December 31, 1999, we had approximately 1,650 associates.

INDUSTRY BACKGROUND

         The Internet has emerged globally as the new medium for communication and commerce. According to International Data Corporation, or IDC, the number of users accessing the World Wide Web is expected to grow from approximately 196 million in 1999 to approximately 502 million in 2003. Rapid growth in the use of the Internet has provided businesses with a dramatically more cost-effective opportunity to reach potential customers worldwide. This opportunity has enabled existing businesses to expand and has led to the creation of new businesses focused entirely on Internet-based delivery of products or services. In recent years, the sale of goods and services via the Internet, or e-commerce, has grown dramatically as consumers and businesses have increased their utilization of the medium. According to IDC, global e-commerce spending by consumers is expected to grow from approximately $31 billion in 1999 to approximately $178 billion in 2003, a compound annual growth rate of 55%.

         During the 1990s, many of the world's largest businesses implemented packaged software applications known as enterprise resource planning systems, or ERP, from software vendors such as Oracle, PeopleSoft and SAP. While these ERP packages have allowed corporations to realize gains in efficiency in functional areas such as finance, human resources, manufacturing and operations, they typically have not succeeded in Internet enabling and automating the processes that extend beyond the enterprise, such as e-commerce, supply chain management, customer relationship management and procurement.

         The emergence of the Internet has provided an opportunity for businesses to link their internal operations and systems to customers, suppliers and business partners. For example, by leveraging the Internet, an automobile manufacturer can:

         o allow customers to easily configure and order a new automobile from the comfort of their own home or office;

         o check with remote factories, dealers and suppliers to determine instant available inventory;

         o utilize ERP and legacy systems to determine what is needed to produce the automobile for the customer;

         o        cost-effectively procure parts needed for production; and

         o maintain a relationship with the customer throughout the process and by doing so enhance the customer service experience requirements, including offering financing, delivery and service options.

         According to IDC, spending on business-to-business e-commerce was approximately $80 billion in 1999 and is estimated to reach more than $1 trillion in 2003, a compound annual growth rate of 94%. In addition to the advantages for traditional businesses made possible by the Internet, new companies are being created with the sole purpose of developing online trading communities. These online trading communities, or ePlexes, use the Internet to quickly connect numerous buyers and sellers of a product or service. Due to the speed of communication and availability of real-time information made possible by the Internet, pricing and negotiation can be automated in an efficient free-market environment.

         With the changes taking place in the e-commerce market and the potential advantages to be gained from leveraging the Internet across a company's entire value chain (customers, suppliers, buyers, sellers and partners), we believe that companies must have an effective Internet solution in order to remain competitive. The competencies required to effectively implement such a solution include strategy, user experience and branding, knowledge of business processes, systems architecture and design, systems integration, applications development, knowledge transfer, testing and deployment. According to IDC, spending on Internet services was approximately $13 billion in 1999 and is estimated to reach approximately $78 billion in 2003, a compound annual growth rate of 57%.

         While there are many Internet services firms active in the market today, we believe that many focus on creative web design, user experience and web-enablement of simple transactions. We believe that these areas are subsets of the total problem that clients are trying to solve. In today's e-commerce environment, clients require solutions that are reliable, scalable and flexible and which can be deployed effectively in an environment that may involve integration with multiple computing platforms and technologies. For example, Forrester Research, an information technology market research firm, cites recent high-visibility web site outages at a number of electronic commerce leaders in support of its conclusion that many of today's electronic commerce solutions are unreliable, unscalable and deliver service levels that are not adequate for online commerce. In order to support this emerging set of requirements, we believe that the next generation of Internet services firms should have both the business knowledge required to understand emerging business models, including ePlexes, and the technical skills required to architect a solution that may involve the integration of software packages, custom software components and large and complex legacy systems in order to handle the enormous growth in volume that businesses are expected to experience on the Internet.

THE ANSWERTHINK SOLUTION

         We believe that the following characteristics position us for success in the Internet services market and distinguish us from other Internet services firms:

         o        UNDERSTANDING OF NEW AND EMERGING INTERNET BUSINESS MODELS

                  We have a broad understanding of the new and emerging Internet business models being employed by both traditional businesses and other companies operating exclusively on the Internet. For example, for our client FloraPlex, we designed and built an ePlex that encompasses the entire value chain of the floral industry, linking growers, wholesalers and retailers and allowing them to transact business in real-time over the Internet. Much of our expertise is derived from our senior consultants, who combine many years of business experience with a focus on the Internet.

         o        COMPREHENSIVE SOLUTION OFFERINGS AND END-TO-END CAPABILITIES

                  Our solution offerings include ePlex, eCommerce, eCRM, eProcurement and eResources. We provide end-to-end solutions by utilizing professionals from our practice areas in e-business strategy, interactive marketing and branding and technology architecture and integration. To deliver these solutions, we bring together our strategists, designers, engineers and managers of our client engagements in multi-disciplinary teams. This reduces the complexity for our clients and avoids the bottlenecks in project management and deliverables associated with using multiple consulting firms to design and implement a desired solution. By doing this, we allow our clients to achieve improved time-to-market and value in today's competitive environment.

         o SUPERIOR BUSINESS PROCESS KNOWLEDGE, BENCHMARKING PRACTICE AND KNOWLEDGE MANAGEMENT

                  Our Hackett benchmarking and best practices team has developed and is continuously refining our proprietary database of "best-practice" organizational solutions and benchmarks from more than 1,400 companies, including 60% of the Fortune 100, 80% of the companies comprising the Dow Jones Industrial Average and 40% of the Fortune 500. Our Hackett database resides in MindShare/service mark/, a proprietary intranet knowledge management system that captures, indexes and disseminates the combined knowledge and experiences gained from previous client engagements. This knowledge base is then available for all of our consultants in a secure intranet environment. Through MindShare/service mark/, we are able to provide our clients with relevant business processes and industry-related knowledge. This allows us to develop solutions more rapidly and effectively. MindShare/service mark/ was recognized in 1999 as one of the top 50 intranets in the world by CIO magazine.

         o        EXPERIENCE IN LARGE AND COMPLEX CLIENT ENGAGEMENTS

                  We have significant experience and expertise in the strategy, architecture, development and implementation of large and complex engagements requiring integration across various applications and platforms. Our experience is particularly relevant as our clients are seeking complex solutions that include not only web site design but also the real-time integration of web sites with critical business processes such as customer relationship management, or CRM, supply chain management, or SCM, procurement and administration.

STRATEGY

         Our goal is to be the premier provider of Internet services for organizations seeking to compete in the Internet economy. To achieve this goal we intend to:

         o        ENHANCE OUR BRAND

                  We believe that awareness of the AnswerThink brand within the business and technology communities and the association of the AnswerThink brand with the highest quality and most comprehensive Internet services are crucial to our business. Our strategy is to continue to promote and enhance our brand by advertising, participating in targeted industry conferences and seminars, regularly contributing to industry publications, engaging in an extensive public relations campaign and communicating with industry analysts. As part of our brand enhancement, we recently launched a rebranding campaign that includes a new corporate look and feel, including a new name, logo and message.

         o        EXPAND CLIENT RELATIONSHIPS

                  We currently have over 200 clients, ranging from Fortune 1000 to Internet start-up companies. We intend to expand our existing client relationships into broader and more sophisticated engagements. As part of this strategy, the account managers dedicated to each of our clients identify opportunities to offer additional solutions. In addition, we have aggressively targeted new clients through relationships established by our senior consultants, business development teams and strategic alliance managers.

         o        LEVERAGE AND EXPAND OUR KNOWLEDGE BASE AND INTELLECTUAL
                  CAPITAL

                  We are continually expanding MindShare/service mark/, our proprietary intranet knowledge management system that includes our Hackett Group database of best-practice organizational solutions and benchmarks. Our strategy is to continue to capture the knowledge and experiences gained from our client engagements as well as best-practices and thus improve the learning curve on new engagements, improve efficiency of implementation and reduce risks, complexity and client engagement delivery times.

         o        EXTEND STRATEGIC ALLIANCES

                  We actively target, assess and develop relationships with industry leaders to stay at the cutting edge of business thought and technology advances, to develop new business and to generate additional revenue. These relationships generate business development opportunities as well as provide us access to early product releases and technology developments. We intend to continue to develop such alliances.

         o        ENHANCE SKILL SETS AND INCREASE GEOGRAPHIC COVERAGE

                  Since our formation, we have expanded our skill sets and geographic presence aggressively through a combination of internal growth and strategic acquisitions. We have successfully completed and integrated our acquisitions and have offices in fifteen cities across the United States as well as one in England. We believe our broad geographic coverage allows us to serve our clients on a local basis, helping us to build strong, long-term client relationships. Our strategy is to continue to enhance our skill sets to meet evolving market demand and to increase our geographic presence through internal growth and targeted acquisitions of businesses that are aligned with our strategy and culture.

THE ANSWERTHINK APPROACH

         We have practices in the following areas: e-business strategy, interactive marketing and branding, and technology and architecture and integration. We utilize our knowledge base and professional talent from these practice areas to provide our clients with various solution offerings, including ePlex, eCommerce, eCRM, eProcurement and eResources.

         PRACTICE AREAS

         o        E-BUSINESS STRATEGY

                  We help our clients evaluate and formulate e-business strategies that will result in a sustainable competitive advantage. Our services include strategy formulation, conception and design of Internet-based business models, qualitative and quantitative market research, competitive analyses, benchmarking to best practice business models, performance measurement systems, business process design and implementation, and change management. In addition, we have our Hackett Group database of best-practice organizational solutions and benchmarks, which contains the knowledge and experiences we have gained from our client engagements as well as best-practices from over 1,400 members.

         o        INTERACTIVE MARKETING AND BRANDING

                  We help clients identify their online customers and other target audiences, define the processes and venues for communicating with these audiences and analyze the results of their marketing efforts. We use our understanding of customer preferences to develop interactive content and to create brand value that enhance and extend our clients' relationships with their customers. Our services are intended to optimize a customer's experience with our clients' web sites. These services range from assessing and developing brands to the creative design of the layout, navigation, information architecture and personalization of the web site. Our interactive marketing and branding services include:

                  o MARKETING AND COMMUNICATIONS STRATEGY: These services include brand research and development, media planning, online or direct marketing, relationship marketing and online and offline promotion measurement and analysis.

                  o CREATIVE SERVICES: These services include brand identity development, web site concept development, creative design and web site content creation and architecture.

                  o DEVELOPMENT SERVICES: These services include web site application development, web site building, documentation, quality assurance, testing and project management.

         o        TECHNOLOGY ARCHITECTURE AND INTEGRATION

                  We help our clients build e-businesses by providing a set of technology skills that include architecture, design, custom application, integration and construction. We believe our deep understanding of third party e-business software and our ability to modify and integrate these applications into existing computing environments differentiates us from our competitors. This understanding is most critical in the deployment of complex business-to-business networks or trading community environments. We also focus on how emerging technologies in the wireless and broadband area will continue to impact the architecture, devices and infrastructure requirements of our clients.

         SOLUTION OFFERINGS

         o        EPLEX

                  We define an ePlex as an online trading community that connects multiple buyers and sellers of a product or service in an Internet-based environment to transact and efficiently automate bids and offers to achieve real-time price determination and improve customer service levels.

         o        ECOMMERCE

                  We deliver eCommerce solutions to our clients that allow them to transact business more efficiently by integrating their web sites with their back-end systems. Through this integration, our eCommerce solutions not only enable Internet transactions to take place, but also help ensure Internet orders will be filled, thereby increasing customer satisfaction and sales.

         o        ECRM

                  Electronic customer relationship management, or eCRM, refers to the process by which companies maximize the value of each customer interaction through the Internet and e-mail as well as other traditional customer contact channels, including integrated voice response, telephone, fax, mail and person to person. eCRM encompasses functions such as customer information aggregation, customer segmentation analysis, customer profitability analysis, cross-selling and decision support. With our eCRM solution offering, we enable our clients to leverage the opportunities provided by the Internet in order to build a customer centric model that integrates real-time branding, selling and customer support. Our eCRM solutions optimize our clients' channel strategies by integrating third party and customized CRM applications with ERP systems.

         o        EPROCUREMENT

                  eProcurement refers to the acquisition of goods and services by businesses using the Internet. eProcurement typically allows companies to make nearly all transactions between buyers and suppliers electronic, shift the responsibility for maintaining inventory to suppliers, transition sourcing from local markets to global markets and shift pricing from a fixed basis to a real-time market basis.

         o        ERESOURCES

                  Our eResources solutions enable our clients to add strategic value to corporate functions such as finance and human resources. For example, we Internet-enable financial systems and link them to e-commerce or e-procurement systems to capture real-time transaction data. Internet-based human resource service models can provide additional value to employees by Internet-enabling expense functions, delivering internal resource information or integrating information from third party benefits providers.

CLIENTS

         We focus on long-term relationships with our clients which range from Fortune 1000 to Internet start-up companies. During 1999, our ten most significant clients accounted for approximately 20% of revenues. No single client accounted for more than 3% of our revenues in 1999. Our clients include:

                  General Electric Company           Visa
                  General Motors Corporation         Bell South Corporation
                  PECO Energy Company                Interim Services, Inc.
                  KeySpan Energy                     Turner Broadcasting System
                  Nextel

SALES AND MARKETING

         Our extensive relationship base and reputation are our most significant sources of new business. We have a dedicated business development team that sell our solution offerings. In addition, all of our senior consultants spend significant amounts of their time on business development. Furthermore, the professionals that manage our strategic alliances are also instrumental in lead generation. These strategic alliances have, and will continue to generate, significant sales opportunities for us.

         Our business development team establishes contact with targeted prospects to create awareness and preference for us. Thereafter, senior consultants are assigned to accounts as client executives to establish and maintain long-term relationships and coordinate multiple service offerings to our clients.

         In addition to our business development team, we have a dedicated marketing team. Our marketing strategy is to promote and enhance our brand by participating in targeted industry conferences and seminars, regularly contributing to industry publications, engaging in an extensive public relations campaign, and communicating with industry analysts. This strategy is designed to strengthen our brand name and generate new clients by increasing the awareness of our brand within the business and technology communities and by associating our brand with the highest quality and most comprehensive Internet services available today.

COMPETITION

         The market for our services is highly competitive and is characterized by pressures to incorporate new capabilities and accelerate job completion schedules. We face competition from a number of sources, including international accounting firms, international and regional systems consulting and implementation firms, application software firms, marketing and communication firms, and national and regional advertising agencies. Many competitors have greater financial, technical and marketing resources and name recognition than AnswerThink. In addition, we compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures. We believe that the most significant competitive factors we face are perceived value, breadth of services offered and price. We believe that our multidisciplinary, knowledge-based approach, broad and expanding framework of services and distinctive corporate culture allow us to compete favorably by delivering strategic solutions that meet our clients' needs in an efficient manner. Other important competitive factors that we believe are relevant to our business include technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs, and speed in delivering our solution offerings.

MANAGEMENT SYSTEMS

         Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with MindShare/service mark/. We continuously work to improve our knowledge management system, MindShare/service mark/, as well as our infrastructure and management control systems. We believe that MindShare/service mark/ significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all of our consultants worldwide on a real-time basis. We also believe that our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate all of the employees and systems of the businesses that we have acquired and positions us for future growth.

HUMAN RESOURCES

         We have dedicated significant resources to recruiting consultants with both business and technology expertise. We have built a recruiting team that drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. In 1999, approximately 40% of our new hires came from employee referrals.

         We provide a comprehensive orientation and training curriculum for employees, or associates, at every level. In addition, we train our consultants in specific skill-sets that best complement our multi-disciplinary teams. Much of the on-going development of our consultants comes from their work on client engagements involving new business models and technology, which is then captured in MindShare/service mark/ and is available for training other consultants.

         All of our associates own stock and/or stock options in the company. The benefits package that we provide includes insurance, employee stock purchase program and option grants. Our associates are paid a salary and a cash bonus based upon market conditions and performance.

         As of December 31, 1999, we had approximately 1,650 associates, approximately 1,400 of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

ITEM 2.  PROPERTIES

         Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 10,800 square feet and expires March 31, 2003. We also lease facilities in Atlanta, Boston, Chicago, Cleveland, Dallas, Iselin (NJ), London, Los Angeles, Miami, New York, Philadelphia, San Francisco, Sarasota (FL), Seattle, San Mateo
(CA) and Torrance (CA). We anticipate that additional space will be required as our business expands. We also anticipate transitioning out of certain existing space and into larger spaces in an effort to consolidate our operation with that of THINK New Ideas. We believe that we will be able to obtain suitable space as needed. We own no real estate and do not intend to invest in real estate or real estate related assets.

ITEM 3.  LEGAL PROCEEDINGS

         On September 25, 1998, Michael R. Farrell, a shareholder of THINK New Ideas, filed a class action suit, Farrell v. THINK New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against THINK New Ideas, Inc., Ronald Bloom, a former officer of THINK New Ideas and currently a member of our Board of Directors, Melvin Epstein and Scott Mednick, (both former officers of THINK New Ideas). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of THINK New Ideas' common stock in the class period from November 14, 1997 through September 21, 1998.

         On various dates in October, 1998, six additional class action suits were filed in the same court against the same parties by six different individuals, each representing a class of purchasers of THINK New Ideas' common stock. All seven of these lawsuits were transferred to Judge Sidney H. Stein of the United States District Court for the Southern District of New York and consolidated by order of the court dated December 15,1998 into one action titled In Re: THINK New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

         Following an order of the court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999. The consolidated complaint supercedes all prior complaints in all of the cases and serve as the operative complaint in the consolidated class action. The consolidated complaint was filed on behalf of all individuals who purchased THINK New Ideas common stock from November 5, 1997 through September 21, 1998. The consolidated complaint contains substantially similar allegations as the complaint filed by Mr. Farrell including, that THINK New Ideas and certain of its current and former officers and directors disseminated materially false and misleading information about THINK New Ideas' financial position and results of operations through certain public statements and in certain documents filed by THINK New Ideas with the Securities and Exchange Commission, that these statements and documents caused the market price of THINK New Idea's common stock to be artificially inflated, that the plaintiffs purchased shares of common stock at such artificially inflated prices and, as a consequence of such purchases, suffered damages. The relief sought in the consolidated complaint is unspecified, but includes a plea for compensatory damages and interest, punitive damages, reasonable costs and expenses, including attorneys' fees and experts' fees and such other relief as the court deems just and proper.

         This lawsuit became our responsibility upon our merger with THINK New Ideas. We believe that we have meritorious defenses to the consolidated complaint and intend to contest it vigorously. Prior to our merger, THINK New Ideas filed a motion to dismiss the consolidated complaint on a number of grounds. Plaintiffs filed a motion in opposition. The motion is currently pending before the court. The court has not yet determined whether oral arguments will be heard. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

         We are involved in legal proceedings, claims and litigation arising in the ordinary course of business not specifically discussed in this report. We believe that the final disposition of such other matters will not have a material adverse effect on our financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of our shareholders held on November 3, 1999, shareholders approved the proposed issuance of additional shares of our common stock to the stockholders of THINK New Ideas as part of our acquisition of THINK New Ideas. A total of 22,131,273 shares of common stock voted in favor of the proposal, 806,664 shares voted against the proposal and 56,017 shares were withheld from the vote.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been traded on the Nasdaq National Market since our initial public offering on May 28, 1998 under the Nasdaq symbol "ANSR". The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

                                                            HIGH          LOW
                                                           ------        ------
1999
Fourth Quarter                                             $36.81        $ 9.25
Third Quarter                                              $23.75        $ 9.50
Second Quarter                                             $28.94        $18.75
First Quarter                                              $36.63        $24.50

1998
Fourth Quarter                                             $27.31        $13.38
Third Quarter                                              $28.00        $15.75
Second Quarter (beginning May 28, 1998)                    $21.75        $13.00

         The closing sale price for the common stock on February 29, 2000 was $20.375.

         As of February 29, 2000, there were approximately 522 holders of record of our common stock and 42,968,850 shares of common stock outstanding.

COMPANY DIVIDEND POLICY

         We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business. In addition, under the terms of our revolving credit facility, we cannot pay dividends to our shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years ended December 31, 1999, January 1, 1999, January 2, 1998 and December 31, 1996 and 1995 is derived from our Consolidated Financial Statements and related notes thereto which appear elsewhere in this Form 10-K. The selected consolidated financial data should be read together with our Consolidated Financial Statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         We merged with triSpan, Inc. ("triSpan") in February 1999 and THINK New Ideas in November 1999 in transactions which were accounted for using the pooling-of-interests method of accounting. All historical financial information included in the selected consolidated financial data has been restated to included the financial position and results of operations of triSpan and THINK New Ideas. Prior to the merger with THINK New Ideas, THINK New Ideas used a fiscal year ending June 30. The 1999 and 1998 consolidated financial statements combine the Company's and THINK New Ideas' years ended December 31, 1999 and January 1, 1999. The restated consolidated financial statements for 1997 combine the Company's consolidated financial statements for year ended January 2, 1998 with THINK New Ideas' consolidated financial statements for year ended June 30, 1998. Due to the different fiscal year ends, THINK New Ideas' results for the six months ended June 30, 1998 are included in the restated consolidated financial statements for both fiscal years 1998 and 1997.

         The consolidated operating results as of and for the years ended January 2, 1998, December 31, 1996 and 1995 include the operating results of AnswerThink as of and for the years ended January 2, 1998, December 31, 1996 and 1995, respectively, and the operating results of THINK New Ideas as of and for the years ended June 30, 1998, 1997 and 1996, respectively.

                                                                                       YEAR ENDED
                                                          ----------------------------------------------------------------------
                                                          DECEMBER 31,   JANUARY 1,    JANUARY 2,   DECEMBER 31,  DECEMBER 31,
                                                              1999          1999          1998          1996          1995
                                                          -------------  ------------  -----------  ------------  --------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues............................................     $ 260,460    $  167,517    $   77,144     $  28,930     $  18,044
Costs and expenses:
   Project personnel and expenses.......................       154,531        99,054        45,975        16,769        12,402
   Selling, general and administrative expenses.........        82,672        62,609        36,226        17,882         5,222
   Stock compensation expense...........................            --        63,886        23,043            --            --
   Merger related expenses..............................        11,700            --            --            --           676
   Impairment of capitalized software...................           989            --            --            --            --
   Purchased research and development expense...........            --         5,200         9,200            --            --
   Restructuring costs..................................            --           921           921         1,732            --
   Settlement costs.....................................            --            --         1,903                          --
                                                          -------------  ------------  -----------  ------------  --------------
      Total costs and operating expenses................       249,892       231,670       117,268        36,383        18,300
                                                          -------------  ------------  -----------  ------------  --------------
Income (loss) from operations...........................        10,568       (64,153)      (40,124)       (7,453)         (256)
Other income (expense):
  Litigation settlement.................................            --         2,500            --            --            --
  Interest income (expense), net........................           281          (631)          556           167          (372)
                                                          -------------  ------------  -----------  ------------  --------------
Income (loss) before income taxes and extraordinary loss        10,849       (62,284)      (39,568)       (7,286)         (628)
Income taxes............................................         7,602          (870)          340           246           141
                                                          -------------  ------------  -----------  ------------  --------------
Income (loss) before extraordinary loss                          3,247       (61,414)      (39,908)       (7,532)         (769)
Extraordinary loss on early extinguishment of debt (net
   of taxes)............................................         2,113            --            --            --            --
                                                          -------------  ------------  -----------  ------------  --------------
Net income (loss).......................................     $   1,134    $  (61,414)   $  (39,908)    $  (7,532)    $    (769)
                                                          =============  ============  ===========  ============  ==============

Basic net income (loss) per common share  (1)...........     $    0.03    $    (2.47)   $    (3.46)    $   (1.88)    $      --
Weighted average common shares outstanding..............        34,953        24,844        11,521         4,005            --

Diluted net income (loss) per common share  (1) ........     $    0.03    $    (2.47)   $    (3.46)    $   (1.88)    $      --
Weighted average common shares and common share
   equivalents..........................................        43,098        24,844        11,521         4,005            --

                                                           DECEMBER 31,   JANUARY 1,    JANUARY 2,  DECEMBER 31,   DECEMBER 31,
                                                               1999          1999          1998         1996           1995
                                                          -------------  ------------  -----------  ------------  --------------
                                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents ..............................     $  27,124     $  36,931     $  10,781     $   3,658      $    884
Working capital ........................................     $  55,166     $  49,711     $  15,349     $   7,949      $    913
Total assets ...........................................     $ 200,713     $ 153,394     $  86,686     $  25,002      $ 10,254
Shareholders' equity...................................      $ 140,270     $ 100,789     $  35,351     $  12,370      $  2,186

(1) Per share data for the period ended December 31, 1995 is not considered meaningful and, therefore, is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Factors that impact such forward looking statements include, among others, our ability to attract additional business, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-1 (Registration Form 333-48123) and updated in our Registration Statement on Form S-4 (Registration Form 333-87379).

OVERVIEW

         AnswerThink provides Internet services for clients ranging from Fortune 1000 to Internet start-up companies. Our practice areas include e-business strategy, interactive marketing and branding and technology architecture and integration. Our professionals in these practice areas help our clients improve their business through Internet-enabled commerce, including online trading communities, customer relationship management, procurement, human resources and financial management.

         AnswerThink was formed on April 23, 1997. Since our formation, we have grown through internal expansion as well as through mergers and acquisitions. In February 1999, we merged with triSpan, Inc. ("triSpan"), a provider of Internet consulting, web application development and integration services. In November 1999, we merged with THINK New Ideas, a provider of interactive marketing, branding and creative web site development services. The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting. Our historical consolidated financial statements were restated to include the financial position, results of operations and cash flows of triSpan and THINK New Ideas. The financial information presented herein, prior to AnswerThink's date of incorporation of April 23, 1997, represents only the combined results of triSpan and THINK New Ideas. Our acquisitions (with the exception of the mergers with triSpan and THINK New Ideas) were accounted for using the purchase method of accounting and our historical Consolidated Financial Statements include the operating results of the companies we acquired from the date of each respective acquisition. Our financial statements may lack comparability from period to period because of acquisitions we made for which we used the purchase method of accounting.

         Our revenues are derived from fees for services generated on a project-by-project basis. Clients are either charged on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or they enter into fixed-fee or capped-fee contracts. For fixed-fee or capped-fee contracts, we recognize revenues on the percentage of completion method of accounting based on our evaluation of actual costs incurred to date compared to total estimated costs. Net revenues exclude reimbursable expenses charged to clients.

         The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, are typically terminable by the client upon 30 days' notice. Upon early termination of an engagement, the client is required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, provisions in some of the agreements we have with our clients limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a broad range of our Internet services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

         Our most significant expense is costs associated with our billable professionals. Project personnel costs consist primarily of salaries, benefits and bonuses. We expect the salaries of our billable professionals will increase over time due to intense competition in our industry for qualified professionals. Our ability to manage employee utilization, contain payroll costs and control employee turnover costs in this competitive environment will have a significant impact on our profitability. To help address these concerns, we have granted and expect to continue to grant shares of common stock or stock options to all employees, including those of acquired companies, which generally vest over four to six years.

         Our selling general and administrative expenses consist primarily of salaries, bonuses and benefits for non-billable professionals, facility costs, staff recruitment and training costs, depreciation and amortization costs, general operating expenses and selling and marketing expenses.

RESULTS OF OPERATIONS

         Our fiscal year ends on the Friday closest to December 31. Our fiscal year will generally consist of a 52-week period. Fiscal years 1999, 1998 and 1997 ended on December 31, 1999, January 1, 1999 and January 2, 1998, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year. Prior to our merger, the fiscal year end of triSpan was December 31. Prior to our merger, the fiscal year of THINK New Ideas was June 30. Our consolidated financial statements and the other financial information provided for 1999 and 1998 combine AnswerThink's, THINK New Ideas' and triSpan's years ended December 31, 1999 and January 1, 1999, respectively. Our consolidated restated financial statements and the other financial information provided for 1997 combine AnswerThink's and triSpan's financial statements for the year ended January 2, 1998 with THINK New Ideas' financial statements for its year ended June 30, 1998. Due to the different fiscal year ends, THINK New Ideas' results for the six months ended June 30, 1998 are included in the financial statements for both fiscal years 1998 and 1997.

         The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                          YEAR ENDED
                                                   --------------------------------------------------------
                                                    DECEMBER 31, 1999   JANUARY 1, 1999    JANUARY 2, 1998
                                                   ------------------  ----------------  ------------------
                                                            (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Net revenues                                       $260,460    100.0%  $167,517  100.0%  $ 77,144   100.0%
Costs and expenses:
  Project personnel and expenses                    154,531     59.3%    99,054   59.1%    45,975    59.6%
  Selling, general and administrative expenses       82,672     31.7%    62,609   37.4%    36,226    47.0%
  Stock compensation expense                             --        --    63,886   38.1%    23,043    29.9%
  Merger related expenses                            11,700      4.5%        --      --        --       --
  Impairment of capitalized software                    989      0.4%        --      --        --       --
  Purchased research and development expense             --        --     5,200    3.1%     9,200    11.9%
  Restructuring costs                                    --        --       921    0.5%       921     1.2%
  Settlement costs                                       --        --        --      --     1,903     2.5%
                                                   --------    ------  --------  ------  --------   ------
Total costs and operating expenses                  249,892     95.9%   231,670  138.2%   117,268   152.1%
                                                   --------    ------  --------  ------  --------   ------
Income (loss) from operations                        10,568      4.1%   (64,153) (38.2%)  (40,124)  (52.1%)
Other income (expense):
  Litigation settlement                                  --        --     2,500    1.5%        --       --
  Interest income (expense), net                        281      0.1%      (631)  (0.4%)      556     0.7%
                                                   --------    ------  --------  ------  --------   ------
Income (loss) before income taxes and
extraordinary loss                                   10,849      4.2%   (62,284) (37.1%)  (39,568)  (51.4%)
Income taxes                                          7,602      2.9%      (870)  (0.5%)      340     0.4%
                                                   --------    ------  --------  ------  --------   ------
Income (loss) before extraordinary loss               3,247      1.3%   (61,414) (36.6%)  (39,908)  (51.8%)
Extraordinary loss on early extinguishment of debt
(net of taxes)                                        2,113      0.8%        --      --        --       --
                                                   --------    ------  --------  ------  --------   ------
Net income (loss)                                  $  1,134      0.5%  $(61,414) (36.6%) $(39,908)  (51.8%)
                                                   ========    ======  ========  ======  ========   ======

COMPARISON OF 1999 TO 1998

         OVERVIEW. In 1999, net income increased to $1.1 million from a net loss of $61.4 million in 1998. We incurred non-recurring charges during 1999 consisting primarily of $11.7 million for our mergers with triSpan and THINK New Ideas and a $2.1 million extraordinary loss on the early extinguishment of debt which was assumed in connection with our merger with triSpan. Excluding the effect of non-recurring items and unusually high income tax expense resulting from the mergers we would have reported net income of $14.1 million for 1999. Our $61.4 million net loss during 1998 was primarily the result of a $63.9 million one-time charge for stock compensation expense. Stock compensation expense of $63.9 million represents the vesting of shares of common stock that had been issued to certain members of management in connection with the formation of AnswerThink and THINK New Ideas. These charges were non-cash in nature and did not impact total shareholders' equity. We believe that such issuances were critical to our ability to attract and retain qualified personnel during the crucial start-up phases of both AnswerThink and THINK New Ideas. Included in the $63.9 million of stock compensation expense in 1998 is $23.0 million of stock compensation expense for THINK New Ideas, which is included in both 1997 and 1998 as the THINK New Ideas' fiscal year did not coincide with AnswerThink's fiscal year.

         NET REVENUES. Net revenues increased 55% to $260.5 million in 1999 from $167.5 million in 1998. This increase was the result of several factors including revenues attributable to the companies we acquired, an increase in the number of clients served and additional engagements with existing clients.

         PROJECT PERSONNEL AND EXPENSES. Project personnel and expenses increased 56% to $154.5 million in 1999 from $99.1 million in 1998. This increase was primarily due to an increase in the number of our consultants resulting from both internal hiring and acquisitions. Project personnel and expenses as a percentage of revenue remained fairly constant between 1999 and 1998 at 59.3% and 59.1%, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 32% to $82.7 million in 1999 from $62.6 million in 1998. The increase in selling, general and administrative expenses primarily related to an increase in sales and administration headcount related to the higher volume of business and additional amortization expense associated with our 1998 and 1999 acquisitions. This increase was also the result of higher property and facilities costs incurred as a result of the addition and expansion of facilities to accommodate our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 31.7% in 1999 from 37.4% during 1998. This decrease was primarily attributable to the higher revenue levels during 1999 as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

         MERGER RELATED EXPENSES. Merger related expenses were $11.7 million in 1999. These expenses related to our mergers with triSpan in February 1999 and THINK New Ideas in November 1999. The expenses included investment banking, legal and accounting fees, severance costs for redundant employees as well as the costs of combining operations and eliminating redundant facilities.

         INCOME TAXES. We recorded income tax expense of $7.6 million which represented 70% of our pre-tax income in 1999. The higher than expected tax rate was primarily attributable to non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan when it converted from an S corporation to a C corporation at the time of the merger. We recorded an income tax benefit in 1998 of $870,000 which represented an effective tax rate of 1.4%. The lower than expected tax rate in 1998 was primarily attributable to the fact that, although we reported a net loss for financial reporting purposes in 1998, for tax purposes we reported taxable income primarily as a result of the non-deductibility of the stock compensation expense.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. The extraordinary loss on early extinguishment of debt was a result of the repayment of subordinated notes in the first quarter of 1999 which were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8%, were originally issued at a substantial discount. Immediately following the merger with triSpan, we repaid the notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

COMPARISON OF 1998 TO 1997

         OVERVIEW. We reported a net loss of $61.4 million in 1998 compared to a net loss of $39.9 million in 1997. Our $61.4 million net loss during 1998 was primarily the result of one-time charges for stock compensation expense totaling $63.9 million. These charges represented the vesting of shares of common stock that had been issued to certain members of management. Included in the $63.9 million of stock compensation expense in 1998 is $23.0 million of stock compensation expense for THINK New Ideas, which is included in both 1997 and 1998 as the THINK New Ideas' fiscal year did not coincide with AnswerThink's fiscal year. Our loss during 1997 was primarily attributable to the $23.0 million of stock compensation expense for THINK New Ideas, $9.2 million of charges for purchased research and development and the developmental nature of AnswerThink's business during its start-up phase.

         NET REVENUES. Net revenues increased 117% to $167.5 million in 1998 from $77.1 million in 1997. This increase was the result of several factors, including revenues attributable to the companies we acquired, an increase in the number of clients served, and additional engagements with existing clients. In addition to the factors listed above, the 1997 results represented only eight months of activities for AnswerThink, during which time it was primarily in its start-up phase.

         PROJECT PERSONNEL AND EXPENSES. Project personnel and expenses increased 115% to $99.1 million in 1998 from $46.0 million in 1997. This increase was due primarily to an increase in the number of consultants resulting from both internal hiring and acquisitions. In addition, 1998 included a full year of operations for AnswerThink as opposed to only eight months during 1997. Project personnel and expenses decreased as a percentage of net revenues to 59.1% during 1998 from 59.6% during 1997. This decrease was due to a decline in the average cost per consultant and a higher level of utilization during 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 73% to $62.6 million in 1998 from $36.2 million in 1997. The increase in selling, general and administrative expenses primarily related to an increase in sales and administration headcount related to the higher volume of business and additional amortization expense associated with our 1997 and 1998 acquisitions. This increase was also the result of higher property and facilities costs incurred as a result of the addition and expansion of facilities to accommodate our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 37.4% in 1998 from 47.0% during 1997. This decrease was primarily attributable to lower revenues in 1997 due to the start-up nature of AnswerThink as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

         STOCK COMPENSATION EXPENSE. Stock compensation expense was $63.9 million in 1998 and $23.0 million in 1997. In the first quarter of 1998, AnswerThink recorded a charge of $40.9 million relating to the vesting of shares held by seven senior managers and one director that were subject to certain performance vesting criteria. During the second quarter of 1998, THINK New Ideas recorded a charge of $23.0 million primarily related to the release of certain shares which were placed in escrow at THINK New Ideas' initial public offering. The release of these shares was contingent on the achievement of certain performance criteria. The stock compensation expense for THINK New Ideas was included in both the 1997 and 1998 statements of operations due to THINK New Ideas' fiscal year not coinciding with AnswerThink's fiscal year. There are no additional shares outstanding that are subject to performance criteria for vesting.

         SETTLEMENT COSTS. Settlement costs totaled $1.9 million in 1997. Certain of our key executives and other management employees resigned from a "Big Five" accounting firm during the first quarter of 1997. The accounting firm initiated litigation in connection with such resignations and the formation of AnswerThink arising out of activities alleged to constitute a breach of non-competition and non-solicitation obligations of the executives and employees. This litigation was settled during 1997. Settlement costs consisted primarily of obligations assumed by us for compensation owed by the accounting firm to the employees joining AnswerThink for the period from December 1, 1996 to the date of AnswerThink's inception and legal fees incurred in connection with the litigation.

         PURCHASED RESEARCH AND DEVELOPMENT EXPENSE. Purchased research and development expenses were $5.2 million in 1998 and $9.2 million in 1997. The $9.2 million of purchased research and development expense in 1997 represents $5.2 million of expense for THINK New Ideas and $4.0 million of expense for AnswerThink related to in-process research and development technology projects being conducted by companies which we acquired. As of the dates of acquisition, these projects had not met technological feasibility requirements and did not have any alternative future use and therefore the fair value of the research which had been conducted to date was charged to operations. The purchased research and development expense for THINK New Ideas was included in both fiscal year 1997 and fiscal year 1998 statements of operations due to THINK New Ideas' fiscal year not coinciding with AnswerThink's fiscal year.

         INCOME TAXES. We recorded an income tax benefit in 1998 of $870,000 which represented an effective tax rate of 1.4%. The lower than expected rate in 1998 was primarily attributable to the fact that, although we reported a net loss for financial reporting purposes in 1998, for tax purposes we reported taxable income primarily as a result of the non-deductibility of the stock compensation expense. Prior to 1998, we established a valuation allowance for our entire deferred tax asset amount as a result of our limited operating history as of that time, therefore, only a state tax provision was recorded in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On May 28, 1998 AnswerThink completed its initial public offering of its common stock, which resulted in net proceeds of $38.5 million. At the end of 1999, we had $27.1 million of cash and cash equivalents compared to $36.9 million at the end of 1998. Prior to the initial public offering in May 1998, our primary source of liquidity was our initial capitalization, operating cash flows and borrowings under our revolving credit facility. Our revolving credit facility allows for up to $20.0 million of borrowings. The credit facility is unsecured and contains certain restrictive covenants. There were no borrowings outstanding under this facility as of the end of 1999.

         Net cash provided by operating activities was $7.3 million for 1999 compared to $5.8 million for 1998. Net cash provided by operating activities during 1999 related primarily to our earnings, excluding the effect of non-cash charges, a decrease of other receivables of $5.4 million, an increase in media payables of $4.4 million and an increase in accrued expenses and other liabilities of $13.6 million. These sources of cash were partially offset by a $24.3 million increase in accounts receivable and unbilled revenue and a $3.5 million decrease in accounts payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customer's media campaigns. During 1998, net cash provided by operating activities was primarily attributable to our earnings, excluding the effect of non-cash charges, and an increase in media payables of $4.6 million, partially offset by an $8.4 million increase in accounts receivable and unbilled revenue and a $4.8 million increase in other receivables.

         Net cash used in investing activities was $17.6 million for 1999 compared to $10.0 million for 1998. Net cash used in investing activities in 1999 consisted of primarily $10.9 million used in the acquisition of businesses and $5.3 million used for the purchase of property and equipment. In 1998 the primary uses of cash in investing activities were $4.9 million used in the acquisition of businesses and $5.2 million used for the purchase of property and equipment.

         Net cash provided by financing activities was $515,000 in 1999 compared to $32.1 million in 1998. The cash provided by financing activities in 1999 was primarily the result of proceeds from the issuance of common stock totaling $15.0 million, partially offset by the repayment of $8.0 million of subordinated notes which were assumed in the triSpan merger, the repayment of other notes payable totaling $4.7 million and the repayment of $2.2 million of our revolving credit facilities. Cash provided by financing activities during the 1998 period was primarily attributable to $40.6 million received from the issuance of common stock, primarily attributable to AnswerThink's initial public offering, $7.5 million borrowed under our revolving credit facilities and $8.0 million received from the proceeds from the issuance of triSpan's subordinated notes, partially offset by $15.2 million repaid on our revolving credit facilities and the $7.4 million repayment of other notes payable.

         From time to time, we expect to evaluate the acquisition of businesses aligned with our strategy and culture. As of the date of this prospectus, we do not have any understandings, commitments or agreements with respect to any material acquisitions.

         We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditures requirements for at least the next twelve months. Thereafter, we may need to raise additional funds. We may decide to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. We cannot assure you, however, that additional financing will be available when needed or desired on terms favorable to us or at all. The Optional Shares referenced in our Securities Purchase Agreement (see Note 11 in our Consolidated Financial Statements) were sold pursuant to the Agreement in March 2000.

YEAR 2000

         The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). As of the date of this prospectus, our systems have functioned properly with respect to dates starting in the Year 2000 and, to date, our clients have not informed us of any Year 2000 problems associated with the solutions we developed for them. However, we may incur significant costs if unanticipated internal or external Year 2000 compliance problems arise. The cost associated with these unanticipated problems, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

         The services we currently offer do not include Year 2000 code remediation services. However, approximately 3% of our revenues for the year ended December 31, 1999 were related to assisting clients assess Year 2000 readiness and assisting clients in designing and managing the process whereby necessary remediation is accomplished.

RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Since AnswerThink only has one business segment, which is providing services to its clients, the adoption of SFAS No. 131 did not have an effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                       ANSWERTHINK CONSULTING GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Reports of Independent Certified Public Accountants                          20

Consolidated Balance Sheets as of December 31, 1999 and
    January 1, 1999                                                          25

Consolidated Statements of Operations for the Years Ended December 31,
    1999, January 1, 1999 and January 2, 1998                                26

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1999, January 1, 1999 and January 2, 1998                   27

Consolidated Statements of Cash Flows for the Years Ended December 31,
    1999, January 1, 1999 and January 2, 1998                                28

Notes to Consolidated Financial Statements                                   29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of AnswerThink Consulting Group, Inc.
Miami, Florida

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of AnswerThink Consulting Group, Inc. and its subsidiaries (the "Company") at December 31, 1999 and January 1, 1999, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of triSpan, Inc. on February 26, 1999 and THINK New Ideas, Inc. on November 5, 1999 in transactions accounted for as poolings of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of triSpan, Inc. and THINK New Ideas, Inc. for the year ended December 31, 1998 which statements reflect total assets of $6,945,676 and $55,933,909, respectively and total revenues of $15,453,296 and $49,361,578, respectively as of and for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for triSpan, Inc. and THINK New Ideas, Inc., is based solely on the reports of the other auditors. We conducted our audits of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
February 8, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
THINK New Ideas, Inc.

We have audited the accompanying consolidated balance sheet of THINK New Ideas, Inc. and subsidiaries ("THINK New Ideas") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of THINK New Ideas' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THINK New Ideas, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP
New York, New York
December 17, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
THINK New Ideas, Inc.

We have audited the accompanying consolidated balance sheet of AnswerThink Consulting Group, Inc. ("AnswerThink") and THINK New Ideas, Inc. and subsidiaries ("THINK New Ideas") as of January 2, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of AnswerThink and THINK New Ideas. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements give retroactive effect to the mergers of AnswerThink and THINK New Ideas on November 5, 1999 in a transaction accounted for as a pooling-of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of AnswerThink, prior to its merger with THINK New Ideas for the year ended January 2, 1998, which statements reflect total assets of $34,433,073 and total revenues of $34,499,746 for the year then ended. That statement was audited by other auditors whose report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AnswerThink prior to its merger with THINK New Ideas, is based on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AnswerThink and THINK New Ideas at January 2, 1998 and June 30, 1998, respectively, and the consolidated results of their operations and their cash flows for the years in the period then ended, in conformity with generally accepted accounting principles.

                                                           /s/ ERNST & YOUNG LLP

New York, New York
August 5, 1998, except as to the pooling-of-interests which is as of November 5, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of AnswerThink Consulting Group, Inc.
Miami, Florida

In our opinion, based on our audit and the report of other auditors, the consolidated balance sheet at January 2, 1998 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended of AnswerThink Consulting Group, Inc. (the "Company") prior to its restatement for the November 5, 1999 pooling of interests with THINK New Ideas, Inc. (not presented separately herein) present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at January 2, 1998 and for the year then ended, in conformity with accounting principles generally accepted in the United States. The consolidated financial statements of the Company give retroactive effect to the merger of triSpan, Inc. on February 26, 1999 in a transaction accounted for as pooling of interests. We did not audit the financial statements of triSpan, Inc. which statements reflect total assets of $5,783,428 as of December 31, 1997 and total revenues of $19,651,574 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit of the consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.

On November 5, 1999 AnswerThink Consulting Group, Inc. merged with THINK New Ideas, Inc. ("THINK New Ideas") in a transaction accounted for as a pooling of interests, which resulted in the retroactive restatement to reflect the operations of AnswerThink Consulting Group, Inc. and THINK New Ideas for all periods presented. Accordingly, the historical operations covered by this report constitute the consolidated financial statements of AnswerThink Consulting Group, Inc. prior to its restatement for the pooling of interests with THINK New Ideas.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Miami, Florida
February 1, 1999, except as to the pooling of interests with triSpan, Inc. which is as of February 26, 1999, and except as to the pooling of interests with THINK New Ideas, Inc. which is as of February 8, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To triSpan, Inc. and triSpan Software, Inc.:

We have audited the combined balance sheets of triSpan, Inc. (a Pennsylvania S Corporation) and triSpan Software, Inc. (a Pennsylvania S Corporation) as of December 31, 1998 and 1997, and the related combined statements of operations, shareholders' equity and cash flows for the two years in the period ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of triSpan, Inc. and triSpan Software, Inc. as of December 31, 1998 and 1997, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP
Philadelphia, Pa.
February 26, 1999

                       ANSWERTHINK CONSULTING GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,    JANUARY 1,
                                                                                               1999           1999
                                                                                           ------------    ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $  27,124      $  36,931
     Short-term investments                                                                     2,432          1,000
     Accounts receivable and unbilled revenue, net of allowance of $1,510 and $1,988 in
       1999 and 1998, respectively                                                             72,655         44,040
     Other receivables                                                                          5,340         10,766
     Prepaid expenses and other current assets                                                  8,058          2,746
                                                                                            ---------      ---------
         Total current assets                                                                 115,609         95,483
Property and equipment, net                                                                    11,191          9,373
Other assets                                                                                    3,362          7,897
Goodwill, net                                                                                  70,551         40,641
                                                                                            ---------      ---------
         Total assets                                                                       $ 200,713      $ 153,394
                                                                                            =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       $   8,982      $  11,558
     Accrued expenses and other liabilities                                                    33,065         17,339
     Media payable                                                                             16,500         12,092
     Current portion of borrowings under revolving credit facility                                 --          1,464
     Current portion of notes payable                                                           1,896          3,319
                                                                                            ---------      ---------
         Total current liabilities                                                             60,443         45,772
                                                                                            ---------      ---------
Notes payable                                                                                      --          2,324
Redeemable subordinated notes                                                                      --          4,509
                                                                                            ---------      ---------
         Total liabilities                                                                     60,443         52,605
                                                                                            ---------      ---------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued
       and outstanding                                                                             --             --
     Common stock, $.001 par value, authorized 125,000,000 shares; issued and
       outstanding:  42,731,976 shares at December 31, 1999; 40,228,817 shares at                  43             40
       January 1, 1999
     Additional paid-in capital                                                               219,884        182,115
     Unearned compensation                                                                       (815)        (1,390)
     Accumulated deficit                                                                      (78,842)       (79,976)
                                                                                            ---------      ---------
         Total shareholders' equity                                                           140,270        100,789
                                                                                            ---------      ---------
         Total liabilities and shareholders' equity                                         $ 200,713      $ 153,394
                                                                                            =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,       JANUARY 1,        JANUARY 2,
                                                                      1999              1999              1998
                                                                  ------------      ------------      ------------
Net revenues                                                      $    260,460      $    167,517      $     77,144
Costs and expenses:
     Project personnel and expenses                                    154,531            99,054            45,975
     Selling, general and administrative expenses                       82,672            62,609            36,226
     Stock compensation expense                                             --            63,886            23,043
     Merger related expenses                                            11,700                --                --
     Impairment of capitalized software                                    989                --                --
     Purchased research and development expense                             --             5,200             9,200
     Restructuring costs                                                    --               921               921
     Settlement costs                                                       --                --             1,903
                                                                  ------------      ------------      ------------
         Total costs and operating expenses                            249,892           231,670           117,268
                                                                  ------------      ------------      ------------
     Income (loss) from operations                                      10,568           (64,153)          (40,124)
Other income (expense):
     Litigation settlement                                                  --             2,500                --
     Interest income                                                       926               958               796
     Interest expense                                                     (645)           (1,589)             (240)
                                                                  ------------      ------------      ------------
     Income (loss) before income taxes and extraordinary loss           10,849           (62,284)          (39,568)
Income taxes                                                             7,602              (870)              340
                                                                  ------------      ------------      ------------
Income (loss) before extraordinary loss                                  3,247           (61,414)          (39,908)
Extraordinary loss on early extinguishment of debt (net of
   taxes of $1,408)                                                      2,113                --                --
                                                                  ------------      ------------      ------------
Net income (loss)                                                 $      1,134      $    (61,414)     $    (39,908)
                                                                  ============      ============      ============
Basic net income (loss) per common share:
   Income (loss) before extraordinary loss                        $       0.09      $      (2.47)     $      (3.46)
   Extraordinary loss on early extinguishment of debt             $      (0.06)     $         --      $         --
   Net income (loss) per common share                             $       0.03      $      (2.47)     $      (3.46)

Weighted average common shares outstanding                          34,952,724        24,844,497        11,520,653

Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss                        $       0.08      $      (2.47)     $      (3.46)
   Extraordinary loss on early extinguishment of debt             $      (0.05)     $         --      $         --
   Net income (loss) per common share                             $       0.03      $      (2.47)     $      (3.46)

Weighted average common and common equivalent shares
     outstanding                                                    43,097,501        24,844,497        11,520,653

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON STOCK       ADDITIONAL                                  TOTAL
                                                      --------------------      PAID-IN      UNEARNED    ACCUMULATED   SHAREHOLDERS'
                                                         SHARES     AMOUNT      CAPITAL    COMPENSATION    DEFICIT        EQUITY
                                                      -----------   ------    ----------   ------------  -----------   -------------
Balance at December 31, 1996                            5,333,440    $   5      $ 19,106      $    --      $ (6,740)     $ 12,371
Issuance of common stock                               14,015,147       14         2,269         (702)           --         1,581
Conversion of convertible securities                    7,362,324        8        11,540           --            --        11,548
Deferred compensation related to stock appreciation
   rights conversion                                           --       --         1,735         (465)           --         1,270
Acceleration of vesting of stock options                       --       --         1,387           --            --         1,387
Common stock released from escrow to founders                  --       --        21,656           --            --        21,656
Issuance of  common stock for business acquisitions     3,329,013        3        25,397           --            --        25,400
Amortization of deferred compensation expense, net
   of forfeitures                                              --       --            --           46            --            46
Net loss                                                       --       --            --           --       (39,908)      (39,908)
                                                      -----------    -----      --------      -------      --------      --------
Balance at January 2, 1998                             30,039,924    $  30      $ 83,090      $(1,121)     $(46,648)     $ 35,351
Issuance of common stock                                3,483,930        3        39,640           --            --        39,643
Purchase and retirement of stock                         (889,602)      (1)       (3,248)          --            --        (3,249)
Vesting of shares                                              --       --        42,211       (1,045)           --        41,166
Conversion of 1,790,026 shares of convertible
   preferred stock to common stock                      7,160,104        7        11,133           --            --        11,140
Issuance of common stock for business acquisitions        434,461        1         6,341           --            --         6,342
Issuance of warrants in connection with redeemable
   subordinated debt                                           --       --         3,761           --            --         3,761
Amortization of deferred compensation expense, net
   of forfeitures                                              --       --          (813)         776            --           (37)
Net loss                                                       --       --            --           --       (61,414)      (61,414)
Adjustment to conform THINK New Ideas' fiscal year             --       --            --           --        28,086        28,086
                                                      -----------    -----      --------      -------      --------      --------
Balance at January 1, 1999                             40,228,817    $  40      $182,115      $(1,390)     $(79,976)     $100,789
Issuance of common stock                                1,631,206        2        14,978           --            --        14,980
Purchase and retirement of stock                         (350,428)      --            (3)          --            --            (3)
Issuance of common stock for business acquisitions      1,222,381        1        22,794           --            --        22,795
Amortization of deferred compensation expense, net
   of forfeitures                                              --       --            --          575            --           575
Net income                                                     --       --            --           --         1,134         1,134
                                                      -----------    -----      --------      -------      --------      --------
Balance at December 31, 1999                           42,731,976    $  43      $219,884      $  (815)     $(78,842)     $140,270
                                                      ===========    =====      ========      =======      ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED
                                                                       ---------------------------------------
                                                                       DECEMBER 31,   JANUARY 1,    JANUARY 2,
                                                                           1999          1999          1998
                                                                       ------------   ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                     $  1,134      $(61,414)     $(39,908)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Extraordinary loss on early exinguishment of debt                    2,113            --            --
       Compensation charge relating to vesting of shares                       --        63,886        23,043
       Purchased research and development                                      --         5,200         9,200
       Impairment of capitalized software                                     989            --            --
       Depreciation and amortization                                       10,397         7,627         4,297
       Deferred income taxes                                               (2,663)       (2,411)           --
       Restructuring costs                                                     --           921           921
Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                 (24,291)       (8,415)       (8,006)
     Decrease (increase) in other receivables                               5,426        (4,794)        2,469
     Increase in prepaid expenses and other current and non-current          (294)       (1,169)         (914)
       assets
     Increase (decrease) in accounts payable                               (3,477)          658           715
     Increase (decrease) in accrued expenses and other liabilities         13,571         1,099           (70)
     Increase in media payable                                              4,408         4,569         6,959
                                                                         --------      --------      --------
         Net cash provided by (used in) operating activities                7,313         5,757        (1,294)
Cash flows from investing activities:
     Purchases of property and equipment                                   (5,285)       (5,207)       (6,059)
     Sale of property and equipment under sale/leaseback arrangement           --           456            --
     Purchases of short-term investments                                   (2,432)       (9,650)           --
     Redemption, sales and maturities of short-term investments             1,000         9,312         1,322
     Cash used in acquisition of businesses, net of cash acquired         (10,918)       (4,865)      (16,171)
                                                                         --------      --------      --------
         Net cash used in investing activities                            (17,635)       (9,954)      (20,908)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                14,980        40,587         1,142
     Purchase and retirement of common stock                                   (3)       (3,249)           --
     Proceeds from issuance of convertible preferred stock                     --         1,100        21,000
     Proceeds from revolving credit facility                                  400         7,545         8,700
     Repayment of revolving credit facility                                (2,177)      (15,250)           --
     Proceeds from notes payable                                               --           750            27
     Repayment of notes payable                                            (4,685)       (7,423)       (1,544)
     Proceeds from redeemable subordinated notes                               --         8,000            --
     Repayment of redeemable subordinated notes                            (8,000)           --            --
                                                                         --------      --------      --------
         Net cash provided by financing activities                            515        32,060        29,325
                                                                         --------      --------      --------
Net increase (decrease) in cash and cash equivalents                       (9,807)       27,863         7,123
Cash and cash equivalents at beginning of year (1)                         36,931         9,068         3,658
                                                                         --------      --------      --------
Cash and cash equivalents at end of year                                 $ 27,124      $ 36,931      $ 10,781
                                                                         ========      ========      ========
Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    546      $  1,177      $    102
     Cash paid for income taxes                                          $  8,268      $    352      $    264

(1) The beginning cash balance for the year ended January 1, 1999 does not agree to the ending balance for the year ended January 2, 1998 due to the different accounting period used by THINK New Ideas. See Note 1 in accompanying notes to consolidated financial statements.

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS

         AnswerThink Consulting Group, Inc. (the "Company" or "AnswerThink") provides Internet services for clients ranging from Fortune 1000 to Internet start-up companies. Practice areas include e-business strategy, interactive marketing and branding and technology architecture and integration. The Company provides its clients with a unique combination of accountability and expertise in these practice areas to improve their business through Internet-enabled commerce, including online trading communities, customer relationship management, procurement, human resources and financial management.

   PRINCIPLES OF CONSOLIDATION AND CAPITALIZATION

         The consolidated financial statements include the accounts of AnswerThink Consulting Group, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In February 1999, AnswerThink merged with triSpan, Inc. ("triSpan") and in November 1999, AnswerThink merged with THINK New Ideas, Inc. ("THINK New Ideas"). The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan and THINK New Ideas. Accordingly, financial information presented herein prior to AnswerThink's date of incorporation of April 23, 1997 is solely that of triSpan and THINK New Ideas (see Note 2).

         On April 23, 1997, AnswerThink and its initial investors (the "Initial Investors") entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which AnswerThink sold 3,400,000 shares to the Initial Investors of its Class A Convertible Preferred Stock (the "Class A Preferred Stock"). Such shares of Class A Preferred Stock were sold at $6.00 per share, for total proceeds of $20.4 million. In May 1997, certain senior executives of AnswerThink purchased an additional 100,000 shares of Class A Preferred Stock at $6.00 per share. Each share of Class A Preferred Stock was convertible into four shares of common stock. Pursuant to the Stock Purchase Agreement, certain of the Initial Investors had the option to purchase an additional 100,000 shares of Class A Preferred Stock at $6.00 per share which shares were purchased on February 24, 1998.

         All preferred stock issued by AnswerThink in connection with its formation was converted, pursuant to the original terms, to shares of common stock prior to AnswerThink's initial public offering.

         In May 1998, AnswerThink completed its initial public offering (the "Offering") whereby it sold 3,324,500 shares of common stock. Net proceeds from the Offering, after expenses, were $38.5 million.

   FISCAL YEAR

         The Company's fiscal year ends on the Friday closest to December 31. The fiscal year for the Company will generally consist of a 52-week period. Fiscal years 1999, 1998 and 1997 ended on December 31, 1999, January 1, 1999 and January 2, 1998, respectively. References to a year in these consolidated financial statements relate to a fiscal year rather than a calendar year. The fiscal year end of triSpan, which was December 31, has been conformed to that of the Company starting in fiscal year 1997.

         Prior to the merger with THINK New Ideas, THINK New Ideas used a fiscal year ending June 30. The 1999 and 1998 consolidated financial statements combine the Company's and THINK New Ideas' years ended December 31, 1999 and January 1, 1999. The restated consolidated financial statements for 1997 combine the Company's consolidated financial statements for year ended January 2, 1998 with THINK New Ideas' consolidated financial statements for year ended June 30, 1998. Due to the different fiscal year ends, THINK New Ideas' results for the six months ended June 30, 1998 are included in the restated consolidated financial statements for both fiscal years 1998 and 1997. For the six months ended June 30, 1998, THINK New Ideas had net revenues of $25.6 million and net loss of $28.1 million. THINK New Ideas' net loss for this period is added to the opening balance of accumulated deficit at January 2, 1998 in the accompanying statement of shareholders' equity. THINK New Ideas' net cash flow for this period is eliminated from the 1998 beginning cash balance in the statement of cash flows. THINK New Ideas' cash flows provided by operating activities and used in financing and investing activities for the six month period ending June 30, 1998 were $5.7 million, $3.6 million and $397,000, respectively.

                       ANSWERTHINK CONSULTING GROUP, INC.

   CASH AND CASH EQUIVALENTS

         The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments.

   SHORT-TERM INVESTMENTS

         Short-term investments, consisting of interest bearing, investment-grade securities, have been classified as available-for-sale securities and are recorded at fair market value. Any unrealized holding gains or losses on available-for-sale securities are reported as a separate component of shareholders' equity until these gains or losses are realized. The difference between fair market value and cost was not material at December 31, 1999 and January 1, 1999. Realized gains or losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

   PROPERTY AND EQUIPMENT, NET

         Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets ranging from two to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the accounts in the year of disposal and any resulting gains or losses are included in the statement of operations.

   OTHER RECEIVABLES AND MEDIA PAYABLE

         Media payables represent media placement costs due to media providers on behalf of the Company's clients. Amounts in media payables which have been billed to the Company's customers are included in other receivables. The level of media payables and the related receivables vary with the timing of the Company's clients' media campaigns.

   INTANGIBLE ASSETS

         Goodwill, related to business acquisitions, is being amortized over 15 years on a straight-line basis. The Company recorded amortization expense of $4.3 million, $2.8 million and $1.6 million for the years ended December 31, 1999, January 1, 1999 and January 2, 1998, respectively. The carrying value of goodwill is subject to periodic review of realizability. The agreements pursuant to which the Company acquired certain companies (see Note 3) include provisions that would require the Company to pay additional consideration if the acquired companies meet certain goals. The value of any such contingent consideration paid is recorded as additional goodwill. Accumulated amortization of goodwill amounted to $7.8 million and $3.5 million at December 31, 1999 and January 1, 1999, respectively.

   REVENUE RECOGNITION

         The Company recognizes revenues for services as work is performed on a project-by-project basis adjusted for any anticipated losses in the period in which any such losses are identified. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. The Company also undertakes projects on a fixed-fee or capped-fee basis for which revenues are recognized on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs. Fee revenue from advertising commissions is recognized when media placements appear on television, radio or in print. Net revenues exclude reimbursable expenses charged to clients.

                       ANSWERTHINK CONSULTING GROUP, INC.

   STOCK COMPENSATION

         The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In accordance with APB Opinion No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, the Company discloses pro forma net income
(loss) and net income (loss) per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee arrangements.

   INCOME TAXES

         The Company records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to its merger with AnswerThink, triSpan was taxed as an S Corporation and no income tax was provided as the income or loss was included in its shareholders' income tax returns.

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

         Income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the year ended December 31, 1999, potentially dilutive securities included 6,784,108 shares of unvested common stock issued under employment agreements and 1,360,669 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method. Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended January 1, 1999 and January 2, 1998 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares which were not included in the diluted loss per share calculations as of January 1, 1999 and January 2, 1998 include 9,508,192 and 8,901,652 shares, respectively, of common stock issued under employment agreements and 8,928,404 shares for the period ended January 2, 1998 from the assumed conversion of the convertible preferred stock.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and unbilled revenue, other receivables, accounts payable, accrued expenses and other liabilities and media payable. At December 31, 1999 and January 1, 1999, the fair value of these instruments approximated their carrying value.

   CONCENTRATION OF CREDIT RISK

         The Company provides its services primarily to Fortune 1000 companies and other sophisticated buyers of IT consulting services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. For the year ended January 2, 1998, three customers accounted for approximately 20% of net revenues. No single customer accounted for more than 5% of net revenues for the years ended December 31, 1999 and January 1, 1999.

                       ANSWERTHINK CONSULTING GROUP, INC.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 1999, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Since AnswerThink only has one business segment, which is providing services to its clients, the adoption of SFAS No. 131 did not have an effect on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

   RECLASSIFICATIONS

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

2.   MERGERS

         On February 26, 1999, the Company merged with triSpan, an internet commerce consulting firm that provides Internet consulting, web application development and integration services. The merger was accomplished through an exchange of 689,880 shares of the Company's common stock for all the outstanding shares of common stock of triSpan. Each outstanding share of common stock of triSpan was converted into 0.311 shares of the Company's common stock.

         On November 5, 1999, the Company merged with THINK New Ideas, a provider of e-business, e-marketing, e-community, e-commerce and e-technology solutions to Fortune 500 and other high profile clients. The merger was accomplished through an exchange of 7,550,673 shares of the Company's common stock for all the outstanding shares of common stock of THINK New Ideas. Each outstanding share of common stock of THINK New Ideas was converted into 0.70 shares of the Company's common stock.

         The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan and THINK New Ideas. The financial position, results of operations and cash flows of the Company prior to April 23, 1997 are solely those of triSpan and THINK New Ideas.

         Merger related expenses of $11.7 million during the year ended December 31, 1999 related to the Company's mergers with triSpan and Think New Ideas. The expenses included investment banking, legal and accounting fees, severance costs for redundant employees as well as the costs of combining operations and eliminating redundant facilities.

                       ANSWERTHINK CONSULTING GROUP, INC.

2.   MERGERS (CONTINUED)

         Separate results of AnswerThink, triSpan, and THINK New Ideas for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 prior to the consummation of the mergers are as follows (in thousands):

                                                                           THINK NEW
                                       ANSWERTHINK         TRISPAN           IDEAS            COMBINED
                                      --------------    -------------    --------------    -------------
Year ended December 31, 1999
  Total revenue                       $      211,145    $       2,274    $       47,041    $     260,460
  Net income (loss)                   $        5,665    $      (1,016)   $       (3,515)   $       1,134
Year ended January 1, 1999
  Total revenue                       $      102,702    $      15,453    $       49,362    $     167,517
  Net loss                            $      (28,925)   $      (2,732)   $      (29,757)   $     (61,414)
Year ended January 2, 1998
  Total revenue                       $       14,848    $      19,652    $       42,644    $      77,144
  Net loss                            $      (12,091)   $        (264)   $      (27,553)   $     (39,908)

3.   ACQUISITIONS AND INVESTING ACTIVITIES

         During the three year period ended December 31, 1999, the Company acquired thirteen businesses providing information-technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions accounted for as purchase business combinations. Seven of these acquisitions were completed in 1997, two were completed in 1998 and four were completed in 1999. Aggregate consideration for the Acquired Entities of $91.8 million has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. Under the acquisition agreements, the Company may be required to pay additional contingent consideration consisting of shares and cash of approximately $24.7 million, based on the Acquired Entities achieving certain performance targets over various periods through June 2001. Contingent consideration, to the extent earned, is recorded as additional goodwill. Amounts allocated to goodwill are amortized over 15 years.

         The components of the purchase price allocation for the Acquired Entities, including contingent consideration earned, and fees and expenses incurred are as follows (in thousands):

                                                                    1999         1998          1997
                                                                ACQUISITIONS  ACQUISITIONS  ACQUISITIONS
                                                                ------------  ------------  ------------
Fair value of net assets (excluding cash) acquired                $    (60)     $    574      $  6,600
Goodwill                                                            22,841        11,725        40,942
Purchased research and development                                      --            --         9,200
Common stock issued                                                (14,595)       (7,273)      (32,649)
Notes payable                                                           --        (2,583)       (5,143)
Stock options issued                                                (1,359)           --            --
                                                                  --------      --------      --------
Cash used in acquisitions of businesses, net of cash acquired     $  6,827      $  2,443      $ 18,950
                                                                  ========      ========      ========

         Purchased research and development was immediately charged to operations because it had not reached the stage of technological feasibility at the acquisition dates and had no alternative future use.

                       ANSWERTHINK CONSULTING GROUP, INC.

3.   ACQUISITIONS AND INVESTING ACTIVITIES (CONTINUED)

     The results of operations of the Acquired Entities are included in the Company's consolidated results of operations from the respective dates of acquisition. Unaudited pro forma condensed results of operations for the years ended December 31, 1999 and January 1, 1999 are presented below as if the acquisitions of the Acquired Entities had occurred on January 3, 1998. For fiscal years 1999 and 1998, pro forma adjustments include additional amortization expense of $531,000 and $1.8 million, respectively, and interest expense of $78,000 and $332,000 respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on January 3, 1998.

   PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)                YEAR ENDED
   (IN THOUSANDS, EXCEPT PER SHARE DATA)              --------------------------
                                                      DECEMBER 31,    JANUARY 1,
                                                          1999           1999
                                                      ------------    ----------
   Net revenues                                          $270,628     $ 197,458
   Net income (loss)                                     $  1,236     $ (63,693)
   Net income (loss) per common share--basic             $    .03     $   (2.46)
   Net income (loss) per common share--diluted           $    .03     $   (2.46)

4.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                     DECEMBER 31,    JANUARY 1,
                                                         1999           1999
                                                     ------------    ----------
   Equipment                                           $  16,964     $  12,374
   Furniture and fixtures                                  1,922         2,028
   Leasehold improvements                                  3,579         2,816
                                                       ---------     ---------
                                                          22,465        17,218
   Less accumulated depreciation                         (11,274)       (7,845)
                                                       ---------     ---------
                                                       $  11,191     $   9,373
                                                       =========     =========

         Depreciation expense for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 was $4.5 million, $3.9 million and $2.1 million, respectively.

5.   ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consists of the following (in thousands):

                                                    DECEMBER 31,    JANUARY 1,
                                                        1999           1999
                                                    ------------    ----------
     Accrued compensation and benefits                $ 14,580       $  9,684
     Accrued merger related expenses                     7,559             --
     Deferred revenue                                    5,159          2,870
     Employee stock purchase plan payable                1,957          1,372
     Income taxes payable                                1,184          1,229
     Other accrued expenses                              2,626          2,184
                                                      --------       --------
                                                      $ 33,065       $ 17,339
                                                      ========       ========

                       ANSWERTHINK CONSULTING GROUP, INC.

6.   BORROWINGS UNDER REVOLVING CREDIT FACILITIES

         The Company has a $20 million revolving credit facility (the "Credit Facility") which expires on November 7, 2000. Borrowings under this Credit Facility bear interest at varying rates, principally LIBOR plus 1.25-2.25%. The Company's obligation under the Credit Facility is unsecured. No borrowings were outstanding under this Credit Facility as of December 31, 1999 and January 1, 1999. The Credit Facility contains, among other things, the maintenance of certain financial covenants such as a minimum level of tangible net worth, maximum leverage ratio, and minimum ratio of earnings to interest expense.

         THINK New Ideas had a $5.0 million line of credit which was paid-off and closed at the time of the merger with AnswerThink. Borrowings under this line of credit accrued interest at a floating rate based on the prime lending rate of the bank and were due and payable (together with interest) on demand. The line of credit was secured by substantially all of the assets of THINK New Ideas and was guaranteed by certain subsidiaries of THINK New Ideas. The total amount outstanding under this line of credit at January 1, 1999 was $1.5 million.

7.   NOTES PAYABLE

         Notes payable consists of notes payable to shareholders and term notes payable to banks as follows (in thousands):

                                                    DECEMBER 31,    JANUARY 1,
                                                        1999           1999
                                                    ------------    ----------
     Notes payable to shareholders                    $  1,896       $  4,706
     Term notes payable to banks                            --            937
                                                      --------       --------
                                                         1,896          5,643
     Less current portion                               (1,896)        (3,319)
                                                      --------       --------
     Long-term portion                                $     --       $  2,324
                                                      ========       ========

         The shareholder notes are payable in March 2000 and bear interest at 8% per annum.

8.   REDEEMABLE SUBORDINATED NOTES

         On June 26, 1998, triSpan received $8.0 million from the issuance of 8% Redeemable Subordinated Notes (the "Subordinated Notes"). In connection with the issuance of the Subordinated Notes, triSpan also issued detachable warrants (which were exercised prior to triSpan's merger with AnswerThink) to purchase 338,011 shares of common stock with an exercise price of $3.86 per share to the holders of the Subordinated Notes. Using the Black-Scholes options-pricing model, the estimated fair value of the warrants was calculated at $3.8 million and was recorded as a reduction in the carrying amount of the Subordinated Notes, with a corresponding increase in shareholders' equity. The Subordinated Notes were repaid when triSpan and AnswerThink merged resulting in an extraordinary loss on early extinguishment of debt, net of taxes, of $2.1 million.

                       ANSWERTHINK CONSULTING GROUP, INC.

9.   LEASE COMMITMENTS

         The Company has operating lease agreements for its premises that expire on various dates through 2009. Rent expense for the years ended December 31, 1999, January 1, 1999 and January 2, 1998, was $5.2 million, $4.3 million and $1.9 million, respectively.

         Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at December 31, 1999 are as follows (in thousands):

                2000                                     $  5,530
                2001                                        5,421
                2002                                        5,349
                2003                                        4,231
                2004                                        3,034
                Thereafter                                  4,253
                                                         --------
                     Total minimum lease payments        $ 27,818
                                                         ========

10.   INCOME TAXES

         The components of the provision for income taxes are as follows (in thousands):

                                                                              YEAR ENDED
                                                              -----------------------------------------
                                                              DECEMBER 31,    JANUARY 1,     JANUARY 2,
                                                                  1999           1999           1998
                                                              ------------    ----------     ----------
     Current tax expense
         Federal                                                $  8,531        $ 1,022        $    --
         State                                                     1,734            519            340
                                                                --------        -------        -------
                                                                  10,265          1,541            340
     Deferred tax benefit
         Federal                                                  (2,184)        (2,385)            --
         State                                                      (479)           (26)            --
                                                                --------        -------        -------
                                                                  (2,663)        (2,411)            --
                                                                --------        -------        -------
     Income taxes                                               $  7,602        $  (870)       $   340
                                                                ========        =======        =======

         A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                                                              YEAR ENDED
                                                              -----------------------------------------
                                                              DECEMBER 31,    JANUARY 1,     JANUARY 2,
                                                                  1999           1999           1998
                                                              ------------    ----------     ----------
     U.S. statutory rate                                          35.0 %        (35.0)%       (35.0)%
     State income taxes, net of Federal income tax benefit         7.5 %          0.7 %         0.9 %
     Stock compensation expense                                     --           35.5 %        19.8 %
     Purchased research and development expense                     --            2.8 %         4.5 %
     Valuation allowance                                          (6.0)%         (8.0)%         7.7 %
     Goodwill amortization                                         8.1 %          0.9 %         1.3 %
     Merger related expenses                                      23.7 %          1.5 %         0.2 %
     Miscellaneous items, net                                      1.8 %          0.2 %         1.5 %
                                                                  ------        -------       -------
     Effective rate                                               70.1 %         (1.4)%         0.9 %
                                                                  ======        =======       =======

                       ANSWERTHINK CONSULTING GROUP, INC.

10.   INCOME TAXES (CONTINUED)

         The components of the net deferred income tax asset are as follows (in thousands):

                                                            DECEMBER 31,    JANUARY 1,
                                                               1999            1999
                                                            ------------    ----------
     Deferred income tax assets
         Purchased research and development technology        $  1,459       $  1,520
         Net operating loss carryforward                         2,466          1,456
         Accrued expenses and other liabilities                  1,789            999
                                                              --------       --------
                                                                 5,714          3,975
         Valuation allowance                                      (202)          (856)
                                                              --------       --------
                                                                 5,512          3,119
     Deferred income tax liabilities
         Depreciation and amortization                            (460)          (624)
         Other items                                              (426)           (84)
                                                              --------       --------
                                                                  (886)          (708)
                                                              --------       --------
     Net deferred income tax asset                            $  4,626       $  2,411
                                                              ========       ========

         A current deferred tax asset of $3.7 million is included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 1999. A long term deferred tax asset of $894,000 and $2.4 million is included in other assets in the consolidated balance sheets as of December 31, 1999 and January 1, 1999, respectively.

         At December 31, 1999 the Company had established a valuation allowance of $202,000 to reduce deferred income tax assets related to state income tax loss carryforwards. As of January 1, 1999, the Company had established a valuation allowance of $856,000 to reduce deferred income tax assets related to the Company's net operating loss carryforward. At December 31, 1999 and January 1, 1999, the Company had $6.2 million and $3.6 million, respectively, of net operating loss carryforwards available.

11.   SHAREHOLDERS' EQUITY

   COMMON STOCK SUBJECT TO VESTING REQUIREMENTS

         As of December 31, 1999 and January 1, 1999, the Company had outstanding common stock totaling 5,411,900 and 9,349,950, respectively, that are subject to certain vesting criteria. AnswerThink sold the shares to its employees at nominal purchase prices per share in connection with AnswerThink's formation in 1997. Each employee executed an employment agreement or a stock agreement with the Company providing for, among other things, the manner in which the shares will vest. In general, a certain percentage of shares will begin to vest upon the second anniversary from the purchase date of such shares and will become fully vested either by the fourth or sixth anniversary from the purchase date so long as the holder remains an employee.

         In addition, certain of AnswerThink's employees and one director purchased 3,520,000 shares of common stock that were subject to performance vesting criteria in connection with AnswerThink's formation in 1997. The Company recorded a charge of approximately $40.8 million during the first quarter of 1998 relating to the accelerated vesting of these shares pursuant to agreements dated as of March 27, 1998 by and among the relevant stockholders, AnswerThink and its Board of Directors. Pursuant to terms of the agreement, vesting was accelerated for 3,320,000 shares in the first quarter of 1998 based on AnswerThink's results through that date and the expected completion of AnswerThink's initial public offering during the second quarter of 1998. The remaining 200,000 shares were cancelled as part of the agreements. There are no additional shares outstanding that are subject to performance criteria for vesting.

                       ANSWERTHINK CONSULTING GROUP, INC.

11.   SHAREHOLDERS' EQUITY (CONTINUED)

         Shares of common stock subject to vesting requirements were issued in connection with certain acquisitions to the employees of those companies. Employees of the acquired companies vest in these shares over periods up to five years. The market value of the stock at the time of grant was recorded as unearned compensation in a separate component of shareholders' equity and amortized as compensation expense ratably over the vesting periods. At December 31, 1999 and January 1, 1999, there were 426,500 shares and 920,350 shares, respectively, of unvested stock issued and outstanding under these agreements.

         In connection with the Initial Public Offering of THINK New Ideas, certain of its stockholders placed an aggregate of 577,500 shares into escrow (the "Escrow Shares") to be released upon THINK New Ideas' attainment of any one of certain performance targets (the "Targets") pursuant to an escrow agreement (the "Escrow Agreement"). Pursuant to the Escrow Agreement, the Escrow Shares were not transferable or assignable, but could be voted by the holders thereof. During April 1998, one of the Targets (a closing price of at least $28.57 per share of common stock for forty consecutive business days from November 1996 to November 1999 as quoted by Nasdaq) was fulfilled and the Escrow Shares were released. THINK New Ideas recorded a non-cash charge to earnings of $21.7 million, equal to the fair market value of the Escrow Shares on April 24, 1998, the date of release.

         In 1998, THINK New Ideas reached a settlement agreement with Scott A. Mednick, its former Chief Executive Officer and Chairman of the Board of Directors. Pursuant to the terms of the agreement, THINK New Ideas agreed to accelerate the exercise dates of Mr. Mednick's options to acquire 42,000 shares of common stock. The acceleration of Mr. Mednick's options resulted in a charge of $1.4 million for the difference between the exercise price of the options and the market value of the underlying common stock on the date of the settlement.

   COMMON STOCK REDEMPTION AGREEMENT

         During May 1998, triSpan entered into a Stock Redemption Agreement (the "Redemption Agreement") with one of triSpan's shareholders (the "Seller"). triSpan redeemed 378,886 shares of its common stock for $2.6 million. In addition, the Seller received a contingent payment of $604,000 in accordance with the terms of the Redemption Agreement, representing a portion of litigation settlement (see Note 14). The total amount paid to the Seller of $3.2 million has been recorded by the Company as a purchase and retirement of common stock.

   SECURITIES PURCHASE AGREEMENT

         In March 1999, THINK New Ideas entered into a Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management, Inc. (the "Purchasers") whereby the Purchasers agreed to purchase (i) shares of common stock, and (ii) warrants to acquire shares of common stock, for an aggregate purchase price of up to $11 million (the "Closing Warrants"). Pursuant to the Securities Purchase Agreement, on March 5, 1999 (the "Initial Closing Date") THINK New Ideas issued, for proceeds of $6 million (i) 609,799 shares of its common stock at $9.84 per share (the "Initial Closing Price"), and (ii) warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76.

         At any time prior to March 5, 2000 the Purchasers have the right but not the obligation to purchase 371,353 additional shares (the "Optional Shares") of common stock at $13.46 per share, calculated as 130% of the market price on the date of the Securities Purchase Agreement, together with warrants (the "Optional Warrants") for 1/5 share for each Optional Share purchased (a maximum of 74,271 warrants) exercisable at an exercise price of 150% of the market price on the date the related Optional Shares are purchased.

                       ANSWERTHINK CONSULTING GROUP, INC.

11.   SHAREHOLDERS' EQUITY (CONTINUED)

   STOCK PLANS

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 750,000 shares are available for purchase under the plan. For plan year 1998, 80,493 shares were issued. For plan year 1999, 89,704 shares were issued and 97,090 shares were due to be issued.

     The Company maintained a Stock Appreciation Right Plan (the "SAR Plan") for triSpan employees until December 30, 1997. The total value of stock appreciation rights granted through December 30, 1997 was $1.5 million based upon the value established under an annual revenue growth formula. Based on vesting schedules, the Company recorded cumulative deferred compensation expense under the SAR Plan of $1.2 million for the year ended January 2, 1998. Effective December 30, 1997, the Company terminated the SAR Plan and replaced it with a stock option plan. In consideration for the obligations due to employees for stock appreciation rights surrendered, the Company issued options to purchase 132,894 shares of common stock at an exercise price and vesting terms identical to the surrendered rights. The $1.2 million liability recorded for the SAR Plan through December 30, 1997 was reclassified to additional paid-in capital. The difference between the $1.2 million SAR Plan liability and the $1.7 million fair market value of the options issued was recorded as additional deferred compensation in the amount of $465,000 for unvested options and compensation expense in the amount of $119,000 for vested options.

     The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over periods ranging from four years to six years with a maximum term of 10 years. The Company has authorized 12,450,000 shares of common stock for option grants.

                       ANSWERTHINK CONSULTING GROUP, INC.

11.   SHAREHOLDERS' EQUITY (CONTINUED)

         The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its option plans. Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock plans the Company's consolidated net income (loss) and net income (loss) per share for the years ended December 31, 1999, January 1, 1999 and January 2, 1998 would have been reduced to the pro forma amounts indicated as follows (in thousands, except per share data):

                                                                                       YEAR ENDED
                                                                       ----------------------------------------
                                                                       DECEMBER 31,    JANUARY 1,    JANUARY 2,
                                                                           1999           1999          1998
                                                                       ------------    ----------    ----------
    Net income (loss)
         As reported                                                      $  1,134     $ (61,414)    $ (39,908)
         Pro forma                                                        $ (7,816)    $ (63,988)    $ (40,653)
    Basic and diluted net income (loss) per common share
         As reported                                                      $   0.03     $   (2.47)    $   (3.46)
         Pro forma                                                        $  (0.22)    $   (2.58)    $   (3.53)

         The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

                                                             YEAR ENDED
                                          -----------------------------------------------
                                          DECEMBER 31,       JANUARY 1,        JANUARY 2,
                                              1999              1999              1998
                                          ------------       ----------        ----------
    Expected volatility                        96%               72%               40%
    Average expected option life             4 years           4 years           4 years
    Risk-free rate                            5.6%              5.7%              6.1%
    Dividend yield                              0%                0%                0%

         Stock option activity under the Company's stock option plans is summarized as follows:

                                                                          YEAR ENDED
                                         -----------------------------------------------------------------------------
                                            DECEMBER 31, 1999           JANUARY 1, 1999            JANUARY 2, 1998
                                         -------------------------  -------------------------  -----------------------
                                                        WEIGHTED                   WEIGHTED                    WEIGHTED
                                                         AVERAGE                    AVERAGE                     AVERAGE
                                            OPTION      EXERCISE        OPTION     EXERCISE        OPTION      EXERCISE
                                            SHARES        PRICE         SHARES       PRICE         SHARES        PRICE
                                         ------------- ---------    ------------- -----------  -------------- ---------
    Outstanding at beginning of year      4,511,096      $ 12.31       2,174,604    $ 7.47         796,457      $ 5.67
        Granted                           4,772,630        20.02       3,097,622     14.84       2,012,018       11.63
        Exercised                          (644,974)        8.90         (94,376)     6.30        (127,199)       5.81
        Canceled                         (1,287,217)       18.30        (666,754)     9.11        (252,774)       6.83
                                         ------------- -----------  ------------- -----------  -------------- ----------
    Outstanding at end of year            7,351,535      $ 16.58       4,511,096    $12.31       2,428,502      $10.48
                                         ============= ===========  ============= ===========  ============== ==========
    Weighted average fair value of
       options granted during the
       period                            $    13.97                   $     7.85                $     3.53
                                         -------------              -------------              --------------

         Options outstanding and the weighted average exercise price at the beginning of the year ended January 1, 1999 do not agree to the ending balances for the year ended January 2, 1998 due to the different accounting period used by THINK New Ideas (see Note 1).

                       ANSWERTHINK CONSULTING GROUP, INC.

11.   SHAREHOLDERS' EQUITY (CONTINUED)

         The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                           ------------------------------------------------------  ------------------------------------
                                             WEIGHTED AVERAGE
                                                REMAINING
      RANGE OF EXERCISE        NUMBER          CONTRACTUAL      WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
           PRICES            OUTSTANDING       LIFE (YEARS)      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
     --------------------  ----------------  -----------------  -----------------  ----------------  ------------------
        $1.16 - $2.50             644,109          7.9                  $  2.48           162,131            $   2.46
        $4.66 - $6.00             509,642          7.7                  $  5.73           209,821            $   5.53
        $7.08 - $10.46            885,902          9.1                  $  9.40            41,126            $   8.96
       $10.67 - $16.00          1,451,293          9.3                  $ 11.47            51,957            $  13.42
       $16.50 - $24.73          1,789,281          9.2                  $ 18.99           141,835            $  17.14
       $25.25 - $34.25          2,071,308          9.2                  $ 28.20           110,526            $  27.73
                           ----------------  -----------------  -----------------  ----------------  ------------------
                                7,351,535          9.0                  $ 16.58           717,396            $  11.32
                           ================  =================  =================  ================  ==================

12.   CONVERTIBLE PREFERRED STOCK

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

         On March 5, 1998, the Company issued 16,666 shares of Class B Convertible Preferred Stock with a liquidation value of $30.00 per share at a price of $30.00 per share. Each share of Class B Convertible Preferred Stock was convertible into four shares of common stock. The Class B Convertible Preferred Stock contained the same redemption provisions as the Class A Convertible Preferred Stock. To the extent not redeemed or converted, remaining shares of the Class A Convertible Preferred Stock would have been redeemed at their liquidation value on April 22, 2004.

         In May 1998, 1,790,026 shares (the entire outstanding amount) of the Company's Convertible Preferred Stock totaling $11.1 million were converted on a four-for-one basis into 7,160,104 shares of common stock, pursuant to the original terms.

13.   SETTLEMENT COSTS

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

         Settlement costs incurred during the year ended January 2, 1998 consist primarily of payments to certain key executives and certain other management employees of the Company relating to the obligations assumed by the Company for compensation earned during the period from December 1, 1996 to April 23, 1997 by such employees and legal fees incurred in connection with the litigation.

                       ANSWERTHINK CONSULTING GROUP, INC.

14.   LITIGATION

         In July 1998, the Company settled litigation in which they were the plaintiffs in a lawsuit over tradename infringement. Pursuant to the settlement agreement, the Company received $2.5 million in cash.

         On September 25, 1998, Michael R. Farrell, a shareholder of THINK New Ideas, filed a class action suit, Farrell v. THINK New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against THINK New Ideas, Ronald Bloom, a former officer of THINK New Ideas and currently a member of the Company's Board of Directors, Melvin Epstein and Scott Mednick, (both former officers of THINK New Ideas). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of THINK New Ideas' common stock in the class period from November 14, 1997, through September 21, 1998.

         On various dates in October 1998, six additional class action suits were filed in the same court against the same parties by six different individuals, each representing a class of purchasers of THINK New Ideas' common stock. All seven of these lawsuits were transferred to Judge Sidney H. Stein of the United States District Court for the Southern District of New York and consolidated by order of the court dated December 15, 1998 into one action titled In Re: THINK New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

         Pursuant to an order of the court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "Consolidated Complaint"). The Consolidated Complaint supercedes all prior complaints in all of the cases and serves as the operative complaint in the consolidated class action. The Consolidated Complaint was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The Consolidated Complaint contains substantially similar allegations as the complaint filed by Farrell, including that THINK New Ideas and certain of its current and former officers and directors disseminated materially false and misleading information about THINK New Ideas' financial position and results of operations through certain public statements and in certain documents filed by THINK New Ideas with the Securities and Exchange Commission; that these statements and documents caused the market price of THINK New Ideas' common stock to be artificially inflated; that the plaintiffs purchased shares of common stock at such artificially inflated prices and, as a consequence of such purchases suffered damages. The relief sought in the Consolidated Complaint is unspecified, but includes a plea for compensatory damages and interest, punitive damages, reasonable costs and expenses, including attorneys' fees and expert fees and such other relief as the court deems just and proper.

         This lawsuit became the Company's responsibility upon the merger of AnswerThink and THINK New Ideas. Management believes that the Company has meritorious defenses to the Consolidated Complaint and intends to contest it vigorously. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds. The plaintiffs filed a motion in opposition. The motion is currently pending before the court. The court has not yet determined whether oral arguments will be heard. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

         The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operations of the Company.

15.   RESTRUCTURING COSTS

         As part of THINK New Ideas' strategic focus on providing interactive marketing and business solutions, in April 1998, THINK New Ideas formalized a decision to dispose of its traditional graphic design departments. THINK New Ideas recorded a charge of $921,000 in order to reflect the costs to dispose of the graphic design departments.

                       ANSWERTHINK CONSULTING GROUP, INC.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 1999 and January 1, 1999 (in thousands, except per share data):

                                                                                      QUARTER ENDED
                                                               -------------------------------------------------------------
                                                                 APRIL 2,         JULY 2,       OCTOBER 1,    DECEMBER 31,
                                                                   1999            1999            1999           1999
                                                               --------------  --------------  -------------- --------------
Net revenues                                                      $  57,632       $  62,738       $  69,038      $  71,052
Income (loss) from operations                                         1,416           3,375           7,187         (1,410)
Income (loss) before income taxes and extraordinary loss              1,358           3,498           7,231         (1,238)
Net income (loss) before extraordinary loss                            (722)          2,080           4,339         (2,450)
Net income (loss)                                                    (2,835)          2,080           4,339         (2,450)

Basic net income (loss) per common share                          $   (0.09)      $    0.06       $    0.12      $   (0.07)

Diluted net income (loss) per common share                        $   (0.09)      $    0.05       $    0.10      $   (0.07)

                                                                                      QUARTER ENDED
                                                               -------------------------------------------------------------
                                                                 APRIL 3,         JULY 3,       OCTOBER 2,     JANUARY 1,
                                                                   1998            1998            1998           1999
                                                               --------------  --------------  -------------- --------------
Net revenues                                                      $  33,806       $  42,116       $  42,711      $  48,884
Income (loss) from operations                                       (38,971)        (26,419)            271            966
Income (loss) before income taxes                                   (39,208)        (26,625)          2,716            833
Net income (loss)                                                   (39,280)        (26,779)          2,696          1,949

Basic net income (loss) per common share                          $   (2.57)      $   (1.15)      $    0.09      $    0.06

Diluted net income (loss) per common share                        $   (2.57)      $   (1.15)      $    0.07      $    0.05

         Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information is incorporated herein by reference to the Company's definitive 2000 Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Form:

1.       Exhibits: See Index to Exhibits on page 47.

         The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

2.       Financial Statement Schedules.

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of AnswerThink or notes thereto.

(b)      Reports on Form 8-K:

         On November 18, 1999 we filed a Current Report on Form 8-K dated November 5, 1999, announcing under Item 2 (Acquisition or Disposition of Assets) that we had merged with THINK New Ideas, Inc., a Delaware corporation ("THINK New Ideas"), engaged in the business of marketing, communications and technology consulting. The merger was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 24, 1999, by and among AnswerThink, THINK New Ideas, and Darwin Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of AnswerThink. In accordance with the provisions of the Merger Agreement, the merger was effected on a stock-for-stock basis in a tax-free exchange and was accounted for as a pooling of interests under generally accepted accounting principles and the rules and regulations of the SEC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 9th day of March, 2000.

                                 ANSWERTHINK CONSULTING GROUP, INC.

                                 By:    /s/  Ted A. Fernandez
                                        ----------------------------------------
                                        Ted A. Fernandez
                                          President, Chief Executive Officer and
                                              Director

         Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

            SIGNATURES                                   TITLE                                   DATE
            ----------                                   -----                                   ----
/s/  Ted A. Fernandez              Chief Executive Officer and Chairman (Principal         March 9, 2000
---------------------------        Executive Officer)
     Ted A. Fernandez

/s/  John F. Brennan               Executive Vice President, Finance and Chief Financial   March 9, 2000
---------------------------        Officer (Principal Financial and Accounting Officer)
     John F. Brennan

/s/  Allan R. Frank                President and Director                                  March 9, 2000
---------------------------
     Allan R. Frank

/s/  Ulysses S. Knotts, III        Executive Vice President, Chief Sales and Marketing     March 9, 2000
---------------------------        Officer and Director
     Ulysses S. Knotts, III

/s/  Fernando Montero              Director                                                March 9, 2000
---------------------------
     Fernando Montero

/s/  Edmund R. Miller              Director                                                March 9, 2000
---------------------------
     Edmund R. Miller

                                   Director
---------------------------
     Bruce Rauner

                                   Director
---------------------------
     William C. Kessinger


/s/  Robert Bahash                 Director                                                March 9, 2000
---------------------------
     Robert Bahash

/s/  Jeffrey Keisling              Director                                                March 9, 2000
---------------------------
     Jeffrey Keisling

/s/  Alan Wix                      Director                                                March 9, 2000
---------------------------
     Alan Wix


                                INDEX TO EXHIBITS


EXHIBIT
  NO.                               EXHIBIT DESCRIPTION
3.1*              Second Amended and Restated Articles of Incorporation of the Registrant
3.2*              Form of Amended and Restated Bylaws of the Registrant
9.1*              Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group,
                  Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto
9.2*              Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3*              Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement
9.4*              Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller
10.1*             Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.2*             Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR
                  V, GTCR Associates and Miller Capital
10.3*             Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4*             Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the
                  Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC,
                  Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein
10.5*             Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the
                  Registrant and the eight former shareholders of RTI
10.6*             Revolving Credit Agreement dated as of November 7, 1997 among the Registrant, RTI and all of the shareholders of RTI
10.7*             Registrant's 1998 Stock Option and Incentive Plan
10.8*             Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of
                  Messrs. Fernandez, Frank and Knotts
10.9*             Senior Management Agreement dated April 23, 1997 between the Registrant and Mr. Miller
10.10*            Form of Employment Agreement to be entered into between the Registrant and each of Messers.
                  Fernandez, Frank and Knotts
10.11*            Confidential Settlement Agreement dated as of May 21, 1998 KPMG Peat Marweick LLP, on the one hand, and the Registrant, certain officers and employees of the Registrant, Mr. Miller and
                  Miller Capital, on the other
10.12*            Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the
                  Registrant, GTCR V, MG, Gator and Tara
10.13*            Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.14*            First Amendment to Revolving Credit Agreement dated as of April 3, 1998, by and among the
                  Registrant, BankBoston, N.A. and certain other lenders party thereto and BankBoston, N.A. as agent
10.15*            Second Amendment to Revolving Credit Agreement dated as of May 20, 1998 by and among the
                  Registrant, BankBoston, N.A. and certain other lenders party thereto and BankBoston, N.A. as agent
10.16*            Third Amendment to Revolving Credit Agreement dated as of November 24, 1998 by and among the
                  Registrant, BankBoston, N.A. and certain other lenders party thereto and BankBoston, N.A. as agent
10.17*            Form of Termination of Senior Management Agreement by and among the Registrant, Mr. Miller and the Board of Directors
10.18*            Form of Second Amendment to Certain Senior Management Agreements among the Company, the Board of Directors and each of Messrs. Fernandez, Frank and Knotts
10.19**           AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.20***          Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.21***          Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.22***          Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.23***          Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan


10.24+            Agreement and Plan of Merger dated as of June 24, 1999 by and among THINK New Ideas, Inc.,
                  AnswerThink Consulting Group, Inc. and Darwin Acquisition Corp.
10.25+            Company Voting Agreement dated as of June 24, 1999 by and among AnswerThink Consulting Group,
                  Inc., Darwin Acquisition  Corp. and the Stockholders of THINK New Ideas, Inc.
10.26+            Acquiror Voting Agreement dated as of June 24, 1999 by and among, THINK New Ideas, Inc., and the Stockholders of AnswerThink Consulting Group, Inc.
10.27+            Stock Option Agreement dated as of June 24, 1999 between THINK New Ideas, Inc. and
                  AnswerThink Consulting Group, Inc.
10.28++           Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures
                  International and Marshall Capital Management, Inc.
10.29++           Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc.,
                  Capital Ventures International and Marshall Capital Management, Inc.
10.30+++          Employment Agreement between THINK New Ideas, Inc. and Ron Bloom
10.31+++          Amendment to Ron Bloom Employment Agreement, dated October 28, 1996
10.32++++         Amendment to Ron Bloom Employment Agreement, dated October 23, 1997
10.33+++++        Letter Amendment to the Employment Agreement of Ronald Bloom, dated May 24, 1999
21.1              Subsidiaries of the Registrant
23.1              Consent of PricewaterhouseCoopers LLP
23.1.1            Consent of PricewaterhouseCoopers LLP
23.1.2            Consent of PricewaterhouseCoopers LLP
23.1.3            Consent of PricewaterhouseCoopers LLP
23.2              Consent of Ernst & Young LLP
23.2.1            Consent of Ernst & Young LLP
23.2.2            Consent of Ernst & Young LLP
23.2.3            Consent of Ernst & Young LLP
23.3              Consent of Arthur Andersen LLP
27.1              Financial Data Schedule
27.2              Restated Financial Data Schedule

*      Incorporated by reference from the Company's Registration Statement on Form S-1 (333-48123).
**     Incorporated by reference from the Company's Registration Statement on Form S-8 (333-69951).
***    Incorporated by reference from the Company's Form 10-K for the year ended January 1, 1999.
+      Incorporated by reference from the Company's Form 8-K filed July 1, 1999.
++     Incorporated by reference from THINK New Ideas, Inc.'s Form 8-K dated March 12, 1999.
+++    Incorporated by reference from THINK New Ideas, Inc.'s Registration Statement on Form SB-2 dated
       September 26, 1996.
++++   Incorporated by reference from THINK New Ideas, Inc.'s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.
+++++  Incorporated by reference from THINK New Ideas, Inc.'s Form 10-K for the year ended June 30, 1999.