Form 10-Q
period 2000-03-31
ANSWERTHINK CONSULTING GROUP INC
filed 2000-05-15
CIK 1057379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

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

     As of March 31, 2000, there were 43,794,478 shares of common stock outstanding.

================================================================================

                       ANSWERTHINK CONSULTING GROUP, INC.

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                   3

    Consolidated Statements of Operations for the Quarter ended March 31, 2000 and
       April 2, 1999                                                                         4

    Consolidated Statements of Cash Flows for the Quarter ended March 31, 2000 and
       April 2, 1999                                                                         5

    Notes to Consolidated Financial Statements                                               6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                           8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        10

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                 11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                  11

SIGNATURES                                                                                  12

EXHIBIT INDEX                                                                               13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANSWERTHINK CONSULTING GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                    2000           1999
                                                                                 ---------     ------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  23,760      $  27,124
   Short-term investments                                                              912          2,432
   Accounts receivable and unbilled revenue, net                                    80,901         72,655
   Other receivables                                                                 4,595          5,340
   Prepaid expenses and other current assets                                         8,514          8,058
                                                                                 ---------      ---------
      Total current assets                                                         118,682        115,609

Property and equipment, net                                                         11,876         11,191
Other assets                                                                         3,484          3,362
Goodwill, net                                                                       80,587         70,551
                                                                                 ---------      ---------
      Total assets                                                               $ 214,629      $ 200,713
                                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $  13,397      $   8,982
   Accrued expenses and other liabilities                                           26,801         33,065
   Media payable                                                                    10,169         16,500
   Current portion of notes payable                                                    896          1,896
                                                                                 ---------      ---------
      Total current liabilities                                                     51,263         60,443

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                        --             --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  43,794,478 shares at March 31, 2000; 42,731,976 shares at
     December 31, 1999                                                                  44             43
   Additional paid-in capital                                                      237,508        219,884
   Unearned compensation                                                              (699)          (815)
   Accumulated deficit                                                             (73,487)       (78,842)
                                                                                 ---------      ---------
      Total shareholders' equity                                                   163,366        140,270
                                                                                 ---------      ---------
      Total liabilities and shareholders' equity                                 $ 214,629      $ 200,713
                                                                                 =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                             -------------------------------
                                                                             MARCH 31, 2000    APRIL 2, 1999
                                                                             --------------    -------------
Net revenues                                                                    $ 76,297         $ 57,632
Costs and expenses:
   Project personnel and expenses                                                 44,954           34,193
   Selling, general and administrative expenses                                   22,538           19,523
   Merger related expenses                                                            --            2,500
                                                                                --------         --------
      Total costs and operating expenses                                          67,492           56,216
                                                                                --------         --------
   Income from operations                                                          8,805            1,416
Other income (expense):
   Interest income                                                                   359              291
   Interest expense                                                                  (87)            (349)
                                                                                --------         --------
Income before income taxes and extraordinary loss                                  9,077            1,358
Income taxes                                                                       3,722            2,080
                                                                                --------         --------
Income (loss) before extraordinary loss                                            5,355             (722)
Extraordinary loss on early extinguishment of debt (net of taxes of $1,408)           --            2,113
                                                                                --------         --------
Net income (loss)                                                               $  5,355         $ (2,835)
                                                                                ========         ========
Basic net income (loss) per common share:
   Income (loss) before extraordinary loss                                      $   0.14         $  (0.02)
   Extraordinary loss on early extinguishment of debt                           $     --         $  (0.07)
   Net income (loss) per common share                                           $   0.14         $  (0.09)

Weighted average common shares outstanding                                        37,818           31,337

Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss                                      $   0.12         $  (0.02)
   Extraordinary loss on early extinguishment of debt                           $     --         $  (0.07)
   Net income (loss) per common share                                           $   0.12         $  (0.09)

Weighted average common and common equivalent shares outstanding                  45,055           31,337

         The accompanying notes are an integral part of the consolidated financial statements.

                       ANSWERTHINK CONSULTING GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         QUARTER ENDED
                                                                                -------------------------------
                                                                                MARCH 31, 2000    APRIL 2, 1999
                                                                                --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $  5,355         $ (2,835)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary loss on early extinguishment of debt                                  --            2,113
     Depreciation and amortization                                                    2,882            2,182
     Deferred income taxes                                                             (454)             600
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                            (8,246)          (7,180)
     Decrease in other receivables                                                      746            3,391
     Decrease (increase) in prepaid expenses and other current and
       non-current assets                                                              (267)              13
     Increase (decrease) in accounts payable                                          4,415           (2,686)
     Increase (decrease) in accrued expenses and other liabilities                   (6,264)             543
     Decrease in media payable                                                       (6,331)          (1,878)
                                                                                   --------         --------
         Net cash used in operating activities                                       (8,164)          (5,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (1,935)          (1,041)
   Purchases of short-term investments                                                 (500)              --
   Sales and redemptions of short-term investments                                    2,020            1,000
   Cash used in acquisition of businesses, net of cash acquired                      (4,317)          (2,384)
                                                                                   --------         --------
         Net cash used in investing activities                                       (4,732)          (2,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                            10,532            7,967
   Proceeds from revolving credit facility                                               --              402
   Repayment of revolving credit facility                                                --             (935)
   Repayment of notes payable                                                        (1,000)          (3,448)
   Repayment of redeemable subordinated notes                                            --           (8,000)
                                                                                   --------         --------
         Net cash provided by (used in) financing activities                          9,532           (4,014)
                                                                                   --------         --------
Net decrease in cash and cash equivalents                                            (3,364)         (12,176)
Cash and cash equivalents at beginning of period                                     27,124           36,931
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $ 23,760         $ 24,755
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

                       ANSWERTHINK CONSULTING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The consolidated financial statements of AnswerThink Consulting Group, Inc. ("answerTHINK" or the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. answerTHINK merged with THINK New Ideas, Inc. ("THINK New Ideas") in November 1999. The merger with THINK New Ideas was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of THINK New Ideas.

         In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         Income (loss) per common share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended March 31, 2000, potentially dilutive securities included 5,345,129 shares of unvested common stock issued under employment agreements and 1,892,218 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method. Potentially dilutive shares were exlcuded from the diluted loss per share calculation for the quarter ended April 2, 1999 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter. Potentially dilutive shares which were not included in the diluted loss per share calculations for the quarter ended April 2, 1999 include 9,275,499 shares of unvested common stock issued under employment agreements and 1,955,841 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method.

                       ANSWERTHINK CONSULTING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.   ACQUISITIONS AND NON-CASH INVESTING ACTIVITIES

         During the three year period ended December 31, 1999, the Company acquired thirteen businesses providing information-technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions accounted for as purchase business combinations. Seven of these acquisitions were completed in 1997, two were completed in 1998 and four were completed in 1999. During the quarter ended March 31, 2000, the Company paid additional contingent consideration consisting of shares and cash of approximately $11.4 million, based on certain of the Acquired Entities achieving certain performance targets through March 31, 2000, under the respective acquisition agreements. Such contingent consideration was recorded as additional goodwill.

4.   INCOME TAXES

         The Company's effective tax rate for the first quarter of 2000 was 41% compared to an effective tax rate of 153% for the first quarter of 1999. The high effective tax rate in the first quarter of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan, Inc. as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999.

5.   SECURITIES PURCHASE AGREEMENT

         In March 1999, THINK New Ideas entered into a Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management, Inc. (the "Purchasers") whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock for an aggregate purchase price of up to $11 million. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6.0 million, 609,799 shares of its common stock at $9.84 per share and warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76.

         At any time prior to March 5, 2000, the Purchasers had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94.

6.   LITIGATION

         In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The suit was previously described in the Company's Form 10-K for the year ended December 31, 1999. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds and the plaintiffs filed a motion in opposition. On March 15, 2000, the motion to dismiss the Consolidated Complaint was granted. The court order granting the motion allowed the plaintiffs the option to file an amended complaint, and the plaintiffs filed an amended complaint on April 14, 2000.

         The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operation of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include our ability to attract additional business, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-1 (Registration Form 333-48123) and updated in our Registration Statement on Form S-3 (Registration Form 333-32342).

OVERVIEW

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

         In November 1999, answerTHINK merged with THINK New Ideas, Inc. ("THINK New Ideas"), a provider of interactive marketing, branding and creative web site development services. The merger with THINK New Ideas was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of THINK New Ideas.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

(DOLLARS IN THOUSANDS)                                                            QUARTER ENDED
                                                                        ----------------------------------
                                                                        MARCH 31, 2000     APRIL 2, 1999
                                                                        ----------------  ----------------
Net revenues                                                            $76,297   100.0%  $57,632  100.0%
Costs and expenses:
   Project personnel and expenses                                        44,954    58.9%   34,193   59.3%
   Selling, general and administrative expenses                          22,538    29.6%   19,523   33.9%
   Merger related expenses                                                   --      --     2,500    4.3%
                                                                        ----------------  ----------------
      Total costs and operating expenses                                 67,492    88.5%   56,216   97.5%
                                                                        ----------------  ----------------
Income  from operations                                                   8,805    11.5%    1,416    2.5%
Other income (expense):
   Interest income (expense), net                                           272     0.4%      (58)  (0.1%)
                                                                        ----------------  ----------------
Income before income taxes and extraordinary loss                         9,077    11.9%    1,358    2.4%
Income taxes                                                              3,722     4.9%    2,080    3.6%
                                                                        ----------------  ----------------
Income (loss) before extraordinary loss                                   5,355     7.0%     (722)  (1.2%)
Extraordinary loss on early extinguishment of debt (net of taxes
   of $1,408)                                                                --      --     2,113    3.7%
                                                                        ----------------  ----------------
      Net income (loss)                                                 $ 5,355     7.0%  $(2,835)  (4.9%)
                                                                        ================  ================

         NET REVENUES. Net revenues for the quarter ended March 31, 2000 increased by $18.7 million or 32.4% over the comparative quarter of 1999. The increase in net revenues was primarily attributable to an increase in the average size of our engagements and to the companies we acquired.

         PROJECT PERSONNEL AND EXPENSES. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel and expenses increased 31.5% to $45.0 million for the first quarter of 2000 from $34.2 million in the comparative of 1999. The increase in project personnel and expenses was primarily due to an increase in the number of our consultants resulting from both internal hiring and acquisitions. Project personnel and expenses as a percentage of net revenues were comparable between the first quarter of 2000 and the first quarter of 1999 at 58.9% and 59.3%, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 15.4% to $22.5 million in the first quarter of 2000 from $19.5 million in the first quarter of 1999. The increase in selling, general and administrative expenses primarily related to an increase in selling costs related to the higher sales volume and additional amortization expense associated with our 1999 acquisitions and additional contingent consideration paid for business acquisitions. Selling, general and administrative expenses as a percentage of net revenues decreased to 29.6% in the first quarter of 2000 from 33.9% in the comparative quarter of 1999. This decrease was primarily attributable to the higher revenue levels during 2000 as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

         MERGER RELATED EXPENSES. Merger related expenses were $2.5 million for the quarter ended April 2, 1999. These expenses related primarily to our merger with triSpan, Inc. ("triSpan") in February 1999, which was accounted for as a pooling-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

         INTEREST INCOME (EXPENSE), NET. Net interest income totaled $272,000 in the quarter ended March 31, 2000 compared to $58,000 of net interest expense in the comparative quarter of 1999. Interest expense was higher in the first quarter of 1999 as a result of the subordinated notes and other notes payable, assumed in connection with the triSpan merger, that were repaid immediately after our merger with triSpan on February 26, 1999.

         INCOME TAXES. Our effective tax rate for the first quarter of 2000 was 41% compared to an effective tax rate of 153% for the first quarter of 1999. The high effective tax rate in the first quarter of 1999 was the result of incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999.

         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. The extraordinary loss on early extinguishment of debt was a result of the repayment of subordinated notes in the first quarter of 1999 that were assumed in connection with our triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following our merger with triSpan, we repaid these notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         answerTHINK has primarily funded its operations with cash flow generated from operations and the proceeds from its initial public offering. In addition, we have a revolving credit facility for $20.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a minimum level of tangible net worth, maximum leverage ratio, and minimum ratio of earnings to interest expense. At March 31, 2000, we had no borrowings under this credit facility. At March 31, 2000, we had approximately $24.7 million in cash, cash equivalents and short-term investments compared to $29.6 million at December 31, 1999.

         Net cash used in operating activities was $8.2 million for the quarter ended March 31, 2000 compared to $5.7 million used during the comparable period of 1999. During the quarter ended March 31, 2000, net cash used in operating activities was primarily attributable to an $8.2 million increase in accounts receivable and unbilled revenue, a $6.3 million decrease in accrued expenses and other liabilities and a $6.3 million decrease in media payable, partially offset by our operating income and a $4.4 million increase in accounts payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customer's media campaigns. During the quarter ended April 2, 1999, net cash used in operating activities was primarily attributable to increases in accounts receivable and unbilled revenue, and decreases in accounts payable and media payable, which were partially offset by our net income, excluding the effects of non-cash charges, and decreases in other receivables and prepaid expenses and other current and non-current assets.

         Net cash used in investing activities was $4.7 million for the quarter ended March 31, 2000 compared to $2.4 million used during the comparative quarter of 1999. The use of cash for investing activities in 2000 was primarily attributable to $4.3 million of additional contingent consideration paid for certain prior acquisitions and $1.9 million of purchases of property and equipment, offset by net sales and redemptions of short-term investments of $1.5 million. In the comparable quarter of 1999, the primary uses of investing activities were $2.4 million used in the acquisition of businesses and $1 million used for the purchase of property and equipment, offset by sales and redemptions of short-term investments of $1.0 million.

         Net cash provided by financing activities was $9.5 million for the quarter ended March 31, 2000 compared to $4.0 million used in financing activities during the comparable quarter of 1999. The primary source of cash from financing activities during the quarter ended March 31, 2000 was $10.5 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants and the employee stock purchase plan. This was offset by a repayment of $1.0 million of notes payable. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes, which were assumed in connection with the triSpan merger, as well as the repayment of other notes payable totaling $3.4 million, partially offset by the sale of common stock as a result of the employee stock purchase plan and exercises of stock options.

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

YEAR 2000

         The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). As of the date of this filing, our systems have functioned properly with respect to dates starting in the Year 2000 and, to date, our clients have not informed us of any Year 2000 problems associated with the solutions we developed for them. However, we may incur significant costs if unanticipated internal or external Year 2000 compliance problems arise. The cost associated with these unanticipated problems, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The suit was previously described in answerTHINK's Form 10-K for the year ended December 31, 1999. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds and the plaintiffs filed a motion in opposition. On March 15, 2000, the motion to dismiss the Consolidated Complaint was granted. The court order granting the motion allowed the plaintiffs the option to file an amended complaint, and the plaintiffs filed an amended complaint on April 14, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                 NUMBER                EXHIBIT
                 ------                -------
                 27.1                  Financial Data Schedule

(B)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by answerTHINK during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANSWERTHINK CONSULTING GROUP, INC.

   Date:  May 15, 2000               By:    /s/ John F. Brennan
                                          -------------------------------------
                                          John F. Brennan
                                            Executive Vice President and Chief
                                                Financial Officer

                                  EXHIBIT INDEX

          NUMBER  EXHIBIT
          ------  -------
            27.1  Financial Data Schedule