Form 10-Q
period 2000-06-30
ANSWERTHINK INC
filed 2000-08-14
CIK 1057379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________

                         Commission File Number 0-24343

                                answerthink, inc.
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

                       AnswerThink Consulting Group, Inc.
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 30, 2000, there were 43,775,384 shares of common stock outstanding.

================================================================================
                                answerthink, inc.

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

Item 1.   Financial Statements

    Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                        3

    Consolidated Statements of Operations for the Quarter ended June 30, 2000 and July 2, 1999 and for the Six Months Ended June 30, 2000 and July 2,
       1999                                                                                      4

    Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and
       July 2, 1999                                                                              5

    Notes to Consolidated Financial Statements                                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            12

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings                                                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                                   13

Item 6.   Exhibits and Reports on Form 8-K                                                      14


SIGNATURES                                                                                      15


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                answerthink, inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    June 30,       December 31,
                                                                                      2000              1999
                                                                                 ---------------   ----------------
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $     23,342     $      27,124
   Short-term investments                                                                   --              2,432
   Accounts receivable and unbilled revenue, net                                         81,330            72,655
   Other receivables                                                                      8,002             5,340
   Prepaid expenses and other current assets                                              9,094             8,058
                                                                                 ---------------   ----------------
      Total current assets                                                              121,768           115,609

Property and equipment, net                                                              12,515            11,191
Other assets                                                                              4,146             3,362
Goodwill, net                                                                            79,110            70,551
                                                                                 ---------------   ----------------
      Total assets                                                                 $    217,539     $     200,713
                                                                                 ===============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $      6,962     $       8,982
   Accrued expenses and other liabilities                                                29,993            33,065
   Media payable                                                                         10,336            16,500
   Current portion of notes payable                                                         750             1,896
                                                                                 ---------------   ----------------
      Total current liabilities                                                          48,041            60,443

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                            --                --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  43,775,384 shares at June 30, 2000; 42,731,976 shares at
     December 31, 1999                                                                       44                43
   Additional paid-in capital                                                           236,551           219,884
   Unearned compensation                                                                   (581)             (815)
   Accumulated deficit                                                                  (66,516)          (78,842)
                                                                                 ---------------   ----------------
      Total shareholders' equity                                                        169,498           140,270
                                                                                 ---------------   ----------------
      Total liabilities and shareholders' equity                                   $    217,539     $     200,713
                                                                                 ===============   ================


         The accompanying notes are an integral part of the consolidated financial statements.

                                answerthink, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Quarter Ended               Six Months Ended
                                                               ------------------------      ------------------------
                                                                 June 30,       July 2,       June 30,        July 2,
                                                                   2000          1999           2000           1999
                                                               ---------      ---------      ---------      ---------
Net revenues                                                   $  81,729      $  62,738      $ 158,026      $ 120,370
Costs and expenses:
   Project personnel and expenses                                 46,951         37,498         91,905         71,691
   Selling, general and administrative expenses                   24,980         20,876         47,518         40,399
   Merger related expenses                                            --             --             --          2,500
   Impairment of capitalized software                                 --            989             --            989
                                                               ---------      ---------      ---------      ---------
      Total costs and operating expenses                          71,931         59,363        139,423        115,579
                                                               ---------      ---------      ---------      ---------
   Income from operations                                          9,798          3,375         18,603          4,791
Other income (expense):
   Litigation settlement                                           1,850             --          1,850             --
   Interest income                                                   237            189            596            480
   Interest expense                                                  (70)           (66)          (157)          (415)
                                                               ---------      ---------      ---------      ---------
Income before income taxes and extraordinary loss                 11,815          3,498         20,892          4,856
Income taxes                                                       4,844          1,418          8,566          3,498
                                                               ---------      ---------      ---------      ---------
Income before extraordinary loss                                   6,971          2,080         12,326          1,358
Extraordinary loss on early extinguishment of debt (net of
   taxes of $1,408)                                                   --             --             --          2,113
                                                               ---------      ---------      ---------      ---------
Net income (loss)                                              $   6,971      $   2,080      $  12,326      $    (755)
                                                               =========      =========      =========      =========


Basic net income (loss) per common share:

   Income before extraordinary loss                            $    0.17      $    0.06      $    0.32      $    0.04
   Extraordinary loss on early extinguishment of debt          $      --      $      --      $      --      $   (0.06)
   Net income (loss) per common share                          $    0.17      $    0.06      $    0.32      $   (0.02)

Weighted average common shares outstanding                        39,982         35,269         38,900         33,303

Diluted net income (loss) per common share:

   Income before extraordinary loss                            $    0.16      $    0.05      $    0.27      $    0.04
   Extraordinary loss on early extinguishment of debt          $      --      $      --      $      --      $   (0.06)
   Net income (loss) per common share                          $    0.16      $    0.05      $    0.27      $   (0.02)

Weighted average common and common equivalent shares
   outstanding                                                    44,742         42,482         44,899         33,303


         The accompanying notes are an integral part of the consolidated financial statements.

                                answerthink, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   Six Months Ended
                                                                                ----------------------
                                                                                June 30,       July 2,
                                                                                  2000          1999
                                                                                --------      --------
Cash flows from operating activities:
   Net income (loss)                                                            $ 12,326      $   (755)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary loss on early extinguishment of debt                               --         2,113
     Gain on litigation settlement                                                (1,850)           --
     Depreciation and amortization                                                 6,006         4,737
     Deferred income taxes                                                         1,045           600
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                         (9,924)      (12,970)
     Increase in other receivables                                                (2,662)       (7,649)
     Decrease (increase) in prepaid expenses and other current and
       non-current assets                                                         (1,906)        2,042
     Decrease in accounts payable                                                 (2,020)       (5,759)
     Increase (decrease) in accrued expenses and other liabilities                (3,250)          684
     Increase (decrease) in media payable                                         (6,164)       11,128
                                                                                --------      --------
         Net cash used in operating activities                                    (8,399)       (5,829)

Cash flows from investing activities:
   Purchases of property and equipment                                            (3,957)       (2,320)
   Purchases of short-term investments                                              (500)         (500)
   Sales and redemptions of short-term investments                                 2,932         1,000
   Cash used in acquisition of businesses, net of cash acquired                   (4,317)       (5,880)
                                                                                --------      --------
         Net cash used in investing activities                                    (5,842)       (7,700)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                         11,459         8,485
   Proceeds from revolving credit facility                                            --           402
   Repayment of revolving credit facility                                             --        (1,015)
   Repayment of notes payable                                                     (1,000)       (3,448)
   Repayment of redeemable subordinated notes                                         --        (8,000)
                                                                                --------      --------
         Net cash provided by (used in) financing activities                      10,459        (3,576)
                                                                                --------      --------

Net decrease in cash and cash equivalents                                         (3,782)      (17,105)
Cash and cash equivalents at beginning of period                                  27,124        36,931
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $ 23,342      $ 19,826
                                                                                ========      ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                answerthink, inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

         The consolidated financial statements of answerthink, inc. ("answerthink" or the "Company") include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. answerthink merged with THINK New Ideas, Inc. ("THINK New Ideas") in November 1999. The merger with THINK New Ideas was accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of THINK New Ideas.

         In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

         Income (loss) per common share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended June 30, 2000 and July 2, 1999, potentially dilutive securities included 3,861,178 and 6,393,971 shares, respectively, of unvested common stock issued under employment agreements and 899,243 and 818,874 shares, respectively, issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the six months ended June 30, 2000, potentially dilutive securities included 4,603,154 shares of unvested common stock issued upon employment agreements and 1,395,730 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method.

         Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended July 2, 1999 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the six months. Potentially dilutive shares which were not included in the diluted loss per share calculation for the six months ended July 2, 1999 include 7,834,735 shares of unvested common stock issued under employment agreements and 1,387,357 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method.

                                answerthink, inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

3.   Acquisitions and Non-Cash Investing Activities

         During the three year period ended December 31, 1999, the Company acquired thirteen businesses providing information-technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions accounted for as purchase business combinations. Seven of these acquisitions were completed in 1997, two were completed in 1998 and four were completed in 1999. During the first six months of 2000, the Company paid additional contingent consideration of $11.5 million, consisting of $4.3 million in cash and $7.2 million in the Company's common stock, based on certain of the Acquired Entities achieving certain performance targets under the respective acquisition agreements. Such contingent consideration was recorded as additional goodwill.

4.   Income Taxes

         The Company's effective tax rate for the first six months of 2000 was 41% compared to an effective tax rate of 72% for the first six months of 1999. The high effective tax rate in the first six months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan, Inc. as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. In February 1999, the Company merged with triSpan, Inc. in a transaction which was accounted for under the pooling-of-interests method.

5.   Securities Purchase Agreement

         In March 1999, THINK New Ideas entered into a Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management, Inc. (the "Purchasers") whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6.0 million, 609,799 shares of its common stock at $9.84 per share and warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76.

         At any time prior to March 5, 2000, the Purchasers also had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 for $5.0 million and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94.

6.   New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

                                answerthink, inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

7.   Litigation

         In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The suit was previously described in the Company's Form 10-K for the year ended December 31, 1999. Prior to the merger with answerthink, inc., THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds, and the plaintiffs filed a memorandum in opposition. On March 15, 2000, the motion to dismiss the Consolidated Complaint was granted. The court order granting the motion allowed the plaintiffs the option to file an amended complaint, and the plaintiffs filed an amended complaint on April 14, 2000. The Company filed a motion to dismiss the amended complaint on May 1, 2000. Management believes that the Company has meritorious defenses to the Consolidated Complaint and intends to contest it vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

         In June 2000, pursuant to a confidential settlement agreement, the Company settled litigation in which it was the plaintiff. The Company recorded a gain of $1.85 million as a result of this settlement.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

FORWARD-LOOKING INFORMATION

         Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. Factors that impact such forward looking statements include our ability to attract additional business, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-3 (Registration Form 333-32342).

OVERVIEW

         answerthink, inc. ("answerthink") provides comprehensive eBusiness strategy, marketing and technology-enabled solutions focused on the emerging digital marketplace. As an eBusiness leader, we offer a wide range of integrated solutions, including best practices benchmarking, eBusiness strategy and architecture, branding, interactive marketing, web design and implementation, and technology integration. These solutions span multi-entity functional areas and include supply chain, sales and marketing, customer support, finance, human resources, information technology and procurement.

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

Results of Operations

         The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

(dollars in thousands)                                Quarter Ended                     Six Months Ended
                                            ---------------------------------- -----------------------------------
                                             June 30, 2000     July 2, 1999     June 30, 2000      July 2, 1999
                                            ---------------- ----------------- ----------------- -----------------
Net revenues                                $81,729 100.0%   $62,738  100.0%   $158,026 100.0%   $120,370  100.0%
Costs and expenses:
   Project personnel and expenses            46,951  57.4%    37,498   59.8%     91,905  58.1%     71,691   59.6%
   Selling, general and
     administrative expenses                 24,980  30.6%    20,876   33.3%     47,518  30.1%     40,399   33.6%
   Merger related expenses                      --     --        --      --         --     --       2,500    2.1%
   Impairment of capitalized software           --     --        989    1.5%        --     --         989    0.8%
                                            ---------------- ----------------- ----------------- -----------------
      Total costs and operating expenses     71,931  88.0%    59,363   94.6%    139,423  88.2%    115,579   96.1%
                                            ---------------- ----------------- ----------------- -----------------
Income from operations                        9,798  12.0%     3,375    5.4%     18,603  11.8%      4,791    3.9%
Other income (expense):
   Litigation settlement                      1,850   2.2%       --      --       1,850   1.2%        --      --
   Interest income, net                         167   0.2%       123    0.2%        439   0.2%         65    0.1%
                                            ---------------- ----------------- ----------------- -----------------
Income before income taxes and
   extraordinary loss                        11,815  14.4%     3,498    5.6%     20,892  13.2%      4,856    4.0%
Income taxes                                  4,844   5.9%     1,418    2.3%      8,566   5.4%      3,498    2.9%
                                            ---------------- ----------------- ----------------- -----------------
Income before extraordinary loss              6,971   8.5%     2,080    3.3%     12,326   7.8%      1,358    1.1%
Extraordinary loss on early extinguishment
   of debt (net of taxes of $1,408)             --      --        --      --        --     --       2,113    1.7%
                                            ---------------- ----------------- ----------------- -----------------
      Net income (loss)                     $ 6,971   8.5%   $ 2,080    3.3%   $ 12,326   7.8%    $  (755)  (0.6%)
                                            ---------------- ----------------- ----------------- -----------------

         Net Revenues. Net revenues for the quarter ended June 30, 2000 increased by $19.0 million or 30.3% compared to the quarter ended July 2, 1999. For the first six months of fiscal 2000, net revenues increased $37.7 million or 31.3% over the comparable period of 1999. These increases resulted primarily from increases in the average size of our engagements both for new clients and follow-on work for existing clients.

         Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses for the quarter ended June 30, 2000 increased by 25.2% to $47.0 million compared to $37.5 million in the quarter ended July 2, 1999. For the first six months of fiscal 2000, project personnel costs and expenses increased 28.2% over the comparable period of 1999. These increases in project personnel costs and expenses were primarily due to an increase in the number of consultants required to serve our clients. Project personnel and expenses as a percentage of net revenues decreased to 57.4% in the quarter ended June 30, 2000 from 59.8% in the comparable quarter of 1999. For the first six months of fiscal 2000, project personnel and expenses as a percentage of net revenues decreased to 58.1% from 59.6% in the comparable six months of 1999. These decreases were primarily due to an increase in the average billing rate for consultants.

         Selling, General and Administrative. Selling, general and administrative expenses increased 19.7% to $25.0 million in the quarter ended June 30, 2000 from $20.9 million in the quarter ended July 2, 1999. For the first six months of fiscal 2000, selling, general and administrative expenses increased 17.6% to $47.5 million from $40.4 million in the comparable period of 1999. These increases in selling, general and administrative expenses primarily related to an increase in selling costs related to the higher sales volume, increased marketing costs associated with our name change and branding campaign, and additional goodwill amortization expense associated with acquired businesses. Selling, general and administrative expenses as a percentage of net revenues decreased to 30.6% in the quarter ended June 30, 2000 from 33.3% in the comparable quarter of 1999. For the first six months of fiscal 2000, selling, general and administrative expenses as a percentage of net revenues also decreased to 30.1% from 33.6% in the comparable six months of 1999. These decreases were primarily attributable to the higher revenue levels during 2000 as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

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

         Income Taxes. Our effective tax rate for the six months ended June 30, 2000 was 41% compared to an effective tax rate of 72% for the comparable period of 1999. The high effective tax rate in the first six months of 1999 was the result of incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan, Inc. as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999.

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

Liquidity and Capital Resources

         We have primarily funded our operations with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility for $20.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a minimum level of tangible net worth, maximum leverage ratio, and minimum ratio of earnings to interest expense. At June 30, 2000, we had no borrowings under this credit facility. At June 30, 2000, we had approximately $23.3 million in cash, cash equivalents and short-term investments compared to $29.6 million at December 31, 1999.

         Net cash used in operating activities was $8.4 million for the six months ended June 30, 2000 compared to $5.8 million used during the comparable period of 1999. During the six months ended June 30, 2000, net cash used in operating activities was primarily attributable to a $9.9 million increase in accounts receivable and unbilled revenue, a $5.3 million decrease in accounts payable and accrued expenses and other liabilities, a $6.2 million decrease in media payable and a $2.7 million increase in other receivables, which were partially offset by our operating income. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns. During the six months ended July 2, 1999, net cash used in operating activities was primarily attributable to a $13.0 million increase in accounts receivable and unbilled revenue, a $7.6 million increase in other receivables and a $5.8 million decrease in accounts payable, which were partially offset by our net income, excluding the effects of non-cash charges, and a $11.1 million increase in media payable and a $2.0 million decrease in prepaid expenses and other current and non-current assets.

         Net cash used in investing activities was $5.8 million for the six months ended June 30, 2000 compared to $7.7 million used during the comparative period of 1999. The use of cash for investing activities in 2000 was primarily attributable to $4.3 million of additional contingent consideration paid for certain prior acquisitions and $4.0 million of purchases of property and equipment, offset by net sales and redemptions of short-term investments of $2.4 million. During the six months ended July 2, 1999, the primary uses of investing activities were $5.9 million used in the acquisition of businesses and $2.3 million used for the purchase of property and equipment, offset by sales and redemptions of short-term investments of $500,000.

         Net cash provided by financing activities was $10.5 million for the six months ended June 30, 2000 compared to $3.6 million used in financing activities during the comparable period of 1999. The primary source of cash from financing activities during the six months ended June 30, 2000 was $11.5 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through the employee stock purchase plan. This was offset by a repayment of $1.0 million of notes payable. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes, which were assumed in connection with the triSpan merger, as well as the repayment of other notes payable totaling $3.4 million and net repayment of $613,000 on the revolving credit facility, partially offset by the sale of common stock as a result of the employee stock purchase plan and exercises of stock options.

         Based on our current financial position and funds available under our credit facility or that may be generated from operations, we believe that we will be able to meet all of our currently anticipated short-term and long-term financial requirements.

Year 2000

         The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). As of the date of this filing, our systems have functioned properly with respect to dates starting in the Year 2000 and, to date, our clients have not informed us of any Year 2000 problems associated with the solutions we developed for them. However, we may incur significant costs if unanticipated internal or external Year 2000 compliance problems arise. The cost associated with these unanticipated problems, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth. As of August 14, 2000, we are not aware of any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of fiscal 2000 and we are evaluating the effect that such adoption may have on our consolidated results of operations and financial position.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

         In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The suit was previously described in answerthink's Form 10-K for the year ended December 31, 1999. Prior to the merger with answerthink, inc., THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds, and the plaintiffs filed a memorandum in opposition. On March 15, 2000, the motion to dismiss the Consolidated Complaint was granted. The court order granting the motion allowed the plaintiffs the option to file an amended complaint, and the plaintiffs filed an amended complaint on April 14, 2000. We filed a motion to dismiss the amended complaint on May 1, 2000. We believe that we have meritorious defenses to the Consolidated Complaint and intend to contest it vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 10, 2000, the following proposals were adopted by the votes specified below:

         (i) The election of four Class II Directors (Robert J. Bahash, David N. Dungan, Allan R. Frank, and William C. Kessinger) to serve until the year 2003. The security holders elected the Directors with votes cast as follows: Mr. Bahash: 28,353,989 shares for and 142,755 against; Mr. Dungan 28,098,930 shares for and 397,814 against; Mr. Frank 27,727,086 shares for and 769,658 against; Mr. Kessinger 28,251,009 for and 245,735 against. There were no abstentions or broker non-votes applicable to the election of directors. In addition to the directors listed above whom were elected at the meeting, the terms of the following directors continued after the meeting:
                  Edmund R. Miller, Ulysses S. Knotts, III, Jeffrey E. Keisling, Ted A. Fernandez, Fernando Montero, Bruce V. Rauner, and Alan T.G. Wix.

         (ii) The approval of an amendment to the Company's Articles of Incorporation changing the name of the Company from AnswerThink Consulting Group, Inc., to "answerthink, inc." The security holders approved this amendment to the Company's Articles of Incorporation with votes cast as follows:
                  28,325,149 shares for; 123,752 shares against; and 47,843 shares abstained. There were no broker non-votes.

         (iii) The approval of an amendment to the Company's 1998 Stock Option and Incentive Plan increasing the number of shares of Common Stock available for issuance thereunder from 10,000,000 to 15,000,000. The approval passed with votes cast as follows:
                  19,620,477 shares for; 3,337,637 shares against; 42,097 shares abstained; and 5,496,533 broker non-votes.

         (iv) The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year ending December 29, 2000. The appointment was ratified with votes cast as follows: 28,341,488 shares for; 116,985 shares against; and 38,271 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Number                Exhibit
                 ------                -------

                  27.1                 Financial Data Schedule

         (b)      Reports on Form 8-K

         The Registrant filed a Form 8-K with the Securities and Exchange Commission on June 29, 2000. In this filing the Registrant announced the formal change of its name from AnswerThink Consulting Group, Inc. to answerthink, inc. The name change was effective June 20, 2000 with the Florida Department of State Division of Corporation and the NASDAQ Stock Market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 answerthink, inc.

       Date:  August 14, 2000    By: /s/ John F. Brennan
                                     ------------------------------------------
                                      John F. Brennan
                                        Executive Vice President and Chief
                                          Financial Officer

                                 Exhibit Index

Exhibit No.        Description
-----------        -----------

   27.1            Financial Data Schedule