Form 10-Q
period 2000-09-30
ANSWERTHINK INC
filed 2000-11-13
CIK 1057379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2000

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

         As of September 29, 2000, there were 44,156,933 shares of common stock outstanding.

================================================================================
                                answerthink, inc.

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets as of September 29, 2000 and
       December 31, 1999                                                   3

    Consolidated Statements of Operations for the Quarter ended
       September 29, 2000 and October 1, 1999 and for the Nine
       Months Ended September 29, 2000 and October 1, 1999                 4

    Consolidated Statements of Cash Flows for the Nine Months
       Ended September 29, 2000 and October 1, 1999                        5

    Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9

Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                answerthink, inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                September 29,     December 31,
                                                                                    2000             1999
                                                                                  ---------        ---------
                                                                                 (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  37,838        $  27,124
   Short-term investments                                                                --            2,432
   Accounts receivable and unbilled revenue, net                                     82,939           72,655
   Other receivables                                                                  4,983            5,340
   Prepaid expenses and other current assets                                         10,374            8,058
                                                                                  ---------        ---------
      Total current assets                                                          136,134          115,609

Property and equipment, net                                                          12,773           11,191
Other assets                                                                          4,720            3,362
Goodwill, net                                                                        83,866           70,551
                                                                                  ---------        ---------
      Total assets                                                                $ 237,493        $ 200,713
                                                                                  =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   7,910        $   8,982
   Accrued expenses and other liabilities                                            36,531           33,065
   Media payable                                                                     11,169           16,500
   Notes payable                                                                         --            1,896
                                                                                  ---------        ---------
      Total current liabilities                                                      55,610           60,443

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized,
     none issued and outstanding                                                         --               --
   Common stock, $.001 par value, authorized 125,000,000
     shares; issued and outstanding:  44,156,933 shares at
     September 29, 2000; 42,731,976 shares at December 31, 1999                          44               43
   Additional paid-in capital                                                       242,212          219,884
   Unearned compensation                                                               (465)            (815)
   Accumulated deficit                                                              (59,908)         (78,842)
                                                                                  ---------        ---------
      Total shareholders' equity                                                    181,883          140,270
                                                                                  ---------        ---------
      Total liabilities and shareholders' equity                                  $ 237,493        $ 200,713
                                                                                  =========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                                answerthink, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                             Quarter Ended              Nine Months Ended
                                                         -----------------------     -----------------------
                                                       September 29,   October 1,  September 29,   October 1,
                                                            2000          1999          2000          1999
                                                         ---------     ---------     ---------     ---------
Net revenues                                             $  84,064     $  69,038     $ 242,090     $ 189,408
Costs and expenses:
   Project personnel and expenses                           47,314        40,670       139,219       112,361
   Selling, general and administrative expenses             25,827        21,181        73,345        61,580
   Merger related expenses                                      --            --            --         2,500
   Impairment of capitalized software                           --            --            --           989
                                                         ---------     ---------     ---------     ---------
      Total costs and operating expenses                    73,141        61,851       212,564       177,430
                                                         ---------     ---------     ---------     ---------
   Income from operations                                   10,923         7,187        29,526        11,978
Other income (expense):
   Litigation settlement                                        --            --         1,850            --
   Interest income                                             336           183           932           663
   Interest expense                                            (59)         (139)         (216)         (554)
                                                         ---------     ---------     ---------     ---------
Income before income taxes and extraordinary loss           11,200         7,231        32,092        12,087
Income taxes                                                 4,592         2,892        13,158         6,390
                                                         ---------     ---------     ---------     ---------
Income before extraordinary loss                             6,608         4,339        18,934         5,697
Extraordinary loss on early extinguishment of debt
   (net of taxes of $1,408)                                     --            --            --         2,113
                                                         ---------     ---------     ---------     ---------
Net income                                               $   6,608     $   4,339     $  18,934     $   3,584
                                                         =========     =========     =========     =========
Basic net income per common share:
   Income before extraordinary loss                      $    0.16     $    0.12     $    0.48     $    0.17
   Extraordinary loss on early extinguishment of debt    $      --     $      --     $      --     $   (0.06)
   Net income per common share                           $    0.16     $    0.12     $    0.48     $    0.11

Weighted average common shares outstanding                  40,770        36,242        39,523        34,283

Diluted net income per common share:
   Income before extraordinary loss                      $    0.15     $    0.10     $    0.42     $    0.13
   Extraordinary loss on early extinguishment of debt    $      --     $      --     $      --     $   (0.05)
   Net income per common share                           $    0.15     $    0.10     $    0.42     $    0.08

Weighted average common and common equivalent shares
   outstanding                                              44,757        43,175        44,852        42,742

 The accompanying notes are an integral part of the consolidated financial statements.

                                answerthink, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                         --------------------------
                                                                         September 29,   October 1,
                                                                             2000           1999
                                                                           --------       --------
Cash flows from operating activities:
   Net income                                                              $ 18,934       $  3,584
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                          --          2,113
     Gain on litigation settlement                                           (1,850)            --
     Depreciation and amortization                                            9,377          7,249
     Deferred income taxes                                                    1,605            600
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                   (11,783)       (19,491)
     Decrease (increase) in other receivables                                   357        (16,174)
     Decrease (increase) in prepaid expenses and other assets                (4,460)         2,268
     Decrease in accounts payable                                            (1,072)        (3,488)
     Increase (decrease) in accrued expenses and other liabilities           (1,945)         5,351
     Increase (decrease) in media payable                                    (5,331)        25,458
                                                                           --------       --------
         Net cash provided by operating activities                            3,832          7,470

Cash flows from investing activities:
   Purchases of property and equipment                                       (5,726)        (3,964)
   Purchases of short-term investments                                         (500)          (500)
   Sales and redemptions of short-term investments                            2,932          1,000
   Cash used in acquisition of businesses, net of cash acquired              (4,317)       (10,269)
                                                                           --------       --------
         Net cash used in investing activities                               (7,611)       (13,733)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                    16,243         11,349
   Proceeds from revolving credit facility                                       --            402
   Repayment of revolving credit facility                                        --         (1,015)
   Proceeds from notes payable                                                   --             28
   Repayment of notes payable                                                (1,750)        (4,654)
   Repayment of redeemable subordinated notes                                    --         (8,000)
                                                                           --------       --------
         Net cash provided by (used in) financing activities                 14,493         (1,890)
                                                                           --------       --------

Net increase (decrease) in cash and cash equivalents                         10,714         (8,153)
Cash and cash equivalents at beginning of period                             27,124         36,931
                                                                           --------       --------
Cash and cash equivalents at end of period                                 $ 37,838       $ 28,778
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

         In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by generally accepted accounting principles for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 29, 2000 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

2. Net Income Per Common Share

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income per share computation are lower than actual shares issued and outstanding.

         Income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended September 29, 2000 and October 1, 1999, potentially dilutive securities included 3,293,166 and 5,926,432 shares, respectively, of unvested common stock issued under employment agreements and 693,820 and 1,006,573 shares, respectively, of common stock issuable upon the exercise of stock options and warrants accounted for under the treasury stock method. For the nine months ended September 29, 2000 and October 1, 1999, potentially dilutive securities included 4,166,491 and 7,198,634 shares, respectively, of unvested common stock issued upon employment agreements and 1,161,760 and 1,260,429 shares, respectively, of common stock issuable upon the exercise of stock options and warrants accounted for under the treasury stock method.

3. Acquisitions and Non-Cash Investing Activities

         During the three year period ended December 31, 1999, the Company acquired thirteen businesses providing information-technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions accounted for as purchase business combinations. Seven of these acquisitions were completed in 1997, two were completed in 1998 and four were completed in 1999. During the first nine months of 2000, the Company paid additional contingent consideration of $12.4 million, consisting of $4.3 million in cash and $8.1 million in the Company's common stock, based on certain of the Acquired Entities achieving certain performance targets under the respective acquisition agreements. Such contingent consideration was recorded as additional goodwill. Additionally, the Company recorded a liability of $5.2 million for an earn-out to be paid in the Company's common stock in March 2001. The amount is included in accrued expenses and other liabilities in the consolidated balance sheet as of September 29, 2000.

                                answerthink, inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4. Income Taxes

         The Company's effective tax rate for the first nine months of 2000 was 41% compared to an effective tax rate of 53% for the first nine months of 1999. The higher effective tax rate in the first nine months of 1999 was the result of the Company incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan, Inc. as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999. In February 1999, the Company merged with triSpan, Inc. in a transaction which was accounted for under the pooling-of-interests method.

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

7. Litigation

         THINK New Ideas and three of its former officers are defendants in a consolidated class action filed in federal court in New York. This suit was previously described in answerthink's Annual Report on Form 10-K for the year ending December 31, 1999. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the Court granted the defendants' motion to dismiss the Consolidated Complaint. The Court order granting the motion allowed the plaintiffs the option to file an amended complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint) on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. No schedule has been set for any further proceedings. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

                                answerthink, inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

7. Litigation (continued)

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

8. Related Party Transaction

         Revenues for the quarter ended September 29, 2000 included $1.5 million for the sale of a license for a proprietary knowledge management system to a company in which answerthink has an ownership interest of approximately 5%.

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

OVERVIEW

         answerthink, inc. ("answerthink") provides comprehensive eBusiness strategy, marketing and technology-enabled solutions focused on the emerging digital marketplace. As an eBusiness leader, we offer a wide range of integrated solutions, including best practices benchmarking, eBusiness strategy and architecture, interactive marketing and design, business applications and technology integration. These solutions span all functional areas of a company including supply chain, sales and marketing, customer support, finance, human resources, information technology and procurement as well as a line of business specialty markets such as retail, life sciences, and financial services.

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

Results of Operations

         The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:


(dollars in thousands)                                         Quarter Ended                       Nine Months Ended
                                                  --------------------------------------  --------------------------------------
                                                     September 29,         October 1,       September 29,         October 1,
                                                          2000               1999                 2000               1999
                                                  ------------------  ------------------  ------------------  ------------------
Net revenues                                      $ 84,064     100.0% $ 69,038     100.0% $242,090     100.0% $189,408     100.0%
Costs and expenses:
   Project personnel and expenses                   47,314      56.3%   40,670      58.9%  139,219      57.5%  112,361      59.4%
   Selling, general and administrative expenses     25,827      30.7%   21,181      30.7%   73,345      30.3%   61,580      32.5%
   Merger related expenses                              --        --        --        --        --        --     2,500       1.3%
   Impairment of capitalized software                   --        --        --        --        --        --       989       0.5%
                                                  ------------------  ------------------  ------------------  ------------------
      Total costs and operating expenses            73,141      87.0%   61,851      89.6%  212,564      87.8%  177,430      93.7%
                                                  ------------------  ------------------  ------------------  ------------------
Income from operations                              10,923      13.0%    7,187      10.4%   29,526      12.2%   11,978       6.3%
Other income (expense):
   Litigation settlement                                --        --        --        --     1,850       0.7%       --        --
   Interest income, net                                277       0.3%       44       0.1%      716       0.3%      109       0.1%
                                                  ------------------  ------------------  ------------------  ------------------
Income before income taxes and                      11,200      13.3%    7,231      10.5%   32,092      13.2%   12,087       6.4%
   extraordinary loss
Income taxes                                         4,592       5.4%    2,892       4.2%   13,158       5.4%    6,390       3.4%
                                                  ------------------  ------------------  ------------------  ------------------
Income before extraordinary loss                     6,608       7.9%    4,339       6.3%   18,934       7.8%    5,697       3.0%
Extraordinary loss on early extinguishment
   of debt (net of taxes of $1,408)                     --        --        --        --        --        --     2,113       1.1%
                                                  ------------------  ------------------  ------------------  ------------------
      Net income                                  $  6,608       7.9% $  4,339       6.3% $ 18,934       7.8% $  3,584       1.9%
                                                  ==================  ==================  ==================  ==================

         Net Revenues. Net revenues for the quarter ended September 29, 2000 increased by $15.0 million or 21.8% compared to the quarter ended October 1, 1999. For the first nine months of fiscal 2000, net revenues increased $52.7 million or 27.8% over the comparable period of 1999. These increases resulted primarily from increases in the average size of our engagements both for new clients and follow-up work for existing clients.

         Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses for the quarter ended September 29, 2000 increased by 16.3% to $47.3 million compared to $40.7 million in the quarter ended October 1, 1999. For the first nine months of fiscal 2000, project personnel costs and expenses increased 23.9% over the comparable period of 1999. These increases in project personnel costs and expenses were primarily due to an increase in the number of consultants required to serve our clients. Project personnel and expenses as a percentage of net revenues decreased to 56.3% in the quarter ended September 29, 2000 from 58.9% in the comparable quarter of 1999. For the first nine months of fiscal 2000, project personnel and expenses as a percentage of net revenues decreased to 57.5% from 59.4% in the comparable nine months of 1999. These decreases were primarily due to an increase in the average billing rate for consultants and the sale of a license for a proprietary knowledge management system in the third quarter.

         Selling, General and Administrative. Selling, general and administrative expenses increased 21.9% to $25.8 million in the quarter ended September 29, 2000 from $21.2 million in the quarter ended October 1, 1999. For the first nine months of fiscal 2000, selling, general and administrative expenses increased 19.1% to $73.3 million from $61.6 million in the comparable period of 1999. These increases in selling, general and administrative expenses primarily related to an increase in selling costs due to higher sales volume, increased marketing costs associated with our name change and branding campaign, increased information technology costs, increased bad debt expense and additional goodwill amortization expense associated with acquired businesses. Selling, general and administrative expenses as a percentage of net revenues were consistent at 30.7% during the quarters ended September 29, 2000 and October 1, 1999. For the first nine months of fiscal 2000, selling, general and administrative expenses as a percentage of net revenues decreased to 30.3% from 32.5% in the comparable nine months of 1999. This decrease was primarily attributable to the higher revenue levels during 2000 as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

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

         Income Taxes. Our effective tax rate for the nine months ended September 29, 2000 was 41% compared to an effective tax rate of 53% for the comparable period of 1999. The higher effective tax rate in the first nine months of 1999 was the result of incurring non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan, Inc. as a result of its conversion from an S corporation to a C corporation in the first quarter of 1999.

         Extraordinary Loss on Early Extinguishment of Debt. The extraordinary loss on early extinguishment of debt resulted from the repayment of subordinated notes in the first quarter of 1999 that were assumed in connection with our triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8.0%, were originally issued at a substantial discount and were due on June 26, 2003. Immediately following our merger with triSpan, we repaid these notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

Liquidity and Capital Resources

         We have primarily funded our operations with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility for $20.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a minimum level of tangible net worth, maximum leverage ratio, and minimum ratio of earnings to interest expense. At September 29, 2000, we had no borrowings under this credit facility. At September 29, 2000, we had approximately $37.8 million in cash, cash equivalents and short-term investments compared to $29.6 million at December 31, 1999.

         Net cash provided by operating activities was $3.8 million for the nine months ended September 29, 2000 compared to $7.5 million provided by operating activities during the comparable period of 1999. During the nine months ended September 29, 2000, net cash provided by operating activities was primarily attributable to our operating income which was partially offset by an $11.8 million increase in accounts receivable and unbilled revenue, a $4.5 million increase in prepaid expenses and other assets, a $5.3 million decrease in media payable and a $3.0 million decrease in accounts payable and accrued expenses and other liabilities. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns. During the nine months ended October 1, 1999, net cash provided by operating activities was primarily attributable to our net income, excluding the effects of non-cash charges, a $25.5 million increase in media payable, a $5.4 million increase in accrued expenses and other liabilities, a $2.3 million decrease in prepaid expenses and other assets, all of which were partially offset by a $19.5 million increase in accounts receivable and unbilled revenue, a $16.2 million increase in other receivables and a $3.5 million decrease in accounts payable.

         Net cash used in investing activities was $7.6 million for the nine months ended September 29, 2000 compared to $13.7 million used during the comparative period of 1999. The use of cash for investing activities in 2000 was primarily attributable to $4.3 million of additional contingent consideration paid for certain prior acquisitions and $5.7 million of purchases of property and equipment, offset by net sales and redemptions of short-term investments of $2.4 million. During the nine months ended October 1, 1999, the primary uses of cash in investing activities were $10.3 million used in the acquisition of businesses and $4.0 million used for the purchase of property and equipment, offset by net sales and redemptions of short-term investments of $500,000.

         Net cash provided by financing activities was $14.5 million for the nine months ended September 29, 2000 compared to $1.9 million used in financing activities during the comparable period of 1999. The primary source of cash from financing activities during the nine months ended September 29, 2000 was $16.2 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our employee stock purchase plan. This was offset by a repayment of $1.8 million of notes payable. The use of cash for financing activities during 1999 was primarily the result of the repayment of $8.0 million of subordinated notes, which were assumed in connection with the triSpan merger, the repayment of other notes payable totaling $4.7 million and the net repayment of $613,000 on the revolving credit facility. This was partially offset by $11.3 million in proceeds from the sale of common stock as a result of the employee stock purchase plan and exercises of stock options.

         Based on our current financial position and funds available under our credit facility or that may be generated from operations, we believe that we will be able to meet all of our currently anticipated short-term and long-term financial requirements.

Year 2000

         The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). As of the date of this filing, our systems have functioned properly with respect to dates starting in the year 2000 and, to date, our clients have not informed us of any Year 2000 problems associated with the solutions we developed for them. However, we may incur significant costs if unanticipated internal or external Year 2000 compliance problems arise. The cost associated with these unanticipated problems, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a material adverse effect on our business, financial condition, results of operations and prospects for growth. As of November 13, 2000, we are not aware of any significant issues as a result of Year 2000 problems and do not anticipate incurring material incremental costs in future periods due to such issues.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         THINK New Ideas and three of its former officers are defendants in a consolidated class action filed in federal court in New York. This suit was previously described in answerthink's Annual Report on Form 10-K for the year ending December 31, 1999. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the Court granted the defendants' motion to dismiss the Consolidated Complaint. The Court order granting the motion allowed the plaintiffs the option to file an amended complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint) on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. No schedule has been set for any further proceedings. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Number          Exhibit
                  ------          -------
                   27.1           Financial Data Schedule

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by answerthink during the quarter ended September 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 answerthink, inc.

Date: November 13, 2000          By: /S/ John F. Brennan
                                    --------------------------------------------
                                     John F. Brennan
                                     Executive Vice President and Chief
                                     Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
     27.1               Financial Data Schedule