Form 10-K
period 2000-12-29
ANSWERTHINK INC
filed 2001-03-29
CIK 1057379

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 45,350,759 shares of Common Stock of the Registrant issued and outstanding as of March 15, 2001, excluding 6,993,606 shares of Common Stock held by affiliates of the Registrant, was $174,525,046. This amount is based on the average bid and asked price of the Common Stock on the Nasdaq Stock Market of $4.55 per share on March 23, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2001 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                                ANSWERTHINK, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.  Business                                                             3

ITEM 2.  Properties                                                           9

ITEM 3.  Legal Proceedings                                                    9

ITEM 4.  Submission of Matters to a Vote of Security Holders                 10

                                   PART II

ITEM 5.  Market for Registrants' Common Equity and Related
         Stockholder Matters                                                 10

ITEM 6.  Selected Consolidated Financial Data                                11

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk          17

ITEM 8.  Financial Statements and Supplementary Data                         18

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures                                           41

                                  PART III

ITEM 10. Directors and Executive Officers of the Registrant                  41

ITEM 11. Executive Compensation                                              41

ITEM 12. Security Ownership of Certain Beneficial Owners and Management      41

ITEM 13. Certain Relationships and Related Transactions                      41

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     41


Signatures                                                                   42

Index to Exhibits                                                            43

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-3 (Registration Form 333-32342). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Answerthink, Inc. ("Answerthink") (www.answerthink.com) is a leading provider of technology-enabled business transformation solutions. We bring together multi-disciplinary expertise in benchmarking and research, business transformation, interactive marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply chain across a variety of industry sectors such as telecommunications, utilities, automotive, financial services, retail, consumer packaged goods, life sciences and manufacturing.

     We were formed in April of 1997 and have focused on improving our clients' businesses by leveraging technology and the Internet. In November 1999, we merged with THINK New Ideas, Inc. ("THINK New Ideas"), a provider of Internet-focused interactive marketing and branding services. We have offices in 15 cities across the United States, including our headquarters in Miami, as well as offices in London, England and Frankfurt and Hamburg, Germany. As of December 29, 2000, we had approximately 1,650 associates.

INDUSTRY BACKGROUND

     Following the unprecedented growth and valuations of the Information Technology ("IT") services sector during 1999 and early 2000, the market correction of last year presented a sobering of investor sentiment towards IT service providers. Despite this volatility, businesses continue to require help integrating technology that streamlines business processes, enhances revenue and reduces expenses. In fact, International Data Corporation expects IT services to be a $430 billion business globally in 2001.

     In the face of growing competition and globalization, companies recognize that the consistent use of IT standards correlates with their ability to significantly reduce complexity and costs. However, the variety of applications, tools, languages and platforms continues to challenge companies as they attempt to adopt new technologies, gain access to information, integrate with partners and operate in a more real-time global environment. As technology becomes an increasingly critical component of business, companies require the capabilities of IT service providers experienced in advanced and emerging technologies.

     Over the next several years, well-positioned IT services providers will benefit from this demand. In particular, we believe successful providers will focus on acquiring and growing Global 2000 client relationships, offer enterprise-wide systems integration and business knowledge, and develop robust internal operating and delivery infrastructures.

     Global 2000 clients and other large enterprises are demanding comprehensive services that only true business technology consulting firms can deliver. We believe successful IT services firms should be able to understand business processes and implement the technology that increases operating performance. This requires integrating large, sophisticated, and sometimes previously separate, technologies. Firms must have strong skills in business consulting, package implementation, technology and interactive integration and must know how to help clients build strong business cases for their initiatives.

     In today's business environment, clients require reliable, scalable and flexible solutions that can be deployed effectively in an environment that may involve integration with multiple computing platforms and technologies. In order to support this emerging set of requirements, we believe that the next generation of IT services firms should have both the business knowledge required to understand emerging business models and the technical skills needed to architect a solution that may involve the integration of software packages, custom software components, and large and complex legacy systems in order to increase efficiency, garner favorable return on investment and enable multi-channel, enterprise-wide initiatives.

OUR APPROACH

     At Answerthink, we employ a rich diversity of professionals who have a deep understanding of how people, business and information technology interact. This collective experience draws on the experiences of our professionals and lessons learned from prior engagements. We also look to the future -- from the best practices identified by our benchmarking practice to the latest innovations developed by our newly formed advanced technology and media lab. By combining knowledge drawn from the past and our views of the future, we are able to rapidly develop client solutions that have long-term value. We believe significant business change can only be effected by genuine collaboration. Establishing partnerships with our clients both in strategy and implementation is central to our style of working.

     We believe that the following three elements differentiate us from our competitors:

     o    Multi-disciplinary Solutions

          Today's business problems are complex. They require a complete understanding of the operational impact of emerging information technology, the interaction of technology with customers and users, and changing industry dynamics. At Answerthink, our associates have the diverse range of skills and experiences required by our clients to take a comprehensive view of each business problem. With strong skills in business transformation, packaged business applications, custom integration and interactive marketing, as well as expertise across a variety of industries, our multi-disciplinary project teams have the experience to quickly and thoroughly create unique solutions that are right for each client.

     o    The Way We Exploit Knowledge

          We codify our intellectual capital in Mind~Share, our proprietary intranet knowledge management system. From Mind~Share, we draw on lessons learned from prior engagements, best practices identified by our Hackett Benchmarking and Research group, as well as reference architectures and methods developed by our project teams. The combination of our collective knowledge base and the direct skills and experience of our people allows us to rapidly develop quality solutions for our clients that provide maximum value and minimize risk.

     o    Our Collaboration With Clients

          We engage our clients throughout the consulting process, collaborating closely with them as integral members of our project teams. We guide clients toward solutions working together to achieve their objectives. This enables us to provide not only the right solution, but also one our clients feel they own.

STRATEGY

     Our goal is to generate superior value for our clients through the leverage of best practice intellectual capital, multi-disciplinary teams, an integrated methodology and a collaborative work style. In this way, we help clients unlock the full business value of technology. Specifically, we strive to:

     o    Enhance Our Brand Profile in the Marketplace

          Awareness of the Answerthink brand within the business and technical communities is critical to our business success. We desire our brand to be associated with the highest quality and most comprehensive technology-enabled business transformation services in our industry. Our brand strategy is two-fold. Externally to the market, we continue to promote our brand through media relations activities and communications to targeted industry analysts to ensure these key, influential communities clearly understand how we are positioned, our competitive differentiation and the breadth of our service offerings. In addition, we will launch marketing campaigns targeted to current and prospective clients designed to promote measurable impact on our lead generation and business development activities. Internally, we have increased internal communications programs to ensure our associates understand our brand positioning and are focused on delivering our value proposition.

     o    Expand Global 2000 Client Relationships

          In 2001, our goal is to increase focus on our Global 2000 client relationships. To that end, we will focus on new opportunities with existing customers, grow opportunities into long-term client relationships and foster more effective cross-selling by fully leveraging the breadth of our comprehensive service offering.

     o    Leverage and Expand Our Intellectual Capital and Thought Leadership

          Intellectual capital and thought leadership lie at the core of Answerthink's strategy and competitive differentiation. We provide value to clients through our collective knowledge and practical experience. In order to leverage that marketplace advantage, we must ensure that we continue to build and evolve our intellectual capital so we stay ahead of the business and technology forces that are affecting our clients. In 2001, we will place particular emphasis on this area by enhancing the intellectual capital knowledge base we leverage on client assignments. We will also undertake a series of initiatives to further extend our insights and knowledge to the marketplace.

     o    Extend Strategic Relationships

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

     o    Enhance Skill Sets and Increase Geographic Coverage

          Since our formation, we have expanded our skill sets and geographic presence aggressively through a combination of internal growth and strategic acquisitions. We have successfully completed and integrated our acquisitions and have offices in 18 cities in the United States and Europe. We believe our broad geographic coverage allows us to serve our clients on a local basis, helping us to build strong, long-term client relationships. Our strategy is to continue to enhance our skill sets to meet evolving market demand and to increase our geographic presence through internal growth and targeted acquisitions of businesses that are aligned with our strategy and culture.

THE ANSWERTHINK SOLUTION

     Answerthink offers a comprehensive range of services. Our capabilities span benchmarking and research, business transformation, packaged business applications, technology integration and interactive marketing. With business function expertise in customer service, sales and marketing, finance, human resources, information technology and supply chain management, Answerthink's expertise extends across an entire enterprise. We bring together expertise across a variety of industries, including telecommunications, utilities, automotive, financial services, retail, consumer packaged goods, life sciences and manufacturing to deliver industry-specific solutions.

Service Capabilities

     o    Hackett Benchmarking and Research

          Our Hackett Benchmarking and Research group is considered the world's foremost best-practices benchmarking group. Its benchmarks include 80 percent of the Dow Jones Industrials, two-thirds of the Fortune 100, and nearly 60 percent of the Dow Jones Global Titans Index. Hackett maintains ongoing benchmark studies in a wide range of areas, including finance, human resources, information technology, procurement and customer contact centers. It also works with sponsoring companies to design focused inquiries into best practices in such topics as external corporate communications and eROI.

     o    Business Transformation

          We assist senior executives and their direct reports in applying industry best practices and real-world tactics to help them fully achieve their business objectives. Our team of business professionals helps clients transform into world-class organizations by addressing issues such as how to create an effective operating model, how to continue to grow the bottom line while controlling costs and how to realize the full benefits of investments made in people, processes and technology. Our business transformation professionals enable clients to identify strategic opportunities to improve their business by more effectively collecting, assessing, filtering, sharing and using information across their enterprise as well as with their clients and other strategic partners.

     o    Business Applications

          The backbone of today's large, complex business environments continues to be package software applications -- applications that run mission-critical operations, such as customer relationship management, finance, human resources, payroll and supply chain functions.

          Our business applications professionals help clients choose, integrate, and customize the software applications that best fit each organization, both strategically and functionally. After implementation, hands-on support and training are offered. We evaluate and selectively choose vendors with proven reputations. Business alliances are formed only with those partners who share our progressive vision of the current and future marketplace. Business Applications services are designed to deliver maximum benefit with minimal disruption. From planning, customization, data conversion, integration and testing to the delivery of rapid implementation methodologies, we help companies deploy new systems across the entire enterprise or further enhance existing ones.

          We offer the cost-effective, competitive advantages of packaged software combined with deep experience in business transformation, interactive marketing and technology architecture services to provide a fully-integrated business solution.

     o    Technology and Interactive Integration

          Our Technology Integration group offers a broad array of services to develop innovative and practical solutions that transform technology into efficient, proactive and successful business applications. We assist clients by evaluating, designing, building and integrating both new and legacy applications. Our capabilities span business intelligence applications, custom application development, interactive marketing and knowledge management. Because we understand business strategy, branding and the needs of the user, we build interactive links between companies and their target audiences to create effective, user-centered experiences.

Solution Offerings

     o    Customer Relationship Management

          We provide services that leverage our branding, strategy, interactive marketing, diagnostic, process, application and analytic capabilities in the customer relationship management ("CRM") area. These offerings are marketed and sold to senior executives who wish to grow revenue through the identification, acquisition and retention of profitable customers across all touch-points. The group takes a comprehensive view of a client's lifecycle across all channels, including direct sales force, Internet, broadcast, direct mail, call centers, storefronts and wireless. Our experience helps clients select and implement technologies that make CRM a reality within an enterprise.

     o    Finance

          Our finance solutions professionals are the trusted advisors to a company's chief financial officer, controller and chief information officer to help them rapidly identify and implement leading edge best practices that result in dramatic improvements in efficiency and effectiveness. We uniquely take clients from benchmarking through implementation to benefit realization. We leverage our vast knowledge of best practices derived from benchmarking the finance functions of more than 1,000 companies.

     o    Human Resources

          We work with senior human resources executives and other senior executives to help the human resource organization excel. Our human resources solutions leverage our vast knowledge of best practices derived from benchmarking the human resource functions of Fortune 500 companies. We design solutions that help clients optimize human resource operations and technology investments as well as maximize employee productivity and organizational effectiveness. We identify business requirements, develop best practice strategies and implement programs to increase efficiency, employee satisfaction and ultimately shareholder value.

     o    Information Technology

          We assist business and information technology leaders in the areas of IT transformation and technology implementation. We help our clients in the IT area by providing a set of technology skills that includes strategy, architecture, design, custom application development and technology integration. We believe our understanding of business software and our ability to modify and integrate these applications into existing computing environments differentiate us from our competitors. We also focus on how emerging technologies in the wireless and broadband area will continue to impact the architecture, devices and infrastructure of our clients. We help the IT leadership of our clients maximize the business value received from their IT investments.

     o    Supply Chain Management

          We work with senior client executives and their direct reports to manage and integrate the flow of information, currency and products within and beyond the enterprise. We help companies, through a combination of business transformation strategy, supply chain applications and supply-side management technologies, improve their vendor and client relationships, procurement practices and operational efficiencies.

CLIENTS

     Answerthink focuses on long-term client relationships with Global 2000 firms and other sophisticated buyers of business consulting and IT services. During 2000, our ten most significant clients accounted for approximately 34% of revenue, and one client, Waste Management, accounted for approximately 11% of revenues. Other key clients include: Bell South Corporation, Fannie Mae, General Electric Company, Nextel Communications and Verizon.

BUSINESS DEVELOPMENT AND MARKETING

     Our extensive client base and relationships with Global 2000 firms are our most significant sources of new business. We have a business development team comprised of a dedicated sales force, lead generation group and senior consulting professionals.

     Our sales force is geographically deployed in key markets and is primarily focused on target accounts that Answerthink wants to penetrate and grow. Working in partnership with the sales force, our lead generation group makes initial contact with target companies to understand market opportunities and to identify additional qualified leads. Our team of senior consulting professionals are responsible for pursuing business opportunities and developing business for their specific service areas. Our business development team establishes and maintains long-term client relationships.

     In addition to our business development team, we have a corporate marketing and communications organization responsible for overseeing Answerthink's brand strategy, marketing programs, public relations and employee communications activities.

COMPETITION

     The market for our services is highly competitive and is characterized by pressures to incorporate new capabilities and accelerate job completion schedules. We face competition from a number of sources, including international accounting firms, international and regional systems consulting and implementation firms, the IT services divisions of application software firms, marketing and communication firms, and national and regional advertising agencies. Many competitors have greater financial, technical and marketing resources, and name recognition than Answerthink. In addition, we compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. Such competition may impose additional pricing pressures. We believe that the most significant competitive factors we face are perceived value, breadth of services offered and price. We believe that our multi-disciplinary, knowledge-based approach, broad and expanding framework of services, and distinctive corporate culture allow us to compete favorably by delivering strategic solutions that meet our clients' needs in an efficient manner. Other important competitive factors that we believe are relevant to our business include technical expertise, knowledge and experience in the industry, quality of service and responsiveness to client needs, and speed in delivering our solution offerings.

MANAGEMENT SYSTEMS

     Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We continuously work to improve Mind~Share as well as our infrastructure and management control systems. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all of our consultants worldwide on a real-time basis. We also believe that our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate all of the employees and systems of the businesses that we have acquired and positions us for future growth.

HUMAN RESOURCES

     We have dedicated resources to recruit consultants with both business and technology expertise. We have built a recruiting team that drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. In 2000, approximately 46% of our new hires came from employee referrals.

     We provide a thorough orientation and training curriculum for employees at every level. In addition, we train our consultants in specific skill-sets that best complement our multi-disciplinary teams. Much of the on-going development of our consultants comes from their work on client engagements involving new business models and technology, which is then captured in Mind~Share and is available for training other consultants.

     All of our associates own stock and/or stock options in the company. The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs, 401(k), stock options and stock purchase programs. Our associates are paid a salary and a cash bonus based upon market conditions and performance.

     As of December 29, 2000, we had approximately 1,650 associates, approximately 1,380 of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

ITEM 2. PROPERTIES

     Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 16,036 square feet and expires March 31, 2003. We also lease facilities in Atlanta, Boston, Chicago, Cleveland, Dallas, Frankfurt, Hamburg, Iselin (NJ), London, Los Angeles, New York, Philadelphia, San Francisco, Sarasota (FL), Seattle, Torrance (CA) and Washington, D.C. We believe that we will be able to obtain suitable space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3. LEGAL PROCEEDINGS

     In July 1998, we settled litigation in which we were the plaintiffs in a lawsuit over tradename infringement. Pursuant to the settlement agreement, we received $2.5 million in cash.

     On September 25, 1998, Michael R. Farrell, a shareholder of THINK New Ideas, filed a class action suit, Farrell v. THINK New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against THINK New Ideas, Ronald Bloom, a former officer of THINK New Ideas and a former member of the Company's Board of Directors, Melvin Epstein and Scott Mednick, both former officers of THINK New Ideas. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of THINK New Ideas' common stock in the class period from November 14, 1997, through September 21, 1998.

     On various dates in October 1998, six additional class action suits were filed in the same court against the same parties by six different individuals, each representing a class of purchasers of THINK New Ideas' common stock. All seven of these lawsuits were consolidated by order of the court dated December 15, 1998 into one action titled In Re: THINK New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

     Pursuant to an order of the court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "Consolidated Complaint"). The Consolidated Complaint superceded all prior complaints in all of the cases and served as the operative complaint in the consolidated class action. The Consolidated Complaint was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The Consolidated Complaint contained substantially similar allegations as the complaint filed by Farrell, including that THINK New Ideas and certain of its current and former officers and directors disseminated materially false and misleading information about THINK New Ideas' financial position and results of operations through certain public statements and in certain documents filed by THINK New Ideas with the Securities and Exchange Commission; that these statements and documents caused the market price of THINK New Ideas' common stock to be artificially inflated; that the plaintiffs purchased shares of common stock at such artificially inflated prices and, as a consequence of such purchases, suffered damages. The relief sought in the Consolidated Complaint was unspecified, but included a plea for compensatory damages and interest, punitive damages, reasonable costs and expenses, including attorneys' fees and expert fees and such other relief as the court deemed just and proper.

     This lawsuit became our responsibility upon the merger of Answerthink and THINK New Ideas. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds. The plaintiffs filed a motion in opposition. On March 15, 2000, the court granted the defendant's motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the "Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. No schedule has been set for the completion of discovery or for further proceedings. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of our operations and/or financial condition in the future.

     In June 2000, pursuant to a confidential settlement agreement, the Company settled litigation in which it was the plaintiff. We recorded a gain of $1.85 million as a result of this settlement.

     We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.


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

                                               High          Low
                                           ------------  ------------

2000
Fourth Quarter                                $18.75       $  2.53
Third Quarter                                 $19.94       $ 13.44
Second Quarter                                $28.50       $ 14.00
First Quarter                                 $40.38       $ 20.13

1999
Fourth Quarter                                $36.81       $  9.25
Third Quarter                                 $23.75       $  9.50
Second Quarter                                $28.94       $ 18.75
First Quarter                                 $36.63       $ 24.50

     The closing sale price for the common stock on March 15, 2001 was $5.28.

     As of March 15, 2001, there were approximately 498 holders of record of our common stock and 45,350,759 shares of common stock outstanding.

Company Dividend Policy

     We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business. In addition, under the terms of our revolving credit facility, we cannot pay dividends to our shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 29, 2000, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We merged with triSpan, Inc. ("triSpan") in February 1999 and THINK New Ideas in November 1999 in transactions that were accounted for using the pooling-of-interests method of accounting. All historical financial information included in the selected consolidated financial data has been restated to include the financial position and results of operations of triSpan and THINK New Ideas. Prior to the merger with THINK New Ideas, THINK New Ideas used a fiscal year ending June 30. The 1999 and 1998 consolidated financial statements combine the Company's and THINK New Ideas' financial statements for the years ended December 31, 1999 and January 1, 1999. The restated consolidated financial statements as of and for the years ended January 2, 1998 and December 31, 1996 include the operating results of Answerthink as of and for the years ended January 2, 1998 and December 31, 1996, respectively, and the operating results of THINK New Ideas as of and for the years ended June 30, 1998 and 1997, respectively. Due to the different fiscal year ends, THINK New Ideas' results for the six months ended June 30, 1998 are included in the restated consolidated financial statements for both fiscal years 1998 and 1997.

                                                                                     Year Ended
                                                          ---------------------------------------------------------------
                                                          December 29,  December 31,  January 1,  January 2,  December 31,
                                                              2000         1999         1999         1998        1996
                                                          ---------------------------------------------------------------
                                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues ...........................................   $ 311,136    $ 260,460    $ 167,517    $  77,144    $  28,930
Costs and expenses:
   Project personnel and expenses ......................     182,191      154,531       99,054       45,975       16,769
   Selling, general and administrative expenses ........     114,733       83,661       63,530       37,147       19,614
   Stock compensation expense ..........................          --           --       63,886       23,043           --
   Merger related expenses .............................          --       11,700           --           --           --
   Purchased research and development expense ..........          --           --        5,200        9,200           --
   Settlement costs ....................................          --           --           --        1,903
                                                           -------------------------------------------------------------
      Total costs and operating expenses ...............     296,924      249,892      231,670      117,268       36,383
                                                           -------------------------------------------------------------
Income (loss) from operations ..........................      14,212       10,568      (64,153)     (40,124)      (7,453)
Other income (expense):
  Litigation settlement ................................       1,850           --        2,500           --           --
  Non-cash investment losses ...........................      (2,350)          --           --           --           --
  Interest income (expense), net .......................       1,128          281         (631)         556          167
                                                           -------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary loss ..................................      14,840       10,849      (62,284)     (39,568)      (7,286)
Income taxes ...........................................       6,939        7,602         (870)         340          246
                                                           -------------------------------------------------------------
Income (loss) before extraordinary loss ................       7,901        3,247      (61,414)     (39,908)      (7,532)
Extraordinary loss on early extinguishment of debt
   (net of taxes) ......................................          --        2,113           --           --           --
                                                           -------------------------------------------------------------
Net income (loss) ......................................   $   7,901    $   1,134    $ (61,414)   $ (39,908)   $  (7,532)
                                                           =============================================================

Basic net income (loss) per common share ...............   $    0.20    $    0.03    $   (2.47)   $   (3.46)   $   (1.88)

Weighted average common shares outstanding .............      40,262       34,953       24,844       11,521        4,005

Diluted net income (loss) per common share .............   $    0.18    $    0.03    $   (2.47)   $   (3.46)   $   (1.88)
Weighted average common shares and common share
   equivalents .........................................      45,137       43,098       24,844       11,521        4,005
                                                          December 29,  December 31,  January 1,  January 2,  December 31,
                                                              2000         1999         1999         1998        1996
                                                          ---------------------------------------------------------------
                                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ..............................   $  51,662    $  27,124    $  36,931    $  10,781    $   3,658
Working capital ........................................   $  73,337    $  55,166    $  49,711    $  15,349    $   7,949
Total assets ...........................................   $ 228,676    $ 200,713    $ 153,394    $  86,686    $  25,002
Shareholders' equity ...................................   $ 172,054    $ 140,270    $ 100,789    $  35,351    $  12,370

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Answerthink is a leading provider of technology-enabled business transformation solutions. The Company brings together multi-disciplinary expertise in benchmarking and research, business transformation, interactive marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer services, and supply chain across a variety of industry sectors such as telecommunications, utilities, automotive, financial services, retail, consumer packaged goods, life services and manufacturing.

     Answerthink was formed on April 23, 1997. Since our formation, we have grown through internal expansion as well as through mergers and acquisitions. In February 1999, we merged with triSpan, a provider of Internet consulting, Web application development and integration services. In November 1999, we merged with THINK New Ideas, a provider of interactive marketing, branding and creative Web site development services. The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting. Our historical consolidated financial statements were restated to include the financial position, results of operations and cash flows of triSpan and THINK New Ideas. Financial information prior to Answerthink's date of incorporation of April 23, 1997 represents only the combined results of triSpan and THINK New Ideas. Our acquisitions (with the exception of the mergers with triSpan and THINK New Ideas) were accounted for using the purchase method of accounting and our historical consolidated financial statements include the operating results of the companies we acquired from the date of each respective acquisition. Our consolidated financial statements may lack comparability from period to period because of acquisitions we made for which we used the purchase method of accounting.

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

     The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, are typically terminable by the client upon 30 days' notice. Upon early termination of an engagement, the client is required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, provisions in some of the agreements we have with our clients limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to 12 months and usually apply only to specific employees or the specific project team.

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

     Our selling, general and administrative expenses consist primarily of salaries, bonuses and benefits for non-billable professionals, facility costs, staff recruitment and training costs, depreciation and amortization costs, general operating expenses, and selling and marketing expenses.

Results of Operations

     Our fiscal year ends on the Friday closest to December 31. Our fiscal year generally consists of a 52-week period. Fiscal years 2000, 1999 and 1998 ended on December 29, 2000, December 31, 1999 and January 1, 1999, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

     The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                            Year Ended
                                                     ---------------------------------------------------------
                                                      December 29, 2000  December 31, 1999   January 1, 1999
                                                     ------------------  -----------------  ------------------
                                                              (in thousands, except percentage data)
  Net revenues                                       $311,136    100.0%  $260,460  100.0%   $167,517   100.0%
  Costs and expenses:
    Project personnel and expenses                    182,191     58.5%   154,531   59.3%     99,054    59.1%
    Selling, general and administrative expenses      114,733     36.9%    83,661   32.1%     63,530    37.9%
    Stock compensation expense                             --        --        --      --     63,886    38.1%
    Merger related expenses                                --        --    11,700    4.5%         --       --
    Purchased research and development expense             --        --        --      --      5,200     3.1%
                                                     ---------   ------  --------  ------   ---------  -------
  Total costs and operating expenses                  296,924     95.4%   249,892   95.9%    231,670   138.2%
                                                     ---------   ------  --------  ------   ---------  -------
  Income (loss) from operations                        14,212      4.6%    10,568    4.1%    (64,153)  (38.2%)
  Other income (expense):
    Litigation settlement                               1,850      0.6%        --      --      2,500     1.5%
    Non-cash investment losses                         (2,350)    (0.8%)       --      --         --       --
    Interest income (expense), net                      1,128      0.3%       281    0.1%       (631)   (0.4%)
                                                     ---------   ------  --------  ------   ---------  -------
  Income (loss) before income taxes and
  extraordinary loss                                   14,840      4.7%    10,849    4.2%    (62,284)  (37.1%)
  Income taxes                                          6,939      2.2%     7,602    2.9%       (870)   (0.5%)
                                                     ---------   ------  --------  ------   ---------  -------
  Income (loss) before extraordinary loss               7,901      2.5%     3,247    1.3%    (61,414)  (36.6%)
  Extraordinary loss on early extinguishment
    of debt (net of taxes)                                 --        --     2,113    0.8%         --       --
                                                     ---------   ------  --------  ------   ---------  -------
  Net income (loss)                                  $  7,901      2.5%  $  1,134    0.5%   $(61,414)  (36.6%)
                                                     ---------   ------  --------  ------   ---------  -------

Comparison of 2000 to 1999

     Overview. We reported net income of $7.9 million in 2000 compared to net income of $1.1 million in 1999. Our $7.9 million net income during 2000 included non-recurring items of $14.2 million related to reserves for dotcom related receivables and a restructuring charge for costs associated with staff reductions, $2.4 million for non-cash investment losses and $1.85 million of income from a litigation settlement. In 1999, we incurred non-recurring charges consisting primarily of $11.7 million for our mergers with triSpan and THINK New Ideas and a $2.1 million extraordinary loss on the early extinguishment of debt that was assumed in connection with our merger with triSpan. Excluding the effect of non-recurring items and unusually high income tax expense in 1999, we would have reported net income of $15.7 million in 2000 compared to $14.1 million in 1999.

     Net Revenues. Net revenues increased 19.5% to $311.1 million in 2000 from $260.5 million in 1999. The increase in revenues resulted primarily from increases in the average size of our engagements both for new clients and follow-up work with existing clients as well as higher billing rates. In 2000, one customer accounted for approximately 11% of net revenues. No single customer accounted for more than 5% of net revenues in 1999.

     Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses increased 17.9% to $182.2 million in 2000 from $154.5 million in 1999. This increase was primarily due to an increase in the number of consultants required to serve our clients during the year. However, due to staff reductions in the fourth quarter of 2000, our year-end billable headcount remained relatively consistent at 1,376 at December 29, 2000 compared to 1,396 at December 31, 1999. Project personnel costs and expenses as a percentage of net revenues were 58.5% in 2000 compared to 59.3% during 1999. This decrease was primarily due to an increase in the average billing rate for consultants.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 37.1% to $114.7 million in 2000 from $83.7 million in 1999. The increase in selling, general and administrative expenses primarily related to non-recurring charges of $14.2 million in the fourth quarter of 2000 related to reserves for dotcom related receivables and a restructuring charge for costs associated with staff reductions, an increase in selling costs due to higher sales volume, increased marketing costs associated with our name change and branding campaign, increased technology costs, increased bad debt expense and additional goodwill amortization expense associated with our acquired businesses. Selling, general and administrative expenses as a percentage of net revenues increased to 36.9% in 2000 from 32.1% during 1999. This increase was primarily attributable to the non-recurring charges recorded in the fourth quarter of 2000.

     Merger Related Expenses. Merger related expenses were $11.7 million in 1999. These expenses related to our mergers with triSpan in February 1999 and THINK New Ideas in November 1999, which were accounted for as poolings-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

     Litigation Settlement. In June 2000, pursuant to a confidential settlement agreement, we settled litigation in which we were the plaintiff. We recorded a gain of $1.85 million as a result of this settlement.

     Non-Cash Investment Losses. In the fourth quarter of 2000, we recorded non-cash investment losses of $2.4 million related to the full impairment of all our dotcom related investments.

     Income Taxes. We recorded income tax expense of $6.9 million which represented 46.8% of our pre-tax income in 2000. In 1999, we recorded an income tax expense of $7.6 million which represented 70.0% of our pre-tax income. The higher than expected tax rate in 1999 was primarily attributable to non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan when it converted from an S corporation to a C corporation at the time of the merger.

     Extraordinary Loss on Early Extinguishment of Debt. The extraordinary loss on early extinguishment of debt in 1999 was a result of the repayment of subordinated notes that were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8%, were originally issued at a substantial discount. Immediately following the merger with triSpan, we repaid the notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

Comparison of 1999 to 1998

     Overview. In 1999, net income increased to $1.1 million from a net loss of $61.4 million in 1998. We incurred non-recurring charges during 1999 consisting primarily of $11.7 million for our mergers with triSpan and THINK New Ideas and a $2.1 million extraordinary loss on the early extinguishment of debt which was assumed in connection with our merger with triSpan. Our $61.4 million net loss during 1998 was primarily the result of a $63.9 million one-time charge for stock compensation expense. Stock compensation expense of $63.9 million represents the vesting of shares of common stock that had been issued to certain members of management in connection with the formation of Answerthink and THINK New Ideas. These charges were non-cash in nature and did not impact total shareholders' equity. We believe that such issuances were critical to our ability to attract and retain qualified personnel during the crucial start-up phases of both Answerthink and THINK New Ideas. Included in the $63.9 million of stock compensation expense in 1998 is $23.0 million of stock compensation expense for THINK New Ideas. Excluding the effect of non-recurring items and unusually high income tax expense resulting from the mergers, we would have reported net income of $14.1 million for 1999 and $3.1 million for 1998.

     Net Revenues. Net revenues increased 55.5% to $260.5 million in 1999 from $167.5 million in 1998. This increase was the result of several factors including revenues attributable to the companies we acquired, an increase in the number of clients served and additional engagements with existing clients.

     Project Personnel and Expenses. Project personnel and expenses increased 56.0% to $154.5 million in 1999 from $99.1 million in 1998. This increase was primarily due to an increase in the number of our consultants resulting from both internal hiring and acquisitions. Project personnel and expenses as a percentage of revenue remained fairly constant between 1999 and 1998 at 59.3% and 59.1%, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31.7% to $83.7 million in 1999 from $63.5 million in 1998. The increase in selling, general and administrative expenses related primarily to an increase in sales and administration headcount related to the higher volume of business and additional amortization expense associated with our 1999 and 1998 acquisitions. This increase was also the result of higher property and facilities costs incurred as a result of the addition and expansion of facilities to accommodate our growth. Selling, general and administrative expenses as a percentage of net revenues decreased to 32.1% in 1999 from 37.9% during 1998. This decrease was primarily attributable to the higher revenue levels during 1999 as well as cost savings attributable to the elimination of redundancies in infrastructures and support systems of our acquired companies.

     Merger Related Expenses. Merger related expenses were $11.7 million in 1999. These expenses related to our mergers with triSpan in February 1999 and THINK New Ideas in November 1999. The expenses included investment banking, legal and accounting fees, severance costs for redundant employees as well as the costs of combining operations and eliminating redundant facilities.

     Income Taxes. We recorded income tax expense of $7.6 million, which represented 70.1% of our pre-tax income, in 1999. The higher than expected tax rate was primarily attributable to non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan when it converted from an S corporation to a C corporation at the time of the merger. We recorded an income tax benefit in 1998 of $870,000, which represented an effective tax rate of 1.4%. The lower than expected tax rate in 1998 was primarily attributable to the fact that, although we reported a net loss for financial reporting purposes in 1998, for tax purposes we reported taxable income primarily as a result of the non-deductibility of the stock compensation expense. The net tax benefit reported in 1998 resulted from a reduction in the valuation allowance for our deferred tax assets.

     Extraordinary Loss on Early Extinguishment of Debt. The extraordinary loss on early extinguishment of debt in 1999 was a result of the repayment of subordinated notes that were assumed in connection with the triSpan merger. These notes, which had a face amount of $8.0 million and a stated interest rate of 8%, were originally issued at a substantial discount. Immediately following the merger with triSpan, we repaid the notes in full, which resulted in an extraordinary loss of $2.1 million, net of a $1.4 million tax benefit.

Liquidity and Capital Resources

     We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. On May 28, 1998, we completed our initial public offering of our common stock, which resulted in net proceeds of $38.5 million. We also have a revolving credit facility for $25.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a maximum leverage ratio, minimum level of tangible net worth, minimum ratio of earnings to interest expense and minimum quick ratio. At December 29, 2000, we had no borrowings under this facility. At December 29, 2000, we had $51.7 million of cash, cash equivalents and short-term investments compared to $29.6 million at December 31, 1999.

     Net cash provided by operating activities was $20.2 million for 2000 compared to $7.3 million provided by operating activities during 1999. Net cash provided by operating activities during 2000 related primarily to our net income of $7.9 million and non-cash expenses of $25.9 million, partially offset by an $8.8 million increase in prepaid expenses and other current and non-current assets and a $9.2 million decrease in media payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables that have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns. During 1999, net cash provided by operating activities related primarily to our net income, excluding the effect of non-cash expenses, a $5.4 million decrease of other receivables, a $4.4 million increase in media payables and a $13.6 million increase in accrued expenses and other liabilities. These sources of cash were partially offset by a $25.6 million increase in accounts receivable and unbilled revenue and a $3.5 million decrease in accounts payable.

     Net cash used in investing activities was $11.0 million for 2000 compared to $17.6 million used during 1999. The use of cash for investing activities in 2000 was primarily attributable to $8.9 million of purchases of property and equipment and $4.6 million of additional contingent consideration paid for certain prior acquisitions, offset by net sales and redemptions of short-term investments of $2.4 million. In 1999, the primary uses of cash in investing activities were $10.9 million used in the acquisition of businesses and $5.3 million used for the purchase of property and equipment, offset by net purchases of short-term investments of $1.4 million.

     Net cash provided by financing activities was $15.4 million in 2000 compared to $515,000 provided by financing activities during 1999. The primary source of cash from financing activities during 2000 was $17.1 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our employee stock purchase plan. This was offset by a repayment of $1.8 million of notes payable. The cash provided by financing activities in 1999 was primarily the result of proceeds from the issuance of common stock totaling $15.0 million, partially offset by the repayment of $8.0 million of subordinated notes that were assumed in the triSpan merger, the repayment of other notes payable totaling $4.7 million and the repayment of $2.2 million of our revolving credit facilities.

     We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditures requirements for at least the next 12 months. Thereafter, we may need to raise additional funds. We may decide to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. We cannot assure you, however, that additional financing will be available when needed or desired on terms favorable to us or at all.

Recently Issued Accounting Standards

     In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments - an Amendment of FAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We believe the adoption of SFAS 138 will not have a material impact on our consolidated financial statements as we currently do not use derivative instruments.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. FIN 44 did not have an impact on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have an impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                ANSWERTHINK, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

     Reports of Independent Certified Public Accountants /
       Independent Auditors                                                  19

     Consolidated Balance Sheets as of December 29, 2000 and
       December 31, 1999                                                     22

     Consolidated Statements of Operations for the Years Ended
       December 29, 2000, December 31, 1999 and January 1, 1999              23

     Consolidated Statements of Shareholders' Equity for the Years
       Ended December 29, 2000, December 31, 1999 and January 1, 1999        24

     Consolidated Statements of Cash Flows for the Years Ended
       December 29, 2000, December 31, 1999 and January 1, 1999              25

     Notes to Consolidated Financial Statements                              26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Answerthink, Inc.
Miami, Florida

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries (the "Company") at December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The financial statements give retroactive effect to the mergers of triSpan, Inc. on February 26, 1999 and THINK New Ideas, Inc. on November 5, 1999 in transactions accounted for as poolings of interests, as described in Note 2 to the financial statements. We did not audit the financial statements of triSpan, Inc. and THINK New Ideas, Inc. for the year ended December 31, 1998 which statements reflect total revenues of $15,453,296 and $49,361,578, respectively for the year then ended. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for triSpan, Inc. and THINK New Ideas, Inc., is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 13, 2001

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors THINK New Ideas, Inc.

We have audited the consolidated statement of operations, shareholders' equity and cash flows of THINK New Ideas, Inc. and subsidiaries ("THINK New Ideas") for the year ended December 31, 1998 (not presented separately herein). These consolidated financial statements are the responsibility of THINK New Ideas' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

                                                 /s/ ERNST & YOUNG LLP

New York, New York
December 17, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To triSpan, Inc. and triSpan Software, Inc.:

We have audited the combined statements of operations, shareholders' equity and cash flows of triSpan, Inc. (a Pennsylvania S Corporation) and triSpan Software, Inc. (a Pennsylvania S Corporation) for the year then ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of triSpan, Inc. and triSpan Software, Inc. as of December 31, 1998, and the combined results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 26, 1999

                                ANSWERTHINK, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                           December 29,       December 31,
                                                                                               2000               1999
                                                                                        ------------------ -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $       51,662     $      27,124
     Short-term investments                                                                         --              2,432
     Accounts receivable and unbilled revenue, net of allowance of $11,122 and
       $1,510 in 2000 and 1999, respectively                                                     59,706            72,655
     Other receivables                                                                            3,547             5,340
     Prepaid expenses and other current assets                                                   15,044             8,058
                                                                                        ------------------ -----------------
         Total current assets                                                                   129,959           115,609
Property and equipment, net                                                                      14,655            11,191
Other assets                                                                                      1,450             3,362
Goodwill, net                                                                                    82,612            70,551
                                                                                        ------------------ -----------------
         Total assets                                                                    $      228,676     $     200,713
                                                                                        ================== =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $       10,006     $       8,982
     Accrued expenses and other liabilities                                                      39,270            33,065
     Media payable                                                                                7,346            16,500
     Current portion of notes payable                                                               --              1,896
                                                                                        ------------------ -----------------
         Total current liabilities                                                               56,622            60,443
                                                                                        ------------------ -----------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued
       and outstanding                                                                               --                --
     Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding: 44,234,837 shares at December 29, 2000; 42,731,976 shares at
       December 31, 1999                                                                             44                43
     Additional paid-in capital                                                                 243,299           219,884
     Unearned compensation                                                                         (348)             (815)
     Accumulated deficit                                                                        (70,941)          (78,842)
                                                                                        ------------------ -----------------
         Total shareholders' equity                                                             172,054           140,270
                                                                                        ------------------ -----------------
         Total liabilities and shareholders' equity                                      $      228,676     $     200,713
                                                                                        ================== =================



    The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                   Year Ended
                                                                -----------------------------------------------
                                                                  December 29,    December 31,     January 1,
                                                                      2000            1999           1999
                                                                --------------- --------------- ---------------
Net revenues                                                     $    311,136    $    260,460    $    167,517
Costs and expenses:
     Project personnel and expenses                                   182,191         154,531          99,054
     Selling, general and administrative expenses                     114,733          83,661          63,530
     Stock compensation expense                                            --              --          63,886
     Merger related expenses                                               --          11,700              --
     Purchased research and development expense                            --              --           5,200
                                                                --------------- --------------- ---------------
         Total costs and operating expenses                           296,924         249,892         231,670
                                                                --------------- --------------- ---------------
     Income (loss) from operations                                     14,212          10,568         (64,153)
Other income (expense):
     Litigation settlement                                              1,850              --           2,500
     Non-cash investment losses                                        (2,350)             --              --
     Interest income                                                    1,383             926             958
     Interest expense                                                    (255)           (645)         (1,589)
                                                                --------------- --------------- ---------------
     Income (loss) before income taxes and extraordinary loss          14,840          10,849         (62,284)
Income taxes                                                            6,939           7,602            (870)
                                                                --------------- --------------- ---------------
Income (loss) before extraordinary loss                                 7,901           3,247         (61,414)
Extraordinary loss on early extinguishment of debt (net of
   taxes of $1,408)                                                        --           2,113              --
                                                                --------------- --------------- ---------------
Net income (loss)                                                $      7,901    $      1,134    $    (61,414)
                                                                =============== =============== ===============

Basic net income (loss) per common share:
   Income (loss) before extraordinary loss                       $       0.20    $       0.09    $      (2.47)
   Extraordinary loss on early extinguishment of debt            $         --    $      (0.06)   $         --
   Net income (loss) per common share                            $       0.20    $       0.03    $      (2.47)

Weighted average common shares outstanding                             40,262          34,953          24,844

Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss                       $       0.18    $       0.08    $      (2.47)
   Extraordinary loss on early extinguishment of debt            $         --    $      (0.05)   $         --
   Net income (loss) per common share                            $       0.18    $       0.03    $      (2.47)

Weighted average common and common equivalent
   shares outstanding                                                  45,137          43,098          24,844



         The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                           Common Stock        Additional                                Total
                                                      ----------------------     Paid-in      Unearned   Accumulated  Shareholders'
                                                        Shares       Amount      Capital    Compensation   Deficit       Equity
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Balance at January 2, 1998                               30,040    $      30    $  83,090    $  (1,121)   $ (46,648)   $  35,351
Issuance of common stock                                  3,485            3       39,640           --           --       39,643
Purchase and retirement of stock                           (890)          (1)      (3,248)          --           --       (3,249)
Vesting of shares                                            --           --       42,211       (1,045)          --       41,166
Conversion of 1,790 shares of convertible preferred
   stock to common stock                                  7,160            7       11,133           --           --       11,140
Issuance of common stock for business acquisitions          434            1        6,341           --           --        6,342
Issuance of warrants in connection with redeemable
   subordinated debt                                         --           --        3,761           --           --        3,761
Amortization of deferred compensation expense, net
   of forfeitures                                            --           --         (813)         776           --          (37)
Net loss                                                     --           --           --           --      (61,414)     (61,414)
Adjustment to conform THINK New Ideas' fiscal year           --           --           --           --       28,086       28,086
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Balance at January 1, 1999                               40,229    $      40    $ 182,115    $  (1,390)   $ (79,976)   $ 100,789
Issuance of common stock                                  1,631            2       14,978           --           --       14,980
Purchase and retirement of stock                           (350)          --           (3)          --           --           (3)
Issuance of common stock for business acquisitions        1,222            1       22,794           --           --       22,795
Amortization of deferred compensation expense, net
   of forfeitures                                            --           --           --          575          --           575
Net income                                                   --           --           --           --        1,134        1,134
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999                             42,732    $      43    $ 219,884    $    (815)   $ (78,842)   $ 140,270
Issuance of common stock                                  1,298            1       17,176           --           --       17,177
Purchase and retirement of stock                           (172)          --       (1,883)          --           --       (1,883)
Issuance of common stock for business acquisitions          377           --        8,122           --           --        8,122
Amortization of deferred compensation expense, net
   of forfeitures                                            --           --           --          467           --          467
Net income                                                   --           --           --           --        7,901        7,901
                                                      ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 29, 2000                             44,235    $      44    $ 243,299    $    (348)   $ (70,941)   $ 172,054
                                                      =========    =========    =========    =========    =========    =========



         The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Year Ended
                                                                              ----------------------------------------------
                                                                              December 29,     December 31,       January 1,
                                                                                  2000             1999             1999
                                                                              ------------     ------------      -----------
Cash flows from operating activities:
   Net income (loss)                                                           $     7,901      $     1,134      $   (61,414)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss on early exinguishment of debt                                --            2,113               --
       Depreciation and amortization                                                12,589           10,397            7,627
       Provision for doubtful accounts                                              12,982            1,357              939
       Deferred income taxes                                                          (175)          (2,663)          (2,411)
       Investment losses                                                             2,350               --               --
       Gain on litigation settlement                                                (1,850)              --               --
       Compensation charge relating to vesting of shares                                --               --           63,886
       Purchased research and development                                               --               --            5,200
       Impairment of capitalized software                                               --              989               --
       Restructuring costs                                                              --               --              921
Changes in assets and liabilities, net of effects from acquisitions:
     Decrease (increase) in accounts receivable and unbilled revenue                 1,716          (25,648)          (9,354)
     Decrease (increase) in other receivables                                        1,793            5,426           (4,794)
     Increase in prepaid expenses and other current and non-current assets          (8,836)            (294)          (1,169)
     Increase (decrease) in accounts payable                                         1,024           (3,477)             658
     Increase (decrease) in accrued expenses and other liabilities                    (181)          13,571            1,099
     Increase (decrease) in media payable                                           (9,154)           4,408            4,569
                                                                               -----------      -----------      -----------
         Net cash provided by operating activities                                  20,159            7,313            5,757
Cash flows from investing activities:
     Purchases of property and equipment                                            (8,920)          (5,285)          (5,207)
     Sale of property and equipment                                                     --               --              456
     Purchases of short-term investments                                              (500)          (2,432)          (9,650)
     Redemption, sales and maturities of short-term investments                      2,932            1,000            9,312
     Cash used in acquisition of businesses, net of cash acquired                   (4,560)         (10,918)          (4,865)
                                                                               -----------      -----------      -----------
         Net cash used in investing activities                                     (11,048)         (17,635)          (9,954)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                         17,177           14,980           40,587
     Purchase and retirement of common stock                                            --               (3)          (3,249)
     Proceeds from issuance of convertible preferred stock                              --               --            1,100
     Proceeds from revolving credit facility                                            --              400            7,545
     Repayment of revolving credit facility                                             --           (2,177)         (15,250)
     Proceeds from notes payable                                                        --               --              750
     Repayment of notes payable                                                     (1,750)          (4,685)          (7,423)
     Proceeds from redeemable subordinated notes                                        --               --            8,000
     Repayment of  redeemable subordinated notes                                        --           (8,000)              --
                                                                               -----------      -----------      -----------
         Net cash provided by financing activities                                  15,427              515           32,060
                                                                               -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                                24,538           (9,807)          27,863
Cash and cash equivalents at beginning of year                                      27,124           36,931            9,068
                                                                               -----------      -----------      -----------
Cash and cash equivalents at end of year                                       $    51,662      $    27,124      $    36,931
                                                                               -----------      -----------      -----------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $       100      $       546      $     1,177
     Cash paid for income taxes                                                $     9,673      $     8,268      $       352


         The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

   Nature of Business

     Answerthink, Inc. (the "Company" or "Answerthink") is a leading provider of technology-enabled business transformation solutions. The Company brings together multi-disciplinary expertise in benchmarking and research, business transformation, interactive marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply-chain across a variety of industry sectors such as telecommunications, utilities, automotive, financial services, retail, consumer packaged goods, life sciences and manufacturing.

   Principles of Consolidation and Capitalization

     The consolidated financial statements include the accounts of Answerthink and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In February 1999, Answerthink merged with triSpan, Inc. ("triSpan") and in November 1999, Answerthink merged with THINK New Ideas, Inc. ("THINK New Ideas"). The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting. All prior historical consolidated financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of triSpan and THINK New Ideas. Accordingly, financial information presented herein prior to Answerthink's date of incorporation of April 23, 1997 is solely that of triSpan and THINK New Ideas (see Note 2).

     In May 1998, Answerthink completed its initial public offering (the "Offering") whereby it sold 3,324,500 shares of common stock. Net proceeds from the Offering, after expenses, were $38.5 million.

   Fiscal Year

     The Company's fiscal year ends on the Friday closest to December 31. The fiscal year for the Company generally consists of a 52-week period. Fiscal years 2000, 1999 and 1998 ended on December 29, 2000, December 31, 1999 and January 1, 1999, respectively. References to a year in these consolidated financial statements relate to a fiscal year rather than a calendar year. The fiscal year ends of triSpan and THINK New Ideas have been conformed to that of the Company for all periods presented. Prior to the merger with THINK New Ideas, THINK New Ideas used a fiscal year ending June 30. The restated consolidated financial statements for 1997 combined the Company's consolidated financial statements for the year ended January 2, 1998 with THINK New Ideas' consolidated financial statements for the year ended June 30, 1998. Due to the different fiscal year ends, THINK New Ideas' results for the six months ended June 30, 1998 were included in the restated consolidated financial statements for both fiscal years 1998 and 1997. THINK New Ideas' net loss for the six months ended June 30, 1998 was added to the opening balance of accumulated deficit at January 2, 1998 in the accompanying statement of shareholders' equity.

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

                                ANSWERTHINK, INC.

   Short-Term Investments

     The Company did not have short-term investments at December 29, 2000. Short-term investments, consisting of interest bearing, investment-grade securities, have been classified as available-for-sale securities and are recorded at fair market value in the consolidated balance sheet as of December 31, 1999. Any unrealized holding gains or losses on available-for-sale securities are reported as a separate component of shareholders' equity until these gains or losses are realized. The difference between fair market value and cost was not material at December 31, 1999. Realized gains or losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

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

   Other Receivables and Media Payable

     Media payables represent media placement costs due to media providers on behalf of the Company's clients. Amounts in media payables that have been billed to the Company's customers are included in other receivables. The level of media payables and the related receivables vary with the timing of the Company's clients' media campaigns.

   Intangible Assets

     Goodwill, related to business acquisitions, is being amortized over 15 years on a straight-line basis. The Company recorded amortization expense of $6.1 million, $4.3 million and $2.8 million for the years ended December 29, 2000, December 31, 1999 and January 1, 1999, respectively. The carrying value of goodwill is subject to periodic reviews of realizability. The agreements pursuant to which the Company acquired certain companies (see Note 3) included provisions that required the Company to pay additional consideration if the acquired companies met certain goals. The value of any contingent consideration paid was recorded as additional goodwill. Accumulated amortization of goodwill amounted to $13.9 million and $7.8 million at December 29, 2000 and December 31, 1999, respectively.

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

                                ANSWERTHINK, INC.

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

   Income Taxes

     The Company records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to its merger with Answerthink, triSpan was taxed as an S Corporation, and no income tax was provided as the income or loss was included in its shareholders' income tax returns.

   Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation is lower than actual shares issued and outstanding. Included in the common shares outstanding for the basic net income per share computation for the year ended December 29, 2000 are an estimated 1,443,466 shares related to an earn-out to be paid in the Company's common stock in March 2001 (see Note 3).

     Income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the year ended December 29, 2000 and December 31, 1999, potentially dilutive securities included 3,681,880 shares and 6,784,108 shares, respectively, of unvested common stock issued under employment agreements and 1,193,050 shares and 1,360,669 shares, respectively, issuable upon the exercise of stock options and warrants assuming the treasury stock method. Potentially dilutive shares were excluded from the diluted loss per share calculation for the year ended January 1, 1999 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for that year. Potentially dilutive shares that were not included in the diluted loss per share calculations as of January 1, 1999 included 9,508,192 shares of common stock issued under employment agreements.

   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and unbilled revenue, other receivables, accounts payable, accrued expenses and other liabilities, and media payable. At December 29, 2000 and December 31, 1999, the fair value of these instruments approximated their carrying value.

   Concentration of Credit Risk

     The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. For the year ended December 29, 2000, one customer accounted for approximately 11% of net

                                ANSWERTHINK, INC.

revenues. No single customer accounted for more than 5% of net revenues for the years ended December 31, 1999 and January 1, 1999.

   Management's Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standards No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments - an Amendment of FAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the Company's consolidated financial statements as the Company currently does not use derivative instruments.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. FIN 44 did not have an impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have an impact on the Company's consolidated financial statements.

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

     On November 5, 1999, the Company merged with THINK New Ideas, a provider of Internet-focused interactive marketing and branding services to Fortune 500 and other high profile clients. The merger was accomplished through an exchange of 7,550,673 shares of the Company's common stock for all the outstanding shares of common stock of THINK New Ideas. Each outstanding share of common stock of THINK New Ideas was converted into 0.70 shares of the Company's common stock.

                                ANSWERTHINK, INC.

2. Mergers (continued)

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

     Separate results of Answerthink, triSpan, and THINK New Ideas for the years ended December 31, 1999 and January 1, 1999 prior to the consummation of the mergers are as follows (in thousands):

                                                                                       THINK New
                                                       Answerthink      triSpan          Ideas          Combined
                                                      ------------    ------------   -------------   -------------
     Year ended December  31, 1999
       Total revenue                                  $    211,145    $     2,274    $     47,041    $   260,460
       Net income (loss)                              $      5,665    $    (1,016)   $     (3,515)   $     1,134
     Year ended January 1, 1999
       Total revenue                                  $    102,702    $    15,453    $     49,362    $   167,517
       Net loss                                       $    (28,925)   $    (2,732)   $    (29,757)   $   (61,414)

3. Acquisitions and Investing Activities

     During the three year period ended December 29, 2000, the Company acquired nine businesses providing information technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions accounted for as purchase business combinations. Five were completed in 1998 and four were completed in 1999. Aggregate consideration, including contingent consideration earned, for the Acquired Entities was $76.7 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. Contingent consideration earned consisted of shares of common stock and cash of approximately $20.2 million and was based on the Acquired Entities achieving certain performance targets over various periods through March 2001. Contingent consideration was recorded as additional goodwill. Amounts allocated to goodwill are amortized over 15 years. During 2000, the Company recorded a liability of $5.2 million for an earned contingent consideration to be paid in the Company's common stock in March 2001. The amount is included in accrued expenses and other liabilities in the consolidated balance sheet as of December 29, 2000.

     The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for acquisitions made prior to January 2, 1998, and fees and expenses incurred are as follows (in thousands):

                                                                              2000           1999            1998
                                                                         --------------  -------------  -------------
   Fair value of net assets (excluding cash) acquired                       $   (250)      $    (60)       $  5,821
   Goodwill                                                                   18,165         33,773          25,804
   Purchased research and development                                             --             --           5,200
   Common stock issued                                                        (8,122)       (21,435)        (27,577)
   Stock options issued                                                           --         (1,360)             --
   Earn-out payable in common stock                                           (5,233)            --              --
   Notes payable                                                                  --             --          (3,983)
   Accrued expenses and other liabilities                                         --             --            (400)
                                                                         --------------  -------------  -------------
   Cash used in acquisitions of businesses, net of cash acquired            $  4,560       $ 10,918        $  4,865
                                                                         ==============  =============  =============

                                ANSWERTHINK, INC.

3.   Acquisitions and Investing Activities (continued)

     The results of operations of the Acquired Entities are included in the Company's consolidated results of operations from the respective dates of acquisition. Unaudited pro forma condensed results of operations for the year ended December 31, 1999 are presented below as if the acquisitions of the Acquired Entities had occurred on January 2, 1999. For fiscal year 1999, pro forma adjustments include additional amortization expense of $531,000 and interest expense of $78,000. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisitions occurred on January 1, 1999 (in thousands, except per share data):

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   ------------

   Net revenues                                                       $270,628
   Net income                                                         $  1,236
   Net income per common share--basic                                 $    .03
   Net income per common share--diluted                               $    .03

4.   Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                    December 29,   December 31,
                                                        2000           1999
                                                    ------------   ------------

   Equipment                                           $  16,750    $  16,964
   Furniture and fixtures                                  1,416        1,922
   Leasehold improvements                                  7,237        3,579
                                                    ------------   ------------
                                                          25,403       22,465
   Less accumulated depreciation                         (10,748)     (11,274)
                                                    ------------   ------------
                                                       $  14,655    $  11,191
                                                    ============   ============

     Depreciation expense for the years ended December 29, 2000, December 31, 1999 and January 1, 1999 was $5.5 million, $4.5 million and $3.9 million, respectively.

5.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consists of the following (in thousands):

                                                    December 29,   December 31,
                                                        2000           1999
                                                    ------------   ------------

   Accrued compensation and benefits                 $  13,957      $ 14,580
   Accrued merger related expenses                       2,619         7,559
   Earn-out payable in common stock                      5,233            --
   Accrued restructuring related expenses                2,900            --
   Deferred revenue                                      7,818         5,159
   Employee stock purchase plan payable                  2,178         1,957
   Income taxes payable                                     --         1,184
   Other accrued expenses                                4,565         2,626
                                                    ------------   ------------
                                                      $ 39,270      $ 33,065
                                                    ============   ============

                                ANSWERTHINK, INC.

6. Borrowings Under Revolving Credit Facilities

     The Company has a $25.0 million revolving credit facility (the "Credit Facility") which expires on November 28, 2003. Borrowings under this Credit Facility bear interest at varying rates, principally LIBOR plus 1.50-2.00%. The Company's obligation under the Credit Facility is unsecured. No borrowings were outstanding under this line of credit as of December 29, 2000. The Credit Facility contains, among other things, the maintenance of certain financial covenants such as a maximum leverage ratio, minimum level of tangible net worth, minimum ratio of earnings to interest expense and minimum quick ratio.

7. Redeemable Subordinated Notes

     On June 26, 1998, triSpan received $8.0 million from the issuance of 8% Redeemable Subordinated Notes (the "Subordinated Notes"). In connection with the issuance of the Subordinated Notes, triSpan also issued detachable warrants (which were exercised prior to triSpan's merger with Answerthink) to purchase 338,011 shares of common stock with an exercise price of $3.86 per share to the holders of the Subordinated Notes. Using the Black-Scholes options-pricing model, the estimated fair value of the warrants was calculated at $3.8 million and was recorded as a reduction in the carrying amount of the Subordinated Notes, with a corresponding increase in shareholders' equity during 1998. The Subordinated Notes were repaid when triSpan and Answerthink merged, resulting in an extraordinary loss on early extinguishment of debt, net of taxes, of $2.1 million during the year ended December 31, 1999.

8. Lease Commitments

     The Company has operating lease agreements for its premises that expire on various dates through 2015. Rent expense for the years ended December 29, 2000, December 31, 1999 and January 1, 1999 was $6.1 million, $5.2 million and $4.3 million, respectively.

     Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at December 29, 2000 are as follows (in thousands):

            2001                                                   $  9,224
            2002                                                      9,599
            2003                                                      8,468
            2004                                                      7,211
            2005                                                      5,636
            Thereafter                                               35,000
                                                                   --------
                 Total minimum lease payments                      $ 75,138
                                                                   ========

                                ANSWERTHINK, INC.

9. Income Taxes

     The components of the provision for income taxes are as follows (in thousands):

                                                                                  Year Ended
                                                               ------------------------------------------------
                                                               December 29,      December 31,        January 1,
                                                                   2000              1999              1999
                                                               -----------       -----------       ------------
Current tax expense
    Federal                                                    $     5,710       $     8,531       $      1,022
    State                                                            1,404             1,734                519
                                                               -----------       -----------       ------------
                                                                     7,114            10,265              1,541
Deferred tax benefit
    Federal                                                           (388)           (2,184)            (2,385)
    State                                                              213              (479)               (26)
                                                               -----------       -----------       ------------
                                                                      (175)           (2,663)            (2,411)
                                                               -----------       -----------       ------------
Income taxes                                                   $     6,939       $     7,602       $       (870)
                                                               ===========       ===========       ============

     A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                                                                  Year Ended
                                                               ------------------------------------------------
                                                               December 29,      December 31,        January 1,
                                                                   2000              1999              1999
                                                               -----------       -----------       ------------
U.S. statutory rate                                                 35.0%             35.0%             (35.0)%
State income taxes, net of Federal income tax benefit                7.1               7.5                0.7
Stock compensation expense                                            --                --               35.5
Purchased research and development expense                            --                --                2.8
Valuation allowance                                                 (8.4)             (6.0)              (8.0)
Goodwill amortization                                               10.2               8.1                0.9
Merger related expenses                                               --              23.7                1.5
Miscellaneous items, net                                             2.9               1.8                0.2
                                                               -----------       -----------       ------------
Effective rate                                                      46.8%             70.1%              (1.4)%
                                                               ===========       ===========       ============

                                ANSWERTHINK, INC.

9. Income Taxes (continued)

     The components of the net deferred income tax asset are as follows (in thousands):

                                                     December 29,   December 31,
                                                         2000          1999
                                                     -------------  ------------
     Deferred income tax assets
         Purchased research and development             $  1,416      $  1,459
         Allowance for doubtful accounts                   3,914           135
         Net operating loss carryforward                     413         3,708
         Accrued expenses and other liabilities            1,452         1,654
                                                     -------------  ------------
                                                           7,195         6,956
         Valuation allowance                                (202)       (1,444)
                                                     -------------  ------------
                                                           6,993         5,512

     Deferred income tax liabilities
         Depreciation and amortization                      (976)         (460)
         Other items                                      (1,216)         (426)
                                                     -------------  ------------
                                                          (2,192)         (886)
                                                     -------------  ------------
     Net deferred income tax asset                       $ 4,801       $ 4,626
                                                     =============  ============

     An income tax receivable of $4.6 million is included in prepaid expenses and other current assets in the consolidated balance sheet as of December 29, 2000. Current net deferred tax assets of $5.8 million and $3.7 million are included in prepaid expenses and other current assets in the consolidated balance sheets as of December 29, 2000 and December 31, 1999, respectively. A net deferred tax liability of $974,000 is included in accrued expenses and other liabilities in the consolidated balance sheet as of December 29, 2000. A long-term deferred tax asset of $894,000 is included in other assets in the consolidated balance sheet as of December 31, 1999.

     At December 29, 2000 and December 31, 1999, the Company had established a valuation allowance of $202,000 and $1.4 million, respectively, to reduce deferred income tax assets related to net operating loss carryforwards. At December 29, 2000 and December 31, 1999, the Company had $1.0 million and $9.3 million, respectively, of net operating loss carryforwards available. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reduced the valuation allowance by $1.2 million for net operating loss carryforwards utilized during the year ended December 29, 2000.

10. Shareholders' Equity

   Common Stock Subject to Vesting Requirements

     As of December 29, 2000 and December 31, 1999, the Company had outstanding common stock totaling 3,098,238 and 5,411,900, respectively, that are subject to certain vesting criteria. Answerthink sold the shares to its employees at nominal purchase prices per share in connection with Answerthink's formation in 1997. Each employee executed an employment agreement or a stock agreement with the Company providing for, among other things, the manner in which the shares will vest. In general, a certain percentage of shares will begin to vest upon the second anniversary from the purchase date of such shares and will become fully vested either by the fourth or sixth anniversary from the purchase date so long as the holder remains an employee.

                                ANSWERTHINK, INC.

10. Shareholders' Equity (continued)

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

     Shares of common stock subject to vesting requirements were issued in connection with certain acquisitions to the employees of those companies. Employees of the acquired companies vest in these shares over periods up to five years. The market value of the stock at the time of grant was recorded as unearned compensation in a separate component of shareholders' equity and amortized as compensation expense ratably over the vesting periods. At December 29, 2000 and December 31, 1999, there were 200,638 shares and 426,500 shares, respectively, of unvested stock issued and outstanding under these agreements.

     In connection with the initial public offering of THINK New Ideas, certain of its stockholders placed an aggregate of 577,500 shares into escrow to be released upon THINK New Ideas' attainment of certain performance targets pursuant to an escrow agreement. During April 1998, the performance criterion was fulfilled and the escrow shares were released. THINK New Ideas recorded a non-cash charge to earnings of $21.7 million, equal to the fair market value of the escrow shares on April 24, 1998, the date of release.

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

   Common Stock Redemption Agreement

     During May 1998, triSpan entered into a stock redemption agreement (the "Stock Redemption Agreement") with one of triSpan's shareholders. triSpan redeemed 378,886 shares of its common stock for $2.6 million. In addition, the shareholder received a contingent payment of $604,000 in accordance with the terms of the Stock Redemption Agreement, representing a portion of the 1998 litigation settlement (see Note 11). The total amount paid to the shareholder of $3.2 million has been recorded by the Company as a purchase and retirement of common stock.

   Securities Purchase Agreement

     In March 1999, THINK New Ideas entered into a securities purchase agreement (the "Securities Purchase Agreement") with Capital Ventures International and Marshall Capital Management, Inc. (the "Purchasers") whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6 million, 609,799 shares of its common stock at $9.84 per share and warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76.

                                ANSWERTHINK, INC.

10. Shareholders' Equity (continued)

     At any time prior to March 5, 2000 the Purchasers also had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 for $5.0 million and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94.

   Convertible Preferred Stock

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

     For plan years 1998 and 1999, 80,493 and 187,311 shares, respectively, were issued. For plan year 2000, 203,192 shares were issued and 707,192 shares were due to be issued for the six-month purchase period ended December 29, 2000 based on the provisions of the plan. The Company was unable to issue the entire number of subscribed shares as of December 29, 2000 as it would have exceeded the number of plan shares previously authorized by the Company's shareholders. In January 2001, the Company issued to eligible employees 279,004 shares representing the balance of the authorized limit of the plan. In order to maintain this benefit for the employees, the Company issued to eligible employees stock options for the remaining shares that could not be issued due to the authorized limits. The stock options vested immediately with an exercise price equal to the purchase price that would have been available under the Employee Stock Purchase Plan. The Company also issued stock options for the shares that employees subscribed to for the six-month purchase period ended June 30, 2001. The Company will record non-cash compensation charges in 2001 of approximately $2.6 million after tax ($1.6 million in the first quarter of 2001 and $1.0 million in the second quarter of 2001 based on the vesting provisions of the options) for the difference between the fair market value of the stock on the option grant date and the exercise price.

     The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over periods ranging from four years to six years with a maximum term of 10 years. The Company has authorized 17,723,850 shares of common stock for option grants.

                                ANSWERTHINK, INC.

10.   Shareholders' Equity (continued)

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans the Company's consolidated net income (loss) and net income (loss) per share for the years ended December 29, 2000, December 31, 1999 and January 1, 1999 would have been reduced to the pro forma amounts indicated as follows (in thousands, except per share data):

                                                                             Year Ended
                                                             -------------------------------------------
                                                              December 29,   December 31,   January 1,
                                                                  2000           1999          1999
                                                             -------------  ------------- --------------
    Net income (loss)
         As reported                                            $  7,901       $  1,134      $ (61,414)
         Pro forma                                              $     81       $ (7,816)     $ (63,988)
    Basic net income (loss) per common share
         As reported                                            $   0.20       $   0.03      $   (2.47)
         Pro forma                                              $   0.00       $  (0.22)     $   (2.58)
    Diluted net income (loss) per common share
         As reported                                            $   0.18       $   0.03      $   (2.47)
         Pro forma                                              $   0.00       $  (0.22)     $   (2.58)

     The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

                                                                               Year Ended
                                                             ----------------------------------------------
                                                              December 29,     December 31,     January 1,
                                                                  2000             1999            1999
                                                             ---------------  ---------------  ------------
    Expected volatility                                           100%              96%              72%
    Average expected option life                                 4 years          4 years          4 years
    Risk-free rate                                                5.5%             5.6%             5.7%
    Dividend yield                                                 0%               0%               0%

     Stock option activity under the Company's stock option plans is summarized as follows:

                                                                          Year Ended
                                        -------------------------------------------------------------------------------
                                            December 29, 2000          December 31, 1999           January 1, 1999
                                        --------------------------  -------------------------  ------------------------
                                                        Weighted                   Weighted                    Weighted
                                                        Average                    Average                     Average
                                           Option       Exercise       Option      Exercise        Option      Exercise
                                           Shares        Price         Shares       Price          Shares       Price
                                        -------------  ----------   ------------  ----------   -------------  ---------
    Outstanding at beginning of year      7,351,535      $ 16.58      4,511,096     $ 12.31       2,174,604    $ 7.47
        Granted                           6,312,584        23.08      4,772,630       20.02       3,097,622     14.84
        Exercised                          (485,520)        7.84       (644,974)       8.90         (94,376)     6.30
        Canceled                         (3,307,346)       20.35     (1,287,217)      18.30        (666,754)     9.11
                                        -------------  ----------   ------------  ----------   -------------  ---------
    Outstanding at end of year            9,871,253      $ 19.84      7,351,535     $ 16.58       4,511,096    $12.31
                                        =============  ==========   ============  ==========   =============  =========
    Weighted average fair value of
       options granted during
       the period                       $     16.22                  $    13.97                  $     7.85
                                        -------------               -------------              -------------

                                ANSWERTHINK, INC.

10. Shareholders' Equity (continued)

     The following table summarizes information about the Company's stock options outstanding at December 29, 2000:

                                            Options Outstanding                            Options Exercisable
                           ------------------------------------------------------  ------------------------------------
                                             Weighted Average
                                                Remaining
      Range of Exercise        Number          Contractual      Weighted Average       Number        Weighted Average
           Prices            Outstanding       Life (Years)      Exercise Price      Exercisable      Exercise Price
     --------------------  ----------------  -----------------  -----------------  ----------------  ------------------
        $1.16 - $2.50            326,998           6.3                $  2.48          181,183             $   2.50
        $4.66 - $6.37            530,080           7.1                $  5.70          240,292             $   5.74
        $7.08 - $10.46           566,969           7.6                $  9.39          140,361             $   8.91
       $10.67 - $16.38         1,658,587           7.6                $ 13.49          431,159             $  11.56
       $16.50 - $18.75         2,485,398           8.2                $ 17.62          290,370             $  17.77
       $19.25 - $24.50         1,225,138           8.1                $ 21.57           97,829             $  20.39
       $25.25 - $28.00         1,029,119           7.8                $ 27.36          182,624             $  26.84
       $28.25 - $34.25         2,048,964           8.5                $ 32.22           48,250             $  29.02
                           ----------------  -----------------  -----------------  ----------------  ------------------
                               9,871,253           7.9                $ 19.84        1,612,068             $  13.35
                           ================  =================  =================  ================  ==================

11. Litigation

     In July 1998, the Company settled litigation in which they were the plaintiffs in a lawsuit over tradename infringement. Pursuant to the settlement agreement, the Company received $2.5 million in cash.

     On September 25, 1998, Michael R. Farrell, a shareholder of THINK New Ideas, filed a class action suit, Farrell v. THINK New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against THINK New Ideas, Ronald Bloom, a former officer of THINK New Ideas and a former member of the Company's Board of Directors, Melvin Epstein and Scott Mednick, both former officers of THINK New Ideas. The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of THINK New Ideas' common stock in the class period from November 14, 1997, through September 21, 1998.

     On various dates in October 1998, six additional class action suits were filed in the same court against the same parties by six different individuals, each representing a class of purchasers of THINK New Ideas' common stock. All seven of these lawsuits were consolidated by order of the court dated December 15, 1998 into one action titled In Re: THINK New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

     Pursuant to an order of the court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "Consolidated Complaint"). The Consolidated Complaint superceded all prior complaints in all of the cases and served as the operative complaint in the consolidated class action. The Consolidated Complaint was filed on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The Consolidated Complaint contained substantially similar allegations as the complaint filed by Farrell, including that THINK New Ideas and certain of its current and former officers and directors disseminated materially false and misleading information about THINK New Ideas' financial position and results of operations through certain public statements and in certain documents filed by THINK New Ideas with the Securities and Exchange Commission; that these statements and documents caused the market price of THINK New Ideas' common stock to be artificially inflated; that the plaintiffs purchased shares of common stock at such artificially inflated prices and, as a consequence of such purchases suffered damages. The relief sought in the Consolidated Complaint was unspecified, but included a plea for compensatory damages and interest, punitive damages, reasonable costs and expenses, including attorneys' fees and expert fees and such other relief as the court deemed just and proper.

                                ANSWERTHINK, INC.

11. Litigation (continued)

     This lawsuit became the Company's responsibility upon the merger of Answerthink and THINK New Ideas. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds. The plaintiffs filed a motion in opposition. On March 15, 2000, the court granted the defendant's motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the "Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. No schedule has been set for the completion of discovery or for further proceedings. The Company believes there are meritorious defenses to the claims made in the Second Amended Complaint and intends to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

12. Related Party Transactions

     During 2000 and 1999, the Company recognized approximately $16.7 million and $2.1 million, respectively, in sales to related parties in which the Company has non-controlling equity interests or whereby a director of the Company holds equity interests in such clients. The Company had gross receivables due from these entities of approximately $7.9 million and $644,000 at December 29, 2000 and December 31, 1999, respectively.

13. Quarterly Financial Information (unaudited)

     The following table presents unaudited supplemental quarterly financial information for the years ended December 29, 2000 and December 31, 1999 (in thousands, except per share data):

                                                                             Quarter Ended
                                                      -------------------------------------------------------------
                                                        March 31,       June 30,      September 29,   December 29,
                                                          2000            2000            2000            2000
                                                      --------------  --------------  -------------- --------------
Net revenues                                             $  76,297       $  81,729       $  84,064      $  69,046
Income (loss) from operations                                8,805           9,798          10,923        (15,314)
Income (loss) before income taxes                            9,077          11,815          11,200        (17,252)
Net income (loss)                                            5,355           6,971           6,608        (11,033)

Basic net income (loss) per common share                 $    0.14       $    0.17       $    0.16      $   (0.26)

Diluted net income (loss) per common share               $    0.12       $    0.16       $    0.15      $   (0.26)

                                ANSWERTHINK, INC.

13. Quarterly Financial Information (unaudited) (continued)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to this Item is incorporated herein to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this Item is incorporated herein to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information responsive to this Item is incorporated herein to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to this Item is incorporated herein to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Form:

1.   Exhibits: See Index to Exhibits on page 43.

     The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

2.   Financial Statement Schedules.

     Schedules have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 28th day of March, 2001.

                                        ANSWERTHINK, INC.

                                        By: /s/ Ted A. Fernandez
                                           ---------------------------------
                                            Ted A. Fernandez
                                            Chief Executive Officer and Chairman

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

              Signatures                                       Title                                 Date
              ----------                                       -----                                 ----
/s/ Ted A. Fernandez                          Chief Executive Officer and Chairman              March 28, 2001
----------------------------------------      (Principal Executive Officer)
     Ted A. Fernandez

/s/ John F. Brennan                           Executive Vice President, Finance and Chief       March 28, 2001
----------------------------------------      Financial Officer (Principal Financial and
     John F. Brennan                          Accounting Officer)

/s/ Allan R. Frank                            President and Director                            March 28, 2001
----------------------------------------
     Allan R. Frank

/s/ David N. Dungan                           Chief Operating Officer and Director              March 28, 2001
----------------------------------------
     David N. Dungan

/s/ Ulysses S. Knotts, III                    Executive Vice President, Chief Sales and         March 28, 2001
----------------------------------------      Marketing Officer and Director
     Ulysses S. Knotts, III

/s/ Robert Bahash                             Director                                          March 28, 2001
----------------------------------------
     Robert Bahash

                                              Director
----------------------------------------
     Edwin A. Huston

/s/ Jeffrey Keisling                          Director                                          March 28, 2001
----------------------------------------
     Jeffrey Keisling

/s/ William C. Kessinger                      Director                                          March 28, 2001
----------------------------------------
     William C. Kessinger

/s/ Fernando Montero                          Director                                          March 28, 2001
----------------------------------------
     Fernando Montero

/s/ Bruce Rauner                              Director                                          March 28, 2001
----------------------------------------
     Bruce Rauner

                                              Director
----------------------------------------
     Alan Wix

                                INDEX TO EXHIBITS

Exhibit
  No.                               Exhibit Description

3.1         Second Amended and Restated Articles of Incorporation of the
            Registrant, as amended
3.2         Form of Amended and Restated Bylaws of the Registrant, as amended
9.1*        Shareholders Agreement dated April 23, 1997 among the Registrant,
            GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and
            Miller and certain other shareholders of the Registrant parties thereto
9.2*        Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3*        Letter Agreement dated as of March 15, 1998 to amend Shareholders
            Agreement
9.4*        Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller
10.1*       Purchase Agreement dated April 23, 1997 among the Registrant, GTCR
            V, MG, Gator and Tara
10.2*       Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital
10.3*       Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4*       Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates,
            Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and
            certain other shareholders of the Registrant named therein
10.5*       Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former
            shareholders of RTI
10.6*       Registrant's 1998 Stock Option and Incentive Plan
10.7*       Form of Senior Management Agreement dated April 23, 1997 between the
            Registrant and each of Messrs. Fernandez, Frank and Knotts
10.8        Senior Management Agreement dated July 11, 1997 between the
            Registrant and Mr. Dungan
10.9*       Form of Employment Agreement to be entered into between the
            Registrant and each of Messers. Fernandez, Frank and Knotts
10.10*      Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated
            April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.11*      Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.12*      Amendment to Certain Senior Management Agreements dated March 27,
            1998 among the Company, the Board of Directors and each of Messrs.
            Fernandez, Frank, Knotts and Dungan
10.13*      Second Amendment to Certain Senior Management Agreements among the
            Company, the Board of Directors and each of Messrs. Fernandez,
            Frank, Knotts and Dungan
10.14**     AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.15***    Employment Agreement dated March 23, 1999 between the Registrant and
            Mr. Brennan
10.16***    Restricted Stock Agreement dated July 31, 1997 between the
            Registrant and Mr. Brennan
10.17***    Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.18***    Form of Senior Management Agreement dated July 31, 1997 between the
            Registrant and Mr. Brennan
10.19+      Agreement and Plan of Merger dated as of June 24, 1999 by and among
            THINK New Ideas, Inc., AnswerThink Consulting Group, Inc. and Darwin
            Acquisition Corp.
10.20+      Company Voting Agreement dated as of June 24, 1999 by and among
            AnswerThink Consulting Group, Inc., Darwin Acquisition Corp. and the
            Stockholders of THINK New Ideas, Inc.
10.21+      Acquiror Voting Agreement dated as of June 24, 1999 by and among
            THINK New Ideas, Inc. and the Stockholders of AnswerThink Consulting
            Group, Inc.
10.22+      Stock Option Agreement dated as of June 24, 1999 between THINK New
            Ideas, Inc. and AnswerThink Consulting Group, Inc.
10.23++     Securities Purchase Agreement by and among THINK New Ideas, Inc.,
            Capital Ventures International and Marshall Capital Management, Inc.
10.24++     Registration Rights Agreement dated as of March 3, 1999 by and among
            THINK New Ideas, Inc., Capital Ventures International and Marshall
            Capital Management, Inc.
10.25       Revolving Credit Agreement dated as of November 30, 2000 among
            Answerthink, Inc. and Fleet National Bank
21.1        Subsidiaries of the Registrant
23.1        Consent of PricewaterhouseCoopers LLP

23.1.1      Consent of PricewaterhouseCoopers LLP
23.2        Consent of Ernst & Young LLP
23.2.1      Consent of Ernst & Young LLP
23.3        Consent of Arthur Andersen LLP



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