Form 10-Q
period 2001-03-30
ANSWERTHINK INC
filed 2001-05-14
CIK 1057379

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 30, 2001

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

     As of March 30, 2001, there were 45,240,866 shares of common stock outstanding.

================================================================================

                                Answerthink, Inc.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

Item 1.   Financial Statements

    Consolidated Balance Sheets as of March 30, 2001 and December 29, 2000                               3

    Consolidated Statements of Operations for the Quarter ended March 30, 2001 and
       March 31, 2000                                                                                    4

    Consolidated Statements of Cash Flows for the Quarter Ended March 30, 2001 and
       March 31, 2000                                                                                    5

    Notes to Consolidated Financial Statements                                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    10

PART II      OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             11

Item 6.   Exhibits and Reports on Form 8-K                                                              11


SIGNATURES                                                                                              12

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                                Answerthink, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 March 30,     December 29,
                                                                                   2001           2000
                                                                                -----------    ------------
                                                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  40,129      $  51,662
   Accounts receivable and unbilled revenue, net of allowance of $12,651 and
   $11,122 in 2001 and 2000, respectively                                           60,771         59,706
   Other receivables                                                                 4,051          3,547
   Prepaid expenses and other current assets                                        15,427         15,044
                                                                                 ---------      ---------
      Total current assets                                                         120,378        129,959

Property and equipment, net                                                         17,438         14,655
Other assets                                                                         1,381          1,450
Goodwill, net                                                                       80,955         82,612
                                                                                 ---------      ---------
      Total assets                                                               $ 220,152      $ 228,676
                                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   9,375      $  10,006
   Accrued expenses and other liabilities                                           24,751         39,270
   Media payable                                                                     4,902          7,346
                                                                                 ---------      ---------
      Total current liabilities                                                     39,028         56,622

Commitments and contingencies

Shareholders' equity
   Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
     outstanding                                                                      --             --
   Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  45,240,866 shares at March 30, 2001; 44,234,837 shares at
     December 29, 2000                                                                  45             44
   Additional paid-in capital                                                      254,282        243,299
   Unearned compensation                                                            (2,062)          (348)
   Accumulated deficit                                                             (71,141)       (70,941)
                                                                                 ---------      ---------
      Total shareholders' equity                                                   181,124        172,054
                                                                                 ---------      ---------
      Total liabilities and shareholders' equity                                 $ 220,152      $ 228,676
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

                                Answerthink, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                         Quarter Ended
                                                                     ----------------------
                                                                     March 30,     March 31,
                                                                       2001          2000
                                                                     ---------     ---------
Net revenues                                                         $ 72,015      $ 76,297
Costs and expenses:
   Project personnel and expenses                                      45,381        44,741
   Selling, general and administrative expenses                        24,401        22,538
   Stock compensation expense                                           3,031           213
                                                                     --------      --------
      Total costs and operating expenses                               72,813        67,492
                                                                     --------      --------
   Income (loss) from operations                                         (798)        8,805
Other income (expense):
   Interest income                                                        476           359
   Interest expense                                                       (42)          (87)
                                                                     --------      --------
Income (loss) before income taxes                                        (364)        9,077
Income taxes                                                             (164)        3,722
                                                                     --------      --------
Net income (loss)                                                    $   (200)     $  5,355
                                                                     ========      ========

Basic net income (loss) per common share                             $   --        $   0.14
Weighted average common shares outstanding                             42,181        37,818

Diluted net income (loss) per common share                           $   --        $   0.12
Weighted average common and common equivalent shares outstanding       42,181        45,055

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                Answerthink, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Quarter Ended
                                                                                -----------------------
                                                                                March 30,     March 31,
                                                                                  2001          2000
                                                                                ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                            $   (200)     $  5,355
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Non-cash compensation expense                                                 3,031           213
     Depreciation and amortization                                                 2,981         2,669
     Provision for doubtful accounts                                               1,529           104
     Deferred income taxes                                                          --             454
   Changes in assets and liabilities, net of effects from acquisitions:
     Increase in accounts receivable and unbilled revenue                         (2,593)       (8,350)
     Decrease (increase) in other receivables                                       (504)          746
     Increase in prepaid expenses and other assets                                  (428)       (1,175)
     Increase (decrease) in accounts payable                                        (630)        4,415
     Decrease in accrued expenses and other liabilities                           (9,287)       (6,264)
     Decrease in media payable                                                    (2,445)       (6,331)
                                                                                --------      --------
         Net cash used in operating activities                                    (8,546)       (8,164)

Cash flows from investing activities:
   Purchases of property and equipment                                            (4,089)       (1,935)
   Purchases of short-term investments                                              --            (500)
   Sales and redemptions of short-term investments                                  --           2,020
   Cash used in acquisition of businesses, net of cash acquired                     --          (4,317)
                                                                                --------      --------
         Net cash used in investing activities                                    (4,089)       (4,732)

Cash flows from financing activities:
   Proceeds from issuance of common stock                                          1,102        10,532
   Repayment of notes payable                                                       --          (1,000)
                                                                                --------      --------
         Net cash provided by financing activities                                 1,102         9,532
                                                                                --------      --------

Net decrease in cash and cash equivalents                                        (11,533)       (3,364)
Cash and cash equivalents at beginning of period                                  51,662        27,124
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $ 40,129      $ 23,760
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

         In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2000 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 30, 2001 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

2. Net Income (Loss) Per Common Share

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation are lower than actual shares issued and outstanding.

         Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended March 30, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter. Potentially dilutive shares which were not included in the diluted loss per share calculation for the quarter ended March 30, 2001 include 3,062,497 shares of unvested common stock issued under employment agreements and 851,921 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method.

         For the quarter ended March 31, 2000, potentially dilutive securities included 5,345,129 shares of unvested common stock issued under employment agreements and 1,892,218 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

3. Non-Cash Transactions

         During 2000, the Company recorded a liability of $5.2 million for an earned contingent consideration to be paid in the Company's common stock in March 2001. This amount was included in accrued expenses and other liabilities in the consolidated balance sheet as of December 29, 2000. In March 2001, the Company issued 755,374 shares of the Company's common stock for the earned contingent consideration.

                                Answerthink, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (unaudited)

4. Stock Compensation Expense

         In the first quarter of 2001, the Company granted stock options to participants in the Company's Employee Stock Purchase Plan. These options were granted in replacement of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $2.8 million in the first quarter of 2001 (and will record a non-cash compensation charge of approximately $1.8 million in the second quarter of 2001) based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price.

5. Litigation

         THINK New Ideas, Inc. ("THINK New Ideas") and three of its former officers are defendants in a consolidated class action filed in federal court in New York. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a
Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. No schedule has been set for the completion of discovery or for further proceedings. The Company believes there are meritorious defenses to the claims made in the Second Amended Complaint and intends to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

OVERVIEW

         Answerthink is a leading provider of technology-enabled business transformation solutions. We bring together multi-disciplinary expertise in benchmarking and research, business transformation, interactive marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply-chain across a variety of industry sectors such as telecommunications, utilities, automotive, financial services, retail, consumer packaged goods, life sciences and manufacturing.

Results of Operations

         The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                   Quarter Ended
                                                    ----------------------------------------------
                                                          March 30,               March 31,
(dollars in thousands)                                      2001                     2000
                                                    ---------------------     --------------------
Net revenues                                        $ 72,015        100.0%    $ 76,297       100.0%
Costs and expenses:
   Project personnel and expenses                     45,381         63.0%      44,741        58.6%
   Selling, general and administrative expenses       24,401         33.9%      22,538        29.6%
   Stock compensation expense                          3,031          4.2%         213         0.3%
                                                    ---------------------     --------------------
      Total costs and operating expenses              72,813        101.1%      67,492        88.5%
                                                    ---------------------     --------------------
Income (loss) from operations                           (798)        (1.1%)      8,805        11.5%
Other income (expense):
   Interest income, net                                  434          0.6%         272         0.4%
                                                    ---------------------     --------------------
Income (loss) before income taxes                       (364)        (0.5%)      9,077        11.9%
Income taxes                                            (164)        (0.2%)      3,722         4.9%
                                                    ---------------------     --------------------
Net income (loss)                                   $   (200)        (0.3%)   $  5,355         7.0%
                                                    =====================     ====================

         Net Revenues. Net revenues for the quarter ended March 30, 2001 decreased by $4.3 million or 5.6% compared to the quarter ended March 31, 2000. The decrease in net revenues was primarily attributable to a decrease in the number of customers resulting from reduced demand for information technology services. For the quarter ended March 30, 2001, three customers each had revenues greater than 5% of total net revenues. In the aggregate, these three customers accounted for approximately 29% of total net revenues. No single customer accounted for more than 5% of net revenues for the quarter ended March 31, 2000.

         Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses for the quarter ended March 30, 2001 increased by 1.4% to $45.4 million compared to $44.7 million in the quarter ended March 31, 2000. The increase in project personnel and expenses was the result of an increase in average salaries, partially offset by a decrease in the number of consultants. Project personnel and expenses as a percentage of net revenues increased to 63.0% in the quarter ended March 30, 2001 from 58.6% in the comparable quarter of 2000. The increase in project personnel costs and expenses as a percentage of net revenues was primarily due to the lower revenue levels in 2001 which resulted in lower consultant utilization.

         Selling, General and Administrative. Selling, general and administrative expenses increased 8.3% to $24.4 million in the quarter ended March 30, 2001 from $22.5 million in the quarter ended March 31, 2000. The increase in selling, general and administrative expenses primarily related to an increase in bad debt expense. Selling, general and administrative expenses as a percentage of net revenues increased to 33.9% in the quarter ended March 30, 2001 from 29.6% in the comparable quarter of 2000. The increase in selling, general and administrative expenses as a percentage of net revenues was attributable to the higher bad debt expense as well as the lower revenue levels during 2001.

         Stock Compensation Expense. Stock compensation expense in the first quarter of 2001 primarily related to the granting of stock options to participants in our Employee Stock Purchase Pan. These stock options were granted in replacement of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending on December 31, 2000 and June 30, 2001. We recorded a non-cash compensation charge of $2.8 million in the quarter ended March 30, 2001 (and will record approximately $1.8 million in the second quarter of 2001) based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price.

         Income Taxes. Our effective tax rate for the first quarter of 2001 was 45% compared to an effective tax rate of 41% for the first quarter of 2000. The higher effective tax rate for the first quarter of 2001 was the result of an increase in the impact of permanent differences on the tax rate as a result of lower pretax income.

Liquidity and Capital Resources

         We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility for $25.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a maximum leverage ratio, minimum level of tangible net worth, minimum ratio of earnings to interest expense and minimum quick ratio. At March 30, 2001, we had no borrowings under this credit facility. At March 30, 2001, we had approximately $40.1 million in cash and cash equivalents compared to $51.7 million at December 29, 2000.

         Net cash used in operating activities was $8.5 million for the quarter ended March 30, 2001 compared to $8.2 million used in operating activities during the comparable period of 2000. During the quarter ended March 30, 2001, net cash used in operating activities was primarily attributable to a $9.3 million decrease in accrued expenses and other liabilities, a $2.4 million decrease in media payable and a $2.5 million increase in accounts receivable and unbilled revenue, partially offset by non-cash expenses of $7.4 million. During the quarter ended March 31, 2000, net cash used in operating activities was primarily attributable to a $8.4 million increase in accounts receivable and unbilled revenue, a $6.3 million decrease in accrued expenses and other liabilities and a $6.3 million decrease in media payable, partially offset by our net income of $5.4 million and non-cash expenses of $3.0 million. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns.

         Net cash used in investing activities was $4.1 million for the quarter ended March 30, 2001 compared to $4.7 million used during the comparative period of 2000. The use of cash for investing activities in 2001 was attributable to $4.1 million of purchases of property and equipment. During 2000, the primary uses of cash in investing activities were $4.3 million of additional contingent consideration paid for certain prior acquisitions and $1.9 million of purchases of property and equipment, offset by net sales and redemptions of short-term investments of $1.5 million.

         Net cash provided by financing activities was $1.1 million for the quarter ended March 30, 2001 compared to $9.5 million provided by financing activities during the comparable period of 2000. The source of cash from financing activities during 2001 was $1.1 million of proceeds from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan. During 2000, the primary source of cash from financing activities was $10.5 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our Employee Stock Purchase Plan, partially offset by $1.0 million repayment of notes payable.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         THINK New Ideas and three of its former officers are defendants in a consolidated class action filed in federal court in New York. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the Court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. No schedule has been set for the completion of discovery or for further proceedings. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

Item 6.    Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed by Answerthink during the quarter ended March 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Answerthink, Inc.

Date:  May 14, 2001               By: /s/ John F. Brennan
                                      ----------------------------------
                                      John F. Brennan
                                      Executive Vice President and Chief
                                      Financial Officer