Form 10-Q
period 2001-06-29
ANSWERTHINK INC
filed 2001-08-10
CIK 1057379

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 29, 2001

                                      OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _______

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

  As of June 29, 2001, there were 45,359,344 shares of common stock outstanding.


================================================================================

                               ANSWERTHINK, INC.

                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of June 29, 2001 and December 29, 2000........3

  Consolidated Statements of Operations for the Quarter ended June 29, 2001 and June 30, 2000 and for the Six Months Ended June 29, 2001 and
    June 30, 2000..............................................................4

  Consolidated Statements of Cash Flows for the Six Months Ended
    June 29, 2001 and June 30, 2000............................................5

  Notes to Consolidated Financial Statements...................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........11


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................12


SIGNATURES....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ANSWERTHINK, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                      JUNE 29,          DECEMBER 29,
                                                                                        2001                2000
                                                                                   --------------      --------------
                                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $   43,526          $   51,662
  Accounts receivable and unbilled revenue, net of allowance of $12,700 and
  $11,122 in 2001 and 2000, respectively                                                 52,280              59,706
  Other receivables                                                                         962               3,547
  Prepaid expenses and other current assets                                              16,352              15,044
                                                                                   --------------      --------------
     Total current assets                                                               113,120             129,959

Property and equipment, net                                                              18,526              14,655
Other assets                                                                              1,436               1,450
Goodwill, net                                                                            79,275              82,612
                                                                                   --------------      --------------
     Total assets                                                                    $  212,357          $  228,676
                                                                                   ==============      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $    5,952          $   10,006
  Accrued expenses and other liabilities                                                 21,422              39,270
  Media payable                                                                           1,537               7,346
                                                                                   --------------      --------------
     Total current liabilities                                                           28,911              56,622

Commitments and contingencies

Shareholders' equity
  Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
    outstanding                                                                              --                  --
  Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  45,359,344  shares at June 29, 2001; 44,234,837 shares at
    December 29, 2000                                                                        45                  44
  Additional paid-in capital                                                            254,592             243,299
  Unearned compensation                                                                    (115)               (348)
  Accumulated deficit                                                                   (71,076)            (70,941)
                                                                                   --------------      --------------
     Total shareholders' equity                                                         183,446             172,054
                                                                                   --------------      --------------
     Total liabilities and shareholders' equity                                      $  212,357          $  228,676
                                                                                   ==============      ==============



  The accompanying notes are an integral part of the consolidated financial statements.

                               ANSWERTHINK, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                 QUARTER ENDED                     SIX MONTHS ENDED
                                                          -------------------------------     -------------------------------
                                                            JUNE 29,          JUNE 30,          JUNE 29,          JUNE 30,
                                                              2001              2000              2001              2000
                                                          -------------     -------------     -------------     -------------
Net revenues                                                $  65,276         $  81,729         $ 137,291         $ 158,026
Costs and expenses:
 Project personnel and expenses                                40,668            46,738            86,049            91,479
 Selling, general and administrative expenses                  23,600            24,980            48,001            47,518
 Stock compensation expense                                     1,613               213             4,644               426
                                                          -------------     -------------     -------------     -------------
   Total costs and operating expenses                          65,881            71,931           138,694           139,423
                                                          -------------     -------------     -------------     -------------
 Income (loss) from operations                                   (605)            9,798            (1,403)           18,603
Other income (expense):
 Litigation settlement                                             --             1,850                --             1,850
 Interest income                                                  259               237               735               596
 Interest expense                                                 (42)              (70)              (84)             (157)
                                                          -------------     -------------     -------------     -------------
Income (loss) before income taxes                                (388)           11,815              (752)           20,892
Income taxes                                                     (453)            4,844              (617)            8,566
                                                          -------------     -------------     -------------     -------------
Net income (loss)                                           $      65         $   6,971         $    (135)        $  12,326
                                                          =============     =============     =============     =============
Basic net income (loss) per common share                    $      --         $    0.17         $      --         $    0.32
Weighted average common shares outstanding                     44,030            39,982            43,106            38,900

Diluted net income (loss) per common share                  $      --         $    0.16         $      --         $    0.27
Weighted average common and common equivalent shares
 outstanding                                                   46,214            44,742            43,106            44,899



   The accompanying notes are an integral part of the consolidated financial statements.

                               ANSWERTHINK, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                   SIX MONTHS ENDED
                                                                                          ----------------------------------
                                                                                             JUNE 29,            JUNE 30,
                                                                                               2001                2000
                                                                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                          $     (135)         $   12,326
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Non-cash compensation expense                                                                 4,644                 426
   Depreciation and amortization                                                                 6,035               5,580
   Provision for doubtful accounts                                                               2,732                 380
   Gain on litigation settlement                                                                    --              (1,850)
   Deferred income taxes                                                                           (83)              1,045
 Changes in assets and liabilities, net of effects from acquisitions:
   Decrease (increase) in accounts receivable and unbilled revenue                               4,694             (10,304)
   Decrease (increase) in other receivables                                                      2,585              (2,662)
   Increase in prepaid expenses and other assets                                                (1,440)             (1,906)
   Decrease in accounts payable                                                                 (4,054)             (2,020)
   Decrease in accrued expenses and other liabilities                                          (12,616)             (3,250)
   Decrease in media payable                                                                    (5,809)             (6,164)
                                                                                          --------------      --------------
      Net cash used in operating activities                                                     (3,447)             (8,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                           (6,532)             (3,957)
  Purchases of short-term investments                                                               --                (500)
  Sales and redemptions of short-term investments                                                   --               2,932
  Cash used in acquisition of businesses, net of cash acquired                                      --              (4,317)
                                                                                           --------------      --------------
      Net cash used in investing activities                                                     (6,532)             (5,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                         1,843              11,459
  Repayment of notes payable                                                                        --              (1,000)
                                                                                          --------------      --------------
      Net cash provided by financing activities                                                  1,843              10,459
                                                                                          --------------      --------------
Net decrease in cash and cash equivalents                                                       (8,136)             (3,782)
Cash and cash equivalents at beginning of period                                                51,662              27,124
                                                                                          --------------      --------------
Cash and cash equivalents at end of period                                                  $   43,526          $   23,342
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

     In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2000 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 29, 2001 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

     Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarters ended June 29, 2001 and June 30, 2000, potentially dilutive securities included 1,232,300 and 3,861,178 shares, respectively, of unvested common stock issued under employment agreements and 951,157 and 899,243 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

     Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended June 29, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the six months ended June 29, 2001. Potentially dilutive shares which were not included in the diluted loss per share calculation for the six months ended
June 29, 2001 include 2,147,399 shares of unvested common stock issued under employment agreements and 901,539 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the six months ended June 30, 2000, potentially dilutive securities included 4,603,154 shares of unvested common stock issued under employment agreements and 1,395,730 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

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

                               ANSWERTHINK, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


4. STOCK COMPENSATION EXPENSE

     In 2001, the Company granted stock options to participants in the Company's Employee Stock Purchase Plan. These options were granted in replacement of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $1.4 million and $4.2 million in the quarter and first six months ended June 29, 2001, respectively, based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. The options fully vested on June 30, 2001. Therefore, operating results in future periods will not be impacted by this special grant.

5. STOCK OPTIONS

     On June 27, 2001 the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company's employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company's common stock or incentive stock options to purchase the Company's common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company's common stock equal in number to 66 2/3% of the number of options tendered and accepted for exchange. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options will be the last reported sale price of the Company's common stock on the Nasdaq Stock Market's National Market on their grant date. As of June 27, 2001, options for 12,331,757 shares of the Company's common stock would have been eligible for participation in the program.

6. INCOME TAXES

     Our effective tax rate for the first six months of 2001 was 82% compared to an effective tax rate of 41% for the comparable period of 2000. The higher effective tax rate for 2001 was the result of an increase in the impact of permanent differences on the tax rate as a result of lower pretax income.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what effect these statements will have on the Company's consolidated results of operations and financial position.

                               ANSWERTHINK, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


8. LITIGATION

     THINK New Ideas, Inc. ("THINK New Ideas") and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. A scheduling order has been entered and the deadline for discovery is October 26, 2001. No trial date has been set. The Company believes there are meritorious defenses to the claims made in the Second Amended Complaint and intends to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-3 (Registration Form 333-32342). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Answerthink is a leading provider of technology-enabled business transformation solutions. We bring together multi-disciplinary expertise in benchmarking and research, business transformation, interactive marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply-chain, as well as across a variety of industry sectors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                QUARTER ENDED                            SIX MONTHS ENDED
                                                 ----------------------------------------   ---------------------------------------
(dollars in thousands)                              JUNE 29, 2001        JUNE 30, 2000          JUNE 29, 2001       JUNE 30, 2000
                                                 -------------------- --------------------  -------------------- -------------------
Net revenues                                      $ 65,276    100.0%   $ 81,729    100.0%    $137,291    100.0%   $158,026   100.0%
Costs and expenses:
 Project personnel and expenses                     40,668     62.3%     46,738     57.2%      86,049     62.7%     91,479    57.9%
 Selling, general and administrative expenses       23,600     36.2%     24,980     30.5%      48,001     34.9%     47,518    30.1%
 Stock compensation expense                          1,613      2.4%        213      0.3%       4,644      3.4%        426     0.3%
                                                 -------------------- --------------------  -------------------- -------------------
   Total costs and operating expenses               65,881    100.9%     71,931     88.0%     138,694    101.0%    139,423    88.3%
                                                 -------------------- --------------------  -------------------- -------------------
Income (loss) from operations                         (605)    (0.9%)     9,798     12.0%      (1,403)    (1.0%)    18,603    11.7%
Other income (expense):
 Litigation settlement                                  --       --       1,850      2.2%          --       --       1,850     1.2%
 Interest income, net                                  217      0.3%        167      0.2%         651      0.5%        439     0.3%
                                                 -------------------- --------------------  -------------------- -------------------
Income (loss)  before income taxes                    (388)    (0.6%)    11,815     14.4%        (752)    (0.5%)    20,892    13.2%
Income taxes                                          (453)    (0.7%)     4,844      5.9%        (617)    (0.4%)     8,566     5.4%
                                                 -------------------- --------------------  -------------------- -------------------
Net income (loss)                                 $     65      0.1%   $  6,971      8.5%    $   (135)    (0.1%)  $ 12,326     7.8%
                                                 ==================== ====================  ==================== ===================

     Net Revenues.   Net revenues for the quarter ended June 29, 2001 decreased by $16.5 million or 20.1% compared to the quarter ended June 30, 2000. For the first six months of fiscal 2001, net revenues decreased $20.7 million or 13.1% over the comparable period of 2000. These decreases in net revenues were primarily attributable to a decrease in the number of customers and the average size of our projects resulting from reduced demand for information technology services.

     Project Personnel and Expenses.   Project personnel costs and expenses
consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses for the quarter ended June 29, 2001 decreased by 13.0% to $40.7 million compared to $46.7 million in the quarter ended June 30, 2000. For the first six months of fiscal 2001, project personnel costs and expenses decreased 5.9% over the comparable period of 2000. These decreases in project personnel and expenses were the result of a decrease in the number of consultants, partially offset by an increase in average salaries. Billable headcount was 1,230 as of June 29, 2001 compared to 1,483 as of June 30, 2000. Project personnel and expenses as a percentage of net revenues increased to 62.3% in the quarter June 29, 2001 from 57.2% in the comparable quarter of 2000. For the first six months of fiscal 2001, project personnel and expenses as a percentage of net revenues increased to 62.7% from 57.9% in the comparable six months of 2000. These increases in project personnel costs and expenses as a percentage of net revenues were due to lower consultant utilization, partially offset by higher billing rates.

     Selling, General and Administrative.   Selling, general and administrative
expenses decreased 5.5% to $23.6 million in the quarter ended June 29, 2001 from $25.0 million in the quarter ended June 30, 2000. The decrease in selling, general and administrative expenses was primarily a result of lower salary and benefit expenses associated with a decrease in functional headcount, partially offset by an increase in bad debt expense. Functional headcount was 226 as of June 29, 2001 compared to 275 as of June 30, 2000. For the first six months of fiscal 2001, selling, general and administrative expenses increased slightly by 1.0% to $48.0 million from $47.5 million in the comparable period of 2000. This increase in selling, general and administrative expenses primarily related to an increase in bad debt expense, partially offset by a decrease in salary and benefit expense. Selling, general and administrative expenses as a percentage of net revenues increased to 36.2% in the quarter ended June 29, 2001 from 30.5% in the comparable quarter of 2000. For the six months ended June 29, 2001, selling, general and administrative expenses as a percentage of net revenues also increased to 34.9% from 30.1% in the comparable six months of 2000. The increases in selling, general and administrative expenses as a percentage of net revenues were attributable to an increase in bad debt expense as well as the lower revenue levels during 2001.

     Stock Compensation Expense.   Stock compensation expense in 2001 primarily
related to the granting of stock options to participants in our Employee Stock Purchase Pan. These stock options were granted in replacement of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending on December 31, 2000 and June 30, 2001. We recorded a non-cash compensation charge of $1.4 million and $4.2 million in the quarter and six months ended June 29, 2001, respectively, based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. The options fully vested on June 30, 2001. Therefore, operating results in future periods will not be impacted by this special grant.

     Income Taxes.   Our effective tax rate for the first six months of 2001 was
82% compared to an effective tax rate of 41% for the comparable period of 2000. The higher effective tax rate for 2001 was the result of an increase in the impact of permanent differences on the tax rate as a result of lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility for $25.0 million. The credit facility is unsecured and contains, among other things, the maintenance of certain financial covenants such as a maximum leverage ratio, minimum level of tangible net worth, minimum ratio of earnings to interest expense and minimum quick ratio. At June 29, 2001, we had no borrowings under this credit facility. At June 29, 2001, we had approximately $43.5 million in cash and cash equivalents compared to $51.7 million at December 29, 2000.

     Net cash used in operating activities was $3.4 million for the six months ended June 29, 2001 compared to $8.4 million used during the comparable period of 2000. During the six months ended June 29, 2001, net cash used in operating activities was primarily attributable to a $12.6 million decrease in accrued expenses and other liabilities, a $5.8 million decrease in media payable and a $4.1 million decrease in accounts payable, partially offset by non-cash expenses of $13.4 million, a $4.7 million decrease in accounts receivable and unbilled revenue and a $2.6 million decrease in other receivables. During the six months ended June 30, 2000, net cash used in operating activities was primarily attributable to a $10.3 million increase in accounts receivable and unbilled revenue, a $6.2 million decrease in media payable, a $3.3 million decrease in accrued expenses and other liabilities and a $2.6 million increase in other receivables, partially offset by our net income of $12.3 million and non-cash expenses of $6.4 million. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns.

     Net cash used in investing activities was $6.5 million for the six months ended June 29, 2001 compared to $5.8 million used during the comparative period of 2000. The use of cash for investing activities in 2001 was attributable to purchases of property and equipment. During 2000, the uses of cash in investing activities were $4.3 million of additional contingent consideration paid for certain prior acquisitions and $4.0 million of purchases of property and equipment, partially offset by net sales and redemptions of short-term investments of $2.4 million.

     Net cash provided by financing activities was $1.8 million for the six months ended June 29, 2001 compared to $10.5 million provided during the comparable period of 2000. The source of cash from financing activities during 2001 was $1.8 million of proceeds from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan. During 2000, the primary source of cash from financing activities was $11.5 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our Employee Stock Purchase Plan, partially offset by $1.0 million repayment of notes payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We have not yet determined the effect these statements will have on our consolidated results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     THINK New Ideas and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the Court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. A scheduling order has been entered and the deadline for discovery is October 26, 2001. No trial date has been set. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 9, 2001, the following proposals were adopted by the votes specified below:

     (i)   The election of two Class I Directors (Ted A. Fernandez and
           Alan T. G. Wix) to serve until the year 2004 and the election of one Class III Director (Edwin A. Huston) to serve until the year 2002. The security holders elected the Directors with votes cast as follows: Mr. Fernandez: 33,390,169 shares for and 2,398,478 against; Mr. Wix: 35,044,103 shares for and 744,544 against; Mr. Huston:
           35,041,758 shares for and 746,889 against. There were no abstentions or broker non-votes applicable to the election of directors. In addition to the directors listed above whom were elected at the meeting, the terms of the following directors continued after the meeting: Robert J. Bahash, David N. Dungan, Allan R. Frank,
           William C. Kessinger, Ulysses S. Knotts, III and Jeffrey E. Keisling.

     (ii) The approval of an amendment to the Company's 1998 Stock Option and Incentive Plan increasing the number of shares of Common Stock available for issuance thereunder from 15,000,000 to 20,000,000. The approval passed with votes cast as follows: 15,410,013 shares for; 6,683,750 shares against; 276,852 shares abstained; and 13,418,032 broker non-votes.

     (iii) The approval of an amendment to and reinstatement of the Company's Employee Stock Purchase Plan. The approval passed with votes cast as follows: 21,681,166 shares for; 410,955 shares against; 278,494 shares abstained; and 13,418,032 broker non-votes.

     (iv) The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year ending December 28, 2001. The appointment was ratified with votes cast as follows: 35,421,280 shares for; 352,290 shares against; and 15,077 shares abstained.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     None.

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Answerthink during the quarter ended June 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANSWERTHINK, INC.

        Date:  August 10, 2001          By:  /s/ John F. Brennan
                                           -------------------------------------
                                             John F. Brennan
                                              Executive Vice President and Chief
                                                 Financial Officer