Form 10-Q
period 2001-09-28
ANSWERTHINK INC
filed 2001-11-13
CIK 1057379

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 28, 2001

                                      OR

       [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X   No ___
                                            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of September 28, 2001, there were 45,657,456 shares of common stock outstanding.

________________________________________________________________________________

________________________________________________________________________________

                               Answerthink, Inc.

                               TABLE OF CONTENTS
                               -----------------


PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets as of September 28, 2001 and December 29, 2000                            3

   Consolidated Statements of Operations for the Quarter ended September 28, 2001 and September 29, 2000 and for the Nine Months Ended September 28, 2001
      and September 29, 2000                                                                             4

   Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2001
      and September 29, 2000                                                                             5

   Notes to Consolidated Financial Statements                                                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     11

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings                                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                                               12

SIGNATURES                                                                                              13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Answerthink, Inc.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                               September 28,         December 29,
                                                                                   2001                  2000
                                                                            -----------------     -----------------
                                                                                (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $          53,458     $          51,662
 Accounts receivable and unbilled revenue, net of allowance of $13,884 and
 $11,122 in 2001 and 2000, respectively                                                46,848                59,706
 Other receivables                                                                      1,654                 3,547
 Prepaid expenses and other current assets                                             15,443                15,044
                                                                            -----------------     -----------------
   Total current assets                                                               117,403               129,959

Property and equipment, net                                                            18,760                14,655
Other assets                                                                            1,155                 1,450
Goodwill, net                                                                          79,489                82,612
                                                                            -----------------     -----------------
   Total assets                                                             $         216,807     $         228,676
                                                                            -----------------     -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                           $           6,986     $          10,006
 Accrued expenses and other liabilities                                                24,992                39,270
 Media payable                                                                          1,898                 7,346
                                                                            -----------------     -----------------
   Total current liabilities                                                           33,876                56,622

Commitments and contingencies

Shareholders' equity
 Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
  outstanding                                                                              --                    --
 Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  45,657,456  shares at September 28, 2001; 44,234,837 shares
  at December 29, 2000                                                                     46                    44
 Additional paid-in capital                                                           256,156               243,299
 Unearned compensation                                                                     --                  (348)
 Accumulated deficit                                                                  (73,271)              (70,941)
                                                                            -----------------     -----------------
   Total shareholders' equity                                                         182,931               172,054
                                                                            -----------------     -----------------
   Total liabilities and shareholders' equity                               $         216,807     $         228,676
                                                                            =================     =================

   The accompanying notes are an integral part of the consolidated financial statements.

                               Answerthink, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                    Quarter Ended                       Nine Months Ended
                                                         ---------------------------------    -----------------------------------
                                                          September 28,     September 29,       September 28,     September 29,
                                                              2001              2000                2001               2000
                                                         --------------    ---------------    ---------------    ----------------
Net revenues                                             $       60,016    $         84,064   $        197,307  $         242,090
Costs and expenses:
 Project personnel and expenses                                  36,955              47,101            123,004            138,580
 Selling, general and administrative expenses                    22,122              25,827             70,123             73,345
 Stock compensation expense                                         211                 213              4,855                639
                                                         --------------    ----------------   ----------------  -----------------
   Total costs and operating expenses                            59,288              73,141            197,982            212,564
                                                         --------------    ----------------   ----------------  -----------------
 Income (loss) from operations                                      728              10,923               (675)            29,526
Other income (expense):
 Litigation settlement                                               --                  --                 --              1,850
 Interest income                                                    250                 336                985                932
 Interest expense                                                   (42)                (59)              (126)              (216)
                                                         --------------    ----------------   ----------------  -----------------
Income before income taxes                                          936              11,200                184             32,092
Income taxes                                                      3,131               4,592              2,514             13,158
                                                         --------------    ----------------   ----------------  -----------------
Net income (loss)                                        $       (2,195)   $          6,608   $         (2,330) $          18,934
                                                         ==============    ================   ================  =================

Basic net income (loss) per common share                 $        (0.05)   $           0.16   $          (0.05) $            0.48
Weighted average common shares outstanding                       44,682              40,770             43,631             39,523

Diluted net income (loss) per common share               $        (0.05)   $           0.15   $          (0.05) $            0.42
Weighted average common and common equivalent shares
 outstanding                                                     44,682              44,757             43,631             44,852

   The accompanying notes are an integral part of the consolidated financial statements.

                               Answerthink, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                      Nine Months Ended
                                                                                          ---------------------------------------
                                                                                             September 28,        September 28,
                                                                                                 2001                 2001
                                                                                          -----------------     -----------------
Cash flows from operating activities:
 Net income (loss)                                                                        $          (2,330)    $          18,934
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation expense                                                                         4,855                   639
  Depreciation and amortization                                                                       9,267                 8,738
  Provision for doubtful accounts                                                                     4,776                 1,572
  Gain on litigation settlement                                                                          --                (1,850)
  Deferred income taxes                                                                               1,457                 1,605
 Changes in assets and liabilities, net of effects from acquisitions:
  Decrease (increase) in accounts receivable and unbilled revenue                                     8,082               (13,355)
  Decrease in other receivables                                                                       1,893                   357
  Increase in prepaid expenses and other assets                                                      (1,708)               (4,460)
  Decrease in accounts payable                                                                       (3,020)               (1,072)
  Decrease in accrued expenses and other liabilities                                                 (9,046)               (1,945)
  Decrease in media payable                                                                          (5,448)               (5,331)
                                                                                          -----------------     -----------------
     Net cash provided by operating activities                                                        8,778                 3,832

Cash flows from investing activities:
 Purchases of property and equipment                                                                 (8,340)               (5,726)
 Purchases of short-term investments                                                                     --                  (500)
 Sales and redemptions of short-term investments                                                         --                 2,932
 Cash used in acquisition of businesses, net of cash acquired                                        (2,051)               (4,317)
                                                                                          -----------------     -----------------
     Net cash used in investing activities                                                          (10,391)               (7,611)

Cash flows from financing activities:
 Proceeds from issuance of common stock                                                               3,409                16,243
 Repayment of notes payable                                                                              --                (1,750)
                                                                                          -----------------     -----------------
     Net cash provided by financing activities                                                        3,409                14,493
                                                                                          -----------------     -----------------

Net increase in cash and cash equivalents                                                             1,796                10,714
Cash and cash equivalents at beginning of period                                                     51,662                27,124
                                                                                          -----------------     -----------------
Cash and cash equivalents at end of period                                                $          53,458     $          37,838
                                                                                          =================     =================

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

     In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2000 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 28, 2001 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

     Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended September 28, 2001, potentially dilutive securities of 822,638 shares of unvested common stock issued under employment agreements and 1,156,696 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore the amounts reported for the basic and diluted net loss per share for the quarter were the same. For the quarter ended September 29, 2000, potentially dilutive securities included 3,293,166 shares of unvested common stock issued under employment agreements and 693,820 shares of common stock issuable upon the exercise of stock options and warrants accounted for under the treasury stock method.

     Potentially dilutive shares were excluded from the diluted loss per share calculation for the nine months ended September 28, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the nine months ended September 28, 2001. Potentially dilutive shares which were not included in the diluted loss per share calculation for the nine months ended September 28, 2001 included 1,705,812 shares of unvested common stock issued under employment agreements and 986,591 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the nine months ended September 29, 2000, potentially dilutive securities included 4,166,491 shares of unvested common stock issued under employment agreements and 1,161,760 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

                               Answerthink, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3. Acquisitions and Non-Cash Transactions

     On August 26, 2001, the Company acquired certain assets and assumed certain liabilities of the SAP application business of Condor Technology Solutions, Inc. ("Condor") for $2.0 million in cash. Under the purchase agreement, the Company may be required to pay additional contingent consideration of $750,000 based on the SAP application business's achievement of certain performance targets over the six-month period ending December 31, 2001. This business provides consulting, design, development, integration and implementation services relating to the SAP products suite.

     This acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Company's consolidated results of operations from the date of acquisition. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (See Note 7). The pro forma impact of these acquisitions was not significant to the results of the Company's consolidated operations for the nine months ended September 28, 2001.

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

4. Stock Compensation Expense

     In 2001, the Company granted stock options to participants in the Company's Employee Stock Purchase Plan. These options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $4.2 million in the nine months ended September 28, 2001 based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. The options fully vested on June 30, 2001. Therefore, operating results in future periods will not be impacted by this special grant.

5. Stock Options

     On June 27, 2001, the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company's employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company's common stock or incentive stock options to purchase the Company's common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company's common stock equal in number to 66 2/3% of the number of options tendered and accepted for exchange. The new options will not be granted until at least six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options will be the last reported sale price of the Company's common stock on the Nasdaq Stock Market's National Market on their grant date. Options for 12.3 million shares of the Company's common stock were eligible for participation and options for 4.4 million shares were tendered in the exchange program.

                               Answerthink, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

6. Income Taxes

     Our effective tax rate for the first nine months of 2001 was 1,366% compared to an effective tax rate of 41% for the comparable period of 2000. The higher effective tax rate for 2001 was the result of an increase in the impact of permanent differences on the tax rate as a result of lower pretax income.

7. New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, effective for all business combinations completed after June 30, 2001, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires the application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Under the provisions of SFAS 142, goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 will not be amortized even though a company has not otherwise adopted SFAS 142. Accordingly, the Company adopted the provisions of SFAS 142 in its accounting for the acquisition of the SAP application business of Condor on August 26, 2001 and therefore, the goodwill resulting from this acquisition is not being amortized. The Company will apply the provisions of SFAS 142 to its remaining goodwill and intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required tests of goodwill and indefinite lived intangible assets as of December 29, 2001, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

8. Litigation

     THINK New Ideas, Inc. ("THINK New Ideas") and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. A discovery order was entered initially setting the discovery deadline for October 26, 2001. The deadline for discovery has been extended to December 20, 2001. No trial date has been set. The Company believes there are meritorious defenses to the claims made in the Second Amended Complaint and intends to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for project cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Registration Statement on Form S-3 (Registration Form 333-32342). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

     The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                   Quarter Ended                      Nine Months Ended
                                                   --------------------------------------------------------------------------------
                                                          September 28,    September 29,        September 28,       September 29,
(dollars in thousands)                                        2001             2000                 2001                2000
                                                   -------------------------------------------------------------------------------
Net revenues                                         $   60,016   100.0%  84,064  100.0%  $   197,307   100.0%   $  242,090  100.0%
Costs and expenses:
  Project personnel and expenses                         36,955    61.5%  47,101   56.0%      123,004    62.3%      138,580   57.2%
  Selling, general and administrative expenses           22,122    36.9%  25,827   30.7%       70,123    35.5%       73,345   30.3%
  Stock compensation expense                                211     0.4%     213    0.3%        4,855     2.5%          639    0.3%
                                                   -------------------------------------------------------------------------------
   Total costs and operating expenses                    59,288    98.8%  73,141   87.0%      197,982   100.3%      212,564   87.8%
                                                   -------------------------------------------------------------------------------
Income (loss) from operations                               728     1.2%  10,923   13.0%         (675)   (0.3%)      29,526   12.2%
Other income:
  Litigation settlement                                      --      --       --     --            --      --         1,850    0.8%
  Interest income, net                                      208     0.3%     277    0.3%          859     0.4%          716    0.3%
                                                   -------------------------------------------------------------------------------
Income before income taxes                                  936     1.5%  11,200   13.3%          184     0.1%       32,092   13.3%
Income taxes                                              3,131     5.2%   4,592    5.4%        2,514     1.3%       13,158    5.5%
                                                   -------------------------------------------------------------------------------
Net income (loss)                                    $   (2,195)   (3.7%)  6,608    7.9%  $    (2,330)   (1.2%)  $   18,934    7.8%
                                                   -------------------------------------------------------------------------------

     Net Revenues. Net revenues for the quarter ended September 28, 2001 decreased by $24.0 million or 28.6% compared to the quarter ended September 29, 2000. For the first nine months of fiscal 2001, net revenues decreased $44.8 million or 18.5% over the comparable period of 2000. These decreases in net revenues were primarily attributable to a decrease in the number of customers and the average size of our projects resulting from reduced demand for information technology services.

     Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses for the quarter ended September 28, 2001 decreased by 21.5 % to $37.0 million compared to $47.1 million in the quarter ended September 29, 2000. For the first nine months of fiscal 2001, project personnel costs and expenses decreased 11.2% over the comparable period of 2000. These decreases in project personnel and expenses were the result of a decrease in the number of consultants, partially offset by an increase in average salaries. Consultant headcount was 1,180 as of September 28, 2001 compared to 1,533 as of September 29, 2000. Project personnel and expenses as a percentage of net revenues increased to 61.5% in the quarter ended September 28, 2001 from 56.0% in the comparable quarter of 2000. For the first nine months of fiscal 2001, project personnel and expenses as a percentage of net revenues increased to 62.3% from 57.2% in the comparable nine months of 2000. These increases in project personnel costs and expenses as a percentage of net revenues were due to lower consultant utilization, partially offset by higher billing rates.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 14.3% to $22.1 million in the quarter ended September 28, 2001 from $25.8 million in the quarter ended September 29, 2000. For the first nine months of fiscal 2001, selling, general and administrative expenses decreased 4.4% to $70.1 million from $73.3 million in the comparable period of 2000. These decreases in selling, general and administrative expenses were primarily a result of lower salary and benefit expenses associated with a decrease in functional support associates as well as lower recruiting and training costs resulting from a decrease in the number of consultants. These decreases were partially offset by an increase in bad debt expense. Sales and functional support headcount was 209 as of September 28, 2001 compared to 270 as of September 29, 2000. Selling, general and administrative expenses as a percentage of net revenues increased to 36.9% in the quarter ended September 28, 2001 from 30.7% in the comparable quarter of 2000. For the nine months ended September 28, 2001, selling, general and administrative expenses as a percentage of net revenues also increased to 35.5% from 30.3% in the comparable nine months of 2000. The increases in selling, general and administrative expenses as a percentage of net revenues were attributable to an increase in bad debt expense as well as the lower revenue levels during 2001. We are currently evaluating several measures to reduce future payroll and real estate related costs and it is expected that these measures will result in charges of $5.0 million to $7.0 million in the fourth quarter of 2001.

     Stock Compensation Expense. Stock compensation expense in 2001 primarily related to the granting of stock options to participants in our Employee Stock Purchase Pan. These stock options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending on December 31, 2000 and June 30, 2001. We recorded a non-cash compensation charge of $4.2 million in the nine months ended September 28, 2001 based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. The options fully vested on June 30, 2001.

     Income Taxes. Our effective tax rate for the first nine months of 2001 was 1,366% compared to an effective tax rate of 41% for the comparable period of 2000. The higher effective tax rate for 2001 was the result of an increase in the impact of permanent differences on the tax rate as a result of lower pretax income.

Liquidity and Capital Resources

     We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility with a bank. Effective November 13, 2001, we reduced the amount available under our credit facility from $25.0 million to $15.0 million. The credit facility includes covenants relating to the maintenance of certain financial ratios. At September 28, 2001, we had no borrowings under this credit facility. At September 28, 2001, we had approximately $53.5 million in cash and cash equivalents compared to $51.7 million at December 29, 2000.

        Net cash provided by operating activities was $8.8 million for the nine months ended September 28, 2001 compared to $3.8 million provided during the comparable period of 2000. During the nine months ended September 28, 2001, net cash provided by operating activities was primarily attributable to an $8.1 million decrease in accounts receivable and unbilled revenue and non-cash expenses of $20.4 million, partially offset by a $9.0 million decrease in accrued expenses and other liabilities, a $5.4 million decrease in media payable and a $3.0 million decrease in accounts payable. During the nine months ended September 29, 2000, net cash provided by operating activities was primarily attributable to our operating income and non-cash items of $10.7 million, partially offset by a $13.3 million increase in accounts receivable and unbilled revenue, a $5.3 million decrease in media payable and a $4.5 million increase in prepaid expenses and other assets. Media payables represent media placement costs owed to media providers for services purchased on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns.

        Net cash used in investing activities was $10.4 million for the nine months ended September 28, 2001 compared to $7.6 million used during the comparative period of 2000. The use of cash for investing activities in 2001 was attributable to $8.3 million of purchases of property and equipment and $2.1 million used in the acquisition of businesses. During 2000, the uses of cash in investing activities were $5.7 million of purchases of property and equipment and $4.3 million of additional contingent consideration paid for certain prior acquisitions, partially offset by net sales and redemptions of short-term investments of $2.4 million.

        Net cash provided by financing activities was $3.4 million for the nine months ended September 28, 2001 compared to $14.5 million provided during the comparable period of 2000. The source of cash from financing activities during 2001 was $3.4 million of proceeds from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan. During 2000, the primary source of cash from financing activities was $16.2 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our Employee Stock Purchase Plan, partially offset by $1.8 million repayment of notes payable.

        We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. We cannot assure you, however, that additional financing will be available when needed or desired on terms favorable to us or at all.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, effective for all business combinations completed after June 30, 2001, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Under the provisions of SFAS 142, goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 will not be amortized even though a company has not otherwise adopted SFAS 142. Accordingly, we adopted the provisions of SFAS 142 in our accounting for our acquisition of the SAP application business of Condor on August 26, 2001 and therefore, the goodwill resulting from this acquisition is not being amortized. We will apply the provisions of SFAS 142 to its remaining goodwill and intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required tests of goodwill and indefinite lived intangible assets as of December 29, 2001, and we have not yet determined what the effect of these tests will be on our earnings and financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        THINK New Ideas and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 29, 2000. In February 1999, a Consolidated and Amended Class Action Complaint ("Consolidated Complaint") was filed seeking to assert claims on behalf of all individuals who purchased THINK New Ideas' common stock from November 5, 1997 through September 21, 1998. The defendants filed a motion to dismiss the Consolidated Complaint and the plaintiffs opposed the motion. On March 15, 2000, the Court granted the defendants' motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint ("Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the Court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The parties are engaged in discovery. A discovery order was entered initially setting the discovery deadline for October 26, 2001. The deadline for discovery has been extended to December 20, 2001. No trial date has been set. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and/or our financial condition in the future.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        None.

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by Answerthink during the quarter ended September 28, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Answerthink, Inc.

            Date: November 13, 2001      By:  /s/ John F. Brennan
                                            ---------------------------------
                                             John F. Brennan
                                              Executive Vice President and
                                                Chief Financial Officer