Form 10-K405
period 2001-12-28
ANSWERTHINK INC
filed 2002-03-28
CIK 1057379

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 46,839,761 shares of Common Stock of the Registrant issued and outstanding as of March 15, 2002, excluding 2,949,318 shares of Common Stock held by affiliates of the Registrant, was $300,210,630. This amount is based on the average bid and asked price of the Common Stock on the Nasdaq Stock Market of $6.84 per share on March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Part III of the Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2002 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

                               ANSWERTHINK, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page

                                     PART I

ITEM 1.    Business                                                          3

ITEM 2.    Properties                                                       16

ITEM 3.    Legal Proceedings                                                16

ITEM 4.    Submission of Matters to a Vote of Security Holders              17

                                    PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                              17

ITEM 6.    Selected Consolidated Financial Data                             18

ITEM 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        19

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk       24

ITEM 8.    Financial Statements and Supplementary Data                      25

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                        47

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant               47

ITEM 11.   Executive Compensation                                           47

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management   47

ITEM 13.   Certain Relationships and Related Transactions                   47

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    47

Signatures                                                                  48

Index to Exhibits                                                           49

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates. An additional description of our risk factors is described in Part 1 -
Item 1 "Business - Risk Factors". We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Answerthink, Inc. ("Answerthink") (www.answerthink.com) is a leading
                                        -------------------
provider of technology-enabled business transformation solutions. We bring together multidisciplinary expertise in best practices benchmarking, business transformation, interactive direct marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company, including finance, human resources, information technology, sales, marketing, customer service and supply chain, as well as across a variety of industry sectors. We were founded in April of 1997. Answerthink has approximately 1,100 associates and has offices in 14 cities throughout the United States and Europe.

INDUSTRY BACKGROUND

     Last year proved to be a very difficult year for systems integration, information technology ("IT") services and consulting firms. According to Gartner Dataquest, such companies "were among the most negatively affected by the economic slowdown in North America." Sales activity slowed and new business was difficult to close. Customers sought to maximize the value of existing business and IT assets and to cut costs.

     The recent economic downturn follows 10 years of unprecedented economic growth and pervasive optimism, which led many companies to invest heavily in IT. Because of pressures to acquire new customers and grow market share, IT spending occurred throughout business organizations. This rapid IT growth led to redundant and overlapping investments and incompatible "silos" of information and systems. Disparate parts of the organization gathered valuable information, but never integrated or leveraged it for improved decision-making. Y2K fears led to hurried implementations of application packages. Hoping to capitalize on the e-commerce explosion, companies adopted a "just launch something" mentality that resulted in the development of experimental and speculative sites not linked to corporate strategies or operations. These forces resulted in many companies failing to realize their expected return on IT investments.

     Now that the economy has slowed, companies have returned their focus to fundamentals like increasing revenue, decreasing costs and demanding tangible returns on all investments. They are focusing on core competencies and outsourcing non-essential services. IT priorities are being re-assessed against core strategies and IT spending centralized. Instead of large new initiatives or implementations, leading companies are integrating "siloed" systems and seeking to realize full value from past investments by adding complementary functionality, like analytics and knowledge management. Chief information officers are focused on developing an integrated, extended technical and information architecture that enables business growth as well as radical gains in communication, collaboration, productivity and decision-making, both inside and outside the enterprise.

     There is growing optimism about the state of the global economy. Many observers predict a recovery in the United States this coming year, which should favorably impact IT spending trends. We are optimistic about Answerthink's prospects, as the market continues to gravitate toward the types of services we offer. The needs companies have today -- to maximize value from IT investments, for instance - directly align with the greatest strengths of our business model.

OUR APPROACH

     Answerthink delivers high-value solutions and superior results to clients by addressing business issues holistically and by optimizing the four key dimensions of business infrastructure: people, process, technology and information. We call this approach Business Process Intelligence, or "BPI."

     BPI and the renowned best practices data of our Hackett Best Practices group drive every solution we provide to clients. Hackett Best Practices group owns and continuously updates the world's most comprehensive database of best practices information on business processes for finance, human resources, information technology, procurement, contact centers and global shared services. This empirical data, compiled over ten years of comprehensive research, gives Answerthink a unique ability to quickly and credibly assess an organization's Process IQ and to design and implement the process, organizational, technology and information enhancements that lead to breakthrough performance gains. Increased efficiency and reduced costs are two important benefits, but we go further, delivering improvements in analysis, decision-making, communication, collaboration, adaptability, innovation, flexibility, agility and productivity across the enterprise.

     Best practices influence everything we do for clients. When we configure, install and integrate packaged business applications, for instance, our knowledge of world-class practices helps ensure that companies realize the full promise of the technology. Typically, companies receive only one-third of the potential value of IT investments because their processes are too complex, costly and time-consuming. Lack of standardization, inconsistent policies, redundant tools, errors in data capture, poorly integrated systems, lack of training and manual sourcing of data are other factors leading to poor return on investment ("ROI") in technology. Using our BPI approach, our people optimize the workflow functionality imbedded in the software by using Hackett Best Practice requirements to drive the configuration. This approach also helps clients optimize the packaged software while limiting customization. Workflow is simplified and automated - which leads to increased quality and productivity and decreased cost and cycle times. Ultimately, technology and process work together to support core objectives. We work to ensure that features and functionality are fully utilized and end-users are ready to embrace new or upgraded systems. This combination of best practices and best-of-breed applications leads to increased ROI from technology and allows companies to focus their people on high-value business activities.

     Similarly, best practices can be used to ensure that information technology makes people more intelligent and effective. Today's workers perform many different functions and intersect with many different processes. They interact with customers, suppliers, partners and co-workers in ways that were unthinkable just a few years ago. Each of these connection points represents an opportunity to add value. For companies to become more innovative and improve service levels, workers need a place to connect with all the people, information and processes they need to do their jobs. In this role-based world, companies can use portals to create customized work environments that integrate data and extend the workflow capabilities of enterprise resource planning (ERP) systems, allowing their people to work smarter and more productively. Hence, companies realize more value from information technology investments. We implement enterprise portals to aggregate critical data and services from disparate systems across the enterprise and promote enhanced collaboration and communication.

     Most people and processes require data from multiple systems to work effectively, so companies must also integrate their enterprise applications within a unified technology and information architecture. While portals provide the interface layer, an integrated architecture is necessary to allow people to tap into the information they need to do their jobs. Only with such an architecture in place can workers use improved reporting to make better decisions faster and leverage advanced communication tools to strengthen bonds with customers and partners.

     Answerthink uses Hackett Best Practices data and our proven BPI approach to make people more effective, information more accessible, business processes more intelligent, and to create unified technology and information architectures that enable improved analysis, decision-making, communication and productivity. This is the way we deliver value to clients and, we believe, the best way for companies to achieve outstanding ROI.

STRATEGY

     Our goal is to generate superior value and sustainable competitive advantage for clients by leveraging our best practice intellectual capital, multidisciplinary teams, integrated methodology and collaborative work style. In this way, we help clients unlock the full business value of technology. Our strategy is based on the following:

..    Leverage and Expand Our Unique Intellectual Capital

     Intellectual capital and thought leadership are at the heart of Answerthink's strategy and competitive differentiation. More than any other factor, the value we provide to clients is determined by the collective knowledge and experience of our people and our ability to apply that knowledge and experience to solve client problems. The comprehensive empirical data owned and managed by Hackett Best Practices is evidence of our industry leadership and competitive advantage in this area. Further, our innovative BPI approach demonstrates how we convert our intellectual capital to an effective client service model.

     Mind~Share, Answerthink's own award-winning knowledge management portal, has proven the value of our BPI approach. It links together our associates, customers and partners by integrating back-end data, processes and systems. It makes our processes more intelligent by informing them with the right data. It makes our people more productive by giving them personalized access, based on the roles they play, to the information, tools and services they need to do their jobs effectively.

     In order to leverage this advantage, we must continue to build and evolve our intellectual capital to stay ahead of the business and technology forces affecting our clients. And we must ensure that our teams have the tools they need to access and apply knowledge. In 2002, we will continue to expand and refine Mind~Share. Last year, we further developed the portal capabilities of Mind~Share, and it plays an increasingly vital role in our collaborative workstyle. We use Mind~Share for client portals that assist in pre-sales activities and support client relationship management. Our project teams create portals for document sharing, project collaboration and resource management. For alliance partners, who are an important part of our business development strategy, we use Mind~Share portals as a collaborative tool for opportunity management.

..    Focus on our Top 35 Accounts

     The primary emphasis of our 2002 business development strategy is a greater penetration of our top 35 accounts. These are our largest and most strategic prospects and clients. To strengthen our relationships with these companies, we've assigned client relationship executives, account managers and solution strategists to coordinate and intensify our sales efforts in key areas of the organization.

..    Enhance Skill Sets

     Since our formation, we have expanded our skill sets and geographic presence through a combination of internal growth and strategic acquisitions. We have successfully completed and integrated eleven mergers and acquisitions and now maintain offices in 14 cities in the United States and Europe. We believe our broad geographic coverage allows us to serve our clients on a local basis, helping us to build strong, long-term client relationships. Our strategy is to continue to enhance our skill sets to meet evolving market demand through internal growth and targeted acquisitions of businesses that are aligned with our strategy and culture.

     Two new skill sets we plan to offer clients in 2002 are off-shore application development and maintenance services and business process outsourcing. Our joint venture with HCL Technologies, Limited ("HCL"), an off-shore application development organization based in India, is expected to bring us a significant new source of revenue, giving us a competitive edge in the rapidly growing off-shore development market segment. Given our skill sets and cost structure, we have historically not participated in business opportunities that require the leverage of low cost resources. Our joint venture with HCL will now allow us to leverage low cost resources from HCL to provide our customers with off-shore custom development services, on-going production support, application maintenance services and application reporting services.

Outsourcing has also become increasingly popular in the last several years as organizations look for new ways to reduce costs. We expect to take advantage of this demand by aligning with a major outsourcing provider to assist in the design and implementation of outsourced business processes for new and existing clients. We are well-qualified in this area because of the benchmarking and best practices information we can bring to the table for key business functions like finance and human resources. We expect to participate by providing performance targets and the strategic planning for outsourcing and/or shared service operations, as well as follow-on consulting services to ensure clients realize full value from their outsourcing initiatives.

     Our Hackett Best Practices group continues to upgrade its offerings as well. By acquiring Exult Process Intelligence Center (EPIC), we have expanded our range of best practices management tools and techniques with subscription-based communities devoted to global shared services, accounts payable, accounts receivable, travel and expenses, payroll and general ledger. The new service, named Hackett Collaborative Learning, offers opportunities for networking and group learning through regularly scheduled Webcasts and conferences, plus access to an online library of best practices metrics and white papers.

..    Extend Strategic Relationships

     We actively target, assess and develop relationships with industry leaders to stay at the leading edge of business thought and technology, to develop new business and to generate additional revenue. These relationships generate sales opportunities as well as provide us access to early product releases and technology enhancements. Such alliances, including those with software and services firms, have greatly aided our success in the past and we will continue to pursue them.

THE ANSWERTHINK SOLUTION

     Answerthink offers a comprehensive range of services, including best practices benchmarking, business transformation, enterprise business applications, technology integration and interactive direct marketing. With strategic and functional knowledge in customer service, sales and marketing, finance, human resources, information technology and supply chain management, Answerthink's expertise extends across the entire enterprise. We have completed successful engagements in a variety of industries, including retail, consumer goods, financial services, life sciences, telecommunications, utilities, transportation, high tech, automotive, media and entertainment, and manufacturing.

SERVICE CAPABILITIES

..    Best Practices

     Answerthink's Hackett Best Practices group is considered the world's foremost best practices organization. Since 1988, Hackett has identified best practices and evaluated the efficiency and effectiveness of staff functions at nearly 2,000 global organizations. Benchmark participants include 80 percent of the Dow Jones Industrials, two-thirds of the Fortune 100, and nearly 60 percent of the Dow Jones Global Titans Index. Ongoing benchmarking capabilities include studies in a wide range of areas, including finance, human resources, information technology, procurement, customer contact centers, SG&A expenses, shared service centers and strategic decision-making. Hackett uses proprietary Web-delivered benchmark tools and a data-collection model that enable companies to complete the benchmark cycle and identify and quantify improvement opportunities in as little as four weeks. Additionally, Hackett Collaborative Learning, acquired in early 2002, offers subscription-based benchmarking, group learning opportunities and access to an online library of best practices data from over 2000 companies on shared services and core business processes such as accounts payable, accounts receivable, travel and expense, payroll and general ledger.

..    Business Transformation

     Answerthink's Business Transformation services help clients transform processes and operations in accordance with industry best practices to achieve core business objectives in specific functional areas, including customer relationship management ("CRM"), finance, supply chain, IT business strategy and human resources. Our expert teams address fundamental business issues associated with strategic and operational planning, process and organization design, change management and leadership, and the effective application of business technology. We combine our world-leading benchmarking and best practices resources with deep business expertise and broad technology capabilities to deliver solutions that maximize the investments our clients have made in people, processes, technology and information.

..    Business Applications

     The backbone of today's large, complex business environments continues to be packaged software applications -- applications that run mission-critical operations, such as CRM, finance, human resources, payroll and supply chain functions. Our Business Applications professionals help clients choose, integrate and customize the software applications that best meet our clients' needs. We offer complete services, from architecture, planning and vendor selection through implementation, customization, testing and deployment. We also offer post-implementation support services, such as change management, system documentation and end-user training. This combined service offering leads to enhanced return on investment. Additionally, our people are experienced with leading vendors, including Oracle, PeopleSoft, SAP, Siebel, i2 and other application providers.

..    Technology Integration

     Our Technology Integration group offers a broad array of innovative services that transform technology into tools that clients can use to achieve specific business objectives. We assist clients by evaluating, designing, building and integrating applications that help maximize ROI on current and past technology investments. Our capabilities include custom application development, enterprise application integration, mobile computing, Web services, content management, portal development, business intelligence, knowledge management and interactive direct marketing services. Our business intelligence experts help companies provide access to better information faster, enabling improved strategic decision-making. Our interactive direct marketing group creates measurable business value for clients by developing relationship-oriented communications in all forms of i-media and delivering powerful, customer-focused, technology-enabled creative online content. Our many industry awards, including seven Web marketing association awards, are clear testament to our online branding and user experience knowledge and skills.

SOLUTION OFFERINGS

..    Customer Relationship Management

     Answerthink has helped some of the world's most successful companies understand and use CRM techniques and technology to grow revenue through the identification, acquisition and retention of profitable customers across all channels and touch-points (direct sales force, Internet, broadcast, direct mail, call centers, storefronts, wireless, etc.). Our CRM experts possess a powerful combination of CRM knowledge (brand strategy, sales optimization and contact center effectiveness) and technology expertise that helps companies maximize CRM investments. We use our deep insight about how top companies market, sell to and serve their customers to address each element of the customer experience and lifecycle. Our comprehensive approach allows us to take a multidimensional view and create solutions tailored to our clients' industries, organizations and brands.

..    Finance

     Answerthink's Finance Solutions professionals are the trusted advisors to our clients' chief financial officers, controllers and chief information officers. From fixed vs. variable cost structures, e-business performance measurement, budgeting and forecasting effectiveness and merger and acquisition support, we understand the issues they face when seeking to improve financial operations. We help them rapidly identify and implement leading edge best practices that result in breakthrough performance gains in efficiency and effectiveness. Our solutions are based on our extensive understanding of finance functions -- from planning and reporting to shared services and asset management -- and enable timely access to information, align the finance function with strategic goals and ensure cost optimization.

..    Human Resources

     World-class organizations take a comprehensive approach to human resources, creating strategic initiatives linked to core business objectives. Answerthink's human resources solutions leverage our vast knowledge of human resources best practices at Fortune 500 companies to design solutions that help clients optimize operations and technology, as well as maximize employee productivity and organizational effectiveness. We identify business requirements, develop best practice strategies and implement programs to increase efficiency, employee satisfaction and ultimately shareholder value. We help human resources organizations develop strategic plans, more efficiently use data and improve services while controlling costs.

..    Information Technology

     Answerthink's IT Business Strategy team helps today's companies execute business strategies to improve bottom-line benefits and derive the highest levels of value from information technology investments. Our IT business strategists help clients ensure the accurate alignment of business strategy and IT capabilities. Focusing on leading edge technologies, our teams help clients build the IT and e-business strategies to enable sustained business growth. Our enterprise architecture strategists focus on architecture design and integration, business continuity and recovery planning, and security/privacy assessment. Our IT consultants help clients manage and improve IT operations through organizational design, IT services and process analysis, measurement programs and sourcing strategies. Overall, our teams help executives strike the appropriate balance between supporting existing business and enabling new strategic capabilities.

..    Supply Chain Management

     Our Supply Chain Solutions team works with senior client executives to optimize vendor and client relationships, procurement practices, operational efficiencies and sourcing strategies. Our approach is built on a vision of the "integrated value chain" and the synchronization of key processes, information and applications throughout the entire supply chain. We offer a combination of business transformation, and strategy services, as well as supply chain technology expertise, including enterprise application integration with back-end and partner systems, e-collaboration and wireless. We address all of the functions that impact supply chain performance, including sales force automation, order management and configuration, planning and scheduling, manufacturing execution, logistics and customer management.

JOINT VENTURE

HCL-ANSWERTHINK

     We have agreed to form a joint venture ("HCL-Answerthink") with HCL Technologies, Limited, a leading global IT services and product engineering company. This joint venture will enable us to offer clients off-shore application and software development and maintenance services. HCL-Answerthink allows us to extend our offerings and gain a competitive edge in this growing market segment. In the past, we have not participated in this market given our skill sets and cost structure. Opening a new revenue stream, HCL-Answerthink combines our skills in business strategy and transformation, business applications, technology integration and interactive direct marketing with HCL Technologies' deep capabilities in technology development, software and application engineering and networking. HCL-Answerthink will be able to offer cost-effective custom application and system development services, ongoing application support and application reporting services.

CLIENTS

     Answerthink focuses on long-term client relationships with Global 2000 firms and other sophisticated buyers of business consulting and IT services. During 2001, our ten most significant clients accounted for approximately 51% of revenues, and two clients, Waste Management and Verizon, each had revenues greater than 5% of total net revenues. In the aggregate, these two clients accounted for approximately 30% of total net revenues. Other key clients during 2001 included Exelon (Unicom/PECO), cpa2biz, Inc., Fannie Mae and The McGraw Hill Companies.

     The continuing high level of satisfaction across our client base offers more evidence of our success in 2001. The responses to the surveys we send to every client continue to be extremely positive. The direct feedback and suggestions we receive on surveys are captured and used to continuously improve our delivery execution, sales processes, methodologies and training. Additionally, we have tied our client satisfaction results directly to a project bonus program for our associates.

BUSINESS DEVELOPMENT AND MARKETING

     Our extensive client base and relationships with Global 2000 firms are our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing the multiple facets of business development. The categories below define our business development resources and market segmentation.

BUSINESS DEVELOPMENT RESOURCES

     Although virtually all of our consultants have a responsibility to impact revenue, our primary internal business development resources are comprised of the following:

     .   The Leadership Team
     .   The Sales Organization
     .   The Solution Strategist Network
     .   Telemarketing
     .   The Delivery Organization

     The Leadership Team is comprised of the senior leaders within Answerthink who have one or a combination of executive, functional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing business by fostering executive level relationships within accounts and leveraging their existing contacts in the marketplace.

     The Sales Organization is comprised of associates who are 100% dedicated to increasing revenue. They are deployed geographically in key markets and are primarily focused on developing new account relationships within their target accounts. Each associate has between two and ten target accounts, split between existing clients and select Global 2000 prospects. They represent the entire Answerthink offering. They also handle geographic-related opportunities as they arise.

     The Solution Strategist Network is comprised of associates throughout our various practices who are at least 80 percent dedicated to developing business. Solution strategists possess deep subject matter expertise within a specific discipline and are incented on the amount of revenue they generate. Solution strategists sell new business in geographic accounts and collaborate with the sales organization on target account opportunities to provide content expertise. In addition to our practice-centric solution strategists, a team of "enterprise solution strategists" are in place that specialize in large, enterprise-wide, cross-functional opportunities.

     Telemarketing. Answerthink has trained groups of telemarketers to be conversant in its various solution areas. Telemarketing is coordinated to ensure that our inbound and outbound efforts are synchronized.

     The Delivery Organization is comprised of our billable associates who work at client locations. Their job is to find additional opportunities through their normal course of delivering existing projects, thereby helping us expand our business within existing accounts.

     In addition to our business development team, we have a corporate marketing and communications organization responsible for overseeing Answerthink's marketing programs, public relations and employee communications activities. Our Business Process Intelligence approach will form the main thrust of our market message in 2002. It will be our defining voice and differentiating point of view in the marketplace. In the second quarter, we plan to launch the BPI message formally to clients through a variety of communications initiatives, including collateral, white papers, a series of executive breakfasts and Webcasts. We also plan to be aggressive in taking the BPI story to top business media and analysts who cover our industry.

     Awards we have won demonstrate to the market the expertise of Answerthink people and the depth and breadth of our intellectual capital. Such awards help to support business development and maximize awareness of the Answerthink brand.

MARKET SEGMENTATION

     We have segmented our market focus into the following categories:

     .   Top 35 Accounts
     .   Target Accounts
     .   Geographic Focus Accounts

     Top 35 Accounts are a mix of our largest existing clients and our most strategic prospects. To facilitate proper account management, each top 35 account has an Answerthink leadership team member assigned to perform the role of client executive, an associate from the sales, solution strategist or delivery organizations to perform the role of Account Manager, and an associate from the delivery organization to perform the role of delivery leader.

     Target Accounts are comprised of prospects and clients who are geographically situated where a sales representative resides. Criteria for inclusion as a target account includes the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative is primarily responsible to identify business opportunities in the account, act as the single point of coordination for the client and perform the general duties of account manager.

     Geographic Focus Accounts are accounts within a specified geography that fall neither within the top 35 or target account lists. These accounts can include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts. This account set is handled primarily on an opportunistic basis, except for active clients where delivery teams are constantly driving additional revenue.

COMPETITION

     The market for our services is highly competitive. Although the pressures to provide more services, complete projects more quickly and help clients reduce costs will only increase, we believe our competitive position has never been stronger. Our competitors include international accounting firms, international, national and regional systems consulting and implementation firms, the IT services divisions of application software firms, and marketing and communications firms.

     The most significant competitive factors we face are perceived value, price and breadth of services offered. We believe that our multidisciplinary, knowledge-based approach, broad and expanding framework of services, and distinctive corporate culture allow us to compete favorably. The collaborative, communicative way we deliver strategic solutions that meet our clients' needs is also a key point of differentiation for us. By defining our brand around intellectual capital, technical expertise, industry knowledge and experience, quality of service and responsiveness to client needs, and speed in delivering our solution offerings, we will continue to strengthen our competitive position.


MANAGEMENT SYSTEMS

     Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We continuously work to improve Mind~Share, as well as our infrastructure and management control systems, which represent a true competitive advantage for us. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all of our consultants worldwide on a real-time basis. We also believe that our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate new employees and systems of businesses we have acquired.

HUMAN RESOURCES

     Our culture fosters intellectual rigor and creativity, collaboration and innovation. We believe in building relationships with our clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We maintain that the most effective working environment is one where everyone is encouraged to contribute.

     We believe that Answerthink's central values are the strongest expression of our working style. They represent the behavior we want to encourage and the people we want to develop. They are what, at our core, we really stand for. These central values are:
     .   Diversity: of backgrounds, skills and experiences

     .   Knowledge: as individuals and a system of individuals
     .   Collaboration: with one another, with our partners and with our clients

     Our working style is how those values get translated in daily life, how clients experience working with us and how we deliver on our promises. Our work style is:
     . Insightful: the problems our clients face are complex; therefore we have to be imaginative and innovative
     . Thorough: we deliver rigorous, thorough solutions because that is what our clients expect
     . Committed: we are absolutely committed to delivering the right solutions and avoiding the tempting compromises sometimes offered by deadlines, budgets or politics
     . Passionate: passion drives business success, our clients' success and, therefore, ours

     Our human resources staff includes dedicated resources to recruit consultants with both business and technology expertise. We have built a recruiting team that drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. We also have an employee referral program which rewards existing employees who source new hires.

     Training and development are keys to our success -- and therefore, our clients' successes. That is why we provide a thorough orientation and training curriculum for employees at every level. New hires complete "Onboarding" training to gain a complete picture of Answerthink, our mission, core objectives and values, as well as our organization, clients and structure. Key executives regularly attend these sessions. In addition, we train our consultants via Answerthink University in specific skill sets, such as business strategy, technology and project management, that best complement our multidisciplinary teams. To fully leverage our "front-line" experiences and support our culture, we often use our own people as trainers. Many of our practices maintain technology and development labs, so our implementation specialists can stay current on the latest software releases from leading vendors. Much of the ongoing development of our consultants comes from their work on client engagements involving new business models and technology, which is then captured in Mind~Share and made available for training other consultants.

     The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs, a 401(k) program including a company match, stock options and a stock purchase program. Our associates are paid competitive salaries and cash bonuses based upon market conditions and our performance. All billable employees are eligible to earn project bonuses based on project profitability and client satisfaction.

     As of December 28, 2001, we had approximately 1,100 associates, approximately 82% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

COMMUNITY INVOLVEMENT

     One important way we put our values into action is through our commitment to the communities where we work. The mission of Answerthink's Community Council, which operates in each of the cities where we have offices, is to leave the markets, communities and clients we serve better than we found them. We do it by building a strong sense of community, collaboration and personal interaction among all of our associates, through both volunteer and service programs and social gatherings. Not only do the Community Council's efforts make our towns and cities better places to live and do business, but they also make Answerthink a better place to work. Answerthink's associates are actively involved in many valuable and high-impact community programs, including United Way, Ronald McDonald House, Big Brothers & Sisters, Race for the Cure, Make-A-Wish Foundation, Habitat for Humanity, the National Adoption Center and the National Heart Association.

RISK FACTORS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or printed elsewhere by management from time to time.

     Our quarterly operating results may vary.

     Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

     .   the number, size, timing and scope of client engagements;

     .   customer concentration;

     .   long and unpredictable sales cycles;

     .   contract terms of client engagements;

     .   degrees of completion of client engagements;

     .   client engagement delays or cancellations;

     .   competition for and utilization of employees;

     . how well we estimate the resources we need to complete client engagements;

     .   the integration of acquired businesses;

     .   pricing changes in the industry;

     . economic conditions specific to the Internet and information technology consulting; and

     .   general economic conditions.

     A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in client engagements or in employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict future performance.

         If we are unable to maintain our reputation and expand our name recognition, we may have difficulty attracting new business and retaining current clients and employees.

     We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of IT services. If our reputation is damaged or if potential clients are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

         We depend heavily on a limited number of clients.

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2001, our five largest clients accounted for approximately 41% of our revenues in the aggregate, with two clients each accounting for more than 5% of revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client's expectations, or that client's decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

         We have risks associated with potential acquisitions or investments.

     Since we were founded, we have significantly expanded through acquisitions. In the future, we plan to pursue additional acquisitions. We will do this to:

     .   recruit well-trained, high-quality professionals;

     .   expand our service offerings;

     .   gain additional industry expertise;

     .   broaden our client base; and

     .   expand our geographic presence.

     We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

     .        diversion of management's attention;

     .        failure to retain key personnel;

     .        failure to retain existing clients;

     .        unanticipated events or circumstances;

     .        legal liabilities; and

     .        amortization of acquired intangible assets.


     We cannot assure you that client satisfaction or performance problems at a single acquired firm will not have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our recent or future acquired businesses will generate anticipated revenues or earnings.

         We may be unable to achieve anticipated benefits from acquisitions and joint ventures.

         During last year, we completed one acquisition in the form of an asset purchase. The anticipated benefits from this and future acquisitions may not be achieved. For example, when we acquire a company or certain assets of a company, we cannot be certain that customers acquired in the transaction will continue to do business with us or that employees of the acquired operations will continue their employment or become well integrated into our operations. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of this attention from management, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

         We may be subject to claims for past acts of the companies that we acquire, which may subject us to increased expenses.

     We could experience financial or other setbacks if any of the businesses that we acquire had problems in the past of which we are not aware. To the extent any client or other third party asserts any legal claim against any of the companies we have acquired, our business, results of operations and financial condition could be materially and adversely affected.

         We may not be able to hire, train, motivate, retain and manage professional staff.

     To succeed, we must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services we offer is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we hire. This could hinder our ability to complete existing client engagements and bid for new client engagements. Hiring, training, motivating, retaining and managing employees with the skills we need is time-consuming and expensive.

         We could lose money on our contracts.

     As part of our strategy, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. In the past, we have, on occasion, engaged in negotiations with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate, the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

         Lack of detailed written contracts could impair our ability to collect fees, protect our intellectual property and protect ourselves from liability to others.

     We try to protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the client engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired.

         Our corporate governance provisions may deter a financially attractive takeover attempt.

     Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders would receive a premium for their shares. These provisions include the following:

     . stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

     . our board of directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

     . we would not be required to hold a special meeting to consider a takeover proposal unless holders of more than a majority of the shares entitled to vote on the matter were to submit a written demand or demands for us to do so; and

     . our board of directors may, without obtaining stockholder approval, classify and issue up to 1,250,000 shares of preferred stock with powers, preferences, designations and rights that may make it more difficult for a third party to acquire us.

         Our markets are highly competitive.

     We may not be able to compete effectively with current or future competitors. The IT services market is highly competitive. We expect competition to further intensify as this market continues to evolve. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from international accounting firms; international, national and regional systems consulting and implementation firms; the IT services divisions of application software firms; and marketing and communication firms.

     In addition, there are relatively low barriers to entry into the IT services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance, than ours, which could significantly decrease our revenues and the value of your investment.

         We may lose large clients or significant client engagements.

     Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services without penalty. As a result, if we lose a major client or large client engagement, our revenues will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel or significantly reduce the scope of a large client engagement, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large account receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

         We rely on our intellectual property rights.

     We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. Although we enter into confidentiality agreements with our employees and limit distribution of proprietary information, there can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

     Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of claims alleging infringement of third-party intellectual property rights. Any claims could require us to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement.

         The market price of our common stock may fluctuate widely.

     The market price of our common stock could fluctuate substantially due to:

     .   future announcements concerning us or our competitors;

     .   quarterly fluctuations in operating results;

     .   announcements of acquisitions or technological innovations; or

     .   changes in earnings estimates or recommendations by analysts.

     In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock's market price may impact our ability to finance our operations and retain personnel.

ITEM 2.  PROPERTIES

     Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 16,036 square feet and expires June 30, 2003. We also have offices in Atlanta, Boston, Chicago, Cleveland, Dallas, Frankfurt, London, Los Angeles, New York, Philadelphia, Sarasota (FL), Seattle and Washington, D.C. We believe that we will be able to obtain suitable space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

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

     This lawsuit became our responsibility upon the merger of Answerthink and THINK New Ideas. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds. The plaintiffs filed a motion in opposition. On March 15, 2000, the court granted the defendant's motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the "Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The deadline for fact discovery was February 22, 2002. The plaintiffs' motion for class certification is pending before the court. The defendants have until April 5, 2002 to file an opposition to that motion. We believe there are meritorious defenses to the claims made in the Second Amended Complaint and we intend to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of our operations and/or financial condition in the future.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

                                                           High           Low
                                                      ------------  ------------

2001
Fourth Quarter                                             $ 6.80       $  3.15
Third Quarter                                              $ 9.81       $  3.50
Second Quarter                                             $ 9.99       $  3.50
First Quarter                                              $ 9.06       $  3.25

2000
Fourth Quarter                                             $18.75       $  2.53
Third Quarter                                              $19.94       $ 13.44
Second Quarter                                             $28.50       $ 14.00
First Quarter                                              $40.38       $ 20.13

     The closing sale price for the common stock on March 15, 2002 was $6.90.

     As of March 15, 2002, there were approximately 386 holders of record of our common stock and 46,839,761 shares of common stock outstanding.

COMPANY DIVIDEND POLICY

     We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business. In addition, under the terms of our revolving credit facility, we cannot pay dividends to our shareholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 28, 2001, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We merged with triSpan, Inc. ("triSpan") in February 1999 and THINK New Ideas in November 1999 in transactions that were accounted for using the pooling-of-interests method of accounting. All historical financial information included in the selected consolidated financial data has been restated to include the financial position and results of operations of triSpan and THINK New Ideas. Accordingly, financial information presented herein prior to Answerthink's date of incorporation of April 23, 1997 is solely that of triSpan and THINK New Ideas. Prior to the merger with THINK New Ideas, THINK New Ideas used a fiscal year ending June 30. The 1999 and 1998 consolidated financial statements combine the Company's and THINK New Ideas' financial statements for the years ended December 31, 1999 and January 1, 1999. The restated consolidated financial statements as of and for the year ended January 2, 1998 include the operating results of Answerthink as of and for the year ended January 2, 1998 and the operating results of THINK New Ideas as of and for the year ended June 30, 1998.

                                                                                       Year Ended
                                                           -------------------------------------------------------------------
                                                           December 28,  December 29,  December 31,  January 1,    January 2,
                                                              2001           2000           1999          1999       1998
                                                           ------------  ------------  ------------  ------------  -----------
                                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues............................................    $  247,461    $  311,136    $  260,460    $  167,517    $  77,144
Costs and expenses:
  Project personnel and expenses........................       155,150       181,338       153,571        98,314       45,975
  Selling, general and administrative expenses..........        88,704       111,033        83,661        63,530       37,147
  Restructuring costs...................................         8,489         3,700            --            --           --
  Stock compensation expense............................         4,855           853           960        64,626       23,043
  Merger related expenses...............................            --            --        11,700            --           --
  Purchased research and development expense............            --            --            --         5,200        9,200
  Settlement costs......................................            --            --            --            --        1,903
                                                           ------------  ------------  ------------  ------------  -----------
    Total costs and operating expenses..................       257,198       296,924       249,892       231,670      117,268
                                                           ------------  ------------  ------------  ------------  -----------
Income (loss) from operations...........................        (9,737)       14,212        10,568       (64,153)     (40,124)
Other income (expense):
  Litigation settlement.................................            --         1,850            --         2,500           --
  Non-cash investment losses............................            --        (2,350)           --            --           --
  Interest income (expense), net........................         1,057         1,128           281          (631)         556
                                                           ------------  ------------  ------------  ------------  -----------
Income (loss) before income taxes and extraordinary loss        (8,680)       14,840        10,849       (62,284)     (39,568)
Income tax expense (benefit)............................          (161)        6,939         7,602          (870)         340
                                                           ------------  ------------  ------------  ------------  -----------
Income (loss) before extraordinary loss                         (8,519)        7,901         3,247       (61,414)     (39,908)
Extraordinary loss on early extinguishment of debt (net
  of taxes).............................................            --            --         2,113            --           --
                                                           ------------  ------------  ------------  ------------  -----------
Net income (loss).......................................    $   (8,519)   $    7,901    $    1,134    $  (61,414)   $ (39,908)
                                                           ============  ============  ============  ============  ===========

Basic net income (loss) per common share  ..............    $    (0.19)   $     0.20    $     0.03    $    (2.47)   $   (3.46)
Weighted average common shares outstanding..............        43,999        40,262        34,953        24,844       11,521

Diluted net income (loss) per common share  ............    $    (0.19)   $     0.18    $     0.03    $    (2.47)   $   (3.46)
Weighted average common shares and common share
  equivalents...........................................        43,999        45,137        43,098        24,844       11,521

                                                           December 28,  December 29,  December 31,  January 1,    January 2,
                                                               2001          2000           1999          1999          1998
                                                           ------------  ------------  ------------  ------------  -----------
                                                                                     (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents ..............................    $   59,888    $   51,662    $   27,124    $   36,931    $  10,781
Working capital ........................................    $   81,313    $   74,787    $   55,166    $   49,711    $  15,349
Total assets ...........................................    $  211,919    $  228,676    $  200,713    $  153,394    $  86,686
Shareholders' equity....................................    $  177,701    $  172,054    $  140,270    $  100,789    $  35,351

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Answerthink is a leading provider of technology-enabled business transformation solutions. The Company brings together multi-disciplinary expertise in benchmarking, business transformation, interactive direct marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply chain, as well as across a variety of industry sectors.

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

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition

     Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or on a fixed-fee or capped-fee basis. Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized based on our evaluation of actual costs incurred to date compared to total estimated costs using the percentage of completion method of accounting. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been billed. If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients' expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Net revenues exclude reimbursable expenses charged to clients.

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

     Accounts Receivable and Allowances for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our management makes estimates of the uncollectibility of our accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired companies in excess of the fair-value of the net assets acquired. Goodwill is amortized over 15 years on a straight-line basis. Other intangible assets include the portion of the cost of acquired companies assigned to other intangible assets and are amortized over the period of expected discounted cash flows. We assess the impairment of goodwill and other intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that the carrying value of goodwill and other intangible assets may not be recoverable, we measure any impairment based on a projected undiscounted cash flow method.

     Under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Under the provisions of SFAS 142, goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 will not be amortized even though a company has not otherwise adopted SFAS 142. Accordingly, we adopted the provisions of SFAS 142 in accounting for our acquisition completed on August 26, 2001 and therefore, the goodwill resulting from this acquisition is not being amortized. We will apply the provisions of SFAS 142 to our remaining goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $6.0 million per year. During 2002, we will perform the first of the required tests of goodwill and indefinite lived intangible assets as of December 29, 2001. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     Litigation and Contingencies

     Litigation and contingencies are reflected in our consolidated financial statements based on management's assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

RESULTS OF OPERATIONS

     Our fiscal year ends on the Friday closest to December 31. Our fiscal year generally consists of a 52-week period. Fiscal years 2001, 2000 and 1999 ended on December 28, 2001, December 29, 2000 and December 31, 1999, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

     The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

                                                                             Year Ended
                                                  ----------------------------------------------------------------
                                                     December 28, 2001     December 29, 2000    December 31, 1999
                                                  ---------------------   -------------------  -------------------
                                                              (in thousands, except percentage data)
Net revenues                                      $ 247,461     100.0%   $ 311,136    100.0%   $ 260,460   100.0%
Costs and expenses:
  Project personnel and expenses                    155,150      62.7%     181,338     58.3%     153,571    58.9%
  Selling, general and administrative expenses       88,704      35.8%     111,033     35.7%      83,661    32.1%
  Restructuring costs                                 8,489       3.4%       3,700      1.2%          --       --
  Stock compensation expense                          4,855       2.0%         853      0.2%         960     0.4%
  Merger related expenses                                --         --          --        --      11,700     4.5%
                                                  ----------  --------   ----------  --------  ---------- --------
Total costs and operating expenses                  257,198     103.9%     296,924     95.4%     249,892    95.9%
                                                  ----------  --------   ----------  --------  ---------- --------
Income (loss) from operations                        (9,737)     (3.9%)     14,212      4.6%      10,568     4.1%
Other income (expense):
  Litigation settlement                                  --         --       1,850      0.6%          --       --
  Non-cash investment losses                             --         --      (2,350)    (0.8%)         --       --
  Interest income (expense), net                      1,057       0.4%       1,128      0.3%         281     0.1%
                                                  ----------  ---------  ----------  --------  ---------- --------
Income (loss) before income taxes and
   extraordinary loss                                (8,680)     (3.5%)     14,840      4.7%      10,849     4.2%
Income tax expense (benefit)                           (161)     (0.1%)      6,939      2.2%       7,602     2.9%
                                                  ----------  ---------  ----------  --------  ---------- --------
Income (loss) before extraordinary loss              (8,519)     (3.4%)      7,901      2.5%       3,247     1.3%
Extraordinary loss on early extinguishment
   of debt (net of taxes)                                 --         --         --        --       2,113     0.8%
                                                  ----------  ---------  ----------  --------  ---------- --------
Net income (loss)                                 $  (8,519)     (3.4%)  $   7,901      2.5%   $   1,134     0.5%
                                                  ----------  ---------  ----------  --------  ---------- --------

COMPARISON OF 2001 TO 2000

     Overview. We reported a net loss of $8.5 million in 2001 compared to net income of $7.9 million in 2000. Our $8.5 million net loss during 2001 included non-recurring items of $8.5 million related to restructuring costs associated with personnel and facilities reductions and $4.9 million of non-cash compensation expense. The compensation expense was primarily related to the granting of "in-the-money" stock options to participants in our Employee Stock Purchase Plan in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. In 2000, we incurred non-recurring items of $10.5 million related to reserves for dotcom related receivables, $3.7 million of restructuring costs associated with personnel and facilities reductions, $2.4 million for non-cash investment losses and $1.85 million of income from a litigation settlement. Our loss in 2001 was attributable to the non-recurring items mentioned above as well as the decrease in revenues resulting from a decline in information technology spending by our customers and potential customers in reaction to the overall slowdown in the economy during 2001.

     Net Revenues. Net revenues decreased 20.5% to $247.5 million in 2001 from $311.1 million in 2000. The decrease in net revenues was primarily attributable to a decrease in the number of customers and the average size of our projects resulting from reduced demand for information technology services. In 2001, two customers each had revenues greater than 5% of total net revenues. In the aggregate, these two customers accounted for approximately 30% of total net revenues. In 2000, one customer accounted for approximately 11% of net revenues.

     Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses decreased 14.4% to $155.2 million in 2001 from $181.3 million in 2000. The decrease in project personnel and expenses was the result of a decrease in the number of consultants, partially offset by an increase in average salaries. Consultant headcount was 1,011 as of December 28, 2001 compared to 1,376 as of December 29, 2000. Project personnel and expenses as a percentage of net revenues increased to 62.7% in 2001 from 58.3% in 2000. This increase in project personnel costs and expenses as a percentage of net revenues was due to lower consultant utilization, partially offset by higher billing rates.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 20.1% to $88.7 million in 2001 from $111.0 million in 2000. The decrease in selling, general and administrative expenses was primarily a result of a decrease in bad debt expense, lower salary and benefit expenses associated with a decrease in functional support associates, lower recruiting and training costs resulting from a decrease in the number of consultants and reduced marketing costs. Sales and functional support headcount was 168 as of December 28, 2001 compared to 270 as of December 29, 2000. Selling, general and administrative expenses as a percentage of net revenues were comparable between 2001 and 2000 at 35.8% and 35.7%, respectively.

     Restructuring Costs. Restructuring costs were $8.5 million and $3.7 million in 2001 and 2000, respectively. In 2001, costs consisted of $4.3 million for reduction in consultants and functional support personnel and $4.2 million for closure and consolidation of facilities and related exit costs. The 2000 costs related to the reduction in consultants and functional support personnel and closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services in the latter portion of 2000 and throughout 2001. We took steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services. The 2001 restructuring plan involved the involuntary termination of approximately 260 employees. Approximately 200 employees were terminated by December 28, 2001. Accrued restructuring related expenses were $5.7 million as of December 28, 2001, of which $4.5 million related to closure and consolidation of facilities and related exit costs and $1.2 million related to reduction in personnel.

     Stock Compensation Expense. Stock compensation expense in 2001 primarily related to the granting of stock options to participants in our Employee Stock Purchase Pan. These stock options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending on December 31, 2000 and June 30, 2001. We recorded a non-cash compensation charge of $4.2 million in 2001 for the difference between the fair market value of the stock on the option grant date and the exercise price.

     Litigation Settlement. In June 2000, pursuant to a confidential settlement agreement, we settled litigation in which we were the plaintiff. We recorded a gain of $1.85 million as a result of this settlement.

     Non-Cash Investment Losses. In the fourth quarter of 2000, we recorded non-cash investment losses of $2.4 million related to the full impairment of all of our dotcom related investments.

     Income Taxes. We recorded an income tax benefit of $161,000 in 2001, which represented 1.85% of our 2001 pre-tax loss. In 2000, we recorded income tax expense of $6.9 million, which represented 46.8% of our 2000 pre-tax income. The lower effective tax rate for 2001 was primarily due to the impact of permanent differences, primarily goodwill amortization, on a relatively small pretax loss.

COMPARISON OF 2000 TO 1999

     Overview. In 2000, we reported net income of $7.9 million compared to net income of $1.1 million in 1999. Our $7.9 million net income during 2000 included non-recurring items of $10.5 million related to reserves for dotcom related receivables, $3.7 million of restructuring costs associated with personnel and facilities reductions, $2.4 million for non-cash investment losses and $1.85 million of income from a litigation settlement. In 1999, we incurred non-recurring charges consisting primarily of $11.7 million for our mergers with triSpan and THINK New Ideas and a $2.1 million extraordinary loss on the early extinguishment of debt that was assumed in connection with our merger with triSpan.

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

     Project Personnel and Expenses. Project personnel costs and expenses increased 18.1% to $181.3 million in 2000 from $153.6 million in 1999. This increase was primarily due to an increase in the average number of consultants required to serve our clients during the year and an increase in average salaries. However, due to staff reductions in the fourth quarter of 2000, our year-end billable headcount remained relatively consistent at 1,376 at December 29, 2000 compared to 1,396 at December 31, 1999. Project personnel costs and expenses as a percentage of net revenues were 58.3% in 2000 compared to 58.9% during 1999. This decrease was primarily due to an increase in the average billing rate for consultants.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32.7% to $111.0 million in 2000 from $83.7 million in 1999. The increase in selling, general and administrative expenses primarily related to a non-recurring charge of $10.5 million in the fourth quarter of 2000 related to reserves for dotcom related receivables, an increase in selling costs due to higher sales volume, increased marketing costs associated with our name change and branding campaign, increased technology costs and additional goodwill amortization expense associated with our acquired businesses. Selling, general and administrative expenses as a percentage of net revenues increased to 35.7% in 2000 from 32.1% during 1999. This increase was primarily attributable to the non-recurring charges recorded in the fourth quarter of 2000.

     Merger Related Expenses. Merger related expenses were $11.7 million in 1999. These expenses related to our mergers with triSpan in February 1999 and THINK New Ideas in November 1999, which were accounted for as poolings-of-interests. The expenses included investment banking, legal and accounting fees as well as the costs of combining operations and eliminating duplicate facilities.

     Income Taxes. We recorded income tax expense of $6.9 million, which represented 46.8% of our pre-tax income in 2000. In 1999, we recorded an income tax expense of $7.6 million, which represented 70.0% of our pre-tax income. The higher than expected tax rate in 1999 was primarily attributable to non-deductible merger related expenses and the establishment of a deferred tax liability for triSpan when it converted from an S corporation to a C corporation at the time of the merger.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. On May 28, 1998, we completed our initial public offering of our common stock, which resulted in net proceeds of $38.5 million. We also have a revolving credit facility for $15.0 million. The credit facility includes, among other things, covenants relating to the maintenance of certain financial ratios. At December 28, 2001, we had no borrowings under this facility. Letters of credit of $2.7 million were outstanding under the agreement. At December 28, 2001, we had $59.9 million of cash and cash equivalents compared to $51.7 million at December 29, 2000.

     Net cash provided by operating activities was $15.5 million for 2001 compared to $20.2 million provided by operating activities during 2000. During 2001, net cash provided by operating activities was primarily attributable to a $15.3 million decrease in accounts receivable and unbilled revenue and non-cash expenses of $22.5 million, partially offset by a $8.5 million net loss, a $6.3 million decrease in media payable, a $6.0 million decrease in accrued expenses and other liabilities and a $4.8 million decrease in accounts payable. Net cash provided by operating activities during 2000 related primarily to our net income of $7.9 million and non-cash expenses of $26.7 million, partially offset by a $9.7 million increase in prepaid expenses and other assets and a $9.2 million decrease in media payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables that have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers' media campaigns.

     Net cash used in investing activities was $11.7 million for 2001 compared to $11.0 million used during 2000. The use of cash for investing activities in 2001 was attributable to $9.5 million of purchases of property and equipment and $2.1 million used in the acquisition of businesses. During 2000, the uses of cash for investing activities were $8.9 million of purchases of property and equipment and $4.6 million of additional consideration for certain prior acquisitions, partially offset by net sales and redemptions of short-term investments of $2.4 million.

     Net cash provided by financing activities was $4.4 million in 2001 compared to $15.4 million during 2000. The source of cash from financing activities during 2001 was $4.4 million of proceeds from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan. During 2000, the primary source of cash from financing activities was $17.2 million of proceeds from the sale of common stock as a result of exercises of stock options and warrants as well as the sale of stock through our Employee Stock Purchase Plan, partially offset by $1.8 million repayment of notes payable.

     We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditures requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. We cannot assure you however, that additional financing will be available when needed or desired on terms favorable to us or at all.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, effective for all business combinations completed after June 30, 2001, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires the application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Under the provisions of SFAS 142, goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 will not be amortized even though a company has not otherwise adopted SFAS 142. Accordingly, we adopted the provisions of SFAS 142 in accounting for our acquisition completed on August 26, 2001 and therefore, the goodwill resulting from this acquisition is not being amortized. We will apply the provisions of SFAS 142 to our remaining goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $6.0 million per year. During 2002, we will perform the first of the required annual impairment tests of goodwill and indefinite lived intangible assets as of December 29, 2001. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes Statement of Financial Accounting Standards No. 121, while retaining many of the requirements of such statement. We are currently evaluating the effect that such adoption may have on our consolidated results of operations and financial position.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, effective for fiscal years beginning after December 15, 2001. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. We have historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. We will adopt Topic No. D-103 in financial reporting periods beginning after December 28, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. During the years ended December 28, 2001, December 29, 2000 and December 31, 1999, reimbursed out-of-pocket expenses totaled $31.8 million, $39.4 million and $29.3 million, respectively. Accordingly, if the provisions of Topic No. D-103 had been adopted during these years ended, revenues and project personnel and expenses would have been higher by the amounts noted. Our net income would not have changed but gross profit as a percentage of total revenues would have decreased.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               ANSWERTHINK, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----
Report of Independent Certified Public Accountants                                                           26

Consolidated Balance Sheets as of December 28, 2001 and December 29, 2000                                    27

Consolidated Statements of Operations for the Years Ended December 28, 2001, December 29, 2000 and
   December 31, 1999                                                                                         28

Consolidated Statements of Shareholders' Equity for the Years Ended December 28, 2001, December 29, 2000
   and December 31, 1999                                                                                     29

Consolidated Statements of Cash Flows for the Years Ended December 28, 2001, December 29, 2000 and
   December 31, 1999                                                                                         30

Notes to Consolidated Financial Statements                                                                   31

Schedule II  --  Valuation and Qualifying Accounts and Reserves                                              46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Answerthink, Inc.
Miami, Florida

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries (the "Company") at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements give retroactive effect to the mergers of triSpan, Inc. on February 26, 1999 and THINK New Ideas, Inc. on November 5, 1999 in transactions accounted for as pooling of interests, as described in Note 2 to the financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 7, 2002

                                ANSWERTHINK, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                           December 28,       December 29,
                                                                                               2001               2000
                                                                                        -----------------  ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $       59,888     $      51,662
     Accounts receivable and unbilled revenue, net of allowance of $6,810
        and $11,122 in 2001 and 2000, respectively                                               39,164            59,706
     Other receivables                                                                              851             3,547
     Prepaid expenses and other assets                                                           15,628            16,494
                                                                                        -----------------  ----------------
         Total current assets                                                                   115,531           131,409
Property and equipment, net                                                                      18,468            14,655
Goodwill, net                                                                                    77,920            82,612
                                                                                        -----------------  ----------------
         Total assets                                                                    $      211,919     $     228,676
                                                                                        =================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $        5,187     $      10,006
     Accrued expenses and other liabilities                                                      27,992            39,270
     Media payable                                                                                1,039             7,346
                                                                                        -----------------  ----------------
         Total current liabilities                                                               34,218            56,622
                                                                                        -----------------  ----------------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and
        outstanding                                                                                  --                --
     Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  45,880,118 shares at December 28, 2001; 44,234,837 shares at
        December 29, 2000                                                                            46                44
     Additional paid-in capital                                                                 257,115           243,299
     Unearned compensation                                                                           --              (348)
     Accumulated deficit                                                                        (79,460)          (70,941)
                                                                                        -----------------  -----------------
         Total shareholders' equity                                                             177,701           172,054
                                                                                        -----------------  ----------------
         Total liabilities and shareholders' equity                                      $      211,919     $     228,676
                                                                                        =================  ================

   The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                          Year Ended
                                                                     -----------------------------------------------------
                                                                        December 28,      December 29,      December 31,
                                                                            2001              2000              1999
                                                                     ----------------- ----------------- -----------------
Net revenues                                                          $      247,461    $      311,136    $      260,460
Costs and expenses:
     Project personnel and expenses                                          155,150           181,338           153,571
     Selling, general and administrative expenses                             88,704           111,033            83,661
     Restructuring costs                                                       8,489             3,700               --
     Stock compensation expense                                                4,855               853               960
     Merger related expenses                                                     --                --             11,700
                                                                     ----------------- ----------------- -----------------
         Total costs and operating expenses                                  257,198           296,924           249,892
                                                                     ----------------- ----------------- -----------------
     Income (loss) from operations                                            (9,737)           14,212            10,568
Other income (expense):
     Litigation settlement                                                        --             1,850                --
     Non-cash investment losses                                                   --            (2,350)               --
     Interest income                                                           1,222             1,383               926
     Interest expense                                                           (165)             (255)             (645)
                                                                     ----------------- ----------------- -----------------
     Income (loss) before income taxes and extraordinary loss                 (8,680)           14,840            10,849
Income tax expense (benefit)                                                    (161)            6,939             7,602
                                                                     ----------------- ----------------- -----------------
Income (loss) before extraordinary loss                                       (8,519)            7,901             3,247
Extraordinary loss on early extinguishment of debt (net of
   taxes of $1,408)                                                               --                --             2,113
                                                                     ----------------- ----------------- -----------------
Net income (loss)                                                     $       (8,519)   $        7,901    $        1,134
                                                                     ================= ================= =================

Basic net income (loss) per common share:
   Income (loss) before extraordinary loss                            $        (0.19)   $         0.20    $         0.09
   Extraordinary loss on early extinguishment of debt                 $           --    $           --    $        (0.06)
   Net income (loss) per common share                                 $        (0.19)   $         0.20    $         0.03

Weighted average common shares outstanding                                    43,999            40,262            34,953

Diluted net income (loss) per common share:
   Income (loss) before extraordinary loss                            $        (0.19)   $         0.18    $         0.08
   Extraordinary loss on early extinguishment of debt                 $           --    $           --    $        (0.05)
   Net income (loss) per common share                                 $        (0.19)   $         0.18    $         0.03

Weighted average common and common equivalent shares outstanding              43,999            45,137            43,098

   The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                         Common Stock       Additional                               Total
                                                     ---------------------    Paid-in     Unearned    Accumulated Shareholders'
                                                        Shares     Amount     Capital    Compensation    Deficit      Equity
                                                     ------------ -------- ------------- ------------ ----------- -------------
Balance at January 1, 1999                                40,229    $  40    $  182,115   $   (1,390)  $ (79,976)  $  100,789
Issuance of common stock                                   1,631        2        14,978           --          --       14,980
Purchase and retirement of stock                            (350)      --            (3)          --          --           (3)
Issuance of common stock for business acquisitions         1,222        1        22,794           --          --       22,795
Amortization of deferred compensation expense                 --       --            --          575          --          575
Net income                                                    --       --            --           --       1,134        1,134
                                                     ------------ -------- ------------- ------------ ----------- -------------
Balance at December 31, 1999                              42,732    $  43    $  219,884   $     (815)  $ (78,842)  $  140,270
Issuance of common stock                                   1,298        1        17,176           --          --       17,177
Purchase and retirement of stock                            (172)      --        (1,883)          --          --       (1,883)
Issuance of common stock for business acquisitions           377       --         8,122           --          --        8,122
Amortization of deferred compensation expense                 --       --            --          467          --          467
Net income                                                    --       --            --           --       7,901        7,901
                                                      ----------- -------- ------------- ------------ ------------ ------------
Balance at December 29, 2000                              44,235    $  44    $  243,299   $     (348)  $ (70,941)  $  172,054
Issuance of common stock                                     890        1         4,366           --          --        4,367
Issuance of stock options                                     --       --         4,218           --          --        4,218
Issuance of common stock for business acquisitions           755        1         5,232           --          --        5,233
Amortization of deferred compensation expense                 --       --            --          348          --          348
Net loss                                                      --       --            --           --      (8,519)      (8,519)
                                                     ------------ -------- ------------- ------------ ----------- -------------
Balance at December 28, 2001                              45,880    $  46    $  257,115   $       --   $ (79,460)  $  177,701
                                                     ============ ======== ============= ============ =========== =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                        Year Ended
                                                                         -------------------------------------------
                                                                         December 28,  December 29,   December 31,
                                                                             2001           2000          1999
                                                                         ------------- ------------- ---------------
Cash flows from operating activities:
   Net income (loss)                                                       $  (8,519)     $   7,901      $   1,134
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss on early exinguishment of debt                         --             --           2,113
       Depreciation and amortization                                          12,531         12,589         10,397
       Non-cash compensation expense                                           4,855            853            960
       Provision for doubtful accounts                                         5,279         12,982          1,357
       Deferred income taxes                                                    (160)          (175)        (2,663)
       Investment losses                                                          --          2,350             --
       Gain on litigation settlement                                              --         (1,850)            --
       Impairment of capitalized software                                         --             --            989
Changes in assets and liabilities, net of effects from acquisitions:
     Decrease (increase) in accounts receivable and unbilled revenue          15,263          1,716        (25,648)
     Decrease in other receivables                                             2,696          1,793          5,426
     Decrease (increase) in prepaid expenses and other assets                    740         (9,689)        (1,254)
     Increase (decrease) in accounts payable                                  (4,819)         1,024         (3,477)
     Increase (decrease) in accrued expenses and other liabilities            (6,044)          (181)        13,571
     Increase (decrease) in media payable                                     (6,307)        (9,154)         4,408
                                                                         -------------  -------------  -------------
         Net cash provided by operating activities                            15,515         20,159          7,313
Cash flows from investing activities:
     Purchases of property and equipment                                      (9,514)        (8,920)        (5,285)
     Purchases of short-term investments                                          --           (500)        (2,432)
     Redemption, sales and maturities of short-term investments                   --          2,932          1,000
     Cash used in acquisition of businesses, net of cash acquired             (2,142)        (4,560)       (10,918)
                                                                         -------------  -------------  -------------
         Net cash used in investing activities                               (11,656)       (11,048)       (17,635)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                    4,367         17,177         14,980
     Purchase and retirement of common stock                                      --             --             (3)
     Proceeds from revolving credit facility                                      --             --            400
     Repayment of revolving credit facility                                       --             --         (2,177)
     Repayment of notes payable                                                   --         (1,750)        (4,685)
     Repayment of  redeemable subordinated notes                                  --             --         (8,000)
                                                                         -------------  -------------  -------------
         Net cash provided by financing activities                             4,367         15,427            515
                                                                         -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                           8,226         24,538         (9,807)
Cash and cash equivalents at beginning of year                                51,662         27,124         36,931
                                                                         -------------  -------------  -------------
Cash and cash equivalents at end of year                                   $  59,888      $  51,662      $  27,124
                                                                         =============  =============  =============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                $      92      $     100      $     546
     Cash paid for income taxes                                            $   1,524      $   9,673      $   8,268

   The accompanying notes are an integral part of the consolidated financial statements.

                                ANSWERTHINK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business

     Answerthink, Inc. (the "Company" or "Answerthink") is a leading provider of technology-enabled business transformation solutions. The Company brings together multi-disciplinary expertise in benchmarking, business transformation, interactive direct marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service and supply-chain, as well as across a variety of industry sectors.

   Principles of Consolidation

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

   Fiscal Year

     The Company's fiscal year ends on the Friday closest to December 31. The fiscal year for the Company generally consists of a 52-week period. Fiscal years 2001, 2000 and 1999 ended on December 28, 2001, December 29, 2000 and December 31, 1999, respectively. References to a year in these consolidated financial statements relate to a fiscal year rather than a calendar year.

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

   Accounts Receivables and Allowances for Doubtful Accounts

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Management makes estimates of the uncollectibility of the accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Other Receivables and Media Payable

     Media payables represent media placement costs due to media providers on behalf of the Company's clients. Amounts in media payables that have been billed to the Company's customers are included in other receivables. The level of media payables and the related receivables vary with the timing of the Company's clients' media campaigns.

                                ANSWERTHINK, INC.

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

   Goodwill and Other Intangible Assets

     Goodwill represents the cost of acquired companies in excess of the fair-value of the net assets acquired. Goodwill is being amortized over 15 years on a straight-line basis. The Company recorded goodwill amortization expense of $6.6 million, $6.1 million and $4.3 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The carrying value of goodwill is subject to periodic reviews of realizability. The agreements pursuant to which the Company acquired certain companies (see Note 3) included provisions that required the Company to pay additional consideration if the acquired companies met certain goals. The value of any contingent consideration paid was recorded as additional goodwill. Accumulated amortization of goodwill amounted to $20.5 million and $13.9 million at December 28, 2001 and December 29, 2000, respectively.

     Other intangible assets include the portion of the cost of acquired companies assigned to other intangible assets obtained through acquisitions and are being amortized over the expected discounted cash flows. The Company recorded amortization expense of intangible assets of $274,000 for the year ended December 28, 2001.

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

                                ANSWERTHINK, INC.

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

   Net Income (Loss) Per Common Share

     Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation is lower than actual shares issued and outstanding. Included in the common shares outstanding for the basic net income per share computation for the year ended December 29, 2000 were an estimated 1,443,466 shares (based on the share price on December 29, 2000) related to an earn-out to be paid in the Company's common stock in March 2001 (see Note 3). In March 2001, the Company issued 755,374 shares (based on the average share price on the last three days of February 2001) of the Company's common stock for the earn-out.

     Income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares were excluded from the diluted loss per share calculation for the year ended December 28, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for that year. Potentially dilutive shares that were not included in the diluted loss per share calculation as of December 28, 2001 included 1,444,392 shares of unvested common stock issued under employment agreements and 860,751 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the years ended December 29, 2000 and December 31, 1999, potentially dilutive securities included 3,681,880 shares and 6,784,108 shares, respectively, of unvested common stock issued under employment agreements and 1,193,050 shares and 1,360,669 shares, respectively, issuable upon the exercise of stock options and warrants assuming the treasury stock method.

   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, other receivables, accounts payable, accrued expenses and other liabilities, and media payable. At December 28, 2001 and December 29, 2000, the fair value of these instruments approximated their carrying value.

   Concentration of Credit Risk

     The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. For the year ended December 28, 2001, two customers each had revenues greater than 5% of total net revenues. In the aggregate, these two customers accounted for approximately 30% of total net revenues. For the year ended December 29, 2000, one customer accounted for approximately 11% of net revenues. No single customer accounted for more than 5% of net revenues for the year ended December 31, 1999.

                                ANSWERTHINK, INC.

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

   Segment Reporting

     The Company engages in business activities in one operating segment, which provides technology-enabled business transformation solutions.

   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, effective for all business combinations completed after June 30, 2001, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS 141 eliminates the pooling-of-interest method for business combinations and requires the application of the purchase method. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Under the provisions of SFAS 142, goodwill and indefinite lived intangible assets arising from a business combination completed after June 30, 2001 will not be amortized even though a company has not otherwise adopted SFAS 142. Accordingly, the Company adopted the provisions of SFAS 142 in its accounting for the acquisition completed on August 26, 2001 and therefore, the goodwill resulting from this acquisition is not being amortized. The Company will apply the provisions of SFAS 142 to its remaining goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $6.0 million per year. During 2002, the Company will perform the first of the required annual impairment tests of goodwill and indefinite lived intangible assets as of December 29, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes Statement of Financial Accounting Standards No. 121, while retaining many of the requirements of such statement. The Company is currently evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, effective for fiscal years beginning after December 15, 2001. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 28, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. During the years ended December 28, 2001, December 29, 2000 and December 31, 1999, reimbursed out-of-pocket expenses totaled $31.8 million, $39.4 million and $29.3 million, respectively. Accordingly, if the provisions of Topic No. D-103 had been adopted during these years ended, revenues and project personnel and expenses would have been higher by the amounts noted. The Company's net income would not have changed but gross profit as a percentage of total revenues would have decreased.

   Reclassifications

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

                                ANSWERTHINK, INC.

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

     Separate results of Answerthink, triSpan, and THINK New Ideas for the year ended December 31, 1999 prior to the consummation of the mergers are as follows (in thousands):

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

3.   ACQUISITIONS AND INVESTING ACTIVITIES

     During the three year period ended December 28, 2001, the Company acquired five businesses providing information technology, e-commerce and marketing services (collectively, the "Acquired Entities") in separate transactions. One was completed in 2001 and four were completed in 1999. Aggregate consideration, including contingent consideration earned, for the Acquired Entities was $38.0 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. Contingent consideration earned consisted of shares of common stock and cash of approximately $13.1 million and was based on the Acquired Entities achieving certain performance targets over various periods through March 2001. During 2000, the Company recorded a liability of $5.2 million for an earned contingent consideration to be paid in the Company's common stock in March 2001. The amount was included in accrued expenses and other liabilities in the consolidated balance sheet as of December 29, 2000. In March 2001, the Company issued 755,374 shares of the Company's common stock for the earned contingent consideration.

                                ANSWERTHINK, INC.

     The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for acquisitions, and fees and expenses incurred are as follows (in thousands):

                                                                          2001           2000           1999
                                                                      -------------- -------------- --------------
Fair value of net assets (excluding cash) acquired                       $    150       $   (250)      $    (60)
Goodwill                                                                    1,992         18,165         33,773
Common stock issued                                                        (5,233)        (8,122)       (21,435)
Stock options issued                                                           --             --         (1,360)
Earn-out payable in common stock                                            5,233         (5,233)            --
                                                                      -------------- -------------- --------------
Cash used in acquisitions of businesses, net of cash acquired            $  2,142       $  4,560       $ 10,918
                                                                      ============== ============== ==============

     These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions are included in the Company's consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired and any contingent consideration have been recorded as goodwill. For acquisitions completed on or prior to June 30, 2001, the amounts allocated to goodwill have been amortized over 15 years. For the acquisition completed after June 30, 2001, the goodwill is not being amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The pro forma impact of the acquisition completed in 2001 was not significant to the results of the Company's consolidated operations for the year ended December 28, 2001.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                                       December 28,   December 29,
                                                                                           2001           2000
                                                                                    ---------------  -------------

Equipment                                                                              $  17,306       $  16,750
Furniture and fixtures                                                                     1,535           1,416
Leasehold improvements                                                                    10,956           7,237
                                                                                    ---------------  -------------
                                                                                          29,797          25,403
Less accumulated depreciation                                                            (11,329)        (10,748)
                                                                                    ---------------  -------------
                                                                                       $  18,468       $  14,655
                                                                                    ===============  =============

     Depreciation expense for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 was $5.5 million, $5.5 million and $4.5 million, respectively.

                                ANSWERTHINK, INC.

5.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consists of the following (in thousands):

                                                                                   December 28,   December 29,
                                                                                       2001           2000
                                                                                   -------------- --------------

Accrued compensation and benefits                                                    $   7,023      $  13,957
Accrued merger related expenses                                                            531          2,619
Earn-out payable in common stock                                                            --          5,233
Accrued restructuring related expenses                                                   5,677          2,900
Deferred revenue                                                                         8,812          7,818
Employee stock purchase plan payable                                                     1,652          2,178
Other accrued expenses                                                                   4,297          4,565
                                                                                   -------------- --------------
                                                                                     $  27,992      $  39,270
                                                                                   ============== ==============

6.   BORROWINGS UNDER REVOLVING CREDIT FACILITIES

     The Company has a $15.0 million revolving credit facility (the "Credit Facility") which expires on November 28, 2003. Borrowings under this Credit Facility bear interest at varying rates, principally LIBOR plus 1.50-2.00%. The Credit Facility includes covenants relating to the maintenance of certain financial ratios. No borrowings were outstanding under this line of credit as of December 28, 2001 and December 29, 2000.

7.   REDEEMABLE SUBORDINATED NOTES

     On June 26, 1998, triSpan received $8.0 million from the issuance of 8.0% Redeemable Subordinated Notes (the "Subordinated Notes"). In connection with the issuance of the Subordinated Notes, triSpan also issued detachable warrants (which were exercised prior to triSpan's merger with Answerthink) to purchase 338,011 shares of common stock with an exercise price of $3.86 per share to the holders of the Subordinated Notes. Using the Black-Scholes options-pricing model, the estimated fair value of the warrants was calculated at $3.8 million and was recorded as a reduction in the carrying amount of the Subordinated Notes, with a corresponding increase in shareholders' equity during 1998. The Subordinated Notes were repaid when triSpan and Answerthink merged, resulting in an extraordinary loss on early extinguishment of debt, net of taxes, of $2.1 million during the year ended December 31, 1999.

8.   LEASE COMMITMENTS

     The Company has operating lease agreements for its premises that expire on various dates through 2015. Rent expense for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 was $6.5 million, $6.1 million and $5.2 million, respectively. Additionally, approximately $1.6 million of rent expense for the year ended December 28, 2001, was charged to accrued restructuring and merger related expenses.

     Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at December 28, 2001 are as follows (in thousands):

2002                                                                  $   9,434
2003                                                                      7,999
2004                                                                      6,849
2005                                                                      5,392
2006                                                                      5,290
Thereafter                                                               30,408
                                                                    ------------
                                                                         65,372
Less: sublease income                                                    13,135
                                                                    ------------
     Total minimum lease payments , less sublease income              $  52,237
                                                                    ============

                                ANSWERTHINK, INC.

9.   INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                                   Year Ended
                                                                  --------------------------------------------
                                                                   December 28,   December 29,   December 31,
                                                                       2001           2000           1999
                                                                  -------------  -------------  --------------
Current tax expense (benefit)
    Federal                                                         $     (224)    $    5,710      $    8,531
    State                                                                  223          1,404           1,734
                                                                  -------------  -------------  --------------
                                                                            (1)         7,114          10,265

Deferred tax benefit
    Federal                                                               (117)          (388)         (2,184)
    State                                                                  (43)           213            (479)
                                                                  -------------  -------------  --------------
                                                                          (160)          (175)         (2,663)
                                                                  -------------  -------------  --------------

Income taxes                                                        $     (161)    $    6,939      $    7,602
                                                                  =============  =============  ==============

     A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

                                                                                    Year Ended
                                                                  ---------------------------------------------
                                                                   December 28,    December 29,    December 31,
                                                                       2001            2000            1999
                                                                  --------------  --------------  -------------
U.S. statutory rate                                                    (35.0)%          35.0%           35.0%
State income taxes, net of Federal income tax benefit                    1.3             7.1             7.5
Valuation allowance                                                      9.9            (8.4)           (6.0)
Goodwill amortization                                                   20.0            10.2             8.1
Merger related expenses                                                   --              --            23.7
Miscellaneous items, net                                                 1.9             2.9             1.8
                                                                  --------------  --------------  -------------
Effective rate                                                          (1.9)%          46.8%           70.1%
                                                                  ==============  ==============  =============

                                ANSWERTHINK, INC.

     The components of the net deferred income tax asset are as follows (in thousands):

                                                                                  December 28,   December 29,
                                                                                      2001           2000
                                                                                  -------------  -------------
Deferred income tax assets
    Purchased research and development                                             $    1,374     $    1,416
    Allowance for doubtful accounts                                                     2,213          3,914
    Net operating loss carryforward                                                     1,340            413
    Accrued expenses and other liabilities                                              2,831          1,452
                                                                                  -------------  -------------
                                                                                        7,758          7,195
    Valuation allowance                                                                  (935)          (202)
                                                                                  -------------  -------------
                                                                                        6,823          6,993

Deferred income tax liabilities
    Depreciation and amortization                                                      (1,480)          (976)
    Other items                                                                          (382)        (1,216)
                                                                                  -------------  -------------
                                                                                       (1,862)        (2,192)
                                                                                  -------------  -------------
Net deferred income tax asset                                                      $    4,961     $    4,801
                                                                                  =============  =============

     An income tax receivable of $4.2 million and $4.6 million is included in prepaid expenses and other assets in the consolidated balance sheets as of December 28, 2001 and December 29, 2000, respectively. Current net deferred tax assets of $5.5 million and $5.8 million are included in prepaid expenses and other assets in the consolidated balance sheets as of December 28, 2001 and December 29, 2000, respectively. Net deferred tax liabilities of $573,000 and $974,000 are included in accrued expenses and other liabilities in the consolidated balance sheets as of December 28, 2001 and December 29, 2000, respectively.

     At December 28, 2001 and December 29, 2000, the Company had established a valuation allowance of $935,000 and $202,000, respectively, to reduce deferred income tax assets related to net operating loss carryforwards. At December 28, 2001 and December 29, 2000, the Company had $4.2 million and $1.0 million, respectively, of net operating loss carryforwards available. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

10.   SHAREHOLDERS' EQUITY

   Common Stock Subject to Vesting Requirements

     As of December 28, 2001 and December 29, 2000, the Company had outstanding common stock totaling 615,188 and 3,098,238, respectively, that are subject to certain vesting criteria. Answerthink sold the shares to its employees at nominal purchase prices per share in connection with Answerthink's formation in 1997. Each employee executed an employment agreement or a stock agreement with the Company providing for, among other things, the manner in which the shares will vest. In general, a certain percentage of shares will begin to vest upon the second anniversary from the purchase date of such shares and will become fully vested either by the fourth or sixth anniversary from the purchase date so long as the holder remains an employee.

                                ANSWERTHINK, INC.

     Shares of common stock subject to vesting requirements were issued in connection with certain acquisitions to the employees of those companies. Employees of the acquired companies vest in these shares over periods up to five years. The market value of the stock at the time of grant was recorded as unearned compensation in a separate component of shareholders' equity and amortized as compensation expense ratably over the vesting periods. There were no shares of unvested stock issued and outstanding under these agreements as of December 28, 2001. At December 29, 2000, there were 200,638 shares of unvested stock issued and outstanding under these agreements.

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

   Stock Plans

     Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 2,750,000 shares of common stock (increased from 750,000 shares per an amendment to the plan that was approved by the shareholders on May 9, 2001) are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period.

     For plan years 2001, 2000 and 1999, 298,210, 482,196 and 187,311 shares, respectively, were issued. In 2001, the Company granted stock options to participants in the Company's Employee Stock Purchase Plan. These options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $4.2 million in the year ended December 28, 2001 based on the vesting provisions of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. These options fully vested on June 30, 2001, therefore, operating results in future periods will not be impacted by this special grant.

                                ANSWERTHINK, INC.

     The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over periods ranging from four years to six years with a maximum term of 10 years. The Company has authorized 22,723,850 shares of common stock for option grants.

     On June 27, 2001, the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company's employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company's common stock or incentive stock options to purchase the Company's common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company's common stock equal in number to 66 2/3% of the number of options tendered and accepted for exchange. The new options were granted on February 9, 2002, which was six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.03, which was the last reported sale price of the Company's common stock on the Nasdaq Stock Market's National Market on February 8, 2002. Options for 12,331,757 shares of the Company's common stock were eligible for participation and options for 4,400,893 shares were tendered in the exchange program. Under the exchange program, the Company granted 2,479,699 shares (net of forfeitures) of the Company's common stock.

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans the Company's consolidated net income (loss) and net income (loss) per share for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

                                                                                   Year Ended
                                                                   --------------------------------------------
                                                                     December 28,   December 29,   December 31,
                                                                         2001           2000           1999
                                                                   --------------  -------------  -------------
Net income (loss)
     As reported                                                       $  (8,519)       $  7,901      $  1,134
     Pro forma                                                         $ (13,448)       $     81      $ (7,816)
Basic net income (loss) per common share
     As reported                                                       $   (0.19)       $   0.20      $   0.03
     Pro forma                                                         $   (0.31)       $   0.00      $  (0.22)
Diluted net income (loss) per common share
     As reported                                                       $   (0.19)       $   0.18      $   0.03
     Pro forma                                                         $   (0.31)       $   0.00      $  (0.22)

                                ANSWERTHINK, INC.

     The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

                                                                                  Year Ended
                                                              ----------------------------------------------------
                                                               December 28,      December 29,      December 31,
                                                                   2001              2000              1999
                                                              ----------------  ----------------  ----------------

Expected volatility                                                100%              100%               96%
Average expected option life                                      4 years           4 years           4 years
Risk-free rate                                                     4.5%              5.5%              5.6%
Dividend yield                                                      0%                0%                0%

     Stock option activity under the Company's stock option plans is summarized as follows:

                                                                      Year Ended
                                    --------------------------------------------------------------------------------
                                        December 28, 2001          December 29, 2000          December 31, 1999
                                    --------------------------  -------------------------  -------------------------
                                                    Weighted                   Weighted                   Weighted
                                                    Average                    Average                     Average
                                       Option      Exercise        Option     Exercise        Option      Exercise
                                       Shares        Price         Shares       Price         Shares        Price
                                    -------------- -----------  ------------ ------------  -------------- ----------

Outstanding at beginning of year      9,871,253     $  19.84      7,351,535    $  16.58      4,511,096    $  12.31
   Granted                            5,945,286         4.83      6,312,584       23.08      4,772,630       20.02
   Exercised                           (742,015)        3.19       (485,520)       7.84       (644,974)       8.90
   Canceled                          (8,262,080)       20.34     (3,307,346)      20.35     (1,287,217)      18.30
                                    -------------- -----------  ------------ ------------  -------------- ----------
Outstanding at end of year            6,812,444     $   8.42      9,871,253    $  19.84      7,351,535    $  16.58
                                    ============== ===========  ============ ============  ============== ==========

Weighted average fair value of
  options granted during the period  $     3.43                  $    16.22                 $    13.97
                                    --------------              ------------               --------------

     The following table summarizes information about the Company's stock options outstanding at December 28, 2001:

                                      Options Outstanding                            Options Exercisable
                     ------------------------------------------------------  ------------------------------------
                                       Weighted Average
                                          Remaining
Range of Exercise        Number          Contractual      Weighted Average       Number        Weighted Average
     Prices            Outstanding       Life (Years)      Exercise Price      Exercisable      Exercise Price
-------------------  ----------------  -----------------  -----------------  ----------------  ------------------
  $1.16 - $2.50             196,818          5.2                  $  2.47           162,554            $   2.48
  $3.08 - $3.77           2,313,523          6.6                  $  3.49           571,577            $   3.08
  $4.66 - $6.86           1,190,473          8.5                  $  5.76           129,226            $   5.87
  $7.08 - $9.97           1,194,189          8.6                  $  8.64           222,653            $   8.94
 $10.46 - $14.44            746,481          6.5                  $ 11.31           460,305            $  11.34
 $16.25 - $18.50            824,972          7.5                  $ 17.06           350,675            $  17.25
 $19.25 - $24.50            160,468          6.7                  $ 21.02            76,731            $  20.61
 $25.25 - $34.25            185,520          6.0                  $ 30.81            69,820            $  30.06
                     ----------------  -----------------  -----------------  ----------------  ------------------
                          6,812,444          7.3                  $  8.42         2,043,541            $   9.72
                     ================  =================  =================  ================  ==================

                                ANSWERTHINK, INC.

11.   BENEFIT PLAN

     The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal year 2001, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company's matching contributions amounted to approximately $736,000 for the year ended December 28, 2001. The Company made no matching contributions in fiscal years 2000 and 1999.

12.   RESTRUCTURING COSTS

      Restructuring costs were $8.5 million and $3.7 million in 2001 and 2000, respectively. In 2001, costs consisted of $4.3 million for reduction in consultants and functional support personnel and $4.2 million for closure and consolidation of facilities and related exit costs. The 2000 costs related to the reduction in consultants and functional support personnel and the closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services in the latter portion of 2000 and throughout 2001. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. The 2001 restructuring plan involved the involuntary termination of approximately 260 employees. Approximately 200 employees were terminated by December 28, 2001. The Company has subleased or is attempting to sublease the vacated space.

     The following table sets forth the detail and activity in the restructuring expense accrual during the year ended December 28, 2001 (in thousands):

                                                       Accrual Balance                                      Accrual Balance
                                                       at December 29,      Additions to                    at December 28,
                                                           2000               Accrual       Expenditures          2001
                                                      ----------------  ----------------  ----------------  ---------------
Severance and other employee costs                          $  1,686         $   4,253       $  (4,786)          $  1,153
Closure and consolidation of facilities and
      related exit costs                                       1,214             4,236            (926)             4,524
                                                      ----------------  ----------------  ---------------  ----------------
Total restructuring accrual                                 $  2,900         $   8,489       $  (5,712)          $  5,677
                                                      ================  ================  ===============  ================

13.   LITIGATION

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

                                ANSWERTHINK, INC.

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

     This lawsuit became the Company's responsibility upon the merger of Answerthink and THINK New Ideas. Prior to the merger, THINK New Ideas filed a motion to dismiss the Consolidated Complaint on a number of grounds. The plaintiffs filed a motion in opposition. On March 15, 2000, the court granted the defendant's motion to dismiss the Consolidated Complaint. The plaintiffs filed a Second Consolidated and Amended Class Action Complaint (the "Second Amended Complaint") on April 14, 2000. The defendants filed a motion to dismiss the Second Amended Complaint on May 1, 2000. On September 14, 2000, the court denied the motion. The defendants filed an answer to the Second Amended Complaint on November 10, 2000. The deadline for fact discovery was February 22, 2002. The plaintiffs' motion for class certification is pending before the court. The defendants have until April 5, 2002 to file an opposition to that motion. The Company believes there are meritorious defenses to the claims made in the Second Amended Complaint and intends to contest those claims vigorously. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

14.  RELATED PARTY TRANSACTIONS

     During 2000 and 1999, the Company recognized approximately $16.7 million and $2.1 million, respectively, in sales to related parties in which the Company has non-controlling equity interests or whereby a director of the Company holds equity interests in such clients or is a director of such company. The Company had receivables due from these entities of approximately $788,000 and $7.9 million, and payables due to these entities of approximately $443,000 and $-0-, at December 28, 2001 and December 29, 2000, respectively.

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents unaudited supplemental quarterly financial information for the years ended December 28, 2001 and December 29, 2000 (in thousands, except per share data):

                                                                                      Quarter Ended
                                                               -------------------------------------------------------------
                                                                 March 30,       June 29,      September 28,  December 28,
                                                                   2001            2001            2001           2001
                                                               --------------  --------------  -------------- --------------
Net revenues                                                      $  72,015       $  65,276       $  60,016      $  50,154
Income (loss) from operations                                          (798)           (605)            728         (9,062)
Income (loss) before income taxes                                      (364)           (388)            936         (8,864)
Net income (loss)                                                      (200)             65          (2,195)        (6,189)

Basic net income (loss) per common share                          $     --        $     --        $   (0.05)     $   (0.14)

Diluted net income (loss) per common share                        $     --        $     --        $   (0.05)     $   (0.14)

                                ANSWERTHINK, INC.

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

                                 ANSWERTHINK, INC.

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        YEARS ENDED DECEMBER 28, 2001, DECEMBER 29, 2000 AND DECEMBER 31, 1999

                                  (in thousands)

                                                              Balance at                                   Balance at
Allowance for Doubtful Accounts                              Beginning of     Charge to                     Ending of
                                                                 Year          Expense      Write-offs        Year
                                                             -------------  -------------  -------------  ------------
December 31, 1999                                               $  1,988       $  1,357       $  (1,835)     $  1,510
                                                             =============  =============  =============  ============
December 29, 2000                                               $  1,510       $ 12,982       $  (3,370)     $ 11,122
                                                             =============  =============  =============  ============
December 28, 2001                                               $ 11,122       $  5,279       $  (9,591)     $  6,810
                                                             =============  =============  =============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information responsive to this Item is incorporated herein to the Company's definitive 2002 proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

       Information responsive to this Item is incorporated herein to the Company's definitive 2002 proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information responsive to this Item is incorporated herein to the Company's definitive 2002 proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to this Item is incorporated herein to the Company's definitive 2002 proxy statement for the 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Form:

1.     Financial Statements

       The Consolidated Financial Statements filed as part of this report are listed and indexed on page 25. Schedules other than those listed in the index have been omitted because they are applicable or the required information has been included elsewhere in this report.

2.     Financial Statement Schedules.

       Schedule II -- Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3.     Exhibits:  See Index to Exhibits on page 49.

       The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)    Reports on Form 8-K:

       None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 26th day of March, 2002.

                                 ANSWERTHINK, INC.

                                 By:   /s/ Ted A. Fernandez
                                     ------------------------------------------
                                      Ted A. Fernandez
                                       Chief Executive Officer and Chairman

       Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

              Signatures                                         Title                                   Date
              ----------                                         -----                                   ----

/s/ Ted A. Fernandez                                                                               March 26, 2002
---------------------------------------- Chief Executive Officer and Chairman (Principal         --------------------
     Ted A. Fernandez                    Executive Officer)

/s/ John F. Brennan                                                                                March 26, 2002
---------------------------------------- Executive Vice President, Finance and Chief             --------------------
     John F. Brennan                     Financial Officer (Principal Financial and Accounting
                                         Officer)

/s/ Allan R. Frank                                                                                 March 26, 2002
---------------------------------------- President and Director                                 ---------------------
     Allan R. Frank

/s/ David N. Dungan                                                                                March 26, 2002
---------------------------------------- Chief Operating Officer and Director
     David N. Dungan

/s/ Robert J. Bahash                                                                               March 26, 2002
---------------------------------------- Director                                               ---------------------
     Robert J. Bahash

/s/ Edwin A. Huston                                                                                March 26, 2002
---------------------------------------- Director                                               ---------------------
      Edwin A. Huston

/s/ Jeffery E. Keisling                                                                            March 26, 2002
---------------------------------------- Director                                               ---------------------
     Jeffrey E. Keisling

/s/ Alan T. G. Wix                                                                                 March 26, 2002
---------------------------------------- Director                                               ---------------------
     Alan T. G. Wix

                                INDEX TO EXHIBITS

Exhibit
  No.                       Exhibit Description

3.1++++         Second Amended and Restated Articles of Incorporation of the Registrant, as amended
3.2++++         Amended and Restated Bylaws of the Registrant, as amended
9.1+            Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group,
                Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto
9.2+            Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3+            Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement
9.4+            Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of
                Messrs. Fernandez, Frank, Knotts and Miller
10.1+           Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.2+           Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V,
                GTCR Associates and Miller Capital
10.3+           Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4+           Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the
                Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and
                Miller and certain other shareholders of the Registrant named therein
10.5+           Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI
10.6*+          Registrant's 1998 Stock Option and Incentive Plan
10.7*^          Amendment to Registrant's 1998 Stock Option and Incentive Plan
10.8*+          Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs.
                Fernandez, Frank and Knotts
10.9*++++       Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan
10.10*^         Form of Employment Agreement entered into between the Registrant and Mr. Dungan
10.11*+         Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts
10.12*^         Form of Separation Agreement dated May 18, 2001 between Registrant and Mr. Knotts
10.13+          Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the
                Registrant, GTCR V, MG, Gator and Tara
10.14+          Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the
                Registrant and FSC
10.15*+         Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the
                Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.16*+         Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.17*++        AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.18*^         Amendment to Registrant's Employee Stock Purchase Plan dated February 16, 2001
10.19*+++       Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.20*+++       Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.21*+++       Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.22*+++       Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.23+++++      Agreement and Plan of Merger dated as of June 24, 1999 by and among THINK New Ideas, Inc.,
                AnswerThink Consulting Group, Inc. and Darwin Acquisition Corp.
10.24+++++      Company Voting Agreement dated as of June 24, 1999 by and among AnswerThink Consulting Group, Inc.,
                Darwin Acquisition Corp. and the Stockholders of THINK New Ideas, Inc.
10.25+++++      Acquiror Voting Agreement dated as of June 24, 1999 by and among THINK New Ideas, Inc. and the
                Stockholders of AnswerThink Consulting Group, Inc.
10.26+++++      Stock Option Agreement dated as of June 24, 1999 between THINK New Ideas, Inc. and AnswerThink
                Consulting Group, Inc.

10.27++++++     Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and
                Marshall Capital Management, Inc.
10.28++++++     Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital
                Ventures International and Marshall Capital Management, Inc.
10.29++++       Revolving Credit Agreement dated as of November 30, 2000 among Answerthink, Inc. and Fleet National
                Bank
10.30^          First Amendment to Revolving Credit Agreement dated as of September 28, 2001 by and among the
                Registrant, Fleet National Bank and certain other lending institutions thereto and Fleet National Bank, as agent
21.1^           Subsidiaries of the Registrant
23.1^           Consent of PricewaterhouseCoopers LLP
23.1.1^         Consent of PricewaterhouseCoopers LLP

*               Management agreement or compensatory plan or arrangement
^               Exhibits filed herewith.
+               Incorporated herein by reference to the Company's Registration Statement on Form S-1 (333-48123).
++              Incorporated herein by reference to the Company's Registration Statement on Form S-8 (333-69951).
+++             Incorporated herein by reference to the Company's Form 10-K for the year ended January 1, 1999.
++++            Incorporated herein by reference to the Company's Form 10-K for the year ended December 29, 2000.
+++++           Incorporated herein by reference to the Company's Form 8-K filed July 1, 1999.
++++++          Incorporated herein by reference to THINK New Ideas, Inc.'s Form 8-K dated March 12, 1999.