Form 10-Q
period 2002-03-29
ANSWERTHINK INC
filed 2002-05-13
CIK 1057379

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 29, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X   No ___
                                             ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of March 29, 2002, there were 46,846,537 shares of common stock outstanding.

================================================================================

                               Answerthink, Inc.

                               TABLE OF CONTENTS
                               -----------------


PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 29, 2002 and December 28, 2001              3

   Consolidated Statements of Operations for the Quarters Ended March 29, 2002 and
     March 30, 2001                                                                    4

   Consolidated Statements of Cash Flows for the Quarters Ended March 29, 2002 and
     March 30, 2001                                                                    5

   Notes to Consolidated Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   12

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings                                                            13

Item 6.  Exhibits and Reports on Form 8-K                                             13

SIGNATURES                                                                            14

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                               Answerthink, Inc.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                  March 29,           December 28,
                                                                                    2002                  2001
                                                                               ---------------        -------------
                                                                                 (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $       62,727         $      59,888
 Accounts receivable and unbilled revenue, net of allowance of $6,613 and
 $6,810 in 2002 and 2001, respectively                                                 34,152                39,164
 Other receivables                                                                        856                   851
 Prepaid expenses and other current assets                                             15,612                15,628
                                                                               --------------         -------------
   Total current assets                                                               113,347               115,531

Property and equipment, net                                                            17,828                18,468
Goodwill, net                                                                          46,720                77,920
                                                                               --------------         -------------
   Total assets                                                                $      177,895         $     211,919
                                                                               ==============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                              $        5,970         $       5,187
 Accrued expenses and other liabilities                                                21,368                27,992
 Media payable                                                                            898                 1,039
                                                                               --------------         -------------
   Total current liabilities                                                           28,236                34,218

Commitments and contingencies

Shareholders' equity
 Preferred stock, $.001 par value, 1,250,000 authorized, none issued and
  outstanding                                                                              --                    --
 Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding:  46,846,537 shares at March 29, 2002; 45,880,118 shares at
  December 28, 2001                                                                        47                    46
 Additional paid-in capital                                                           261,195               257,115
 Accumulated deficit                                                                 (111,583)              (79,460)
                                                                               --------------         -------------
   Total shareholders' equity                                                         149,659               177,701
                                                                               --------------         -------------
   Total liabilities and shareholders' equity                                  $      177,895         $     211,919
                                                                               ==============         =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               Answerthink, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                    Quarter Ended
                                                                          ---------------------------------
                                                                            March 29,          March 30,
                                                                              2002               2001
                                                                          ------------      --------------
Revenues:
 Revenues before reimbursements                                           $    46,413         $  72,015
 Reimbursements                                                                 6,404             9,664
                                                                          -----------         ---------
   Total revenues                                                              52,817            81,679

Costs and expenses:
 Project personnel and expenses:
  Project personnel and expenses before reimbursable expenses                  32,348            45,381
  Reimbursable expenses                                                         6,404             9,664
                                                                          -----------         ---------
   Total project personnel and expenses                                        38,752            55,045

 Selling, general and administrative expenses                                  15,728            24,401
 Stock compensation expense                                                        --             3,031
                                                                          -----------         ---------
   Total costs and operating expenses                                          54,480            82,477
                                                                          -----------         ---------
Loss from operations                                                           (1,663)             (798)
Other income (expense):
 Interest income                                                                  170               476
 Interest expense                                                                 (46)              (42)
                                                                          -----------         ---------
Loss before income taxes                                                       (1,539)             (364)
Income taxes                                                                     (616)             (164)
                                                                          -----------         ---------
Loss before cumulative effect of change in accounting principle                  (923)             (200)
Cumulative effect of change in accounting principle                           (31,200)               --
                                                                          -----------         ---------
Net loss                                                                  $   (32,123)        $    (200)
                                                                          ===========         =========

Loss per share - basic and diluted:
 Loss before cumulative effect of change in accounting principle          $     (0.02)        $   (0.00)
 Cumulative effect of change in accounting principle                      $     (0.68)        $      --
 Net loss per common share                                                $     (0.70)        $   (0.00)
 Weighted average shares outstanding - basic and diluted                       45,868            42,181

   The accompanying notes are an integral part of the consolidated financial statements.

                               Answerthink, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                          Quarter Ended
                                                                                                  ---------------------------------
                                                                                                    March 29,            March 30,
                                                                                                      2002                  2001
                                                                                                  ------------          -----------
Cash flows from operating activities:
 Net loss                                                                                         $  (32,123)           $     (200)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting principle                                                 31,200                    --
  Non-cash compensation expense                                                                           --                 3,031
  Depreciation and amortization                                                                        1,342                 2,981
  Provision for doubtful accounts                                                                          4                 1,529
  Deferred income taxes                                                                                 (616)                   --
 Changes in assets and liabilities, net of effects from acquisitions:
  Decrease (increase) in accounts receivable and unbilled revenue                                      5,008                (2,593)
  Increase in other receivables                                                                           (5)                 (504)
  Decrease (increase) in prepaid expenses and other assets                                               995                  (428)
  Increase (decrease) in accounts payable                                                                783                  (630)
  Decrease in accrued expenses and other liabilities                                                  (6,428)               (9,287)
  Decrease in media payable                                                                             (141)               (2,445)
                                                                                                  ----------            ----------
     Net cash provided by (used in) operating activities                                                  19                (8,546)

Cash flows from investing activities:
 Purchases of property and equipment                                                                  (1,026)               (4,089)
 Cash used in acquisition of business, net of cash acquired                                             (236)                   --
                                                                                                  ----------            ----------
     Net cash used in investing activities                                                            (1,262)               (4,089)

Cash flow from financing activity:
 Proceeds from issuance of common stock                                                                4,082                 1,102
                                                                                                  ----------            ----------
     Net cash provided by financing activity                                                           4,082                 1,102
                                                                                                  ----------            ----------

Net increase (decrease) in cash and cash equivalents                                                   2,839               (11,533)
Cash and cash equivalents at beginning of period                                                      59,888                51,662
                                                                                                  ----------            ----------
Cash and cash equivalents at end of period                                                        $   62,727            $   40,129
                                                                                                  ==========            ==========

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

          In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company's financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2001 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 29, 2002 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation (see Note 5).

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

          Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarters ended March 29, 2002 and March 30, 2001, potentially dilutive securities of 589,573 shares and 3,062,497 shares, respectively, of unvested common stock issued under employment agreements and 753,403 and 851,921 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore the amounts reported for the basic and diluted net loss per share for the quarters were the same.

3.   Goodwill and Other Intangibles

          Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a "fair value" methodology versus an undiscounted cash flow method required under previous accounting rules. The Company evaluated the fair values of its reporting units utilizing various valuation techniques including discounted cash flow analysis. Based on the new method for recording impairment, the Company recognized a transitional impairment loss of $31.2 million as the cumulative effect of a change in accounting principle. This charge related to the Technology Integration reporting unit.

                               Answerthink, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)


3.   Goodwill and Other Intangibles (continued)

          Goodwill amortization for the quarter ended March 30, 2001 was $1.7 million. The following schedule reconciles net loss and per share amounts for the period ended March 30, 2001 adjusted for SFAS 142 (in thousands, except per share data):

                                                                        Quarter Ended
                                                            -------------------------------------
                                                            March 29, 2002        March 30,  2001
                                                            --------------        ---------------
 Net loss as reported                                       $    (32,123)         $         (200)
 Add back: Goodwill amortization                                      --                   1,657
                                                            ------------          --------------
 Adjusted net income (loss)                                 $    (32,123)         $        1,457
                                                            ============          ==============

 Basic and diluted net income (loss) per share:
  Net loss as reported                                      $      (0.70)         $        (0.00)
  Goodwill amortization                                               --                    0.03
                                                            ------------          --------------
  Adjusted net income (loss) per share                      $      (0.70)         $         0.03
                                                            ============          ==============

4.   Reimbursable Expenses

          During the quarter, the Company adopted Emerging Issues Task Force Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out of Pocket" Expenses Incurred". In accordance with the provisions of Topic No. D-103, reimbursements received from customers for out-of-pocket expenses incurred by employees are classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The statement of operations for the quarter ended March 30, 2001 was reclassified to comply with the guidance in Topic No. D-103. Adoption of the provisions had no impact on the reported net loss or net loss per share.

5.   Stock Options

          On June 27, 2001, the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company's employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company's common stock or incentive stock options to purchase the Company's common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company's common stock equal in number to 66 2/3% of the number of options tendered and accepted for exchange. The new options were granted on February 9, 2002, which was six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.03, which was the last reported sale price of the Company's common stock on the Nasdaq Stock Market's National Market on February 8, 2002. Options for 4,400,893 shares were tendered on August 8, 2001 in the exchange program. On February 9, 2002, the Company granted 2,479,699 shares of the Company's common stock in exchange for the shares tendered.

                               Answerthink, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  (unaudited)

6.   Restructuring Accrual

          The Company recorded restructuring costs of $8.5 million in fiscal year 2001 for reduction in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services in 2001. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

          The following table sets forth the detail and activity in the restructuring expense accrual during the quarter ended March 29, 2002 (in thousands):

                                                         Accrual Balance                     Accrual Balance
                                                         at December 28,                       at March 29,
                                                              2001           Expenditures          2002
                                                        ------------------  --------------  -----------------
Severance and other employee costs                      $           1,153   $        (824)  $          329
Closure and consolidation of facilities and
      related exit costs                                            4,524          (1,058)           3,466
                                                        -----------------   -------------   --------------
Total restructuring accrual                             $           5,677   $      (1,882)  $        3,795
                                                        =================   =============   ==============

7.   Litigation

          THINK New Ideas, Inc. ("THINK New Ideas") and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action for an amount that is within the limits of applicable insurance coverage. Final settlement is subject to court and shareholders class approval.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect," or "intend" and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions, changes in U.S. demand for information technology spending and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2001. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Answerthink is a leading provider of technology-enabled business transformation solutions. We bring together multi-disciplinary expertise in benchmarking best practices, business transformation, interactive direct marketing, business applications and technology integration to serve the needs of Global 2000 clients. Answerthink's solutions span all functional areas of a company including finance, human resources, information technology, sales, marketing, customer service, and supply-chain, as well as across a variety of industry sectors.

Critical Accounting Policies

 Revenue Recognition

     Revenues include all amounts that are billable to clients. Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or on a fixed-fee or capped-fee basis. Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized based on our evaluation of actual costs incurred to date compared to total estimated costs using the percentage of completion method of accounting. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been billed. If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients' expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

     The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, are typically terminable by the client upon 30 days notice. Upon early termination of an engagement, the client is required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, provisions in some of the agreements we have with our clients limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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


Results of Operations

     The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

                                                                                                 Quarter Ended
                                                                                    ---------------------------------------
(dollars in thousands)                                                                March 29, 2002        March 30, 2001
                                                                                    -----------------      ----------------
Revenues:
 Revenues before reimbursements                                                     $  46,413    87.9%     $ 72,015    88.2%
 Reimbursements                                                                         6,404    12.1%        9,664    11.8%
                                                                                    -----------------      ----------------
   Total revenues                                                                      52,817   100.0%       81,679   100.0%

Costs and expenses:
 Project personnel and expenses:
  Project personnel and expenses before reimbursable expenses                          32,348    61.3%       45,381    55.6%
  Reimbursable expenses                                                                 6,404    12.1%        9,664    11.8%
                                                                                    -----------------      ----------------
    Total project personnel and expenses                                               38,752    73.4%       55,045    67.4%

 Selling, general and administrative expenses                                          15,728    29.8%       24,401    29.9%
 Stock compensation expense                                                                --      --         3,031     3.7%
                                                                                    -----------------      ----------------
   Total costs and operating expenses                                                  54,480   103.2%       82,477   101.0%
                                                                                    -----------------      ----------------
Loss from operations                                                                   (1,663)   (3.2%)        (798)   (1.0%)
Other income:
 Interest income, net                                                                     124     0.2%          434     0.6%
                                                                                    -----------------      ----------------
Loss before income taxes                                                               (1,539)   (3.0%)        (364)   (0.4%)
Income taxes                                                                             (616)   (1.2%)        (164)   (0.2%)
                                                                                    -----------------      ----------------
Loss before cumulative effect of change in accounting principle                          (923)   (1.8%)        (200)   (0.2%)
Cumulative effect of change in accounting principle                                   (31,200)  (59.0%)          --      --
                                                                                    -----------------      ----------------
Net loss                                                                            $ (32,123)  (60.8%)    $   (200)   (0.2%)
                                                                                    =================      ================

     Revenues. Revenues for the quarter ended March 29, 2002 decreased by $28.9 million or 35.3% compared to the quarter ended March 30, 2001. Revenues before reimbursements for the quarter ended March 29, 2002 decreased by $25.6 million or 35.6% compared to the quarter ended March 30, 2001. The decrease in revenues was primarily attributable to a decrease in the number of customers resulting from reduced demand for information technology services, and to a lesser extent, a decrease in our average billing rate reflecting a more competitive environment. For the quarters ended March 29, 2002 and March 30, 2001, three customers each had revenues before reimbursements greater than 5% of total revenues before reimbursements. In the aggregate, the respective three customers each accounted for approximately 41% and 29% of total revenues before reimbursements for the quarters ended March 29, 2002 and March 30, 2001, respectively.

     Project Personnel and Expenses. Project personnel costs and expenses consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $38.8 million in the quarter ended March 29, 2002, a decrease of $16.3 million or 29.6% over the quarter ended March 30, 2001. Project personnel costs and expenses before reimbursable expenses were $32.3 million in the quarter ended March 29, 2002, a decrease of $13.0 million or 28.7% over the quarter ended March 30, 2001. These decreases were predominantly due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 909 as of March 29, 2002 compared to 1,334 as of March 30, 2001.

     Project personnel and expenses as a percentage of total revenues increased to 73.4% in the quarter ended March 29, 2002 from 67.4% in the comparable quarter of 2001. Project personnel and expenses before reimbursable expenses as a percentage of revenues before reimbursements increased to 70.0% in the quarter ended March 29, 2002 from 63.0% in the comparable quarter of 2001. These increases were primarily due to lower revenues during the first quarter of 2002 compared to the first quarter of 2001 which resulted in lower consultant utilization.

     Selling, General and Administrative. Selling, general and administrative expenses decreased 35.5% to $15.7 million in the quarter ended March 29, 2002 from $24.4 million in the quarter ended March 30, 2001. The overall decrease in selling, general and administrative expenses was attributable to a reduction in functional support headcount as well as lower recruiting, selling and bad debt expenses. Sales and functional support headcount was 158 as of March 29, 2002 compared to 275 as of March 30, 2001. Selling, general and administrative expenses as a percentage of total revenues were comparable between the first quarter of 2002 and 2001 at 29.8% and 29.9%, respectively.

     Stock Compensation Expense. Stock compensation expense in the first quarter of 2001 primarily related to the granting of stock options to participants in our Employee Stock Purchase Plan. These stock options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending on December 31, 2000 and June 30, 2001. We recorded a non-cash compensation charge of $2.8 million in the quarter ended March 20, 2001 based on the vesting provision of the options for the difference between the fair market value of the stock on the option grant date and the exercise price.

     Income Taxes. Our effective tax rate for the first quarter of 2002 was 40% compared to an effective tax rate of 45% for the comparable period of 2001. The lower effective tax rate for the first quarter of 2002 was primarily due to the impact of lower permanent differences resulting from the elimination of the amortization of goodwill as a result of the adoption of Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Our effective tax rate may vary from period to period based on changes in our estimated annual taxable income or loss.

     Cumulative Effect of Change in Accounting Principle. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", during the first quarter of 2002. The new accounting rule eliminates the amortization of goodwill and changes the method of determining whether there is a goodwill impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional impairment charge of $31.2 million due to the cumulative effect of a change in accounting principle. This charge related to the Technology Integration reporting unit.

Liquidity and Capital Resources

     We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. In addition, we have a revolving credit facility with a bank for $15.0 million. The credit facility includes, among other things, covenants relating to the maintenance of certain financial ratios. At March 29, 2002, we had no borrowings under this credit facility. Letters of credit of $2.6 million were outstanding under the agreement. There is an additional $560,000 available under the credit facility for letters of credit or borrowings based on limitations imposed by the financial covenants. At March 29, 2002, we had approximately $62.7 million in cash and cash equivalents compared to $59.9 million at December 28, 2001.

     Net cash provided by operating activities was $19,000 for the quarter ended March 29, 2002 compared to $8.5 million used in operating activities during the comparable period of 2001. During the quarter ended March 29, 2002, net cash provided by operating activities was primarily attributable to our net loss adjusted for the non-cash expense of $31.2 million for the write-off of goodwill and a $5.0 million decrease in accounts receivable and unbilled revenue, partially offset by a $6.4 million decrease in accrued expenses and other liabilities. During the quarter ended March 30, 2001, net cash used in operating activities was primarily attributable to a $9.3 million decrease in accrued expenses and other liabilities, a $2.4 million decrease in media payable and a $2.5 million increase in accounts receivable and unbilled revenue, partially offset by our net loss adjusted for non-cash expenses of $7.5 million.

     Net cash used in investing activities was $1.3 million for the quarter ended March 29, 2002 compared to $4.1 million used during the comparative period of 2001. The uses of cash for investing activities in 2002 were attributable to $1.0 million of purchases of property and equipment and $236,000 used in the acquisition of Exult Process Intelligence Center, a business unit of Exult, Inc., in February 2002. The use of cash in investing activities in 2001 was $4.1 million for purchases of property and equipment.

     Net cash provided by financing activities was $4.1 million for the quarter ended March 29, 2002 compared to $1.1 million provided during the comparable period of 2001. The source of cash from financing activities during 2002 and 2001 was from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan.

     We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired on terms favorable to us or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     THINK New Ideas, Inc. ("THINK New Ideas") and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink's Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action for an amount that is within the limits of applicable insurance coverage. Final settlement is subject to court and shareholders class approval.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Answerthink during the quarter ended March 29, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Answerthink, Inc.

          Date:  May 13, 2002      By:  /s/ John F. Brennan
                                       -----------------------------------------
                                        John F. Brennan
                                         Executive Vice President and Chief
                                           Financial Officer