Form 10-Q
period 2002-06-28
ANSWERTHINK INC
filed 2002-08-12
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24343

ANSWERTHINK, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0750100 (I.R.S. Employer Identification Number)

1001 Brickell Bay Drive, Suite 3000 Miami, Florida (Address of principal executive offices)	33131 (Zip Code)

(305) 375-8005
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 31, 2002, there were 47,370,052 shares of common stock outstanding.

ANSWERTHINK, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ANSWERTHINK, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28, 2002	December 28, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,956	$59,888
Accounts receivable and unbilled revenue, net of allowance of $6,514 and $6,810 in 2002 and 2001, respectively	32,970	39,164
Other receivables	783	851
Prepaid expenses and other current assets	17,308	15,628

Total current assets	112,017	115,531
Property and equipment, net	18,175	18,468
Goodwill, net	46,720	77,920

Total assets	$176,912	$211,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,207	$5,187
Accrued expenses and other liabilities	21,146	27,992
Media payable	706	1,039

Total current liabilities	28,059	34,218
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding: 46,970,052 shares at June 28, 2002; 45,880,118 shares at December 28, 2001	47	46
Additional paid-in capital	261,927	257,115
Accumulated deficit	(113,121)	(79,460)

Total shareholders’ equity	148,853	177,701

Total liabilities and shareholders’ equity	$176,912	$211,919

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues:
Revenues before reimbursements (Net revenues)	$42,678	$65,276	$89,091	$137,291
Reimbursements	5,341	8,092	11,745	17,756

Total revenues	48,019	73,368	100,836	155,047
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	30,123	40,668	62,471	86,049
Reimbursable expenses	5,341	8,092	11,745	17,756

Total project personnel and expenses	35,464	48,760	74,216	103,805
Selling, general and administrative expenses	15,255	23,600	30,983	48,001
Stock compensation expense	—	1,613	—	4,644

Total costs and operating expenses	50,719	73,973	105,199	156,450

Loss from operations	(2,700)	(605)	(4,363)	(1,403)
Other income (expense):
Interest income	184	259	354	735
Interest expense	(47)	(42)	(93)	(84)

Loss before income taxes	(2,563)	(388)	(4,102)	(752)
Income taxes	(1,025)	(453)	(1,641)	(617)

Income (loss) before cumulative effect of change in accounting principle	(1,538)	65	(2,461)	(135)
Cumulative effect of change in accounting principle	—	—	(31,200)	—

Net income (loss)	$(1,538)	$65	$(33,661)	$(135)

Basic net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$—	$(0.05)	$—
Cumulative effect of change in accounting principle	$—	$—	$(0.68)	$—
Net income (loss) per common share	$(0.03)	$—	$(0.73)	$—
Weighted average common shares outstanding	46,547	44,030	46,207	43,106
Diluted net income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$—	$(0.05)	$—
Cumulative effect of change in accounting principle	$—	$—	$(0.68)	$—
Net income (loss) per common share	$(0.03)	$—	$(0.73)	$—
Weighted average common and common equivalent shares outstanding	46,547	46,214	46,207	43,106

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net loss	$(33,661)	$(135)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	31,200	—
Non-cash compensation expense	—	4,644
Depreciation and amortization	2,618	6,035
Provision for doubtful accounts	58	2,732
Deferred income taxes	1,579	(83)

Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	6,136	4,694
Decrease in other receivables	68	2,585
Increase in prepaid expenses and other assets	(2,074)	(1,440)
Increase (decrease) in accounts payable	1,020	(4,054)
Decrease in accrued expenses and other liabilities	(7,529)	(12,616)
Decrease in media payable	(333)	(5,809)

Net cash used in operating activities	(918)	(3,447)

Cash flows from investing activities:
Purchases of property and equipment	(2,591)	(6,532)
Cash used in acquisition of business, net of cash acquired	(236)	—

Net cash used in investing activities	(2,827)	(6,532)

Cash flow from financing activity:
Proceeds from issuance of common stock	4,813	1,843

Net cash provided by financing activity	4,813	1,843

Net increase (decrease) in cash and cash equivalents	1,068	(8,136)
Cash and cash equivalents at beginning of period	59,888	51,662

Cash and cash equivalents at end of period	$60,956	$43,526

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The consolidated financial statements of Answerthink, Inc. (“Answerthink” or the “Company”) include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2001 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 28, 2002 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 4).

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

Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended June 28, 2002, potentially dilutive securities of 352,822 shares of unvested common stock issued under employment agreements and 440,749 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter ended June 28, 2002. For the quarter ended June 29, 2001, potentially dilutive securities included 1,232,300 shares of unvested common stock issued under employment agreements and 951,157 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended June 28, 2002 and June 29, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the six months ended June 28, 2002 and June 29, 2001. Potentially dilutive securities which were not included in the diluted loss per share calculation for the six months ended June 28, 2002 and June 29, 2001 include 471,197 shares and 2,147,399 shares, respectively, of unvested common stock issued under employment agreements and 597,076 and 901,539 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    Goodwill and Other Intangibles

Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. The Company evaluated the fair values of its reporting units utilizing various valuation techniques including discounted cash flow analysis. Based on the new method for recording impairment, the Company recognized a transitional impairment loss of $31.2 million as the cumulative effect of a change in accounting principle in the first quarter of 2002. This charge related to the Technology Integration reporting unit.

Goodwill amortization for the quarter and six months ended June 29, 2001 was $1.7 million and $3.3 million, respectively. The following schedule reconciles net income (loss) and per share amounts for the quarter and six months ended June 29, 2001, adjusted for SFAS 142 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net income (loss) as reported	$(1,538)	$65	$(33,661)	$(135)
Add back: Goodwill amortization	—	1,680	—	3,337

Adjusted net income (loss)	$(1,538)	$1,745	$(33,661)	$3,202

Basic and diluted net income (loss) per share:
Net income (loss) as reported	$(0.03)	$—	$(0.73)	$—
Goodwill amortization	—	0.04	—	0.07

Adjusted net income (loss) per share	$(0.03)	$0.04	$(0.73)	$0.07

4.    Reimbursable Expenses

During the first quarter of 2002, the Company adopted Emerging Issues Task Force Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred. In accordance with the provisions of Topic No. D-103, reimbursements received from customers for out-of-pocket expenses incurred by employees are classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The statements of operations for the quarter and six months ended June 29, 2001 were reclassified to comply with the guidance in Topic No. D-103. Adoption of the provisions had no impact on the reported net income (loss) or net income (loss) per share.

5.    Stock Options

On June 27, 2001, the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company’s employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company’s common stock or incentive stock options to purchase the Company’s common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company’s common stock equal in number to 66 2/3% of the number of options tendered and accepted for

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    Stock Options (continued)

exchange. The new options were granted on February 9, 2002, which was six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.03, which was the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on February 8, 2002. Options for 4,400,893 shares were tendered on August 8, 2001 in the exchange program. On February 9, 2002, the Company granted 2,479,699 shares of the Company’s common stock in exchange for the shares tendered.

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

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended June 28, 2002 (in thousands):

	Accrual Balance at December 28, 2001	Expenditures	Accrual Balance at June 28, 2002
Severance and other employee costs	$1,153	$(1,036)	$117
Closure and consolidation of facilities and related exit costs	4,524	(1,984)	2,540

Total restructuring accrual	$5,677	$(3,020)	$2,657

7.    Litigation

THINK New Ideas, Inc. (“THINK New Ideas”) and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink’s Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action for an amount that is within the limits of applicable insurance coverage. On June 14, 2002, the Court entered an order granting preliminary approval to the settlement and certifying provisionally, for purposes of settlement only, the lawsuit as a class action. The Court set a hearing for September 13, 2002 to determine, among other things, whether the settlement is fair, reasonable and adequate, and whether it should receive final approval from the Court.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operations of the Company.

8.    Subsequent Events

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. Under the repurchase plan, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions.

In August 2002, we cancelled our $15.0 million revolving credit facility. At June 28, 2002, we had no borrowings under this credit facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. We have subsequently deposited $2.9 million with the bank as collateral for these letters of credit.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions, changes in demand for information technology spending and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2001. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class performance. Answerthink delivers solutions that leverage its Hackett Best Practices database, the world’s leading repository of enterprise best practice strategies and metrics. Answerthink’s capabilities include benchmarking, business transformation, business applications, enabling technologies and offshore application maintenance and support.

Critical Accounting Policies

Revenue Recognition

Revenues include all amounts that are billable to clients. Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or on a fixed-fee or capped-fee basis. Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized based on our evaluation of actual costs incurred to date compared to total estimated costs using the percentage of completion method of accounting. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been billed. If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

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

Litigation and Contingencies

Litigation and contingencies are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Six Months Ended
	June 28, 2002		June 29, 2001		June 28, 2002		June 29, 2001
Revenues:
Revenues before reimbursements (Net revenues)	$42,678	88.9%	$65,276	89.0%	$89,091	88.4%	$137,291	88.6%
Reimbursements	5,341	11.1%	8,092	11.0%	11,745	11.6%	17,756	11.4%

Total revenues	48,019	100.0%	73,368	100.0%	100,836	100.0%	155,047	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	30,123	62.7%	40,668	55.4%	62,471	62.0%	86,049	55.5%
Reimbursable expenses	5,341	11.1%	8,092	11.0%	11,745	11.6%	17,756	11.4%

Total project personnel and expenses	35,464	73.8%	48,760	66.4%	74,216	73.6%	103,805	66.9%
Selling, general and administrative expenses	15,255	31.8%	23,600	32.2%	30,983	30.7%	48,001	31.0%
Stock compensation expense	—	—	1,613	2.2%	—	—	4,644	3.0%

Total costs and operating expenses	50,719	105.6%	73,973	100.8%	105,199	104.3%	156,450	100.9%

Loss from operations	(2,700)	(5.6)%	(605)	(0.8)%	(4,363)	(4.3)%	(1,403)	(0.9)%

Other income:
Interest income, net	137	0.3%	217	0.3%	261	0.2%	651	0.4%

Loss before income taxes	(2,563)	(5.3)%	(388)	(0.5)%	(4,102)	(4.1)%	(752)	(0.5)%
Income taxes	(1,025)	(2.1)%	(453)	(0.6)%	(1,641)	(1.6)%	(617)	(0.4)%

Income (loss) before cumulative effect of change in accounting principle	(1,538)	(3.2)%	65	0.1%	(2,461)	(2.5)%	(135)	(0.1)%
Cumulative effect of change in accounting principle	—	—	—	—	(31,200)	(30.9)%	—	—

Net income (loss)	$(1,538)	(3.2)%	$65	0.1%	$(33,661)	(33.4)%	$(135)	(0.1)%

Revenues.    Revenues for the quarter ended June 28, 2002 decreased by $25.3 million or 35% compared to the quarter ended June 29, 2001. Revenues for the six months ended June 28, 2002 decreased by $54.2 million or 35% compared to the six months ended June 29, 2001. The decreases in revenues for the quarter and six-month period were primarily attributable to a decrease in the number of customers and the average size of our projects resulting from the decreased demand for information technology services, principally in the interactive marketing and custom-web development areas, as well as lower revenues from our largest customer in conjunction with the completion of one of their more significant projects. Reimbursements as a percentage of total revenues during the quarters and six months ended June 28, 2002 and June 29, 2001 were comparable at 11% during the quarters and 12% and 11%, respectively, during the six-month periods.

Project Personnel and Expenses.    Project personnel costs and expenses consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $35.5 million in the quarter ended June 28, 2002, a decrease of $13.3 million or 27% compared to the quarter ended June 29, 2001. Project personnel costs and expenses were $74.2 million in the six months ended June 28, 2002, a decrease of $29.6 million or 29% compared to the six months ended June 29, 2001. These decreases were predominantly due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 801 as of June 28, 2002 compared to 1,230 as of June 29, 2001.

Project personnel and expenses as a percentage of revenues increased to 74% in the quarter ended June 28, 2002 from 66% in the comparable quarter of 2001. Project personnel and expenses as a percentage of revenues increased to 74% in the six months ended June 28, 2002 from 67% in the comparable period of 2001. These increases were primarily the result of lower per hour billing rates charged to customers and a higher average cost per consultant attributable to a greater percentage of senior resources during the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 35% to $15.3 million in the quarter ended June 28, 2002 from $23.6 million in the quarter ended June 29, 2001. Selling, general and administrative expenses decreased 35% to $31.0 million in the six months ended June 28, 2002 from $48.0 million in the six months ended June 29, 2001. The overall decreases in selling, general and administrative expenses were primarily due to our continued cost control initiatives, reduced discretionary spending and our adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated amortization expense of goodwill in 2002. Goodwill amortization in the second quarter and first six months of 2001 was $1.7 million and $3.3 million, respectively. In other areas, we reduced functional support headcount, incurred lower recruiting, selling and bad debt expenses, and reduced property and facility expenses as a result of a decrease in the number of offices from 18 at the end of the second quarter of 2001 to 13 at the end of the second quarter of 2002. Sales and functional support headcount was 145 as of June 28, 2002 compared to 226 as of June 29, 2001. Selling, general and administrative expenses as a percentage of revenues were comparable between the second quarters of 2002 and 2001 at 32% and the first six months of 2002 and 2001 at 31%.

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

Income Taxes.    Our effective tax rate for the first six months of 2002 was 40% compared to an effective tax rate of 82% for the comparable period of 2001. The lower effective tax rate for the first six months of 2002 was primarily due to the impact of lower permanent differences resulting from the elimination of the amortization of goodwill as a result of the adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets. Our effective tax rate may vary from period to period based on changes in our estimated annual taxable income or loss.

Cumulative Effect of Change in Accounting Principle.    We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002. The new accounting rule eliminates the amortization of goodwill and changes the method of determining whether there is a goodwill impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional impairment charge of $31.2 million in the first quarter of 2002 due to the cumulative effect of a change in accounting principle. This charge related to the Technology Integration reporting unit.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At June 28, 2002, we had approximately $61.0 million in cash and cash equivalents compared to $59.9 million at December 28, 2001.

Net cash used in operating activities was $918,000 for the six months ended June 28, 2002 compared to $3.4 million used in operating activities during the comparable period of 2001. During the six months ended June 28, 2002, net cash used in operating activities was primarily attributable to a $7.5 million decrease in accrued expenses and other liabilities and a $2.1 million increase in prepaid expenses and other assets, partially offset by a $6.1 million decrease in accounts receivable and unbilled revenue and our net loss adjusted for the non-cash expenses which include the impact of adopting SFAS 142, depreciation and deferred income taxes. During the six months ended June 29, 2001, net cash used in operating activities was primarily attributable to a $12.6 million decrease in accrued expenses and other liabilities, a $5.8 million decrease in media payable and a $4.1 million decrease in accounts payable, partially offset by a $4.7 million decrease in accounts receivable and unbilled revenue, a $2.6 million decrease in other receivables and our net loss adjusted for non-cash expenses. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers’ media campaigns.

Net cash used in investing activities was $2.8 million for the six months ended June 28, 2002 compared to $6.5 million used during the comparative period of 2001. The uses of cash for investing activities in 2002 were attributable to $2.6 million of purchases of property and equipment and $236,000 used in the acquisition of Exult Process Intelligence Center, a business unit of Exult, Inc., in February 2002. The use of cash in investing activities in 2001 was $6.5 million for purchases of property and equipment.

Net cash provided by financing activities was $4.8 million for the six months ended June 28, 2002 compared to $1.8 million provided during the comparable period of 2001. The source of cash from financing activities during 2002 and 2001 was from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions.

In August 2002, we cancelled our $15.0 million revolving credit facility. At June 28, 2002, we had no borrowings under this credit facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. We have subsequently deposited $2.9 million with the bank as collateral for these letters of credit.

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

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

THINK New Ideas, Inc. (“THINK New Ideas”) and three of its former officers are defendants in a consolidated class action filed in federal court in New York. Think New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink’s Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action for an amount that is within the limits of applicable insurance coverage. On June 14, 2002, the Court entered an order granting preliminary approval to the settlement and certifying provisionally, for purposes of settlement only, the lawsuit as a class action. The Court set a hearing for September 13, 2002 to determine, among other things, whether the settlement is fair, reasonable and adequate, and whether it should receive final approval from the Court.

Item 4.     Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 8, 2002, the following proposals were adopted by the votes specified below:

(i)  The election of two Class III Directors (Edwin A. Huston and Jeffrey E. Keisling) to serve until the year 2005. The security holders elected the Directors with votes cast as follows: Mr. Huston: 38,611,273 shares for and 526,304 shares withheld; Mr. Keisling: 38,449,927 shares for and 687,650 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors. In addition to the listed above whom were elected at the meeting, the terms of the following directors continued after the meeting: Robert J. Bahash, David N. Dungan, Ted A. Fernandez, Allan R. Frank and Alan T. G. Wix.

(ii)  The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year ending January 3, 2003. The appointment was ratified with votes cast as follows: 38,381,938 shares for; 652,382 shares against; and 103,257 shares abstained.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

See Index to Exhibits on page 15.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by Answerthink during the quarter ended June 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: August 12, 2002	By:	/s/ JOHN F. BRENNAN
John F. Brennan Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1†	Second Amended and Restated Articles of Incorporation of the Registrant, as amended.

3.2†	Amended and Restated Bylaws of the Registrant, as amended.

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

†	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.