Form 10-Q
period 2002-09-27
ANSWERTHINK INC
filed 2002-11-12
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

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

As of October 31, 2002, there were 46,229,452 shares of common stock outstanding.

Answerthink, Inc.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

Answerthink, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 27, 2002	December 28, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,515	$59,888
Restricted cash	2,901	—
Accounts receivable and unbilled revenue, net of allowance of $6,304 and $6,810 in 2002 and 2001, respectively	28,781	39,164
Other receivables	734	851
Prepaid expenses and other current assets	16,183	15,628

Total current assets	107,114	115,531
Property and equipment, net	17,717	18,468
Goodwill, net	26,720	77,920

Total assets	$151,551	$211,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,445	$5,187
Accrued expenses and other liabilities	18,319	27,992
Media payable	736	1,039

Total current liabilities	23,500	34,218
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued and outstanding: 46,592,852 shares at September 27, 2002; 45,880,118 shares at December 28, 2001	47	46
Additional paid-in capital	263,213	257,115
Treasury stock, at cost, 777,200 shares at September 27, 2002	(1,488)	—
Accumulated deficit	(133,721)	(79,460)

Total shareholders’ equity	128,051	177,701

Total liabilities and shareholders’ equity	$151,551	$211,919

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues:
Revenues before reimbursements (Net revenues)	$38,461	$60,016	$127,552	$197,307
Reimbursements	4,444	7,525	16,189	25,281

Total revenues	42,905	67,541	143,741	222,588
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	25,537	36,955	88,008	123,004
Reimbursable expenses	4,444	7,525	16,189	25,281

Total project personnel and expenses	29,981	44,480	104,197	148,285
Selling, general and administrative expenses	14,041	22,122	45,024	70,123
Impairment of goodwill	20,000	—	20,000	—
Stock compensation expense	—	211	—	4,855

Total costs and operating expenses	64,022	66,813	169,221	223,263

Income (loss) from operations	(21,117)	728	(25,480)	(675)
Other income (expense):
Interest income	220	250	574	985
Interest expense	(103)	(42)	(196)	(126)

Income (loss) before income taxes	(21,000)	936	(25,102)	184
Income taxes	(400)	3,131	(2,041)	2,514

Loss before cumulative effect of change in accounting principle	(20,600)	(2,195)	(23,061)	(2,330)
Cumulative effect of change in accounting principle	—	—	(31,200)	—

Net loss	$(20,600)	$(2,195)	$(54,261)	$(2,330)

Basic and diluted net loss per common share:
Loss before cumulative effect of change in accounting principle	$(0.44)	$(0.05)	$(0.50)	$(0.05)
Cumulative effect of change in accounting principle	$—	$—	$(0.67)	$—
Net loss per common share	$(0.44)	$(0.05)	$(1.17)	$(0.05)
Weighted average common and common equivalent shares outstanding	46,879	44,682	46,431	43,631

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2002	September 28, 2001
Cash flows from operating activities:
Net loss	$(54,261)	$(2,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	31,200	—
Impairment of goodwill	20,000	—
Non-cash compensation expense	—	4,855
Depreciation and amortization	4,023	9,267
Provision for doubtful accounts	229	4,776
Deferred income taxes	3,552	1,457
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	10,155	8,082
Decrease in other receivables	117	1,893
Increase in prepaid expenses and other assets	(3,618)	(1,708)
Decrease in accounts payable	(743)	(3,020)
Decrease in accrued expenses and other liabilities	(9,737)	(9,046)
Decrease in media payable	(303)	(5,448)

Net cash provided by operating activities	614	8,778
Cash flows from investing activities:
Purchases of property and equipment	(3,461)	(8,340)
Increase in restricted cash	(2,901)	—
Cash used in acquisition of business, net of cash acquired	(236)	(2,051)

Net cash used in investing activities	(6,598)	(10,391)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,099	3,409
Repurchases of common stock	(1,488)	—

Net cash provided by financing activities	4,611	3,409

Net increase (decrease) in cash and cash equivalents	(1,373)	1,796
Cash and cash equivalents at beginning of period	59,888	51,662

Cash and cash equivalents at end of period	$58,515	$53,458

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2001 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 3).

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

Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended September 27, 2002 and September 28, 2001, potentially dilutive securities of 187,433 and 822,638 shares, respectively, of unvested common stock issued under employment agreements and 1,668 and 1,156,696 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarters ended September 27, 2002 and September 28, 2001.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the nine months ended September 27, 2002 and September 28, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the nine months ended September 27, 2002 and September 28, 2001. Potentially dilutive securities which were not included in the diluted loss per share calculation for the nine months ended September 27, 2002 and September 28, 2001 include 376,609 and 1,705,812 shares, respectively, of unvested common stock issued under employment agreements and 398,607 and 986,591 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

Answerthink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.    Reimbursable Expenses

During the first quarter of 2002, the Company adopted Emerging Issues Task Force Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred. In accordance with the provisions of Topic No. D-103, reimbursements received from customers for out-of-pocket expenses incurred by employees are classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The statements of operations for the quarter and nine months ended September 28, 2001 were reclassified to comply with the guidance in Topic No. D-103. Adoption of the provisions had no impact on the reported net loss or net loss per share.

4.    Goodwill and Other Intangibles

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

The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment test primarily as a result of the decline in stock prices for the Company and its peer group during the quarter ended September 27, 2002 and recorded a non-cash impairment charge of $20.0 million. This charge related to the Technology Integration reporting unit.

Goodwill amortization for the quarter and nine months ended September 28, 2001 was $1.8 million and $5.1 million, respectively. The following schedule reconciles net loss and per share amounts for the quarter and nine months ended September 28, 2001, adjusted for SFAS 142 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net loss as reported	$(20,600)	$(2,195)	$(54,261)	$(2,330)
Add back: Goodwill amortization	—	1,810	—	5,147

Adjusted net income (loss)	$(20,600)	$(385)	$(54,261)	$2,817

Basic and diluted net income (loss) per share:
Net loss as reported	$(0.44)	$(0.05)	$(1.17)	$(0.05)
Goodwill amortization	—	0.04	—	0.11

Adjusted net income (loss) per share	$(0.44)	$(0.01)	$(1.17)	$0.06

Answerthink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.    Restructuring Accrual

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

The following table sets forth the detail and activity in the restructuring expense accrual during the nine months ended September 27, 2002 (in thousands):

	Accrual Balance at December 28, 2001	Expenditures	Accrual Balance at September 27, 2002
Severance and other employee costs	$1,153	$(1,153)	$—
Closure and consolidation of facilities and related exit costs	4,524	(2,177)	2,347

Total restructuring accrual	$5,677	$(3,330)	$2,347

6.    Borrowings Under Credit Facility

In August 2002, the Company cancelled its $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002 and 2001, there were no borrowings outstanding under the facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. The Company has deposited $2.9 million with a financial institution as collateral for these letters of credit and has classified this cash as restricted on the accompanying consolidated balance sheet at September 27, 2002.

7.    Stock Options

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

8.    Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. Under the repurchase plan, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of September 27, 2002, the Company had repurchased 777,200 shares of its common stock at an average price of $1.91 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Answerthink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.    Litigation

THINK New Ideas, Inc. (“THINK New Ideas”) and three of its former officers were defendants in a consolidated class action filed in federal court in New York. THINK New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink’s Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action. The Court held a hearing on September 13, 2002 and on September 16, 2002 entered an Order approving the settlement in all respects and dismissing the complaint with prejudice. The time for appeal has now expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operations of the Company.

10.    New Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

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

OVERVIEW

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients significantly improve performance and maximize returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, technology integration and offshore application maintenance and support.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Nine Months Ended
	September 27, 2002		September 28, 2001		September 27, 2002		September 28, 2001
Revenues:
Revenues before reimbursements (Net revenues)	$38,461	89.6%	$60,016	88.9%	$127,552	88.7%	$197,307	88.6%
Reimbursements	4,444	10.4%	7,525	11.1%	16,189	11.3%	25,281	11.4%

Total revenues	42,905	100.0%	67,541	100.0%	143,741	100.0%	222,588	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	25,537	59.5%	36,955	54.7%	88,008	61.2%	123,004	55.3%
Reimbursable expenses	4,444	10.4%	7,525	11.1%	16,189	11.3%	25,281	11.4%

Total project personnel and expenses	29,981	69.9%	44,480	65.8%	104,197	72.5%	148,285	66.6%
Selling, general and administrative expenses	14,041	32.7%	22,122	32.8%	45,024	31.3%	70,123	31.5%
Impairment of goodwill	20,000	46.6%	—	—	20,000	13.9%	—	—
Stock compensation expense	—	—	211	0.3%	—	—	4,855	2.2%

Total costs and operating expenses	64,022	149.2%	66,813	98.9%	169,221	117.7%	223,263	100.3%

Income (loss) from operations	(21,117)	(49.2)%	728	1.1%	(25,480)	(17.7)%	(675)	(0.3)%
Other income:
Interest income, net	117	0.3%	208	0.3%	378	0.3%	859	0.4%

Income (loss) before income taxes	(21,000)	(48.9)%	936	1.4%	(25,102)	(17.4)%	184	0.1%
Income taxes	(400)	(0.9)%	3,131	4.6%	(2,041)	(1.4)%	2,514	1.1%

Loss before cumulative effect of change in accounting principle	(20,600)	(48.0)%	(2,195)	(3.2)%	(23,061)	(16.0)%	(2,330)	(1.0)%
Cumulative effect of change in accounting principle	—	—	—	—	(31,200)	(21.7)%	—	—

Net loss	$(20,600)	(48.0)%	$(2,195)	(3.2)%	$(54,261)	(37.7)%	$(2,330)	(1.0)%

Revenues.    Revenues for the quarter ended September 27, 2002 decreased by $24.6 million or 36% compared to the quarter ended September 28, 2001. Revenues for the nine months ended September 27, 2002 decreased by $78.8 million or 35% compared to the nine months ended September 28, 2001. The decreases in revenues for the quarter and nine-month period were primarily attributable to a decrease in the number of customers and the average size of our projects resulting from the decreased demand for information technology services, principally in the interactive marketing and custom-web development areas, as well as lower revenues from our largest customer in conjunction with the completion of one of their more significant projects. Reimbursements as a percentage of total revenues during the quarters and nine months ended September 27, 2002 and September 28, 2001 were comparable at 10% and 11%, respectively, during the quarters and 11% during the nine-month periods.

Project Personnel and Expenses.    Project personnel costs and expenses consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $30.0 million in the quarter ended September 27, 2002, a decrease of $14.5 million or 33% compared to the quarter ended September 28, 2001. Project personnel costs and expenses were $104.2 million in the nine months ended September 27, 2002, a decrease of $44.1 million or 30% compared to the nine months ended September 28, 2001. These decreases were primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 735 as of September 27, 2002 compared to 1,180 as of September 28, 2001.

Project personnel and expenses as a percentage of revenues increased to 70% in the quarter ended September 27, 2002 from 66% in the comparable quarter of 2001. Project personnel and expenses as a percentage of revenues increased to 72% in the nine months ended September 28, 2002 from 67% in the comparable period of 2001. These increases were primarily the result of lower per hour billing rates charged to customers and a higher average cost per consultant attributable to a greater percentage of senior resources during the third quarter and first nine months of 2002 compared to the third quarter and first nine months of 2001.

Selling, General and Administrative.    Selling, general and administrative expenses decreased 37% to $14.0 million in the quarter ended September 27, 2002 from $22.1 million in the quarter ended September 28, 2001. Selling, general and administrative expenses decreased 36% to $45.0 million in the nine months ended September 27, 2002 from $70.1 million in the nine months ended September 28, 2001. The overall decreases in selling, general and administrative expenses were primarily due to our continued cost control initiatives, reduced discretionary spending and our adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, which eliminated amortization expense of goodwill in 2002. Goodwill amortization in the third quarter and first nine months of 2001 was $1.8 million and $5.1 million, respectively. In addition to the change in goodwill amortization, we reduced functional support headcount, incurred lower recruiting, selling and bad debt expenses, and reduced property and facility expenses as a result of a decrease in the number of offices from 18 at the end of the third quarter of 2001 to 12 at the end of the third quarter of 2002. Sales and functional support headcount was 127 as of September 27, 2002 compared to 209 as of September 28, 2001. Selling, general and administrative expenses as a percentage of revenues were comparable between the third quarters of 2002 and 2001 at 33% and the first nine months of 2002 and 2001 at 31% and 32%, respectively.

Impairment of Goodwill and Cumulative Effect of Change in Accounting Principle.    We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002. The new accounting rule eliminates the amortization of goodwill and changes the method of determining whether there is a goodwill impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional impairment charge of $31.2 million in the first quarter of 2002 due to the cumulative effect of a change in accounting principle. This charge related to the Technology Integration reporting unit. The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. We performed an impairment test primarily as a result of the decline in our stock price and that of our peer group during the quarter ended September 27, 2002 and recorded a non-cash impairment charge of $20.0 million. This charge related to the Technology Integration reporting unit.

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

Income Taxes.    Our effective tax rate for the first nine months of 2002 was 8.1% compared to an effective tax rate of 1,366% for the comparable period of 2001. The low effective tax rate for the first nine months of 2002 was primarily due to the $20.0 million charge for the impairment of goodwill which was not deductible for tax purposes. Excluding this charge, our income tax rate would have been 40%. The high effective tax rate for 2001 was the result of the impact of permanent differences on a very low level of pretax income. Our effective tax rate may vary from period to period based on changes in our estimated annual taxable income or loss.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At September 27, 2002, we had approximately $61.4 million (including $2.9 million of restricted cash) in cash and cash equivalents compared to $59.9 million at December 28, 2001.

In August 2002, we cancelled our $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002 and 2001, we had no borrowings outstanding under the facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. We have deposited $2.9 million with a financial institution as collateral for these letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at September 27, 2002.

Net cash provided by operating activities was $614,000 for the nine months ended September 27, 2002 compared to $8.8 million provided by operating activities during the comparable period of 2001. During the nine months ended September 27, 2002, net cash provided by operating activities was primarily attributable to a $10.2 million decrease in accounts receivable and unbilled revenue and our net loss adjusted for the non-cash expenses which include the impact of adopting SFAS 142, impairment of goodwill, depreciation and deferred income taxes. These effects were partially offset by a $9.7 million decrease in accrued expenses and other liabilities and a $3.6 million increase in prepaid expenses and other assets. During the nine months ended September 28, 2001, net cash provided by operating activities was primarily attributable to an $8.1 million decrease in accounts receivable and unbilled revenue and our net loss adjusted for the non-cash expenses which include depreciation and amortization, non-cash compensation expense, provision for doubtful accounts and deferred income taxes. These effects were partially offset by a $9.0 million decrease in accrued expenses and other liabilities, a $5.4 million decrease in media payable and a $3.0 million decrease in accounts payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables which have been billed to our customers are included in other receivables. The level of media payables and the related receivables will vary with the timing of our customers’ media campaigns.

Net cash used in investing activities was $6.6 million for the nine months ended September 27, 2002 compared to $10.4 million used during the comparative period of 2001. The uses of cash for investing activities in 2002 were attributable to $3.5 million of purchases of property and equipment, an increase in restricted cash of $2.9 million and $236,000 used in the acquisition of Exult Process Intelligence Center, a business unit of Exult, Inc., in February 2002. The use of cash in investing activities in 2001 was $8.3 million for purchases of property and equipment and $2.1 million used in the acquisition of businesses.

Net cash provided by financing activities was $4.6 million for the nine months ended September 27, 2002 compared to $3.4 million provided during the comparable period of 2001. The source of cash from financing activities during 2002 and 2001 was from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan, offset by repurchases of common stock of $1.5 million in 2002.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of September 27, 2002, we had repurchased 777,200 shares of our common stock at an average price of $1.91 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

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

New Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”) Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

Item 4.    Controls and Procedures

Within ninety days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in timely bringing to their attention material information related to Answerthink required to be included in the our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

THINK New Ideas, Inc. (“THINK New Ideas”) and three of its former officers were defendants in a consolidated class action filed in federal court in New York. THINK New Ideas merged with Answerthink on November 5, 1999. This suit was previously described in Answerthink’s Annual Report on Form 10-K for the year ended December 28, 2001. On April 18, 2002, the parties reached an agreement in principle to settle this action. The Court held a hearing on September 13, 2002 and on September 16, 2002 entered an Order approving the settlement in all respects and dismissing the complaint with prejudice. The time for appeal has now expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by Answerthink during the quarter ended September 27, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: November 12, 2002	/s/ John F. Brennan
John F. Brennan Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ted A. Fernandez, certify that:

1. I	have reviewed this quarterly report on Form 10-Q of Answerthink, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Ted A. Fernandez
Ted A. Fernandez Chairman and Chief Financial Officer Answerthink, Inc.

I, John F. Brennan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Answerthink, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ John F. Brennan
John F. Brennan Executive Vice President and Chief Financial Officer Answerthink, Inc.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000