Form 10-K
period 2002-12-31
ANSWERTHINK INC
filed 2003-03-31
CIK 1057379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 0-24343

Answerthink, Inc.
(Exact name of registrant as specified in its charter)
____________________

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
Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|    NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934). YES |X|   NO |_|

     The aggregate market value of the common stock held by non-affiliates of the registrant was $167,944,352 on June 28, 2002 based on the last reported sale price of the registrant’s common stock on the Nasdaq National Market on June 28, 2002.

The number of shares of the registrant’s common stock outstanding on March 14, 2003 was 46,415,527.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANSWERTHINK, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by Answerthink for tax purposes and the possible outcome of pending litigation and our actions in connection with such litigation. An additional description of our risk factors is described in Part 1—Item 1 “Business—Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

     Answerthink, Inc. (“Answerthink”) (www.answerthink.com) is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of our Hackett Group business, with its world-renowned repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and optimize returns on technology investments. Our capabilities include performance measurement, business transformation, business applications, technology integration, and offshore application maintenance and support.

     In this Form 10-K, unless the context otherwise requires, “Answerthink”, the “Company”, “we”, “us”, and “our” refer to Answerthink, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

     For the third straight year, business and technology consultancies experienced a weak spending outlook and generally soft market in 2002. For 2003, some market observers are predicting a slight increase or “uptick” in IT spending, though a return to the boom years of the late 1990s is unlikely. Throughout the downturn, companies have placed heavy emphasis on risk management and tangible return on their business and technology investments. As the economy recovers, large enterprises will center their IT spending on tools that help them generate more value from past investments. Specifically, they will be looking to derive maximum value from their existing enterprise applications. Enabling technologies will be used to complement and extend the capabilities of enterprise and key functional systems. For example, Business Process Management, or BPM, tools will give companies increased visibility into key business processes that reach across functional and organizational boundaries. Not only will BPM help reduce error rates and cycle times by automating workflow, it will also increase the efficiency and productivity of all the people and systems that collaborate on individual processes.

     There will also be market opportunity around the need for better real-time performance measurement and strategic decision-making. Many companies are seeking to link optimized processes directly to technology and consolidate the gains of their business process re-engineering efforts. Enterprise applications and BPM software will both play a role. Companies will embed optimized processes directly into ERP systems, and use BPM and other enabling technologies to improve ongoing management and control, so they can ensure that streamlined or re-engineered processes continue to deliver cost and performance improvements in the future. Business intelligence, analytics and knowledge management applications will also play an increasingly significant role in the future as companies seek to generate more valuable insight and analysis from their operational and financial data. These enabling technologies point the way to tomorrow’s real-time enterprises which will be capable of nearly instantaneous views of current performance and more accurate and efficient planning, forecasting and reporting.

OUR APPROACH

     Answerthink enables companies to achieve world-class business performance by combining intellectual capital from The Hackett Group, with its world-renowned database of business process best practices and performance measurement results, and Answerthink’s proprietary Business Process Intelligence (BPI) approach, which is based on proven implementation techniques. Hackett’s services help clients understand how well they are performing today compared with the world’s most effective companies, while Answerthink specialists have the skills and experience to implement solutions, based on client performance measurement results, to drive them toward world-class performance. Hackett provides deep insight into how top-performing companies operate, and Answerthink applies those best practices to generate cost and performance gains for clients. Specifically, Answerthink uses best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into enterprise applications and enabling technologies.

     Because our solutions are based on Hackett-certified best practices, clients gain a significant advantage. They can have confidence that their solutions are based on strategies from the world’s leading companies. This clearly defined path to world-class performance delivers enhanced efficiency, improved effectiveness, increased flexibility, maximized ROI, reduced risk and sustainability of performance improvements moving forward.

     The BPI approach begins with a clear understanding of current performance, which is gained through measuring key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then, help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the four key business drivers of people, process, technology and information, companies risk losing a significant portion of business case benefits. Based on Hackett’s deep knowledge of world-class business performance, we have designed detailed best practice process flows which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

     Similarly, we integrate Hackett Best Practices directly into technology solutions. Because today’s business applications are flexible, it is imperative to simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. Otherwise, old, inefficient processes will simply be automated and continue to drive up costs, cycle times and error rates. Answerthink has completed detailed fit-gap analyses, in certain functional areas of major business application packages from Lawson, Oracle, PeopleSoft and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. These best practice implementations establish the foundation for improved performance. Building on that foundation a new breed of enabling technologies complement enterprise systems to drive further performance gains. These technologies, which include business process management software, portals, business intelligence and analytics, and knowledge management, enhance real-time business process management, visibility and decision-making.

     This combination of optimized processes, a best practices-based business application environment and the right enabling technologies allows our clients to achieve and sustain significant business performance improvement.

COMPETITION

     Even as the economy has slowed these last few years, competition in the technology consulting marketplace has heated up. Our competitors include international, national and regional systems consulting and implementation firms, international accounting firms and the IT services divisions of application software firms. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. There is great pressure to complete projects quickly, control costs and maintain efficient operations.

     Still, we believe our competitive position is strong. Because of our Hackett intellectual capital and its direct link to our BPI implementation approach, we believe we can assist clients better than our competitors. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

     Answerthink’s culture of collaboration leverages the power of our cross-functional and service line teams to increase revenue, strengthen relationships. We believe that this culture, along with our multidisciplinary approach, allows the company to compete favorably.

STRATEGY

     Moving forward, Answerthink’s focus is on executing those strategies that will lead to significant growth. They include:

  The integration of our Hackett best practices knowledge base into our business and technology solutions. Our single largest initiative in 2002 was in our innovative Business Process Intelligence (BPI) service delivery approach. Formally launched in the fourth quarter, BPI has received very favorable reaction from clients and industry analysts. For this reason, BPI and our expanded Hackett offerings will be the cornerstones of our marketing and communications programs in the coming year. We will drive both greater understanding of and demand for this approach. We will continue to train associates in all of our practices about BPI so they are equipped with the knowledge and tools necessary to share our vision with existing and prospective clients. BPI incorporates intellectual capital from The Hackett Group into our proven implementation tools and techniques. For clients, the end results are tangible cost and performance gains and the improved ROI they are seeking in this difficult economic environment. We will continue to enhance and expand the BPI toolkit, which includes best practice process flows and application-specific configuration guides, in 2003.

  Accelerated growth of our Hackett offerings with new and renewable services. We have expanded the Hackett offerings with a new Business Value Index product and renewable business advisory services. We have also developed renewable collaborative learning products that allow executives to share insights and learn from their peers in a confidential environment. Our Business Value Index offering helps companies identify and quantify opportunities for operational improvements in functional areas and efficiently measure and track the degree of improvement against specific internal and peer performance targets over multi-year periods. We also plan to launch Business Advisory Services targeted at senior executives seeking guidance and proven strategies on operational and strategic issues. Additionally, a new ERP Optimization collaborative learning program will help clients develop strategies to optimize their operating efficiency based on existing investments in enterprise application investments. We are also working on a set of follow-on products that allow clients to utilize implementation support services to efficiently realize the benefits identified in the Hackett performance measurement process. Hackett services allow companies to assess and specifically measure their performance against the highest-performing companies, while Answerthink business process transformation and technology implementation services help companies convert the opportunities identified by Hackett into specific performance gains. Our goal is to establish Answerthink as the leader in business process measurement and related optimization services.
  The creation of a new Business Process Outsourcing Advisory Service. Because of Answerthink’s understanding of how to optimize processes and software configuration with proven best practices, business process outsourcing represents a logical opportunity to expand our client base. The company is seeking a strategic partnership with a leading provider of BPO services. We will continue our pursuit of potential partners, until we identify a partner who recognizes the value of our Hackett knowledge base and BPI tools and how they can benefit their go-to-market efforts.
  Strategic Acquisitions. Answerthink will continue to pursue strategic acquisitions that strengthen our ability to compete. Given our current financial position and distinct value proposition, Answerthink is well positioned to pursue opportunities as they arise.

THE ANSWERTHINK SOLUTION

     Answerthink offers a comprehensive range of services, including performance measurement and research, business transformation, enterprise business applications, technology integration and offshore application maintenance and support. With strategic and functional knowledge in customer service, sales and marketing, finance, human resources, information technology, procurement and supply chain management, our expertise extends across the entire enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, high tech, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

Service Capabilities

  The Hackett Group

       The Hackett Group has measured and evaluated the efficiency and effectiveness of staff functions at nearly 2,000 global organizations since 1991. Hackett’s clients include 97 percent of the Dow Jones Industrials, 83 percent of the Fortune 100, and 86 percent of the Dow Jones Global Titans Index. Ongoing studies are conducted in a wide range of areas, including finance, human resources, information technology, procurement, SG&A and shared service centers. Hackett has nearly 1,200 best practices for approximately 100 processes in these key functional areas.

       Hackett uses proprietary performance measurement tools and a data collection model that enables companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Additionally, Hackett offers subscription-based group learning opportunities and access to an online library of best practices data.

  Business Transformation

       Answerthink’s Business Transformation services help clients develop a coordinated strategy for process improvements across the enterprise. Our expert teams use reliable performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational planning, process and organization design, change management and the effective application of technology. Because Answerthink combines best practices knowledge with our business expertise and broad technology capabilities, our solutions maximize return on client investments in people, processes, technology and information.

  Business Applications

       Our Business Applications professionals help clients choose and deploy the software applications that best meet their needs and objectives. The group offers comprehensive services from strategic planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Our expertise is focused on the following application providers: Lawson, Oracle, PeopleSoft, SAP, Siebel, and several leading time and attendance providers. Furthermore, comprehensive fit-gap analyses of all major packages against Hackett Best Practices have been completed. Proven tools and templates integrate best practices into business applications. The group also offers post-implementation support, change management, system documentation and end-user training, all of which are designed to enhance return on investment.

  Technology Integration

       Based on our extensive best practices knowledge, our Technology Integration group designs, develops and implements IT solutions for more effective Business Process Management (BPM) and increased business intelligence (BI). Our Technology Integration experts know how to apply BPM tools to increase process transparency, improve efficiency in workflow and exception management, and create continuous improvement environments. Similarly, our BI services are designed to increase visibility into current performance, improve access to key financial and operational data, and enhance strategic decision making. The group offers strategy and management services, including operational diagnostics and planning and enterprise architecture. Further, we assist clients in improving business performance by rationalizing IT infrastructures, and selecting the right enabling technologies, such as Web services, portals and BPM software, to complement enterprise systems and facilitate information sharing and process integration inside and outside the enterprise.

  JOINT VENTURE

  Application Maintenance and Support: HCL-Answerthink

       Through a joint venture with HCL Technologies, Answerthink provides offshore custom application development and maintenance services. HCL-Answerthink brings together the skills and experience of one of India’s top IT services and product engineering firms with the world-class business process and best practices knowledge of Answerthink. The joint venture offers outsourcing diagnostics, post-implementation support for enterprise systems, legacy system and custom application maintenance, custom development and application reporting services.

  CLIENTS

       Answerthink focuses on long-term client relationships with Global 2000 firms and other sophisticated buyers of business consulting and IT services. During 2002, our ten most significant clients accounted for approximately 57% of revenues. Two clients, Waste Management and Exelon, each had revenues greater than 10% of total revenues.

       The continuing high level of satisfaction across our client base offers more evidence of our success in 2002. The responses to the surveys we send to clients continue to be extremely positive. During 2002, we received surveys from a significant number of our engagements with a weighted average score of 4.5 on a 5.0 scale. The direct feedback and suggestions we receive on surveys are captured and used to continuously improve our delivery execution, sales processes, methodologies and training.

  BUSINESS DEVELOPMENT AND MARKETING

       Our extensive client base and relationships with Global 2000 firms remains our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing the multiple facets of business development. The categories below define our business development resources and market segmentation. Expanding awareness of our brand by leveraging the unique value proposition we have created around BPI is our main goal for 2003. Our BPI message will be the hallmark of our marketing and communications programs this year as we drive both an understanding of and demand for this approach. Similarly, we have increased our Hackett sales resources and established compensation programs that reward the linkage between sales of Hackett services and Answerthink implementation solutions.

  BUSINESS DEVELOPMENT RESOURCES

       Although virtually all of our consultants have a responsibility to impact revenue, our primary internal business development resources are comprised of the following:

    The Leadership Team
    The Sales Organization
    The Solution Strategist Network
    Telemarketing
    The Delivery Organization

    The Leadership Team is comprised of the senior leaders within Answerthink who have a combination of executive, functional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing business by fostering executive level relationships within accounts and leveraging their existing contacts in the marketplace.

    The Sales Organization is comprised of associates who are 100% dedicated to increasing revenue. They are deployed geographically in key markets and are primarily focused on developing new account relationships within their target accounts (described below). Each sales associate has between two and 10 target accounts split between existing clients and select Global 2000 prospects. They represent the entire Answerthink offering. They also handle geographic-related opportunities as they arise.

    The Solution Strategist Network is comprised of associates throughout our various practices who are primarily dedicated to developing business. Solution strategists possess deep subject matter expertise within a specific discipline and receive incentive compensation on the amount of revenue they generate. Solution strategists sell new business in geographic accounts and collaborate with the sales organization on target account opportunities to provide content expertise.

    Telemarketing. Answerthink has trained groups of telemarketers to be conversant with its various solution areas. Telemarketing is coordinated to ensure that our inbound and outbound efforts are synchronized.

    The Delivery Organization is comprised of our billable associates who work at client locations. Their job is to find additional opportunities through their normal course of delivering existing projects, thereby helping the company expand our business within existing accounts.

       In addition to our business development team, we have a corporate marketing and communications organization responsible for overseeing Answerthink’s marketing programs, public relations and employee communications activities. Our Business Process Intelligence approach will form the main thrust of our market message in 2003. It will continue to be our defining voice and differentiating point of view in the marketplace. During 2002, we formally launched the BPI message to clients and industry analysts through a variety of communications initiatives, including collateral, white papers, a series of executive breakfasts and Web casts.

  MARKET SEGMENTATION

       We have segmented our market focus into the following categories:

    Top 25 Accounts
    Target Accounts
    Geographic Focus Accounts

    Top 25 Accounts are a mix of our largest existing clients and our most strategic prospects. To facilitate proper account management, each top 25 account has a leadership team member assigned to perform the role of client executive, an associate from the sales, solution strategist or delivery organizations to perform the role of account manager, and an associate from the delivery organizations to perform the role of delivery leader.

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

    Geographic Focus Accounts are accounts within a specified geography that fall neither within the top 25 or target account lists. These accounts can include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts. This account set is handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

  MANAGEMENT SYSTEMS

       Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We continuously work to improve Mind~Share, as well as our infrastructure and management control systems, which we believe represents a competitive advantage for us. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all of our consultants worldwide on a real-time basis. Our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate the new employees and systems of businesses we have acquired.

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

       We believe that Answerthink’s central values are the strongest expression of our working style. They represent the behavior we want to encourage and the people we want to develop. They are what, at our core, we really stand for. These central values are:

    Diversity: of backgrounds, skills and experiences
    Knowledge: as individuals and a system of individuals
    Collaboration: with one another, with our partners and with our clients

       Answerthink’s working style is how those values get translated in daily life, how clients experience working with the Answerthink individuals and how we deliver on our promises. Our work style is:

    Insightful: the problems our clients face are complex; therefore we have to be imaginative and innovative
    Thorough: we deliver rigorous, thorough solutions because that is what our clients expect
    Committed: we are utterly and absolutely committed to delivering the right solutions and avoiding the tempting compromises sometimes offered by deadlines, budgets or politics
    Passionate: passion drives business success, our clients’ success and, therefore, ours

       Our HR staff includes dedicated resources to recruit consultants with both business and technology expertise. Our recruiting team drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. We also have an employee referral program, which rewards existing employees who source new hires.

       Training and development are keys to our success—and therefore, our clients’ successes. That is why we provide a thorough orientation and training curriculum for employees at every level. New hires complete “OnBoarding” training to gain a complete picture of Answerthink, our mission, core objectives and values, as well as our organization, clients and structure. Key executives regularly attend these sessions. In addition, we train our consultants via Answerthink University in specific skill sets, such as business strategy, technology and project management, that best complement our multidisciplinary teams. To fully leverage our “front-line” experiences and support our culture, we often use our own people as trainers. Many of our practices maintain technology and development labs, so our implementation specialists can stay current on the latest software releases from leading vendors. Much of the ongoing development of our consultants comes from their work on client engagements involving new business models and technology, which is then captured in Mind~Share and made available for training other consultants.

       The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs, a 401(k) program including a company match, stock options and a stock purchase program. Our associates are paid competitive salaries and cash bonuses based upon market conditions and our performance.

       As of January 3, 2003, we had approximately 750 associates, approximately 80% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

  COMMUNITY INVOLVEMENT

       One important way we put our values into action is through our commitment to the communities where we work. The mission of Answerthink’s Community Council, which operates in each of the cities where we have offices, is to leave the markets, communities and clients we serve better than we found them. We do it by building a strong sense of community, collaboration and personal interaction among all of our associates, through both volunteer and service programs and social gatherings. Not only do the Community Council’s efforts make our towns and cities better places to live and do business, but they also make Answerthink a better place to work. Answerthink’s associates are actively involved in many valuable and high-impact community programs, including United Way, Ronald McDonald House, Big Brothers & Sisters, Race for the Cure, Make-A-Wish Foundation, Habitat for Humanity, the National Adoption Center, the National Heart Association and Special Olympics.

  AVAILABLE INFORMATION

       We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site http://www.answerthink.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Any material that we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

  RISK FACTORS

       The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or printed elsewhere by management from time to time.

  Our quarterly operating results may vary.

       Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

    the number, size, timing and scope of client engagements;
    customer concentration;
    long and unpredictable sales cycles;
    contract terms of client engagements;
    degrees of completion of client engagements;
    client engagement delays or cancellations;
    competition for and utilization of employees;
    how well we estimate the resources we need to complete client engagements;
    the integration of acquired businesses;
    pricing changes in the industry;
    economic conditions specific to information technology consulting; and
    general economic conditions.

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

       We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2002, our ten largest clients accounted for approximately 57% of our revenues in the aggregate, with two clients each accounting for more than 10% of revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

  We have risks associated with potential acquisitions or investments.

       Since we were founded, we have significantly expanded through acquisitions. In the future, we plan to pursue additional acquisitions. We will do this to:

    recruit well-trained, high-quality professionals;
    expand our service offerings;

    gain additional industry expertise;
    broaden our client base; and
    expand our geographic presence.

       We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

    diversion of management’s attention;
    failure to retain key personnel;
    failure to retain existing clients;
    unanticipated events or circumstances;
    legal liabilities; and
    amortization of acquired intangible assets.

       We cannot assure you that client satisfaction or performance problems at a single acquired firm will not have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our recent or future acquired businesses will generate anticipated revenues or earnings.

  We may be unable to achieve anticipated benefits from acquisitions and joint ventures.

       The anticipated benefits from our acquisitions may not be achieved. For example, when we acquire a company or certain assets of a company, we cannot be certain that customers acquired in the transaction will continue to do business with us or that employees of the acquired operations will continue their employment or become well integrated into our operations. The identification, consummation and integration of acquisitions and joint ventures require substantial attention from management. The diversion of this attention from management, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

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

       Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with 30 days notice and without penalty. As a result, if we lose a major client or large client engagement, our revenues will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel or significantly reduce the scope of a large client engagement, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large account receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

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

        The market price of our common stock could fluctuate substantially due to:

    future announcements concerning us or our competitors;
    quarterly fluctuations in operating results;
    announcements of acquisitions or technological innovations; or
    changes in earnings estimates or recommendations by analysts.

       In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock’s market price may impact our ability to finance our operations and retain personnel.

  ITEM 2. PROPERTIES

       Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 16,036 square feet and expires June 30, 2003. We also have offices in Atlanta, Boston, Chicago, Cleveland, Frankfurt, New York, Philadelphia, London and Iselin, New Jersey. We believe that we will be able to obtain suitable space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

  ITEM 3. LEGAL PROCEEDINGS

       Between November, 2002 and January, 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint is due to be filed on April 18, 2003. We intend to file a motion seeking the dismissal of the Consolidated Amended Complaint. Based on the status of these actions it is not possible to determine the range of loss to us, if any. We believe that the plaintiffs’ claims are without merit and intend to defend the lawsuits vigorously.

       Between September and October 1998, seven purported class action suits were filed against THINK New Ideas, Inc. (“THINK New Ideas”) and certain of its then current and former officers and directors alleging violations of the Securities Exchange Act of 1934. All seven of these lawsuits were consolidated by order of the court. This lawsuit became our responsibility upon the merger of Answerthink and THINK New Ideas. On April 18, 2002, the parties reached an agreement in principle to settle this action. The Court approved the settlement in September 2002 in all respects and dismissed the complaint with prejudice. The time for appeal has expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.

       We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of 2002.

  PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Our common stock has been traded on the Nasdaq National Market since our initial public offering on May 28, 1998 under the Nasdaq symbol “ANSR”. The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

	High	Low

2002
Fourth Quarter	$3.29	$1.43
Third Quarter	$3.91	$1.52
Second Quarter	$7.30	$3.60
First Quarter	$8.34	$4.65

2001
Fourth Quarter	$6.80	$3.15
Third Quarter	$9.81	$3.50
Second Quarter	$9.99	$3.50
First Quarter	$9.06	$3.25

       The closing sale price for the common stock on March 14, 2003 was $2.43.

       As of March 14, 2003, there were approximately 386 holders of record of our common stock and 46,415,527 shares of common stock outstanding.

  Company Dividend Policy

       We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended January 3, 2003, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000	December 31, 1999	January 1, 1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$156,357	$220,966	$260,892	$202,318	$118,155
Reimbursements	20,490	29,377	35,811	29,255	14,648

Total revenues	176,847	250,343	296,703	231,573	132,803
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before
reimbursable expenses	104,981	132,843	147,040	118,844	71,890
Reimbursable expenses	20,490	29,377	35,811	29,255	14,648

Total project personnel and expenses	125,471	162,220	182,851	148,099	86,538
Selling, general and administrative expenses	53,416	77,087	92,321	57,297	38,516
Impairment of goodwill	20,000	—	—	—	—
Restructuring costs	10,886	5,619	3,268	—	—
Stock compensation expense	—	4,855	853	960	40,843

Total costs and operating expenses	209,773	249,781	279,293	206,356	165,897

Income (loss) from operations	(32,926)	562	17,410	25,217	(33,094)
Other income (expense):
Litigation settlement	—	—	1,850	—	2,500
Non-cash investment losses	—	—	(2,350)	—	—
Interest income (expense), net	570	843	589	(26)	(739)

Income (loss) before income taxes, loss from
discontinued operations, extraordinary loss and
cumulative effect of change in accounting principle	(32,356)	1,405	17,499	25,191	(31,333)
Income taxes	(3,508)	1,807	8,571	11,431	1,719

Income (loss) from continuing operations	(28,848)	(402)	8,928	13,760	(33,052)
Loss from discontinued operations, net of
income taxes	(8,911)	(8,117)	(1,027)	(10,513)	(28,362)

Income (loss) before extraordinary loss and
cumulative effect of change in accounting principle	(37,759)	(8,519)	7,901	3,247	(61,414)
Extraordinary loss on early extinguishment of debt,
net of taxes	—	—	—	(2,113)	—
Cumulative effect of change in accounting principle	(31,200)	—	—	—	—

Net income (loss)	$(68,959)	$(8,519)	$7,901	$1,134	$(61,414)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(0.01)	$0.22	$0.39	$(1.33)
Loss from discontinued operations, net of
income taxes	$(0.19)	$(0.18)	$(0.02)	$(0.30)	$(1.14)
Extraordinary loss on early extinguishment
of debt	$—	$—	$—	$(0.06)	$—
Cumulative effect of change in accounting
principle	$(0.68)	$—	$—	$—	$—
Net income (loss) per common share	$(1.49)	$(0.19)	$0.20	$0.03	$(2.47)
Weighted average common shares outstanding	46,348	43,999	40,262	34,953	24,844
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(0.01)	$0.20	$0.32	$(1.33)
Loss from discontinued operations, net of
income taxes	$(0.19)	$(0.18)	$(0.02)	$(0.24)	$(1.14)
Extraordinary loss on early extinguishment
of debt	$—	$—	$—	$(0.05)	$—
Cumulative effect of change in accounting
principle	$(0.68)	$—	$—	$—	$—
Net income (loss) per common share	$(1.49)	$(0.19)	$0.18	$0.03	$(2.47)
Weighted average common shares and common
share equivalents	46,348	43,999	45,137	43,098	24,844

	January 3, 2003	December 28, 2001	December 29, 2000	December 31, 1999	January 1, 1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,419	$59,888	$51,662	$27,124	$36,931
Working capital	$74,537	$81,313	$74,787	$55,166	$49,711
Total assets	$145,361	$211,919	$228,676	$200,713	$153,394
Shareholders’ equity	$113,047	$177,701	$172,054	$140,270	$100,789

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

       Answerthink is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, with its world-renowned repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients significantly improve performance and optimize returns on technology investments. Answerthink’s capabilities include performance measurement services, business transformation, business applications, technology integration, and offshore application maintenance and support. Answerthink was formed on April 23, 1997. Since our formation, we have grown through internal expansion as well as through mergers and acquisitions. Our consolidated financial statements may lack comparability from period to period because of acquisitions we made for which we used the purchase method of accounting.

  Critical Accounting Policies

       In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgements that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

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

       The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, are typically terminable by the client upon 30 days’ notice. Upon early termination of an engagement, the client is required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, provisions in some of the agreements we have with our clients limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

    Goodwill

       We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. We have made determinations as to what our reporting units are and what amounts of goodwill and intangible assets should be allocated to those reporting units.

       In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

    Restructuring Costs

       During 2002, 2001 and 2000, we recorded charges in connection with our restructuring actions. The related reserves reflect judgements and estimates of our ultimate costs for severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to relet space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. Such charges have been recorded under Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and Securities and Exchange Commission Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges. If these estimates change in the future or actual results are different than our estimates, we may be required to record additional charges in the future.

    Income Taxes

       We record income taxes using the liability method. Under this method, we record deferred taxes based on temporary taxable and deductible differences between the tax bases of our assets and liabilities and our financial reporting bases. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Litigation and Contingencies

       Litigation and contingencies are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome from such litigation. If the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

  Results of Operations

       Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2002, 2001 and 2000 ended on January 3, 2003, December 28, 2001 and December 29, 2000, respectively. Our fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

       The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

	Year Ended

	January 3, 2003		December 28, 2001		December 29, 2000

	(in thousands, except percentage data)
Revenues:
Revenues before reimbursements	$156,357	88.4%	$220,966	88.3%	$260,892	87.9%
Reimbursements	20,490	11.6%	29,377	11.7%	35,811	12.1%

Total revenues	176,847	100.0%	250,343	100.0%	296,703	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before
reimbursable expenses	104,981	59.4%	132,843	53.1%	147,040	49.5%
Reimbursable expenses	20,490	11.6%	29,377	11.7%	35,811	12.1%

Total project personnel and expenses	125,471	71.0%	162,220	64.8%	182,851	61.6%
Selling, general and administrative expenses	53,416	30.2%	77,087	30.8%	92,321	31.1%
Impairment of goodwill	20,000	11.3%	—	—	—	—
Restructuring costs	10,886	6.2%	5,619	2.2%	3,268	1.1%
Stock compensation expense	—	—	4,855	2.0%	853	0.3%

Total costs and operating expenses	209,773	118.7%	249,781	99.8%	279,293	94.1%

Income (loss) from operations	(32,926)	(18.7%)	562	0.2%	17,410	5.9%
Other income (expense):
Litigation settlement	—	—	—	—	1,850	0.6%
Non-cash investment losses	—	—	—	—	(2,350)	(0.8%)
Interest income (expense), net	570	0.4%	843	0.3%	589	0.2%

Income (loss) before income taxes, loss from
discontinued operations and cumulative
effect of change in accounting principle	(32,356)	(18.3%)	1,405	0.5%	17,499	5.9%
Income taxes	(3,508)	(2.0%)	1,807	0.7%	8,571	2.9%

Income (loss) from continuing operations	(28,848)	(16.3%)	(402)	(0.2%)	8,928	3.0%
Loss from discontinued operations, net of
income taxes	(8,911)	(5.1%)	(8,117)	(3.2%)	(1,027)	(0.3%)

Income (loss) before cumulative effect of
change in accounting principle	(37,759)	(21.4%)	(8,519)	(3.4%)	7,901	2.7%
Cumulative effect of change in accounting
principle	(31,200)	(17.6%)	—	—	—	—

Net income (loss)	$(68,959)	(39.0%)	$(8,519)	(3.4%)	$7,901	2.7%

  Comparison of 2002 to 2001

       Overview. We reported a net loss of $69.0 million in 2002 compared to a net loss of $8.5 million in 2001. Our $69.0 million net loss during 2002 included a $31.2 million cumulative effect of change in accounting principle as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, a non-cash goodwill impairment charge of $20.0 million, restructuring costs of $10.9 million and a loss from discontinued operations of $8.9 million related to our interactive marketing business. Our $8.5 million net loss during 2001 included a loss from discontinued operations of $8.1 million, restructuring costs of $5.6 million and $4.9 million of non-cash compensation expense. The compensation expense was primarily related to the granting of “in-the-money” stock options to participants in our Employee Stock Purchase Plan in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. Our losses in 2002 and 2001 were attributable to the items mentioned above. The decrease in revenues in 2002 resulted from a decline in information technology spending by our customers and potential customers in reaction to the overall slowdown in the economy during 2002.

       Revenues. Revenues decreased 29.4% to $176.8 million in 2002 from $250.3 million in 2001. The decrease in revenues was primarily attributable to a decrease in the number of customers and the average size of our projects resulting from the decreased demand for information technology services due to weak economic conditions. In fiscal year 2002, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for 36% of total revenues. In fiscal year 2001, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 39% of total revenues.

       Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses decreased 22.7% to $125.5 million in 2002 from $162.2 million in 2001. The decrease in project personnel and expenses was primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 620 as of January 3, 2003 compared to 887 as of December 28, 2001. Project personnel and expenses as a percentage of revenues increased to 71.0% in 2002 from 64.8% in 2001. This increase in project personnel costs and expenses as a percentage of revenues was primarily the result of lower per hour billing rates charged to customers and a higher average cost per consultant attributable to a greater percentage of senior associates working on projects during 2002 compared to 2001.

       Selling, General and Administrative. Selling, general and administrative expenses decreased 30.7% to $53.4 million in 2002 from $77.1 million in 2001. The decrease in selling, general and administrative expenses were primarily due to our continued cost control initiatives, reduced discretionary spending and the adoption of SFAS No. 142, which eliminated amortization expense of goodwill in 2002. Goodwill amortization for the year 2001 was $3.9 million. In addition to the change in goodwill amortization, we reduced functional support headcount, incurred lower recruiting, selling and bad debt expenses, and reduced property and facility expenses as a result of a decrease in the number of offices from 14 at the end of 2001 to 12 at the end of 2002. Sales and functional support headcount was 133 as of January 3, 2003 compared to 168 as of December 28, 2001. Selling, general and administrative expenses as a percentage of revenues were comparable between 2002 and 2001 at 30.2% and 30.8%, respectively.

       Impairment of Goodwill and Cumulative Effect of Change in Accounting Principle. We adopted SFAS No. 142 during the first quarter of 2002. The new accounting rule eliminated the amortization of goodwill and changed the method of determining whether there is a goodwill impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional impairment charge of $31.2 million in the first quarter of 2002 due to the cumulative effect of a change in accounting principle. This charge related to the Technology Integration reporting unit. The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. We performed an impairment test primarily as a result of the decline in our stock price and that of our peer group during the third quarter of 2002 and recorded a non-cash impairment charge of $20.0 million related to the Technology Integration reporting unit.

       Restructuring Costs. Restructuring costs were $10.9 million and $5.6 million in 2002 and 2001, respectively. In 2002, costs consisted of $1.5 million for reduction in consultants and functional support personnel and $9.4 million for closure and consolidation of facilities and related exit costs, including a $5.0 million write-off of leasehold improvements and other assets. The 2002 restructuring plan involved the involuntary termination of approximately 100 employees. The 2001 costs consisted of $3.7 million for reduction in consultants and functional support personnel and $1.9 million for closure and consolidation of facilities and related exit costs. The 2001 restructuring plan involved the involuntary termination of approximately 200 employees. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. We took steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

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

       Income Taxes. We recorded an income tax benefit of $3.5 million in 2002, which represented 10.8% of our 2002 loss before discontinued operations and cumulative effect of change in accounting principle. In 2001, we recorded income tax expense of $1.8 million, which represented 128.6% of our 2001 pre-tax income from continuing operations. The low effective tax rate for 2002 was primarily due to the $20.0 million charge for the impairment of goodwill which was not deductible for tax purposes and to the establishment of a valuation allowance on our net deferred tax assets that existed at the end of the year.

       In 2002, we discontinued our interactive marketing business which we acquired with THINK New Ideas. The discontinuance of THINK New Ideas will generate an approximate $75.0 million worthless stock deduction for our investment in THINK New Ideas in our 2002 tax return. Although we believe that our tax position is sustainable there is no assurance that the Internal Revenue Service will not challenge our conclusion.

       At the end of 2002, we had a net operating loss carryforward available for tax purposes of $68.0 million, which we will use in future years to offset future taxable income.

       The high effective tax rate for 2001 was the result of the impact of permanent differences on a very low level of pretax income. Our effective tax rate may vary from period to period based on changes in our estimated annual taxable income or loss.

       Loss from Discontinued Operations. Results for 2002 included a net loss of $8.9 million from the discontinued operations of our interactive marketing business. The operating results of the interactive marketing business have been reported as discontinued operations and results for prior periods have been restated. For the years ended January 3, 2003 and December 28, 2001 the losses from discontinued operations were $8.9 million and $8.1 million, respectively, and included restructuring costs of $3.4 million and $2.9 million, respectively, for reduction in consultants and for closure and consolidation of facilities and related exit costs. For the years ended January 3, 2003 and December 28, 2001, total revenues for discontinued operations were $7.2 million and $28.9 million, respectively.

  Comparison of 2001 to 2000

       Overview. We reported a net loss of $8.5 million in 2001 compared to net income of $7.9 million in 2000. Our $8.5 million net loss during 2001 was primarily attributable to a loss from discontinued operations of $8.1 million related to the discontinued operations of our interactive marketing business, restructuring costs of $5.6 million related to restructuring costs associated with personnel and facilities reductions and $4.9 million of non-cash compensation expense. The compensation expense was primarily related to the granting of “in-the-money” stock options to participants in our Employee Stock Purchase Plan in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. In 2000, we incurred non-recurring items of $9.9 million related to reserves for dotcom related receivables, $3.3 million of restructuring costs associated with personnel and facilities reductions, $2.4 million for non-cash investment losses, a $1.0 million loss from discontinued operations and $1.9 million of income from a litigation settlement. Our loss in 2001 was attributable to the items mentioned above as well as the decrease in revenues resulting from a decline in information technology spending by our customers and potential customers in reaction to the overall slowdown in the economy during 2001.

       Revenues. Revenues decreased 15.6% to $250.3 million in 2001 from $296.7 million in 2000. The decrease in revenues was primarily attributable to a decrease in the number of customers and the average size of our projects resulting from reduced demand for information technology services. In 2001, three customers each had revenues greater than 5% of total net revenues, which, in the aggregate, accounted for approximately 39% of total revenues. In 2000, one customer accounted for approximately 13% of revenues.

       Project Personnel and Expenses. Project personnel costs and expenses consist primarily of salaries, benefits and bonuses for consultants. Project personnel costs and expenses decreased 11.3% to $162.2 million in 2001 from $182.9 million in 2000. The decrease in project personnel and expenses was the result of a decrease in the number of consultants, partially offset by an increase in average salaries. Consultant headcount was 887 as of December 28, 2001 compared to 1,074 as of December 29, 2000. Project personnel and expenses as a percentage of revenues increased to 64.8% in 2001 from 61.6% in 2000. This increase in project personnel costs and expenses as a percentage of revenues was due to lower consultant utilization, partially offset by higher billing rates.

       Selling, General and Administrative. Selling, general and administrative expenses decreased 16.5% to $77.1 million in 2001 from $92.3 million in 2000. The decrease in selling, general and administrative expenses was primarily a result of a decrease in bad debt expense, lower salary and benefit expenses associated with a decrease in functional support associates, lower recruiting and training costs resulting from a decrease in the number of consultants and reduced marketing costs. Sales and functional support headcount was 168 as of December 28, 2001 compared to 270 as of December 29, 2000. Selling, general and administrative expenses as a percentage of net revenues were comparable between 2001 and 2000 at 30.8% and 31.1%, respectively.

       Restructuring Costs. Restructuring costs were $5.6 million and $3.3 million in 2001 and 2000, respectively. In 2001, costs consisted of $3.7 million for reduction in consultants and functional support personnel and $1.9 million for closure and consolidation of facilities and related exit costs. The 2000 costs related to the reduction in consultants and functional support personnel and closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services in the latter portion of 2000 and throughout 2001. We took steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

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

       Litigation Settlement. In June 2000, pursuant to a confidential settlement agreement, we settled litigation in which we were the plaintiff. We recorded a gain of $1.9 million as a result of this settlement.

       Non-Cash Investment Losses. In the fourth quarter of 2000, we recorded non-cash investment losses of $2.4 million related to the full impairment of all of our dotcom related investments.

       Income Taxes. We recorded an income tax expense from continuing operations of $1.8 million in 2001, which represented 128.6% of our 2001 pre-tax loss from continuing operations. In 2000, we recorded income tax expense of $8.6 million, which represented 49.0% of our 2000 pre-tax income from continuing operations. The high effective tax rate for 2001 was the result of the impact of permanent differences on a very low level of pretax income.

       Loss from Discontinued Operations. For the years ended December 28, 2001 and December 29, 2000, loss from discontinued operations for the interactive marketing business were $8.1 million and $1.0 million, respectively, while total revenues were $28.9 million and $53.9 million, respectively. Included in the loss from discontinued operations for fiscal years 2001 and 2000 were restructuring costs of $2.9 million and $432,000, respectively, for reduction in consultants and for closure and consolidation of facilities and related exit costs.

  Liquidity and Capital Resources

       We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At January 3, 2003, we had $63.4 million of cash and cash equivalents compared to $59.9 million at December 28, 2001.

       In August 2002, we cancelled our $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002 and 2001, we had no borrowings outstanding under the facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. We have deposited $2.9 million with a financial institution as collateral for these letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at January 3, 2003.

       There were no material capital commitments at January 3, 2003. The following summarizes our lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at January 3, 2003 (in thousands):

2003	$7,194
2004	6,166
2005	5,017
2006	4,941
2007	4,581
Thereafter	22,981

50,880
Less: sublease income	15,293

Total minimum lease payments, less sublease income	$35,587

       Net cash provided by operating activities was $7.0 million for 2002 compared to $15.5 million during 2001. During 2002, net cash provided by operating activities was primarily attributable to a $18.9 million decrease in accounts receivable and unbilled revenue. This was partially offset by a $5.4 million increase in prepaid expenses and other assets, a $3.9 million decrease in accrued expenses and other liabilities and our $69.0 million net loss adjusted for non-cash expenses of $67.5 million. Non-cash expenses included the impact of adopting SFAS No. 142, impairment of goodwill, write-off of leasehold improvements, depreciation, deferred taxes and provision for doubtful accounts. During 2001, net cash provided by operating activities was primarily attributable to an $18.0 million decrease in accounts receivable and unbilled revenue and our $8.5 million net loss adjusted for $22.5 million of non-cash expenses which included depreciation and amortization, non-cash compensation expense and provision for doubtful accounts. These effects were partially offset by a $6.3 million decrease in media payable, a $6.0 million decrease in accrued expenses and other liabilities and a $4.8 million decrease in accounts payable. Media payables represent media placement costs owed to media providers on behalf of our customers. Amounts in media payables that have been billed to our customers are included in accounts receivables.

       Net cash used in investing activities was $7.8 million for 2002 compared to $11.7 million used during 2001. The uses of cash for investing activities in 2002 were attributable to $4.0 million of purchases of property and equipment, an increase in restricted cash of $2.9 million and $851,000 used in acquisitions in 2002. The uses of cash for investing activities in 2001 were attributable to $9.5 million of purchases of property and equipment and $2.1 million used in the acquisition of businesses.

       Net cash provided by financing activities was $4.3 million in 2002 compared to $4.4 million during 2001. Cash from financing activities during 2002 and 2001 was from the sale of common stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan, offset by repurchases of common stock of $2.2 million in 2002.

       On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 3, 2003, we had repurchased 1,146,000 shares of our common stock at an average price of $1.93 per share.

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

  Recently Issued Accounting Standards

       In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

       In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees, and have not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into our footnotes to the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item. At January 3, 2003, our exposure to market risk relates primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ANSWERTHINK, INC.

  INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	23

Consolidated Balance Sheets as of January 3, 2003 and December 28, 2001	24

Consolidated Statements of Operations for the Years Ended January 3, 2003, December 28, 2001
and December 29, 2000	25

Consolidated Statements of Shareholders’ Equity for the Years Ended January 3, 2003,
December 28, 2001 and December 29, 2000	26

Consolidated Statements of Cash Flows for the Years Ended January 3, 2003, December 28, 2001
and December 29, 2000	27

Notes to Consolidated Financial Statements	28

Schedule II—Valuation and Qualifying Accounts and Reserves	43

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  To the Board of Directors and
  Shareholders of Answerthink, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at January 3, 2003 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As discussed in Note 1 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in 2002.

  /s/ PricewaterhouseCoopers LLP

  Miami, Florida
  February 11, 2003

  ANSWERTHINK, INC.

  CONSOLIDATED BALANCE SHEETS

  (in thousands, except share data)

	January 3, 2003	December 28, 2001

ASSETS
Current assets:
Cash and cash equivalents	$63,419	$59,888
Restricted cash	2,909
Accounts receivable and unbilled revenue, net of allowance of $3,526 and
$6,810 in 2002 and 2001, respectively	24,159	40,015
Prepaid expenses and other assets	16,364	15,628

Total current assets	106,851	115,531
Property and equipment, net	11,790	18,468
Goodwill, net	26,720	77,920

Total assets	$145,361	$211,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,684	$5,187
Accrued expenses and other liabilities	26,478	27,992
Media payable	152	1,039

Total current liabilities	32,314	34,218
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued
and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued:
47,728,129 shares at January 3, 2003; 45,880,118 shares at
December 28, 2001	48	46
Additional paid-in capital	263,626	257,115
Treasury stock, at cost, 1,146,000 shares at January 3, 2003	(2,208)	—
Accumulated deficit	(148,419)	(79,460)

Total shareholders’ equity	113,047	177,701

Total liabilities and shareholders’ equity	$145,361	$211,919

  The accompanying notes are an integral part of the consolidated financial statements.

  ANSWERTHINK, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS

  (in thousands, except per share data)

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Revenues:
Revenues before reimbursements	$156,357	$220,966	$260,892
Reimbursements	20,490	29,377	35,811

Total revenues	176,847	250,343	296,703

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable
expenses	104,981	132,843	147,040
Reimbursable expenses	20,490	29,377	35,811

Total project personnel and expenses	125,471	162,220	182,851

Selling, general and administrative expenses	53,416	77,087	92,321
Impairment of goodwill	20,000	—	—
Restructuring costs	10,886	5,619	3,268
Stock compensation expense	—	4,855	853

Total costs and operating expenses	209,773	249,781	279,293

Income (loss) from operations	(32,926)	562	17,410
Other income (expense):
Litigation settlement	—	—	1,850
Non-cash investment losses	—	—	(2,350)
Interest income	766	1,008	844
Interest expense	(196)	(165)	(255)

Income (loss) before income taxes, loss from discontinued operations
and cumulative effect of change in accounting principle	(32,356)	1,405	17,499
Income taxes	(3,508)	1,807	8,571

Income (loss) from continuing operations	(28,848)	(402)	8,928
Loss from discontinued operations, net of income taxes	(8,911)	(8,117)	(1,027)

Income (loss) before cumulative effect of change in accounting
principle	(37,759)	(8,519)	7,901
Cumulative effect of change in accounting principle	(31,200)	—	—

Net income (loss)	$(68,959)	$(8,519)	$7,901

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(0.01)	$0.22
Loss from discontinued operations, net of income taxes	$(0.19)	$(0.18)	$(0.02)
Cumulative effect of change in accounting principle	$(0.68)	$—	$—
Net income (loss) per common share	$(1.49)	$(0.19)	$0.20

Weighted average common shares outstanding	46,348	43,999	40,262

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.62)	$(0.01)	$0.20
Loss from discontinued operations, net of income taxes	$(0.19)	$(0.18)	$(0.02)
Cumulative effect of change in accounting principle	$(0.68)	$—	$—
Net income (loss) per common share	$(1.49)	$(0.19)	$0.18

Weighted average common and common equivalent shares
outstanding	46,348	43,999	45,137

  The accompanying notes are an integral part of the consolidated financial statements.

  ANSWERTHINK, INC.

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

  (in thousands)

	Common Stock		Addi- tional Paid-In Capital	Treasury Stock		Unearned Com- pensation	Accu- mulated Deficit	Total Share- holder’s Equity

	Shares	Amount		Shares	Amount

Balance at December 31, 1999	42,732	$43	$219,884	—	$—	$(815)	$(78,842)	$140,270
Issuance of common stock	1,298	1	17,176	—	—	—	—	17,177
Purchase and retirement of stock	(172)	—	(1,883)	—	—	—	—	(1,883)
Issuance of common stock for business acquisitions	377	—	8,122	—	—	—	—	8,122
Amortization of deferred compensation expense	—	—	—	—	—	467	—	467
Net income	—	—	—	—	—	—	7,901	7,901

Balance at December 29, 2000	44,235	$44	$243,299	—	$—	$(348)	$(70,941)	$172,054
Issuance of common stock	890	1	4,366	—	—	—	—	4,367
Issuance of stock options	—	—	4,218	—	—	—	—	4,218
Issuance of common stock for business acquisitions	755	1	5,232	—	—	—	—	5,233
Amortization of deferred compensation expense	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	(8,519)	(8,519)

Balance at December 28, 2001	45,880	$46	$257,115	—	$—	$—	$(79,460)	$177,701
Issuance of common stock	1,848	2	6,511	—	—	—	—	6,513
Treasury stock purchased	—	—	—	(1,146)	(2,208)	—	—	(2,208)
Net loss	—	—	—	—	—	—	(68,959)	(68,959)

Balance at January 3, 2003	47,728	$48	$263,626	(1,146)	$(2,208)	$—	$(148,419)	$113,047

  The accompanying notes are an integral part of the consolidated financial statements.

  ANSWERTHINK, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

  (in thousands)

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Cash flows from operating activities:
Net income (loss)	$(68,959)	$(8,519)	$7,901
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Cumulative effect of change in accounting principle	31,200	—	—
Impairment of goodwill	20,000	—	—
Write-off of leasehold improvements and other assets	5,217	—	—
Depreciation and amortization	5,327	12,531	12,589
Non-cash compensation expense	—	4,855	853
Provision for doubtful accounts	779	5,279	12,982
Deferred income taxes	4,961	(160)	(175)
Investment losses	—	—	2,350
Gain on litigation settlement	—	—	(1,850)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	18,930	17,959	3,509
Decrease (increase) in prepaid expenses and other assets	(5,419)	740	(9,689)
Increase (decrease) in accounts payable	(230)	(4,819)	1,024
Decrease in accrued expenses and other liabilities	(3,889)	(6,044)	(181)
Decrease in media payable	(887)	(6,307)	(9,154)

Net cash provided by operating activities	7,030	15,515	20,159
Cash flows from investing activities:
Purchases of property and equipment	(4,044)	(9,514)	(8,920)
Increase in restricted cash	(2,909)	—	—
Purchases of short-term investments	—	—	(500)
Redemption, sales and maturities of short-term investments	—	—	2,932
Cash used in acquisition of businesses, net of cash acquired	(851)	(2,142)	(4,560)

Net cash used in investing activities	(7,804)	(11,656)	(11,048)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,513	4,367	17,177
Repurchases of common stock	(2,208)	—	—
Repayment of notes payable	—	—	(1,750)

Net cash provided by financing activities	4,305	4,367	15,427

Net increase in cash and cash equivalents	3,531	8,226	24,538
Cash and cash equivalents at beginning of year	59,888	51,662	27,124

Cash and cash equivalents at end of year	$63,419	$59,888	$51,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$92	$100
Cash paid for income taxes	$133	$1,524	$9,673

  The accompanying notes are an integral part of the consolidated financial statements.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1. Nature of Business and Significant Accounting Policies

    Nature of Business

       Answerthink, Inc. (the “Company” or “Answerthink”) is a leading business and technology consulting firm. Answerthink’s capabilities include performance measurement, business transformation, business applications, technology integration, and offshore application maintenance and support.

    Principles of Consolidation

       The consolidated financial statements and information herein include the accounts of Answerthink and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In February 1999, Answerthink merged with triSpan, Inc. (“triSpan”) and in November 1999, Answerthink merged with THINK New Ideas, Inc. (“THINK New Ideas”). The mergers with triSpan and THINK New Ideas were accounted for using the pooling-of-interests method of accounting.

    Fiscal Year

       The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2002, 2001 and 2000 ended on January 3, 2003, December 28, 2001 and December 29, 2000, respectively. Fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

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

    Media Payable

       Media payables represent media placement costs due to media providers on behalf of the Company’s clients. Amounts in media payables that have been billed to the Company’s customers are included in accounts receivables.

    Property and Equipment, Net

       Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets ranging from three to five years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the accounts in the year of disposal and any resulting gains or losses are included in the statement of operations.

       The Company capitalizes the costs of internal-use software in accordance with Statement of Position No. 98-1 (“SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  1. Nature of Business and Significant Accounting Policies (continued)

    Goodwill and Other Intangible Assets

       Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over 15 years. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. The Company evaluates the fair values of its reporting units utilizing various valuation techniques including discounted cash flow analysis. Based on the new method for recording impairment, the Company recognized a transitional impairment loss of $31.2 million as the cumulative effect of a change in accounting principle in the first quarter of 2002. This charge related to the Technology Integration reporting unit.

       The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment test primarily as a result of the decline in stock prices for the Company and its peer group during the quarter ended September 27, 2002 and recorded a non-cash impairment charge of $20.0 million related to the Technology Integration reporting unit.

       Goodwill amortization for the years ended December 28, 2001 and December 29, 2000 was $6.7 million and $6.1 million, respectively. Of these amounts, $2.8 million and $2.3 million for the years ended December 28, 2001 and December 29, 2000, respectively, are included in the loss from discontinued operations in the consolidated statements of operations. The following schedule reconciles net income (loss) and per share amounts for the years ended December 28, 2001 and December 29, 2000, adjusted for SFAS No. 142 (in thousands, except per share data):

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Net income (loss) as reported	$(68,959)	$(8,519)	$7,901
Add back: Goodwill amortization	—	6,657	6,104

Adjusted net income (loss)	$(68,959)	$(1,862)	14,005

Basic net income (loss) per share:
Net income (loss) as reported	$(1.49)	$(0.19)	$0.20
Goodwill amortization	—	0.15	0.15

Adjusted net income (loss) per share	$(1.49)	$(0.04)	$0.35

Diluted net income (loss) per share:
Net income (loss) as reported	$(1.49)	$(0.19)	$0.18
Goodwill amortization	—	0.15	0.13

Adjusted net income (loss) per share	$(1.49)	$(0.04)	$0.31

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

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  1. Nature of Business and Significant Accounting Policies (continued)

    Reimbursable Expenses

  During the first quarter of 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred. In accordance with the provisions of EITF Issue No. 01-14, reimbursements received from customers for out-of-pocket expenses incurred by employees are classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The statements of operations for the years ended December 28, 2001 and December 29, 2000 were reclassified to comply with the guidance in EITF Issue No. 01-14. Adoption of the provisions had no impact on the reported net income (loss) or net income (loss) per share.

    Stock Compensation

       The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB No. 25. In accordance with APB Opinion No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award.

       Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations for the stock option grants are presented in Note 8. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 would have been adjusted to the pro forma amounts indicated as follows (in thousands, expect per share data):

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Net income (loss), as reported	$(68,959)	$(8,519)	$7,901
Total stock-based employee pro forma compensation expense
determined under fair value based method for all awards,
net of related tax benefits	(27,802)	(4,929)	(7,820)
Pro forma net income	$(96,761)	$(13,448)	$81
Basic net income (loss) per common share
As reported	$(1.49)	$(0.19)	$0.20
Pro forma	$(2.09)	$(0.31)	$—
Diluted net income (loss) per common share
As reported	$(1.49)	$(0.19)	$0.18
Pro forma	$(2.09)	$(0.31)	$—

       Included in the pro forma net loss for the year ended January 3, 2003 is $10.6 million of expense related to the reversal of pro forma accumulated deferred tax benefits established in previous years to provide a pro forma valuation allowance on all deferred tax assets.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  1. Nature of Business and Significant Accounting Policies (continued)

    Income Taxes

       The Company records income taxes using the liability method. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company’s assets and liabilities and their financial reporting bases. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    Net Income (Loss) Per Common Share

       Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares. Accordingly, common shares outstanding for the basic net income (loss) per share computation is lower than actual shares issued and outstanding. Included in the common shares outstanding for the basic net income per share computation for the year ended December 29, 2000 were an estimated 1,443,466 shares (based on the share price on December 29, 2000) related to an earn-out that was paid in the Company’s common stock in March 2001 (see Note 2). In March 2001, the Company issued 755,374 shares (based on the average share price on the last three days of February 2001) of the Company’s common stock for the earn-out.

       Net income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended January 3, 2003 and December 28, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares that were not included in the diluted loss per share calculation for the years ending January 3, 2003 and December 28, 2001 included 333,644 and 1,444,392 shares, respectively, of unvested common stock issued under employment agreements and 310,478 and 860,751 shares, respectively, issuable upon the exercise of stock options and warrants assuming the treasury stock method. For the year ended December 29, 2000 potentially dilutive securities included 3,681,880 shares of unvested common stock issued under employment agreements and 1,193,050 shares issuable upon the exercise of stock options and warrants assuming the treasury stock method.

    Fair Value of Financial Instruments

       The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities, and media payable. At January 3, 2003 and December 28, 2001, the fair value of these instruments approximated their carrying value.

    Concentration of Credit Risk

       The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal year 2002, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 36% of total revenues. In fiscal year 2001, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 39% of total revenues. In fiscal year 2000, one customer accounted for approximately 13% of revenues.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  1.  Nature of Business and Significant Accounting Policies (continued)

    Management’s Estimates

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

     Segment Reporting

       The Company engages in business activities in one operating segment, which provides technology-enabled business solutions.

     Recent Accounting Pronouncements

       In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees, and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the footnotes.

     Reclassifications

       Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

   2.  Acquisitions and Investing Activities

       During the three year period ended January 3, 2003, the Company acquired three businesses providing information technology services (collectively, the “Acquired Entities”) in separate transactions. Two were completed in 2002 and one was completed in 2001. Aggregate consideration for the Acquired Entities was $3.0 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. During 2000, the Company recorded a liability of $5.2 million for an earned contingent consideration paid in the Company’s common stock in March 2001, when the Company issued 755,374 shares of the Company’s common stock for the earned contingent consideration.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  2.  Acquisitions and Investing Activities (continued)

       The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2002	2001	2000

Fair value of net assets (excluding cash) acquired	$851	$150	$(250)
Goodwill	—	1,992	18,165
Common stock issued	—	(5,233)	(8,122)
Accrued earn-out	—	5,233	(5,233)

Cash used in acquisitions of businesses, net of cash acquired	$851	$2,142	$4,560

       These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired and any contingent consideration has been recorded as goodwill and/or intangible assets. The pro forma impact of the acquisitions completed in 2002 and 2001 was not significant to the results of the Company’s consolidated operations for the years ended January 3, 2003 and December 28, 2001.

  3.  Property and Equipment

       Property and equipment consists of the following (in thousands):

	January 3, 2003	December 28, 2001

Equipment	$12,320	$11,360
Furniture and fixtures	738	1,535
Software	6,114	5,946
Leasehold improvements	5,057	10,956

	24,229	29,797
Less accumulated depreciation	(12,439)	(11,329)

	$11,790	$18,468

       During fiscal year 2002, write-offs of $5.0 million for leasehold improvements and other assets were recorded as part of restructuring costs.

       Depreciation expense for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 was $5.1 million, $5.5 million and $5.5 million, respectively. Of these amounts, $1.0 million, $2.0 million and $1.8 million for the years ended January 3, 2003, December 28, 2001 and December 29, 2000, respectively, are included in the loss from discontinued operations in the consolidated statements of operations.

  4.  Accrued Expenses and Other Liabilities

       Accrued expenses and other liabilities consists of the following (in thousands):

	January 3, 2003	December 28, 2001

Accrued compensation and benefits	$5,521	$7,023
Accrued restructuring related expenses	9,616	5,677
Deferred revenue	6,453	8,812
Employee stock purchase plan payable	—	1,652
Other accrued expenses	4,888	4,828

	$26,478	$27,992

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  5.  Revolving Credit Facility

        In August 2002, the Company cancelled its $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002 and 2001, there were no borrowings outstanding under the facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. The Company has deposited $2.9 million with a financial institution as collateral for these letters of credit and has classified this cash as restricted on the accompanying consolidated balance sheet at January 3, 2003.

   6.  Lease Commitments

        The Company has operating lease agreements for its premises that expire on various dates through 2015. Rent expense for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 was $4.9 million, $6.5 million and $6.1 million, respectively.

        Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at January 3, 2003 are as follows (in thousands):

2003	$7,194
2004	6,166
2005	5,017
2006	4,941
2007	4,581
Thereafter	22,981

50,880
Less: sublease income	15,293

Total minimum lease payments, less sublease income	$35,587

  7.  Income Taxes

       The components of the tax expense (benefit) for income taxes are as follows (in thousands):

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Current tax expense (benefit)
Federal	$(8,469)	$1,173	$5,788
State	—	514	1,420

	(8,469)	1,687	7,208
Deferred tax expense
Federal	4,961	115	1,099
State	—	5	264

	4,961	120	1,363

Income taxes	$(3,508)	$1,807	$8,571

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  7. Income Taxes (continued)

       A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

U.S. statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	—	24.0	6.2
Loss on investment in subsidiary	(85.2)	—	—
Valuation allowance	87.2	7.4	—
Goodwill amortization	21.6	52.1	4.0
Miscellaneous items, net	0.6	10.1	3.8

Effective rate	(10.8)%	128.6%	49.0%

  The components of the net deferred income tax asset are as follows (in thousands):

	January 3, 2003	December 28, 2001

Deferred income tax assets
Purchased research and development	$1,267	$1,374
Allowance for doubtful accounts	1,234	2,213
Net operating loss and tax credits carryforward	25,538	1,340
Accrued expenses and other liabilities	4,816	2,831

	32,855	7,758
Valuation allowance	(30,101)	(935)

	2,754	6,823
Deferred income tax liabilities
Depreciation and amortization	(1,869)	(1,480)
Other items	(885)	(382)

	(2,754)	(1,862)

Net deferred income tax asset	$—	$4,961

       An income tax receivable of $11.0 million and $4.2 million is included in prepaid expenses and other assets in the consolidated balance sheets as of January 3, 2003 and December 28, 2001, respectively. Current net deferred tax assets of $-0- million and $5.5 million are included in prepaid expenses and other assets in the consolidated balance sheets as of January 3, 2003 and December 28, 2001, respectively. Net deferred tax liabilities of $-0- and $573,000 are included in accrued expenses and other liabilities in the consolidated balance sheets as of January 3, 2003 and December 28, 2001, respectively. At January 3, 2003 and December 28, 2001, the Company had $68.0 million and $4.2 million, respectively, of net operating loss carryforwards available for tax purposes, most of which expire in 2023 if not utilized.

       In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The discontinuance of THINK New Ideas will generate an approximate $75.0 million worthless stock deduction for the Company’s investment in THINK New Ideas in its 2002 tax return. Although the Company believes that its tax position is sustainable there is no assurance that the Internal Revenue Service will not challenge its conclusion.

       At January 3, 2003 and December 28, 2001, the Company had established a valuation allowance of $30.1 million and $935,000, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  8.  Shareholders’ Equity

    Common Stock Subject to Vesting Requirements

       As of January 3, 2003 and December 28, 2001, the Company had shares of outstanding common stock totaling 205,512 and 615,188, respectively, that are subject to certain vesting criteria. Answerthink sold the shares to its employees at nominal purchase prices per share in connection with Answerthink’s formation in 1997. Each employee executed an employment agreement or a stock agreement with the Company providing for, among other things, the manner in which the shares will vest. In general, a certain percentage of shares will begin to vest upon the second anniversary from the purchase date of such shares and will become fully vested either by the fourth or sixth anniversary from the purchase date so long as the holder remains an employee.

    Securities Purchase Agreement

       In March 1999, THINK New Ideas entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Capital Ventures International and Marshall Capital Management, Inc. (the “Purchasers”) whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6 million, 609,799 shares of its common stock at $9.84 per share and warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76. All of these warrants were outstanding as of January 3, 2003.

       At any time prior to March 5, 2000 the Purchasers also had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 for $5.0 million and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94. All of these warrants were outstanding as of January 3, 2003.

    Stock Plans

       Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions, up to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 2,750,000 shares of common stock (increased from 750,000 shares per an amendment to the plan that was approved by the shareholders on May 9, 2001) are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2002, 2001 and 2000, 734,047, 298,210 and 482,196 shares, respectively, were issued.

       In 2001, the Company granted stock options to participants in the Company’s Employee Stock Purchase Plan. These options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $4.2 million in the year ended December 28, 2001 based on the vesting provisions of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. These options fully vested on June 30, 2001, therefore, operating results in future periods will not be impacted by this special grant.

       The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant . The options generally vest ratably over periods ranging from four years to six years with a maximum term of 10 years. The number of shares available for future issuance at January 3, 2003 is 9,838,660 shares.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  8. Shareholders’ Equity (continued)

       On June 27, 2001, the Company filed with the Securities and Exchange Commission a Schedule TO describing a program offering a voluntary stock option exchange for the Company’s employees. The offering period for the stock option exchange ended on August 8, 2001. Under the program, employees holding nonqualified options to purchase the Company’s common stock or incentive stock options to purchase the Company’s common stock with an exercise price of $10.00 per share or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company’s common stock equal in number to 66 2/3% of the number of options tendered and accepted for exchange. The new options were granted on February 9, 2002, which was six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.03, which was the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on February 8, 2002. Options for 4,400,893 shares were tendered on August 8, 2001 in the exchange program. On February 9, 2002, Company granted 2,479,699 shares of the Company’s common stock in exchange for the shares tendered.

       Stock option activity under the Company’s stock option plans is summarized as follows:

	Year Ended

	January 3, 2003		December 28, 2001		December 29, 2000

	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price

Outstanding at beginning
of year	6,812,444	$8.42	9,871,253	$19.84	7,351,535	$16.58
Granted	5,594,518	5.46	5,945,286	4.83	6,312,584	23.08
Exercised	(824,356)	3.47	(742,015)	3.19	(485,520)	7.84
Canceled	(3,318,635)	8.69	(8,262,080)	20.34	(3,307,346)	20.35

Outstanding at end of year	8,263,971	$6.78	6,812,444	$8.42	9,871,253	$19.84

Weighted average fair
value of options granted
during the period	$3.83		$3.43		$16.22

       The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

	Year Ended

	January 3, 2003	December 28, 2001	December 29, 2000

Expected volatility	100%	100%	100%
Average expected option life	4 years	4 years	4 years
Risk-free rate	3.0%	4.5%	5.5%
Dividend yield	0%	0%	0%

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  8. Shareholders’ Equity (continued)

       The following table summarizes information about the Company’s stock options outstanding at January 3, 2003:

		Options Outstanding			Options Exercisable

Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	$1.45–$ 2.74	618,115	8.3	$2.06	123,651	$2.50
	$3.08–$ 3.79	1,051,176	7.0	3.63	532,240	3.63
	$4.66–$ 5.99	2,221,942	8.6	5.43	139,929	5.15
	$6.00–$ 6.86	2,594,445	6.1	6.06	1,663,198	6.05
	$7.08–$ 9.97	815,708	7.1	8.79	436,822	8.86
$1	0.46–$ 14.44	345,091	4.4	11.60	315,935	11.55
$1	6.25–$ 18.50	465,769	6.6	17.08	319,700	17.20
$1	9.25–$ 24.50	66,776	5.4	21.22	50,549	21.03
$2	5.25–$ 34.25	84,949	5.8	31.10	51,938	30.70

		8,263,971	7.1	$6.78	3,633,962	$7.90

Treasury Stock
       On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 3, 2003, the Company had repurchased 1,146,000 shares of its common stock at an average price of $1.93 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

9. Benefit Plan
       The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2002 and 2001, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $656,000 and $736,000 for the years ended January 3, 2003 and December 28, 2001, respectively. The Company made no matching contributions in fiscal year 2000.

10. Restructuring Costs
       Restructuring costs were $10.9 million, $5.6 million and $3.3 million in 2002, 2001 and 2000, respectively. In 2002 and 2001, costs consisted of $1.5 million and $3.7 million, respectively, for reduction in consultants and functional support personnel and $9.4 million and $1.9 million, respectively, for closure and consolidation of facilities and related exit costs. The 2000 costs consisted of $2.1 million for reduction in consultants and functional support personnel and $1.2 million for the closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services in the latter portion of 2000 and throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. The 2002 restructuring plan involved the involuntary termination of approximately 100 employees. The 2001 restructuring plan involved the involuntary termination of approximately 200 employees. The Company has subleased or is attempting to mitigate the lease obligations on the vacated space.

38

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  10. Restructuring Costs (continued)

       The following table sets forth the detail and activity in the restructuring expense accruals during the years ended January 3, 2003, December 28, 2001 and December 29, 2000 (in thousands):

  2000 Restructuring Accrual

	Accrual Balance at December 31, 1999	Additions toAccrual from Continuing Operations	Additions toAccrual from Discontinued Operations	2000 Expenditures	2001 Expenditures	2002 Expenditures	Accrual Balance at January 3, 2003

Severance and other
employee costs	$—	$2,054	$432	$(800)	$(1,686)	$—	$—
Closure and consolidation
of facilities and related
exit costs	—	1,214	—	—	(592)	(622)	—

Total restructuring
accrual	$—	$3,268	$432	$(800)	$(2,278)	$(622)	$—

  2001 Restructuring Accrual

	Accrual Balance at December 29, 2000	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	2001 Expenditures	2002 Expenditures	Accrual Balance at January 3, 2003

Severance and other
employee costs	$—	$3,694	$559	$(3,186)	$(1,064)	$—
Closure and consolidation
of facilities and related
exit costs	—	1,925	2,311	(248)	(1,965)	2,023

Total restructuring accrual	$—	$5,619	$2,870	$(3,434)	$(3,032)	$2,023

  2002 Restructuring Accrual

	Accrual Balance at December 28, 2001	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	Expenditures	Asset Write-offs	Accrual Balance at January 3, 2003

Severance and other
employee costs	$—	$1,528	$616	$(855)	$—	$1,289
Closure and consolidation
of facilities and related
exit costs	—	9,358	2,747	(584)	(5,217)	6,304

Total restructuring accrual	$—	$10,886	$3,363	$(1,439)	$(5,217)	$7,593

  11.  Discontinued Operations

       As a result of a decline in the demand for interactive marketing services during 2002, the Company discontinued the interactive marketing business which was acquired in the merger with THINK New Ideas, Inc. in 1999. In accordance with Financial and Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations and results for prior periods have been restated.

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  11. Discontinued Operations (continued)

       The following table sets forth revenues, pre-tax loss, income tax benefit and loss from discontinued operations for the years ended January 3, 2003, December 28, 2001 and December 29, 2000 (in thousands):

	January 31, 2003	December 28, 2001	December 29, 2000

Revenues	$7,235	$28,942	$53,868
Pre-tax loss from discontinued operations	$8,911	$(10,085)	$(2,659)
Income tax benefit	$—	$(1,968)	$(1,632)
Loss from discontinued operations	$8,911	$(8,117)	$(1,027)

       Included in the loss from discontinued operations for fiscal years 2002, 2001 and 2000 were restructuring costs of $3.4 million, $2.9 million and $432,000, respectively, for reduction in consultants and for closure and consolidation of facilities and related exit costs.

12.	Litigation
       Between November, 2002 and January, 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint is due to be filed on April 18, 2003. The Company intends to file a motion seeking the dismissal of the Consolidated Amended Complaint. Based on the status of these actions it is not possible to determine the range of loss to the Company, if any. The Company believes that the plaintiffs’ claims are without merit and intend to defend the lawsuits vigorously.

       Between September and October 1998, seven purported class action suits were filed against THINK New Ideas, Inc. (“THINK New Ideas”) and certain of its then current and former officers and directors alleging violations of the Securities Exchange Act of 1934. All seven of these lawsuits were consolidated by order of the court. This lawsuit became the Company’s responsibility upon the merger of Answerthink and THINK New Ideas. On April 18, 2002, the parties reached an agreement in principle to settle this action. The Court approved the settlement in September 2002 in all respects and dismissed the complaint with prejudice. The time for appeal has expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.

       In June 2000, pursuant to a confidential settlement agreement, the Company settled litigation in which it was the plaintiff. The Company recorded a gain of $1.85 million as a result of this settlement.

       The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the Company’s financial position or results of operations.

13.	Related Party Transactions
       During 2002, the Company and HCL Technologies Limited, an Indian information technology services and product engineering firm, formed HCL-Answerthink, Inc. to provide offshore custom application development and maintenance services. The Company has a non-controlling equity interest of 50% in this joint venture. For the year ended January 3, 2003, the Company’s net equity loss from the joint venture was $687,000. During 2002, the Company sold services of $233,000 to the joint venture. The Company also incurred costs of $230,000 for consulting services provided by the joint venture to Answerthink. In addition, the Company reduced general and administrative expenses by $856,000 for administrative services billed to the joint venture during 2002. At January 3, 2003, the Company had receivables of $550,000 due from the joint venture and payables of $230,000 due to the joint venture.

40

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  13.   Related Party Transactions (continued)

       During 2000, the Company recognized approximately $16.7 million in sales to related parties in which the Company had non-controlling equity interests or whereby a director of the Company holds equity interests in such clients or is a director of such company. The Company had net receivables due from these entities of approximately $-0- and $788,000, and payables due to these entities of approximately $-0- and $443,000, at January 3, 2003 and December 28, 2001, respectively.

  14.   Quarterly Financial Information (unaudited)

       The following table presents unaudited supplemental quarterly financial information for the years ended January 3, 2003 and December 28, 2001 (in thousands, except per share data):

	Quarter Ended

	March 29, 2002	June 28, 2002	September 27, 2002	January 3, 2003

Total revenues	$49,688	$46,364	$41,418	$39,377
Loss from operations	(192)	(607)	(20,332)	(11,795)
Loss before income taxes, loss from discontinued
operations and cumulative effect of change in
accounting principle	(82)	(481)	(20,220)	(11,573)
Income (loss) from continuing operations	534	544	(19,820)	(10,106)
Loss from discontinued operations, net of income
taxes	(1,457)	(2,082)	(780)	(4,592)
Cumulative effect of change in accounting principle	(31,200)	—	—	—
Net loss	$(32,123)	$(1,538)	$(20,600)	$(14,698)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.42)	$(0.22)
Loss from discontinued operations, net of income
taxes	$(0.03)	$(0.04)	$(0.02)	$(0.10)
Cumulative effect of change in accounting
principle	$(0.68)	$—	$—	$—
Net loss per common share	$(0.70)	$(0.03)	$(0.44)	$(0.32)

	Quarter Ended

	March 30, 2001	June 29, 2001	September 28, 2001	December 28, 2001

Total revenues	$69,988	$64,072	$62,242	54,041
Income (loss) from operations	(631)	950	2,937	(2,694)
Income (loss) before income taxes and loss from
discontinued operations	(285)	1,109	3,105	(2,524)
Income (loss) from continuing operations	82	(317)	(888)	721
Income (loss) from discontinued operations, net of
income taxes	(282)	382	(1,307)	(6,910)
Net income (loss)	$(200)	$65	$(2,195)	$(6,189)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$—	$(0.01)	$(0.02)	$0.01
Income (loss) from discontinued operations, net
of income taxes	$—	$0.01	$(0.03)	$(0.15)
Net income (loss) per common share	$—	$—	$(0.05)	$(0.14)

  ANSWERTHINK, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

  14. Quarterly Financial Information (unaudited) (continued)

       Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

       The results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations and results for prior periods have been restated (see Note 11).

  ANSWERTHINK, INC.

  SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  YEARS ENDED JANUARY 3, 2003, DECEMBER 28, 2001 AND DECEMBER 29, 2000

  (in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at Ending of Year

Year Ended December 29, 2000	$1,510	$12,982	$(3,370)	$11,122

Year Ended December 28, 2001	$11,122	$5,279	$(9,591)	$6,810

Year Ended January 3, 2003	$6,810	$779	$(4,063)	$3,526

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

  PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information responsive to this Item is incorporated herein to the Company’s definitive 2003 proxy statement for the 2003 Annual Meeting of Shareholders.

  ITEM 11.   EXECUTIVE COMPENSATION

       Information responsive to this Item is incorporated herein to the Company’s definitive 2003 proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information responsive to this Item is incorporated herein to the Company’s definitive 2003 proxy statement for the 2003 Annual Meeting of Shareholders.

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to this Item is incorporated herein to the Company’s definitive 2003 proxy statement for the 2003 Annual Meeting of Shareholders.

  ITEM 14.   CONTROL AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

       Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings.

  Changes in Internal Controls

       Subsequent to the date we carried out our evaluation, there have been no significant changes in the our internal controls or other factors that could significantly affect these internal controls.

  Limitations on the Effectiveness of Controls

       Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

       The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as a part of this Form:
1.	Financial Statements
       The Consolidated Financial Statements filed as part of this report are listed and indexed on page 22. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

2.	Financial Statement Schedules.
       Schedule II—Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3.	Exhibits: See Index to Exhibits on page 49.
The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.
(b)	Reports on Form 8-K:
None.
45

  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 31st day of March, 2003.

ANSWERTHINK, INC. By: /s/ Ted A. Fernandez ______________________________________ Ted A. Fernandez Chief Executive Officer and Chairman

       Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman	March 31, 2003
(Principal Executive Officer)
Ted A. Fernandez

/s/ John F. Brennan	Executive Vice President, Finance and Chief	March 31, 2003
Financial Officer (Principal Financial and
John F. Brennan	Accounting Officer)

/s/ Allan R. Frank	President and Director	March 31, 2003

Allan R. Frank

/s/ David N. Dungan	Chief Operating Officer and Director	March 31, 2003

David N. Dungan

/s/ Richard Hamlin	Director	March 31, 2003

Richard Hamlin

/s/ Edwin A. Huston	Director	March 31, 2003

Edwin A. Huston

/s/ Jeffrey E. Keisling	Director	March 31, 2003

Jeffrey E. Keisling

/s/ Alan T. G. Wix	Director	March 31, 2003

Alan T. G. Wix

CERTIFICATIONS
I, Ted A. Fernandez, certify that:
1.	I have reviewed this Annual Report on Form 10-K of Answerthink, Inc. (the “Registrant”);
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ted A. Fernandez

Ted A. Fernandez
Chairman and Chief Financial Officer
Answerthink, Inc.

Date: March 31, 2003

I, John F. Brennan, certify that:
1.	I have reviewed this Annual Report on Form 10-K of Answerthink, Inc. (the “Registrant”);
2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

	(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and
	(c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.	The Registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John F. Brennan

John F. Brennan
Executive Vice President and Chief Financial Officer
Answerthink, Inc.

Date: March 31, 2003

  INDEX TO EXHIBITS

Exhibit
No.		Exhibit Description

3.1	++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended
3.2	++++	Amended and Restated Bylaws of the Registrant, as amended
9.1	+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller
Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the
Registrant parties thereto
9.2	+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3	+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement
9.4	+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller
10.1	+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.2	+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant,
GTCR V, GTCR Associates and Miller Capital
10.3	+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4	+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez,
Frank, Knotts and Miller and certain other shareholders of the Registrant named therein
10.5	+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI
10.6	*+	Registrant’s 1998 Stock Option and Incentive Plan
10.7	*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan
10.8	*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts
10.9	*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan
10.10	*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan
10.11	*+	Form of Employment Agreement entered into between the Registrant and each of Messers.
Fernandez, Frank and Knotts
10.12	+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.13	+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.14	*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the
Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.15	*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the
Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.16	*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.17	*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001
10.18	*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.19	*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.20	*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and
Mr. Brennan
10.21	*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and
Mr. Brennan
10.22	++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures
International and Marshall Capital Management, Inc.
10.23	++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.
21.1	^	Subsidiaries of the Registrant

Exhibit
No.		Exhibit Description

23.1	^	Consent of PricewaterhouseCoopers LLP
99.1	^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The
Sarbanes-Oxley Act of 2002
99.2	^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The
Sarbanes-Oxley Act of 2002

*		Management agreement or compensatory plan or arrangement
^		Exhibits filed herewith.
+		Incorporated herein by reference to the Company’s Registration Statement on Form S-1
(333-48123).
++		Incorporated herein by reference to the Company’s Registration Statement on Form S-8
(333-69951).
+++		Incorporated herein by reference to the Company’s Form 10-K for the year ended
January 1, 1999.
++++		Incorporated herein by reference to the Company’s Form 10-K for the year ended
December 29, 2000.
+++++		Incorporated herein by reference to the Company’s Form 10-K for the year ended
December 28, 2001.
++++++		Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.