Form 10-Q
period 2003-04-04
ANSWERTHINK INC
filed 2003-05-16
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934).  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 2, 2003, there were 45,447,365 shares of common stock outstanding.

Answerthink, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 4, 2003	January 3, 2003
	(unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$58,040	$63,419
Restricted cash	2,914	2,909
Accounts receivable and unbilled revenue, net of allowance of $3,647 and $3,526 in 2003 and 2002, respectively	22,852	24,159
Prepaid expenses and other current assets	12,891	14,678

Total current assets	96,697	105,165
Property and equipment, net	10,936	11,790
Other assets	1,675	1,686
Goodwill, net	26,720	26,720

Total assets	$136,028	$145,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,162	$5,684
Accrued expenses and other liabilities	21,472	26,630

Total current liabilities	25,634	32,314
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 47,728,129 shares at April 4, 2003; 47,728,129 shares at January 3, 2003	48	48
Additional paid-in capital	263,659	263,626
Treasury stock, at cost, 1,858,664 shares at April 4, 2003 and 1,146,000 shares at January 3, 2003	(3,872)	(2,208)
Accumulated deficit	(149,441)	(148,419)

Total shareholders’ equity	110,394	113,047

Total liabilities and shareholders’ equity	$136,028	$145,361

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 4, 2003	March 29, 2002
Revenues:
Revenues before reimbursements	$32,856	$43,445
Reimbursements	3,929	6,243

Total revenues	36,785	49,688
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	21,562	29,226
Reimbursable expenses	3,929	6,243

Total project personnel and expenses	25,491	35,469
Selling, general and administrative expenses	12,540	14,411

Total costs and operating expenses	38,031	49,880

Loss from operations	(1,246)	(192)
Other income (expense):
Interest income	224	156
Interest expense	—	(46)

Loss before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(1,022)	(82)
Income taxes	—	(616)

Income (loss) from continuing operations	(1,022)	534
Loss from discontinued operations	—	(1,457)

Loss before cumulative effect in change in accounting principle	(1,022)	(923)
Cumulative effect of change in accounting principle	—	(31,200)

Net loss	$(1,022)	$(32,123)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.01
Loss from discontinued operations	$—	$(0.03)
Cumulative effect of change in accounting principle	$—	$(0.68)
Net loss per common share	$(0.02)	$(0.70)
Weighted average common shares outstanding	46,296	45,868
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.01
Loss from discontinued operations	$—	$(0.03)
Cumulative effect of change in accounting principle	$—	$(0.66)
Net loss per common share	$(0.02)	$(0.68)
Weighted average common and common equivalent shares outstanding	46,296	47,211

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 4, 2003	March 29, 2002
Cash flows from operating activities:
Net loss	$(1,022)	$(32,123)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	31,200
Depreciation and amortization	1,226	1,342
Provision for doubtful accounts	150	4
Deferred income taxes	—	(616)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	1,157	5,003
Decrease in prepaid expenses and other assets	1,700	995
Increase (decrease) in accounts payable	(1,522)	783
Decrease in accrued expenses and other liabilities	(5,126)	(6,569)

Net cash provided by (used in) operating activities	(3,437)	19
Cash flows from investing activities:
Purchases of property and equipment	(273)	(1,026)
Increase in restricted cash	(5)	—
Cash used in acquisition of business, net of cash acquired	—	(236)

Net cash used in investing activities	(278)	(1,262)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	4,082
Repurchases of common stock	(1,664)	—

Net cash provided by (used in) financing activities	(1,664)	4,082

Net increase (decrease) in cash and cash equivalents	(5,379)	2,839
Cash and cash equivalents at beginning of period	63,419	59,888

Cash and cash equivalents at end of period	$58,040	$62,727

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 3, 2003 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 4, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Pro Forma Impact of Employee Stock Options Plans

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB Opinion No. 25. In accordance with APB Opinion No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Pro Forma Impact of Employee Stock Options Plans (continued)

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the quarters ended April 4, 2003 and March 29, 2002 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended
	April 4, 2003	March 29, 2002
Net loss, as reported	$(1,022)	$(32,123)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax benefits	$(1,927)	$(5,633)
Pro forma net loss	$(2,949)	$(37,756)
Basic net loss per common share:
As reported	$(0.02)	$(0.70)
Pro forma	$(0.06)	$(0.82)
Diluted net loss per common share:
As reported	$(0.02)	$(0.68)
Pro forma	$(0.06)	$(0.80)

3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares.

Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended April 4, 2003, potentially dilutive securities of 181,007 of unvested common stock issued under employment agreements and 137,828 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share for the quarter were the same. For the quarter ended March 29, 2002, potentially dilutive securities included 589,573 shares of unvested common stock issued under employment agreements and 753,403 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reduction in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

The following table sets forth the detail and activity in the restructuring expense accrual during the quarter ended April 4, 2003 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at January 3, 2003	Expenditures	Accrual Balance at April 4, 2003
Closure and consolidation of facilities and related exit costs	$2,023	$(214)	$1,809

2002 Restructuring Accrual

	Accrual Balance at January 3, 2003	Expenditures	Accrual Balance at April 4, 2003
Severance and other employee costs	$1,289	$(1,170)	$119
Closure and consolidation of facilities and related exit costs	6,304	(352)	5,952

Total restructuring accrual	$7,593	$(1,522)	$6,071

5. Discontinued Operations

As a result of a decline in the demand for interactive marketing services, during 2002 the Company discontinued the interactive marketing business which was acquired in the merger with THINK New Ideas, Inc. in 1999. In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations and results for prior periods have been restated.

The following table sets forth revenues, pre-tax loss, income tax benefit and loss from discontinued operations for the quarter ended March 29, 2002 (in thousands):

March 29, 2002
Revenues	$3,129
Pre-tax loss from discontinued operations	(1,457)
Income tax benefit	—
Loss from discontinued operations	$(1,457)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Income Taxes

The Company did not recognize an income tax benefit for the first quarter of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the quarter. The Company’s tax benefit for the first quarter of 2002 was 40% of its pre-tax loss from both continuing and discontinued operations. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in the Company’s consolidated statement of operations for the year ended January 3, 2003. The Company’s effective tax rate may vary from period to period based on changes in its estimated annual taxable income or loss.

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

7. Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. Under the repurchase plan, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of April 4, 2003, the Company had repurchased 1,858,664 shares of its common stock at an average price of $2.08 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

8. Litigation

Between November, 2002 and January, 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. The Company intends to file a motion seeking the dismissal of the Consolidated Amended Complaint. Based on the status of these actions it is not possible to determine the range of loss to the Company, if any. The Company believes that the plaintiffs’ claims are without merit and intends to defend the lawsuits vigorously.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by Answerthink for tax purposes and the possible outcome of pending litigation and our actions in connection with such litigation. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 3, 2003. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, with its world leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients significantly improve performance and maximize returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, technology integration, and offshore application maintenance and support.

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

Accounts Receivable and Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our management makes estimates of the uncollectibility of our accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Restructuring Reserves

Restructuring reserves reflect judgements and estimates of our ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to relet space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. If these estimates change in the future or actual results are different than our estimates, we may be required to record additional charges in the future.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended
	April 4, 2003		March 29, 2002
Revenues:
Revenues before reimbursements	$32,856	89.3%	$43,445	87.4%
Reimbursements	3,929	10.7%	6,243	12.6%

Total revenues	36,785	100.0%	49,688	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	21,562	58.6%	29,226	58.8%
Reimbursable expenses	3,929	10.7%	6,243	12.6%

Total project personnel and expenses	25,491	69.3%	35,469	71.4%
Selling, general and administrative expenses	12,540	34.1%	14,411	29.0%

Total costs and operating expenses	38,031	103.4%	49,880	100.4%

Loss from operations	(1,246)	(3.4%)	(192)	(0.4%)
Other income:
Interest income, net	224	0.6%	110	0.2%

Loss before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(1,022)	(2.8%)	(82)	(0.2%)
Income taxes	—	—	(616)	(1.3%)

Income (loss) from continuing operations	(1,022)	(2.8%)	534	1.1%
Loss from discontinued operations	—	—	(1,457)	(2.9%)

Loss before cumulative effect of change in accounting principle	(1,022)	(2.8%)	(923)	(1.8%)
Cumulative effect of change in accounting principle	—	—	(31,200)	(62.8%)

Net loss	$(1,022)	(2.8%)	$(32,123)	(64.6%)

Revenues. Revenues for the quarter ended April 4, 2003 decreased by $12.9 million or 26% compared to the quarter ended March 29, 2002. The decrease in revenues for the quarter was primarily attributable to lower revenues from one of our largest customers in conjunction with the completion of their project as well as lower demand for information technology services as clients continue to reduce or defer expenditures for consulting services. Reimbursements as a percentage of revenues during the quarters ended April 4, 2003 and March 29, 2002 were 11% and 13%, respectively. During the first quarter of 2003, our ten most significant clients accounted for 51% of revenues versus 62% in the first quarter of 2002.

Project Personnel and Expenses. Project personnel costs and expenses consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $25.5 million in the quarter ended April 4, 2003, a decrease of $10.0 million or 28% compared to the quarter ended March 29, 2002. This decrease was primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 540 as of April 4, 2003 compared to 806 as of March 29, 2002.

Project personnel and expenses as a percentage of revenues decreased slightly to 69% in the quarter ended April 4, 2003 from 71% in the comparable quarter of 2002. This decrease was primarily the result of higher utilization on billable headcount, 68% for the quarter ended April 4, 2003 compared to 58% for the comparable quarter of 2002, partially offset by higher average cost per consultant attributable to a greater percentage of senior resources during the first quarter of 2003 compared to the comparable quarter of 2002 as well as lower average billing rates.

Selling, General and Administrative. Selling, general and administrative expenses decreased 13% to $12.5 million in the quarter ended April 4, 2003 from $14.4 million in the quarter ended March 29, 2002. The overall decrease in selling, general and administrative expenses was primarily due to our continued cost control initiatives and reduced discretionary spending. We reduced functional support headcount, incurred lower selling costs and reduced property and facility expenses as a result of a decrease in the number of offices from 14 at the end of the first quarter of 2002 to 9 at the end of the first quarter of 2003. These reductions in expenses were partially offset by an increase in selling expenses for The Hackett Group related to an increased sales force. Sales and functional support headcount was 138 as of April 4, 2003 compared to 158 as of March 29, 2002. Selling, general and administrative expenses as a percentage of revenues increased to 34% in the quarter ended April 4, 2003 from 29% in the quarter ended March 29, 2002. This increase was partially due to $600,000 of severance costs for sales and functional associates incurred in the first quarter of 2003 and was also attributable to lower revenues in the first quarter of 2003 compared to the first quarter of 2002.

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

Income Taxes. We did not recognize an income tax benefit for the first quarter of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the quarter. Our tax benefit for the first quarter of 2002 was 40% of our pre-tax loss. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in our consolidated statement of operations for the year ended January 3, 2003. Our effective tax rate may vary from period to period based on changes in our estimated annual taxable income or loss.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At April 4, 2003, we had approximately $58.0 million in cash and cash equivalents compared to $63.4 million at January 3, 2003. We had $2.9 million on deposit with a financial institution as collateral for letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheet at April 4, 2003 and January 3, 2003.

Net cash used in operating activities was $3.4 million for the quarter ended April 4, 2003 compared to $19,000 provided by operating activities during the comparable period of 2002. During the quarter ended April 4, 2003, net cash used in operating activities was primarily attributable to a $5.1 million decrease in accrued expenses and other liabilities and a $1.5 million decrease in accounts payable. These effects were partially offset by a $1.7 million decrease in prepaid expenses and other assets, a $1.2 million decrease in accounts receivable and unbilled revenue and our net loss of $1.0 million adjusted for $1.4 million of non-cash expenses. During the quarter ended March 29, 2002, net cash provided by operating activities was primarily attributable to a $5.0 million decrease in accounts receivable and unbilled revenue, a $1.0 million decrease in prepaid expenses and other assets and an $800,000 increase in accounts payable. These effects were partially offset by a $6.6 million decrease in accrued expenses and other liabilities and our $32.1 million net loss adjusted for $31.9 million of non-cash expenses.

Net cash used in investing activities was $278,000 for the quarter ended April 4, 2003 compared to $1.3 million used during the comparative period of 2002. The uses of cash for investing activities in 2003 were primarily attributable to $273,000 of purchases of property and equipment. The uses of cash in investing activities in 2002 were attributable to $1.0 million of purchases of property and equipment and $236,000 million used in the acquisition of a business.

Net cash used in financing activities was $1.7 million for the quarter ended April 4, 2003 compared to $4.1 million provided by financing activities during the comparable period of 2002. During the quarter April 4, 2003, cash used in financing activities was for repurchases of our common stock. During the quarter ended March 29, 2002, cash provided by financing activities was from the sale of stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of April 4, 2003, we had repurchased 1,858,664 shares of our common stock at an average price of $2.08 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. We intend to file a motion seeking the dismissal of the Consolidated Amended Complaint. Based on the status of these actions it is not possible to determine the range of loss to us, if any. We believe that the plaintiffs’ claims are without merit and intend to defend the lawsuits vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Answerthink during the quarter ended April 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANSWERTHINK, INC.

Date: May 16, 2003	/s/ JOHN F. BRENNAN
John F. Brennan Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Ted A. Fernandez, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Answerthink, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ANSWERTHINK, INC.

Date: May 16, 2003	/s/ TED A. FERNANDEZ
Ted A. Fernandez Chairman of the Board and Chief Executive Officer

I, John F. Brennan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Answerthink, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ANSWERTHINK, INC.

Date: May 16, 2003	/s/ JOHN F. BRENNAN
John F. Brennan Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000