Form 10-Q
period 2003-07-04
ANSWERTHINK INC
filed 2003-08-15
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2003

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

As of August 1, 2003, there were 44,425,412 shares of common stock outstanding.

Answerthink, Inc.

PART I–FINANCIAL INFORMATION

Item 1.	Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 4, 2003	January 3, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,457	$63,419
Restricted cash	2,914	2,909
Accounts receivable and unbilled revenue, net of allowance of $3,647 and $3,526 in 2003 and 2002, respectively	23,251	24,159
Prepaid expenses and other current assets	4,732	14,678

Total current assets	93,354	105,165
Property and equipment, net	10,271	11,790
Other assets	1,852	1,686
Goodwill, net	26,720	26,720

Total assets	$132,197	$145,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,255	$5,684
Accrued expenses and other liabilities	25,728	26,630

Total current liabilities	29,983	32,314
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 47,970,691 shares at July 4, 2003; 47,728,129 shares at January 3, 2003	48	48
Additional paid-in capital	264,084	263,626
Treasury stock, at cost, 3,093,079 shares at July 4, 2003 and 1,146,000 shares at January 3, 2003	(6,503)	(2,208)
Accumulated deficit	(155,415)	(148,419)

Total shareholders’ equity	102,214	113,047

Total liabilities and shareholders’ equity	$132,197	$145,361

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Revenues:
Revenues before reimbursements	$27,987	$41,091	$60,843	$84,536
Reimbursements	3,510	5,273	7,439	11,516

Total revenues	31,497	46,364	68,282	96,052
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	18,038	27,615	39,600	56,841
Reimbursable expenses	3,510	5,273	7,439	11,516

Total project personnel and expenses	21,548	32,888	47,039	68,357
Selling, general and administrative expenses	11,036	14,083	23,576	28,494
Restructuring costs	4,875	—	4,875	—

Total costs and operating expenses	37,459	46,971	75,490	96,851

Loss from operations	(5,962)	(607)	(7,208)	(799)
Other income (expense):
Interest income	138	173	362	329
Interest expense	—	(47)	—	(93)

Loss before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(5,824)	(481)	(6,846)	(563)
Income tax expense (benefit)	150	(1,025)	150	(1,641)

Income (loss) from continuing operations	(5,974)	544	(6,996)	1,078
Loss from discontinued operations	—	(2,082)	—	(3,539)

Loss before cumulative effect in change in accounting principle	(5,974)	(1,538)	(6,996)	(2,461)
Cumulative effect of change in accounting principle	—	—	—	(31,200)

Net loss	$(5,974)	$(1,538)	$(6,996)	$(33,661)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.01	$(0.15)	$0.02
Loss from discontinued operations	$—	$(0.04)	$—	$(0.07)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.68)
Net loss per common share	$(0.13)	$(0.03)	$(0.15)	$(0.73)
Weighted average common shares outstanding	45,326	46,547	45,811	46,207
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.13)	$0.01	$(0.15)	$0.02
Loss from discontinued operations	$—	$(0.04)	$—	$(0.07)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.66)
Net loss per common share	$(0.13)	$(0.03)	$(0.15)	$(0.71)
Weighted average common and common equivalent shares outstanding	45,326	47,341	45,811	47,276

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 4, 2003	June 28, 2002
Cash flows from operating activities:
Net loss	$(6,996)	$(33,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	31,200
Depreciation and amortization	2,400	2,618
Provision for doubtful accounts	159	58
Deferred income taxes	—	1,579
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	750	6,204
Decrease (increase) in prepaid expenses and other assets	9,569	(2,074)
Increase (decrease) in accounts payable	(1,429)	1,020
Decrease in accrued expenses and other liabilities	(867)	(7,862)

Net cash provided by (used in) operating activities	3,586	(918)
Cash flows from investing activities:
Purchases of property and equipment	(670)	(2,591)
Increase in restricted cash	(5)	—
Cash used in acquisition of business, net of cash acquired	—	(236)

Net cash used in investing activities	(675)	(2,827)
Cash flows from financing activities:
Proceeds from issuance of common stock	422	4,813
Repurchases of common stock	(4,295)	—

Net cash provided by (used in) financing activities	(3,873)	4,813

Net increase (decrease) in cash and cash equivalents	(962)	1,068
Cash and cash equivalents at beginning of period	63,419	59,888

Cash and cash equivalents at end of period	$62,457	$60,956

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 3, 2003 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended July 4, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Pro Forma Impact of Employee Stock Option Plans

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Pro Forma Impact of Employee Stock Options Plans (continued)

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the quarters and six months ended July 4, 2003 and June 28, 2002 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 4, 2003	June 28, 2002	July 4, 2003	June 28, 2002
Net loss, as reported	$(5,974)	$(1,538)	$(6,996)	$(33,661)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax benefits	$(1,623)	$(1,681)	$(3,551)	$(7,315)
Pro forma net loss	$(7,597)	$(3,219)	$(10,547)	$(40,976)
Basic net loss per common share:
As reported	$(0.13)	$(0.03)	$(0.15)	$(0.73)
Pro forma	$(0.17)	$(0.07)	$(0.23)	$(0.89)
Diluted net loss per common share:
As reported	$(0.13)	$(0.03)	$(0.15)	$(0.71)
Pro forma	$(0.17)	$(0.07)	$(0.23)	$(0.87)

3. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common shares issued to employees under employment agreements, the calculation includes only the vested portion of such shares.

Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter and six months ended July 4, 2003, potentially dilutive securities of 76,086 and 128,547 shares, respectively, of unvested common stock issued under employment agreements and 60,891 and 99,360 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method were excluded from the diluted loss per share calculation because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share for the quarter were the same. For the quarter and six months ended June 28, 2002, potentially dilutive securities included 352,822 and 471,197 shares, respectively, of unvested common stock issued under employment agreements and 440,749 and 597,076 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Restructuring Accrual

The Company recorded restructuring costs of $4.9 million, $10.9 million and $5.6 million in fiscal years 2003, 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. In 2003, existing reserves were increased to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities.

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended July 4, 2003 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at January 3, 2003	Additions to Accrual	Expenditures	Accrual Balance at July 4, 2003
Closure and consolidation of facilities and related exit costs	$2,023	$1,750	$(512)	$3,261

2002 Restructuring Accrual

	Accrual Balance at January 3, 2003	Additions to Accrual	Expenditures	Accrual Balance at July 4, 2003
Severance and other employee costs	$1,289	$—	$(1,289)	$—
Closure and consolidation of facilities and related exit costs	6,304	3,125	(774)	8,655

Total restructuring accrual	$7,593	$3,125	$(2,063)	$8,655

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

The following table sets forth revenues, pre-tax loss, income tax benefit and loss from discontinued operations for the quarter and six months ended June 28, 2002 (in thousands):

	Quarter Ended June 28, 2002	Six Months Ended June 28, 2002
Revenues	$1,655	$4,784
Pre-tax loss from discontinued operations	(2,082)	(3,539)
Income tax benefit	—	—
Loss from discontinued operations	$(2,082)	$(3,539)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Income Taxes

The Company recorded $150,000 of income tax expense for state and foreign taxes for the first six months of 2003. The Company did not recognize an income tax benefit for federal and state taxes for the first six months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first six months. The Company’s tax benefit for the first six months of 2002 was 40% of its pre-tax loss from both continuing and discontinued operations. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in the Company’s consolidated statement of operations for the year ended January 3, 2003.

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The discontinuance of THINK New Ideas generated an approximate $75.0 million worthless stock deduction for the Company’s investment in THINK New Ideas in its 2002 tax return. Although the Company believes that its tax position is sustainable there is no assurance that the Internal Revenue Service will not challenge its conclusion.

7. Shareholders’ Equity

On June 11, 2003, the Company commenced two tender offer programs involving voluntary stock option exchanges for the Company’s employees. The offering periods for the two stock option exchange programs ended on July 14, 2003.

One program was offered to employees at a Director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase the Company’s common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company’s common stock equal to an amount depending on the exercise price of the surrendered options. The new options will not be granted until at least six months and one day after acceptance of the surrendered options for exchange and cancellation. On July 14, 2003, the Company accepted for cancellation options to purchase 521,991 shares of the Company’s common stock and will issue new options to purchase 187,513 shares of the Company’s common stock in exchange for the options surrendered, assuming that all program participants are employed on the date that the new options are granted. The new options will vest over a two-year period from the date of grant. The exercise price of the new options will be the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on their grant date.

The other program was offered to employees at a Senior Director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock and issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units is expected to result in approximately $600,000 of non-cash compensation expense per quarter over the next four years.

In July 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. During the second quarter of 2003, the Board of Directors approved the repurchase of an additional $5.0 million of Answerthink’s common stock. Under the repurchase plans, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of July 4, 2003, the Company had repurchased 3,093,079 shares of its common stock at an average price of $2.10 per share. The amount of shares repurchased to date includes 465,120 shares purchased from the Company’s President, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Litigation

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. The Company filed a motion seeking the dismissal of the Consolidated Amended Complaint on July 15, 2003. Oral argument on this motion is set for October 24, 2003. Based on the status of these actions, it is not possible to determine the range of loss to the Company, if any. The Company believes that the plaintiffs’ claims are without merit and intends to defend the lawsuits vigorously.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. Subsequent Event

In July 2003, the Company purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $3.8 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by Answerthink for tax purposes and the possible outcome of pending litigation. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 3, 2003. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients improve performance and returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, technology integration, and offshore application maintenance and support.

Critical Accounting Policies

Revenue Recognition

Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or on a fixed-fee or capped-fee basis. Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized based on our evaluation of actual costs incurred to date compared to total estimated costs using the percentage of completion method of accounting. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been invoiced. If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, including those related to travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

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

Accounts Receivable and Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Periodically, we review accounts receivable to assess our estimates of collectibility. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Restructuring Reserves

Restructuring reserves reflect judgements and estimates of our ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to sublease space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. If these estimates change in the future or actual results are different than our estimates, we may be required to record additional charges in the future.

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

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs adversely from that currently expected, it would result in a charge to earnings when determined.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Six Months Ended
	July 4, 2003		June 28, 2002		July 4, 2003		June 28, 2002
Revenues:
Revenues before reimbursements	$27,987	88.9%	$41,091	88.6%	$60,843	89.1%	$84,536	88.0%
Reimbursements	3,510	11.1%	5,273	11.4%	7,439	10.9%	11,516	12.0%

Total revenues	31,497	100.0%	46,364	100.0%	68,282	100.0%	96,052	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	18,038	57.3%	27,615	59.5%	39,600	58.0%	56,841	59.2%
Reimbursable expenses	3,510	11.1%	5,273	11.4%	7,439	10.9%	11,516	12.0%

Total project personnel and expenses	21,548	68.4%	32,888	70.9%	47,039	68.9%	68,357	71.2%
Selling, general and administrative expenses	11,036	35.0%	14,083	30.4%	23,576	34.5%	28,494	29.6%
Restructuring costs	4,875	15.5%	—	—	4,875	7.1%	—	—

Total costs and operating expenses	37,459	118.9%	46,971	101.3%	75,490	110.5%	96,851	100.8%

Loss from operations	(5,962)	(18.9%)	(607)	(1.3%)	(7,208)	(10.5%)	(799)	(0.8%)
Other income:
Interest income, net	138	0.4%	126	0.3%	362	0.5%	236	0.2%

Loss before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(5,824)	(18.5%)	(481)	(1.0%)	(6,846)	(10.0%)	(563)	(0.6%)
Income tax expense (benefit)	150	0.5%	(1,025)	(2.2%)	150	0.2%	(1,641)	(1.7%)

Income (loss) from continuing operations	(5,974)	(19.0%)	544	1.2%	(6,996)	(10.2%)	1,078	1.1%
Loss from discontinued operations	—	—	(2,082)	(4.5%)	—	—	(3,539)	(3.6%)

Loss before cumulative effect of change in accounting principle	(5,974)	(19.0%)	(1,538)	(3.3%)	(6,996)	(10.2%)	(2,461)	(2.5%)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(31,200)	(32.5%)

Net loss	$(5,974)	(19.0%)	$(1,538)	(3.3%)	$(6,996)	(10.2%)	$(33,661)	(35.0%)

Revenues. Revenues for the quarter ended July 4, 2003 decreased by $14.9 million or 32% compared to the quarter ended June 28, 2002. Revenues for the six months ended July 4, 2003 decreased $27.8 million or 29% compared to the six months ended June 28, 2002. These decreases in revenues for the quarter and six-month period were primarily attributable to lower revenues from a few of our larger customers due to the completion of some of their larger projects, as well as lower demand for information technology services as clients continue to reduce or defer expenditures for these services. Reimbursements as a percentage of revenues during the quarters and six months ended July 4, 2003 and June 28, 2002 were comparable at 11% during the quarters and 11% and 12%, respectively, during the six-month periods. During the second quarter and first six months of 2003, our ten most significant clients accounted for 42% and 44%, respectively, of revenues compared to 53% and 57%, respectively, of revenues for the comparable periods in 2002.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $21.5 million in the quarter ended July 4, 2003, a decrease of $11.3 million or 34% compared to the quarter ended June 28, 2002. Project personnel costs and expenses were $47.0 million in the six months ended July 4, 2003, a decrease of $21.3 million or 31% compared to the six months ended June 28, 2002. These decreases were primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 469 as of July 4, 2003 compared to 750 as of June 28, 2002.

Project personnel and expenses as a percentage of revenues decreased slightly to 68% and 69% in the quarter and six months ended July 4, 2003, respectively, from 71% in the comparable periods of 2002. These decreases were primarily the result of higher utilization of consultants during 2003 compared to 2002, partially offset by slightly higher average cost per consultant attributable to a greater percentage of senior resources during the second quarter and first six months of 2003 compared to the comparable quarter and first six months of 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased 22% to $11.0 million in the quarter ended July 4, 2003 from $14.1 million in the quarter ended June 28, 2002. Selling, general and administrative expenses decreased 17% to $23.6 million in the six months ended July 4, 2003 from $28.5 million in the six months ended June 28, 2002. The overall decreases in selling, general and administrative expenses were primarily due to our continued cost control initiatives and reduced discretionary spending. We reduced functional support headcount and as a result, incurred $715,000 of severance costs in the first six months of 2003 compared to $124,000 in the first six months of 2002. Additionally, we incurred lower selling costs and reduced property and facility expenses as a result of a decrease in the number of offices from 13 at the end of the second quarter of 2002 to 9 at the end of the second quarter of 2003. These reductions in expenses were partially offset by an increase in selling expenses for The Hackett Group related to an increased sales force. Sales and functional support headcount was 124 as of July 4, 2003 compared to 145 as of June 28, 2002. Selling, general and administrative expenses as a percentage of revenues increased to 35% in the quarter and six months ended July 4, 2003 from 30% in the quarter and six months ended June 28, 2002. These increases were primarily attributable to lower revenues in the first six months of 2003 compared to the first six months of 2002.

Restructuring Costs. We recorded restructuring costs of $4.9 million for the first six months ended July 4, 2003 to increase previously established reserves recorded in the fourth quarters of 2002 and 2001 for the closure and consolidation of facilities. In 2003, existing reserves were increased to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities.

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

Income Taxes. We recorded $150,000 of income tax expense for state and foreign taxes for the first six months of 2003. We did not recognize an income tax benefit for federal and state taxes for the first six months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first six months. Our tax benefit for the first six months of 2002 was 40% of our pre-tax loss from both continuing and discontinued operations. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in our consolidated statement of operations for the year ended January 3, 2003.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At July 4, 2003, we had approximately $62.5 million in cash and cash equivalents compared to $63.4 million at January 3, 2003. We had $2.9 million on deposit with a financial institution as collateral for letters of credit and have classified this as restricted cash on the accompanying consolidated balance sheet at July 4, 2003 and January 3, 2003.

Net cash provided by operating activities was $3.6 million for the six months ended July 4, 2003 compared to $900,000 used in operating activities during the comparable period of 2002. During the six months ended July 4, 2003, net cash provided by operating activities was primarily attributable to a $9.6 million decrease in prepaid expenses and other assets primarily related to the $8.5 million tax refund received in the second quarter of 2003. This effect was partially offset by our net loss of $7.0 million, adjusted for $2.6 million of non-cash expenses, and a $1.4 million decrease in accounts payable. During the six months ended June 28, 2002, net cash used in operating activities was primarily attributable to a $7.9 million decrease in accrued expenses and other liabilities and a $2.1 million increase in prepaid expenses and other assets. These effects were partially offset by a $6.2 million decrease in accounts receivable and unbilled revenue, a $1.0 million increase in accounts payable and our $33.7 million net loss adjusted for $35.5 million of non-cash expenses.

Net cash used in investing activities was $675,000 for the six months ended July 4, 2003 compared to $2.8 million used during the comparative period of 2002. The uses of cash for investing activities in 2003 were primarily attributable to $670,000 of purchases of property and equipment. The uses of cash in investing activities in 2002 were attributable to $2.6 million of purchases of property and equipment and $236,000 used in the acquisition of a business.

Net cash used in financing activities was $3.9 million for the six months ended July 4, 2003 compared to $4.8 million provided by financing activities during the comparable period of 2002. During the six months ended July 4, 2003, cash used in financing activities was primarily for repurchases of our common stock. During the six months ended June 28, 2002, cash provided by financing activities was from the sale of stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan.

On June 11, 2003, we commenced two tender offer programs involving voluntary stock option exchanges for our employees. The offering periods for the two stock option exchange programs ended on July 14, 2003. One program was offered to employees at a Director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase our common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of our common stock equal to an amount depending on the exercise price of the surrendered options. The new options will not be granted until at least six months and one day after acceptance of the surrendered options for exchange and cancellation. On July 14, 2003, we accepted for cancellation options to purchase 521,991 shares of our common stock and will issue new options to purchase 187,513 shares of our common stock in exchange for the options surrendered, assuming that all program participants are employed on the date that the new options are granted. The new options will vest over a two-year period from the date of grant. The other program was offered to employees at a Senior Director level or above. Under this exchange program, employees holding nonqualified options to purchase our common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, we accepted for cancellation options to purchase 3,826,561 shares of our common stock and issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units is expected to result in approximately $600,000 of non-cash compensation expense per quarter over the next four years.

In July 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of July 4, 2003, we had repurchased 3,093,079 shares of our common stock at an average price of $2.10 per share. The amount of shares repurchased to date includes 465,120 shares purchased from our President, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $3.8 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. This acquisition is expected to add approximately $8.0 million in annualized revenues.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. We filed a motion seeking the dismissal of the Consolidated Amended Complaint on July 15, 2003. Oral argument on this motion is set for October 24, 2003. Based on the status of these actions, it is not possible to determine the range of loss to us, if any. We believe that the plaintiffs’ claims are without merit and intend to defend the lawsuits vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 7, 2003, the following proposals were adopted by the votes specified below:

(i)	The election of three Class III Directors (David N. Dungan, Allan R. Frank and Richard N. Hamlin) to serve until the year 2006. The security holders elected all nominated Directors with votes cast as follows: Mr. Dungan: 37,422,265 shares for and 4,591,364 shares withheld; Mr. Frank: 37,559,706 shares for and 4,453,923 shares withheld; Mr. Hamlin: 40,327,787 shares for and 1,685,842 shares withheld. There were no abstentions or broker non-votes applicable to the election of directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: Ted A. Fernandez, Alan T. G. Wix, Edwin A. Huston and Jeffrey E. Keisling.

(ii)	The approval of an amendment to the Company’s Employee Stock Purchase Plan. The proposal passed with votes cast as follows: 37,277,747 shares for; 3,142,184 shares against; and 1,593,698 shares abstained.

(iii)	The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year ending January 2, 2004. The proposal passed with votes cast as follows: 39,738,941 shares for; 2,165,733 shares against; and 108,955 shares abstained.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

The Registrant filed a Form 8-K with the Securities and Exchange Commission on April 29, 2003. In this filing the Registrant provided a copy of the Registrant’s press release, dated April 29, 2003, reporting financial results for the first quarter of 2003. This information was furnished as an exhibit to the Form 8-K pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” under Item 9, “Regulation FD Disclosure” of Form 8-K as directed by the U.S. Securities and Exchange Commission in Release No. 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANSWERTHINK, INC.

Date:	August 15, 2003	By:	/s/ JOHN F. BRENNAN
John F. Brennan
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000