Form 10-Q
period 2003-10-03
ANSWERTHINK INC
filed 2003-11-14
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-24343

Answerthink, Inc.

(Exact name of Registrant as specified in its charter)

FLORIDA	65-0750100
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Brickell Bay Drive, Suite 3000
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2003, there were 44,484,214 shares of common stock outstanding.

Answerthink, Inc.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 3, 2003	January 3, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,712	$63,419
Restricted cash	—	2,909
Accounts receivable and unbilled revenue, net of allowance of $3,638 and $3,526 in 2003 and 2002, respectively	22,698	24,159
Prepaid expenses and other current assets	4,544	14,678

Total current assets	83,954	105,165
Marketable investments	5,000	—
Restricted cash	3,000	—
Property and equipment, net	9,368	11,790
Other assets	3,622	1,686
Goodwill, net	26,720	26,720

Total assets	$131,664	$145,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,454	$5,684
Accrued expenses and other liabilities	25,442	26,630

Total current liabilities	28,896	32,314
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 47,985,012 shares at October 3, 2003; 47,728,129 shares at January 3, 2003	48	48
Additional paid-in capital	264,686	263,626
Treasury stock, at cost, 3,550,279 shares at October 3, 2003 and 1,146,000 shares at January 3, 2003	(7,686)	(2,208)
Accumulated deficit	(154,280)	(148,419)

Total shareholders’ equity	102,768	113,047

Total liabilities and shareholders’ equity	$131,664	$145,361

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Revenues:
Revenues before reimbursements	$29,274	$37,042	$90,117	$121,578
Reimbursements	3,644	4,376	11,083	15,892

Total revenues	32,918	41,418	101,200	137,470
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	17,460	24,293	57,060	81,134
Reimbursable expenses	3,644	4,376	11,083	15,892

Total project personnel and expenses	21,104	28,669	68,143	97,026
Selling, general and administrative expenses	10,194	13,081	33,770	41,575
Impairment of goodwill	—	20,000	—	20,000
Restructuring costs	—	—	4,875	—
Stock compensation expense	565	—	565	—

Total costs and operating expenses	31,863	61,750	107,353	158,601

Income (loss) from operations	1,055	(20,332)	(6,153)	(21,131)
Other income (expense):
Interest income	155	215	517	544
Interest expense	—	(103)	—	(196)

Income (loss) before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	1,210	(20,220)	(5,636)	(20,783)
Income tax expense (benefit)	75	(400)	225	(2,041)

Income (loss) from continuing operations	1,135	(19,820)	(5,861)	(18,742)
Loss from discontinued operations	—	(780)	—	(4,319)

Income (loss) before cumulative effect of change in accounting principle	1,135	(20,600)	(5,861)	(23,061)
Cumulative effect of change in accounting principle	—	—	—	(31,200)

Net income (loss)	$1,135	$(20,600)	$(5,861)	$(54,261)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.03	$(0.42)	$(0.13)	$(0.41)
Loss from discontinued operations	$—	$(0.02)	$—	$(0.09)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.67)
Net income (loss) per common share	$0.03	$(0.44)	$(0.13)	$(1.17)
Weighted average common shares outstanding	44,456	46,879	45,359	46,431
Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.42)	$(0.13)	$(0.41)
Loss from discontinued operations	$—	$(0.02)	$—	$(0.09)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.67)
Net income (loss) per common share	$0.02	$(0.44)	$(0.13)	$(1.17)
Weighted average common and common equivalent shares outstanding	48,074	46,879	45,359	46,431

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 3, 2003	September 27, 2002
Cash flows from operating activities:
Net loss	$(5,861)	$(54,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	31,200
Impairment of goodwill	—	20,000
Depreciation and amortization	3,659	4,023
Provision for doubtful accounts	158	229
Non-cash compensation expense	565	—
Deferred income taxes	—	3,552
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	3,094	10,272
Decrease (increase) in prepaid expenses and other assets	9,789	(3,618)
Decrease in accounts payable	(2,405)	(743)
Decrease in accrued expenses and other liabilities	(1,846)	(10,040)

Net cash provided by operating activities	7,153	614
Cash flows from investing activities:
Purchases of property and equipment	(954)	(3,461)
Increase in restricted cash	(91)	(2,901)
Purchases of marketable investments	(5,000)	—
Cash used in acquisition of business, net of cash acquired	(2,794)	(236)

Net cash used in investing activities	(8,839)	(6,598)
Cash flows from financing activities:
Proceeds from issuance of common stock	457	6,099
Repurchases of common stock	(5,478)	(1,488)

Net cash provided by (used in) financing activities	(5,021)	4,611

Net decrease in cash and cash equivalents	(6,707)	(1,373)
Cash and cash equivalents at beginning of period	63,419	59,888

Cash and cash equivalents at end of period	$56,712	$58,515

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended

January 3, 2003 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended October 3, 2003 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Marketable Investments

Marketable investments are available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense).

3. Pro Forma Impact of Employee Stock Option Plans

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company measures compensation expense related to the grant of stock options and stock-based awards to employees (including independent directors) in accordance with the provisions of APB Opinion No. 25. In accordance with APB Opinion No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Pro Forma Impact of Employee Stock Options Plans (continued)

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters and nine months ended

October 3, 2003 and September 27, 2002 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	October 3, 2003	September 27, 2002	October 3, 2003	September 27, 2002
Net income (loss), as reported	$1,135	$(20,600)	$(5,861)	$(54,261)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax expense (benefits)	$(927)	$(1,523)	$(4,477)	$(8,838)
Pro forma net income (loss)	$208	$(22,123)	$(10,338)	$(63,099)
Basic net income (loss) per common share:
As reported	$0.03	$(0.44)	$(0.13)	$(1.17)
Pro forma	$0.00	$(0.47)	$(0.23)	$(1.36)
Diluted net income (loss) per common share:
As reported	$0.02	$(0.44)	$(0.13)	$(1.17)
Pro forma	$0.00	$(0.47)	$(0.23)	$(1.36)

4. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock or restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

Income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended October 3, 2003, potentially dilutive securities included 3,339,703 shares of unvested restricted stock or restricted stock units issued to employees and 277,875 shares of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the nine months ended October 3, 2003 and the quarter and nine months ended September 27, 2002 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the nine months ended October 3, 2003 and the quarter and nine months ended September 27, 2002. Potentially dilutive securities which were not included in the diluted loss per share calculation for the nine months ended October 3, 2003 and the quarter and nine months ended

September 27, 2002 include 1,198,932 shares, 187,433 shares and 376,609 shares, respectively, of unvested restricted stock issued to employees and 158,865 shares, 1,668 shares and 398,607 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

5. Acquisition

In July 2003, the Company purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent cash consideration due over the next three years if certain earnings goals are achieved.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Acquisition (continued)

This acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Company’s consolidated results of operations from the date of the acquisition. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired which totaled $2.0 million has been recorded as intangible assets and are being amortized over periods ranging from 6 months to 3 years. Contingent consideration to the extent earned will be recorded as goodwill. The pro forma impact of this acquisition was not significant to the results of the Company’s consolidated operations for the nine months ended October 3, 2003.

6. Restructuring Accrual

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

The following table sets forth the detail and activity in the restructuring expense accrual during the nine months ended

October 3, 2003 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at January 3, 2003	Additions to Accrual	Expenditures	Accrual Balance at October 3, 2003
Closure and consolidation of facilities and related exit costs	$2,023	$1,750	$(708)	$3,065

2002 Restructuring Accrual

	Accrual Balance at January 3, 2003	Additions to Accrual	Expenditures	Accrual Balance at October 3, 2003
Severance and other employee costs	$1,289	$—	$(1,289)	$—
Closure and consolidation of facilities and related exit costs	6,304	3,125	(1,595)	7,834

Total restructuring accrual	$7,593	$3,125	$(2,884)	$7,834

7. Discontinued Operations

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Discontinued Operations (continued)

The following table sets forth revenues, pre-tax loss, income tax benefit and loss from discontinued operations for the quarter and nine months ended September 27, 2002 (in thousands):

	Quarter Ended September 27, 2002	Nine Months Ended September 27, 2002
Revenues	$1,487	$6,271
Pre-tax loss from discontinued operations	(780)	(4,319)
Income tax benefit	—	—
Loss from discontinued operations	$(780)	$(4,319)

8. Income Taxes

The Company recorded $225,000 of income tax expense for state and foreign taxes for the first nine months of 2003. The Company did not recognize an income tax benefit for federal and state taxes for the first nine months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first nine months. The Company’s tax benefit for the first nine months of 2002 was 40% of its pre-tax loss from both continuing and discontinued operations. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in the Company’s consolidated statement of operations for the year ended January 3, 2003.

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The discontinuance of THINK New Ideas generated an approximate $75.0 million worthless stock deduction for the Company’s investment in THINK New Ideas. Although the Company believes that its tax position is sustainable there is no assurance that the Internal Revenue Service will not challenge its conclusion.

9. Shareholders’ Equity

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Shareholders’ Equity (continued)

The other program was offered to employees at a Senior Director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program. Pursuant to the terms of the exchange program, the Company issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units resulted in $551,000 of stock compensation expense for the quarter ended October 3, 2003 and is expected to result in approximately the same amount of stock compensation expense per quarter over the next four years. The remaining 218,621 eligible options that were not exchanged are required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $4.01.

In July 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. During the second quarter of 2003, the Board of Directors approved the repurchase of an additional $5.0 million of Answerthink’s common stock. Under the repurchase plans, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of October 3, 2003, the Company had repurchased 3,550,279 shares of its common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from the Company’s President, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

10. Litigation

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. The Company filed a motion to dismiss (“the Motion”) the Consolidated Amended Complaint on July 15, 2003. The court heard oral argument on the Company’s Motion on October 24, 2003. The parties await a ruling from the court. There is no deadline for the issuance of this ruling. Based on the status of these actions, it is not possible to determine the range of loss to the Company, if any. The Company believes that the plaintiffs’ claims are without merit and intends to defend the lawsuits vigorously.

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

OVERVIEW

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients improve performance and optimize returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, technology integration, and offshore application maintenance and support.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Nine Months Ended
	October 3, 2003		September 27, 2002		October 3, 2003		September 27, 2002
Revenues:
Revenues before reimbursements	$29,274	88.9%	$37,042	89.4%	$90,117	89.0%	$121,578	88.4%
Reimbursements	3,644	11.1%	4,376	10.6%	11,083	11.0%	15,892	11.6%

Total revenues	32,918	100.0%	41,418	100.0%	101,200	100.0%	137,470	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	17,460	53.0%	24,293	58.6%	57,060	56.3%	81,134	59.0%
Reimbursable expenses	3,644	11.1%	4,376	10.6%	11,083	11.0%	15,892	11.6%

Total project personnel and expenses	21,104	64.1%	28,669	69.2%	68,143	67.3%	97,026	70.6%
Selling, general and administrative expenses	10,194	31.0%	13,081	31.6%	33,770	33.4%	41,575	30.3%
Impairment of goodwill	—	—	20,000	48.3%	—	—	20,000	14.6%
Restructuring costs	—	—	—	—	4,875	4.8%	—	—
Stock compensation expense	565	1.7%	—	—	565	0.6%	—	—

Total costs and operating expenses	31,863	96.8%	61,750	149.1%	107,353	106.1%	158,601	115.5%

Income (loss) from operations	1,055	3.2%	(20,332)	(49.1%)	(6,153)	(6.1%)	(21,131)	(15.5%)
Other income:
Interest income, net	155	0.5%	112	0.3%	517	0.5%	348	0.3%

Income (loss) before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	1,210	3.7%	(20,220)	(48.8%)	(5,636)	(5.6%)	(20,783)	(15.2%)
Income tax expense (benefit)	75	0.3%	(400)	(1.0%)	225	0.2%	(2,041)	(1.5%)

Income (loss) from continuing operations	1,135	3.4%	(19,820)	(47.8%)	(5,861)	(5.8%)	(18,742)	(13.7%)
Loss from discontinued operations	—	—	(780)	(1.9%)	—	—	(4,319)	(3.1%)

Income (loss) before cumulative effect of change in accounting principle	1,135	3.4%	(20,600)	(49.7%)	(5,861)	(5.8%)	(23,061)	(16.8%)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(31,200)	(22.7%)

Net income (loss)	$1,135	3.4%	$(20,600)	(49.7%)	$(5,861)	(5.8%)	$(54,261)	(39.5%)

Revenues. Revenues for the quarter ended October 3, 2003 decreased by $8.5 million or 21% compared to the quarter ended September 27, 2002. Revenues for the nine months ended October 3, 2003 decreased $36.3 million or 26% compared to the nine months ended September 27, 2002. These decreases in revenues for the quarter and nine-month period were primarily attributable to lower revenues from a few of our larger customers due to the completion of some of their larger projects, as well as lower demand for information technology services as clients continue to reduce or defer expenditures for these services. Reimbursements as a percentage of revenues during the quarters and nine months ended October 3, 2003 and September 27, 2002 were comparable at 11% during the quarters and 11% and 12%, respectively, during the nine-month periods. During the third quarter and first nine months of 2003, our ten largest customers accounted for 44% and 41%, respectively, of revenues compared to 51% and 54%, respectively, of revenues for the comparable periods in 2002.

        Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and bonuses for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $21.1 million in the quarter ended October 3, 2003, a decrease of $7.6 million or 26% compared to the quarter ended September 27, 2002. Project personnel costs and expenses were $68.1 million in the nine months ended October 3, 2003, a decrease of $28.9 million or 30% compared to the nine months ended September 27, 2002. These decreases were primarily due to the reduction in the number of consultants in order to balance workforce capacity with demand for services. Consultant headcount was 486 as of October 3, 2003 compared to 696 as of September 27, 2002.

Project personnel and expenses as a percentage of revenues decreased slightly to 64% and 67% in the quarter and nine months ended October 3, 2003, respectively, from 69% and 71% in the comparable periods of 2002. These decreases were primarily the result of higher utilization of consultants during 2003 compared to 2002, partially offset by slightly higher average cost per consultant attributable to a greater percentage of senior resources during the third quarter and first nine months of 2003 compared to the comparable quarter and nine months of 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased 22% to $10.2 million in the quarter ended October 3, 2003 from $13.1 million in the quarter ended September 27, 2002. Selling, general and administrative expenses decreased 19% to $33.8 million in the nine months ended October 3, 2003 from $41.6 million in the nine months ended September 27, 2002. The overall decreases in selling, general and administrative expenses were primarily due to our continued cost control initiatives and reduced discretionary spending. We reduced functional support headcount and as a result, incurred $722,000 of severance costs in the first nine months of 2003 compared to $202,000 in the first nine months of 2002. Additionally, we incurred lower selling costs and reduced property and facility expenses as a result of a decrease in the number of offices from 12 at the end of the third quarter of 2002 to 9 at the end of the third quarter of 2003. These reductions in expenses were partially offset by an increase in selling expenses for The Hackett Group related to an increased sales force. Selling, general and administrative expenses as a percentage of revenues were comparable at 31% and 32% during the quarters ended October 3, 2003 and September 27, 2002, respectively. Selling, general and administrative expenses as a percentage of revenues increased to 33% in the nine months ended October 3, 2003 from 30% in the comparable 2002 period. This variance was primarily attributable to lower revenues in the first nine months of 2003 compared to the first nine months of 2002.

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

Restructuring Costs. We recorded restructuring costs of $4.9 million for the nine months ended October 3, 2003 to increase previously established reserves recorded in the fourth quarters of 2002 and 2001 for the closure and consolidation of facilities. In 2003, existing reserves were increased to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities.

Stock Compensation Expense. Stock compensation expense in 2003 primarily related to the issuance of restricted stock units under the tender offer program which ended on July 14, 2003. This program involved voluntary stock option exchanges for employees at a senior director level or above who had been with the Company since July 4, 2002. We recorded a non-cash compensation charge of $551,000 in the nine months ended October 3, 2003 based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date.

Income Taxes. We recorded $225,000 of income tax expense for state and foreign taxes for the first nine months of 2003. We did not recognize an income tax benefit for federal and state taxes for the first nine months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first nine months. Our tax benefit for the first nine months of 2002 was 40% of our pre-tax loss from both continuing and discontinued operations. The full amount of this tax benefit has been reflected within continuing operations, consistent with the tax benefit presented in our consolidated statement of operations for the year ended January 3, 2003.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At October 3, 2003, we had approximately $56.7 million in cash and cash equivalents compared to $63.4 million at

January 3, 2003. We had $3.0 million and $2.9 million on deposit with a financial institution as collateral for letters of credit and have classified these as restricted cash on the accompanying consolidated balance sheet at October 3, 2003 and January 3, 2003, respectively. At October 3, 2003 the Company also had $5.0 million in marketable investments.

Net cash provided by operating activities was $7.2 million for the nine months ended October 3, 2003 compared to $614,000 during the comparable period of 2002. During the nine months ended October 3, 2003, net cash provided by operating activities was primarily attributable to a $9.8 million decrease in prepaid expenses and other assets primarily related to an $8.5 million tax refund received in the second quarter of 2003, and a $3.1 million decrease in accounts receivable and unbilled revenue. This effect was partially offset by our net loss of $5.9 million, adjusted for $4.4 million of non-cash expenses, a $2.4 million decrease in accounts payable and a $1.8 million decrease in accrued expenses and other liabilities. During the nine months ended September 27, 2002, net cash provided by operating activities was primarily attributable to a $10.2 million decrease in accounts receivable and unbilled revenue and our net loss adjusted for the non-cash expenses which include the impact of adopting SFAS 142, impairment of goodwill, depreciation and deferred income taxes. These effects were partially offset by a $10.0 million decrease in accrued expenses and other liabilities and a $3.6 million increase in prepaid expenses and other assets.

Net cash used in investing activities was $8.8 million for the nine months ended October 3, 2003 compared to $6.6 million used during the comparative period of 2002. The uses of cash for investing activities in 2003 were primarily attributable to the purchase of $5.0 million of marketable investments, $954,000 for purchases of property and equipment and $2.8 million used in the acquisition of Beacon Analytics, Inc. in July 2003. The uses of cash in investing activities in 2002 were attributable to $3.5 million of purchases of property and equipment, an increase in restricted cash of $2.9 million and $236,000 used in the acquisition of a business.

Net cash used in financing activities was $5.0 million for the nine months ended October 3, 2003 compared to $4.6 million provided by financing activities during the comparable period of 2002. During the nine months ended October 3, 2003, $5.5 million of cash was used for repurchases of our common stock, offset by $457,000 of proceeds from the sale of stock through our Employee Stock Purchase Plan, as well as the sale of stock as a result of exercises of stock options. During the nine months ended

September 27, 2002, cash provided by financing activities was from the sale of stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan, offset by repurchases of common stock of $1.5 million.

On June 11, 2003, we commenced two tender offer programs involving voluntary stock option exchanges for our employees. The offering periods for the two stock option exchange programs ended on July 14, 2003. One program was offered to employees at a director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase our common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of our common stock equal to an amount depending on the exercise price of the surrendered options. The new options will not be granted until at least six months and one day after acceptance of the surrendered options for exchange and cancellation. On July 14, 2003, we accepted for cancellation options to purchase 521,991 shares of our common stock and will issue new options to purchase 187,513 shares of our common stock in exchange for the options surrendered, assuming that all program participants are employed on the date that the new options are granted. The new options will vest over a two-year period from the date of grant. The other program was offered to employees at a senior director level or above. Under this exchange program, employees holding nonqualified options to purchase our common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, we accepted for cancellation options to purchase 3,826,561 shares of our common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program. Pursuant to the terms of the exchange program, we issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units resulted in $551,000 of stock compensation expense for the quarter ended October 3, 2003 and is expected to result in approximately the same amount of stock compensation expense per quarter over the next four years. The remaining 218,621 eligible options that were not exchanged are required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $4.01.

In July 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of October 3, 2003, we had repurchased 3,550,279 shares of our common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from our president, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. This acquisition is expected to add approximately $8.0 million in annualized revenues.

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

Changes in Internal Controls

Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or other factors that could significantly affect these internal controls.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints allege misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases (the “Consolidation Order”) into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. The Consolidated Amended Complaint was filed on May 9, 2003. The Company filed a motion to dismiss (“the Motion”) the Consolidated Amended Complaint on July 15, 2003. The court heard oral argument on the Company’s Motion on October 24, 2003. The parties await a ruling from the court. There is no deadline for the issuance of this ruling. Based on the status of these actions, it is not possible to determine the range of loss to us, if any. We believe that the plaintiffs’ claims are without merit and intend to defend the lawsuits vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was furnished with the Securities and Exchange Commission on July 29, 2003 in connection with the announcement of the financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: November 14, 2003	/s/ John F. Brennan

John F. Brennan
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31.2	Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000