Form 10-K
period 2004-01-02
ANSWERTHINK INC
filed 2004-03-15
CIK 1057379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2004

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934). YES ☒  NO ☐

          The aggregate market value of the common stock held by non-affiliates of the registrant was $105,874,553 on July 3, 2003 based on the last reported sale price of the registrant’s common stock on the Nasdaq National Market.

          The number of shares of the registrant’s common stock outstanding on March 5, 2004 was 44,872,006.

DOCUMENTS INCORPORATED BY REFERENCE

           Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANSWERTHINK, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements.  These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, and the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by Answerthink for tax purposes. An additional description of our risk factors is described in Part 1 – Item 1 “Business – Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

GENERAL

          Answerthink, Inc. is a leading business and technology consulting firm that provides services designed to enable companies to achieve world-class business performance. By leveraging the comprehensive database of the Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and maximize returns on technology investments. Our capabilities include benchmarking, business transformation, business applications, business intelligence, and offshore application development and support.

          In this Form 10-K, unless the context otherwise requires, “Answerthink”, the “Company”, “we”, “us”, and “our” refer to Answerthink, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

          For the first time in the past four years, business and technology consultancies experienced a very slight increase in business activity in 2003 due to the economic recovery. For 2004, market observers are predicting a moderate rebound in IT spending, though a return to the high growth years of the late 1990s is unlikely. Throughout the last few years, companies have placed heavy emphasis on risk management and tangible return on their business and technology investments. As the economy begins to recover, we believe large enterprises will center their IT spending on tools that help them generate more value from past investments. Specifically, we believe they will be looking to derive maximum value from their existing enterprise applications. We believe, enabling technologies will be used to complement and extend the capabilities of enterprise and key functional systems. For example, Business Process Management (BPM) tools will give companies increased visibility into key business processes that reach across functional and organizational boundaries. Not only may BPM help reduce error rates and cycle times by automating workflow, it may also increase the efficiency and productivity of all the people and systems that collaborate on individual processes.

          We believe there will also be market opportunity around the need for better real-time performance measurement and strategic decision-making. Many companies are seeking to link optimized processes directly to technology and consolidate the gains of their business process re-engineering efforts. Enterprise applications and BPM software will play a key role. We expect companies to embed optimized processes directly into Enterprise Resource Planning (ERP) systems, and use BPM and other enabling technologies to improve ongoing management and control, so they can ensure that streamlined or re-

engineered processes continue to deliver cost and performance improvements in the future. Business intelligence, analytics and knowledge management applications are expected to also play an increasingly significant role in the future as companies seek to generate more valuable insight and analysis from their operational and financial data. We believe that these enabling technologies point the way to tomorrow’s real-time enterprises which will be capable of nearly instantaneous views of current performance and more accurate and efficient planning, forecasting and reporting.

OUR APPROACH

          Answerthink provides services designed to enable companies to achieve world-class business performance by combining intellectual capital from The Hackett Group, with its extensive database of business process best practices and performance measurement results, and Answerthink’s proprietary Best Practice Implementation (BPI) approach, which is based on proven implementation techniques. Hackett’s services help clients understand how well they are performing today compared with the world’s most effective companies, while Answerthink specialists have the skills and experience to implement solutions, based on client performance measurement results, to drive them toward world-class performance. Hackett provides deep insight into how top-performing companies operate, and Answerthink applies those best practices to generate cost and performance gains for clients. Specifically, Answerthink uses best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into enterprise applications and enabling technologies.

          Because our solutions are based on Hackett-certified best practices, clients gain a significant advantage. They can have confidence that their solutions are based on strategies from the world’s leading companies. This clearly defined path to world-class performance delivers enhanced efficiency, improved effectiveness, increased flexibility, optimized return on investment and reduced implementation risk.

          The BPI approach begins with a clear understanding of current performance, which is gained through measuring key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the four key business drivers of people, process, technology and information, companies risk losing a significant portion of business case benefits. Based on Hackett’s deep knowledge of world-class business performance, we have designed detailed best practice process flows which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

          Similarly, we integrate Hackett Best Practices directly into technology solutions. Because today’s business applications are flexible, it is imperative to simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. Otherwise, old, inefficient processes will simply be automated and continue to drive up costs, cycle times and error rates. Answerthink has completed detailed fit-gap analyses, in most functional areas of major business application packages from Lawson, Oracle, Hyperion, PeopleSoft and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. These best practice implementations establish the foundation for improved performance. Building on that foundation a new breed of enabling technologies complement enterprise systems to drive further performance gains. These technologies, which include business process management software, portals, business intelligence and analytics, and knowledge management, enhance real-time business process management, visibility and decision-making.

          This combination of optimized processes, a best practices-based business application environment and the right enabling technologies allows our clients to achieve and sustain significant business performance improvement.

COMPETITION

          Even as the economy has slowed these last few years, competition in the technology consulting marketplace has heated up.  It will be even more intense as the economy rebounds and as new opportunities are created as companies begin to spend more on their business and IT infrastructure.  Our competitors include international, national and regional systems consulting and implementation firms, and the IT services divisions of application software firms. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. There is great pressure to complete projects quickly, control costs and maintain efficient operations.

          Still, we believe our competitive position is strong. Because of our Hackett intellectual capital and its direct link to our BPI approach, we believe we can assist clients better than our competitors. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

          Answerthink’s culture of collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our multidisciplinary approach, allows us to compete favorably.

STRATEGY

          Moving forward, Answerthink’s focus is on executing the following strategies:

•

The integration of our Hackett best practices knowledge database into our business and technology solutions. This initiative was started at the end of 2002 and continued throughout 2003 with the introduction of our innovative Best Practice Implementation (BPI) service delivery approach. Formally launched in the fourth quarter of 2002, BPI continues to receive very favorable reaction from clients. For this reason, BPI and our expanded Hackett offerings will be the focus of our marketing and communications programs for 2004.  We believe that this will drive both greater understanding of and demand for this approach. We will continue to train associates in all of our practices about BPI so they are equipped with the knowledge and tools necessary to share our vision with existing and prospective clients. BPI incorporates intellectual capital from The Hackett Group into our proven implementation tools and techniques. For clients, the end results are tangible cost and performance gains and the improved return on investment they are seeking in this difficult economic environment. We will continue to enhance and expand the BPI toolkit, which includes best practice process flows and application-specific configuration guides.

•

Enhancement of our Hackett offerings with new and renewable services. In 2003, we continued to expand and aggressively grow the Hackett offerings by reorganizing our benchmarking products and launching our business advisory services. We have also developed renewable collaborative learning products that allow executives to compare performance and share insights and learn from their peers in a confidential environment. Our benchmarking offerings help companies identify and quantify opportunities for operational improvements in functional areas and efficiently measure and track the degree of improvement against specific internal and peer performance targets over multi-year periods. We also launched our business advisory service (BAS) in 2003 which targets executives seeking guidance and proven strategies on operational and strategic issues.  We continue to develop advisory products that will allow clients to efficiently realize the benefits identified in the Hackett benchmarking services.

•

Further leveraging our unique best practice knowledge through strategic alliances. Because of Answerthink’s understanding of how to optimize processes and software configuration with proven best practices, a relationship with a larger provider of comprehensive business and IT services represents a logical opportunity to expand our client base. Our strategic relationship with Accenture, L.L.P., a leading provider of consulting services, gives them the exclusive right to collaborate with Answerthink and The Hackett Group in offering to their clients business process and best practices benchmarking services in designated functional areas, including finance, accounting, performance management, and business intelligence.  In situations where Accenture uses Hackett or Answerthink intellectual capital, Answerthink has an opportunity to staff up to 15% of the project positions of each engagement jointly pursued.  If Hackett or Answerthink is the lead source on jointly pursued opportunities with Accenture, then Answerthink will have the opportunity to staff up to 25% of the positions.  Our strategy is to execute on this current alliance and expand to other functional areas as well as geographic locations outside of North America.

•

Strategic Acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete. In 2003, we acquired Beacon Analytics, Inc., a business performance management consulting company focused on the implementation of Hyperion software. Given our current financial position and distinct value proposition, Answerthink is well positioned to pursue acquisition opportunities such as Beacon Analytics, Inc. in the U.S., as well as offshore firms in India.

THE ANSWERTHINK SOLUTION

          Answerthink offers a comprehensive range of services, including benchmarking and business advisory services, business transformation, enterprise business applications, business intelligence and offshore application development support. With strategic and functional knowledge in finance, human resources, information technology, procurement supply chain management, customer service and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, high tech, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

Service Capabilities

•        The Hackett Group

          The Hackett Group has measured and evaluated the efficiency and effectiveness of enterprise functions at over 2,000 global organizations since 1991. Since Hackett’s inception, it has served 97 percent of the Dow Jones Industrials, 81 percent of the Fortune 100, and 92 percent of the Dow Jones Global Titans Index. Ongoing studies are conducted in a wide range of areas, including finance, human resources, information technology, procurement, SG&A and shared service centers. Hackett has identified nearly 1,200 best practices for approximately 100 processes in these key functional areas. Hackett uses proprietary performance measurement tools and a data collection software that enables companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Additionally, Hackett offers a full range of services to executives such as advisory inquiries, peer interaction, and access to an online repository of best practices data.  Topics range from finance and ERP optimization to forecasting and accounts payable.

•        Business Transformation

          Answerthink’s Business Transformation services help clients develop a coordinated strategy for process improvements across the enterprise. Our experienced teams use reliable performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational planning, process and organization design, change management and the effective application of technology.  Answerthink combines best practices knowledge with business expertise and broad technology capabilities, which we believe enables our solutions to optimize return on client investments in people, processes, technology and information.

•         Business Applications

          Our Business Applications professionals help clients choose and deploy the software applications that best meet their needs and objectives. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Our expertise is focused on the following application providers: Lawson, Oracle, PeopleSoft, SAP, Siebel, and several leading time and attendance providers. Furthermore, comprehensive fit-gap analyses of all major packages against Hackett Best Practices have been completed. Proven tools and templates help integrate best practices into business applications. The group also offers post-implementation support, change management, system documentation and end-user training, all of which are designed to enhance return on investment.

•        Business Intelligence

          Based on our extensive best practices knowledge, our Business Intelligence group designs, develops and implements IT solutions for more effective enterprise performance management (EPM) and business intelligence (BI). Our BI experts know how to apply and implement custom or packaged analytical applications such as Hyperion and Cognos to increase process transparency, exception management, and create continuous improvement environments. Similarly, our BI services are designed to increase visibility into current performance, improve access to key financial and operational data, and enhance strategic decision making. The group offers strategy and management services, including operational diagnostics and planning and enterprise architecture. Further, we assist clients in improving business performance by rationalizing IT infrastructures, and selecting the right enabling technologies, such as Web services, portals and BPM software, to complement enterprise systems and facilitate information sharing and process integration inside and outside the enterprise.

•        Off-Shore Application Development and Support

           Through strategic alliance partners, Answerthink provides offshore application development and support services. Services include post-implementation support for enterprise systems, legacy system and custom application maintenance, custom development and application reporting services.

CLIENTS

          Answerthink focuses on long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting. During 2003, our ten most significant clients accounted for approximately 39% of revenues. No clients generated more than 10% of total revenues.

          We believe that we have achieved a high level of satisfaction across our client base in 2003. The responses to the surveys we send to clients continue to be extremely positive. During 2003, we received surveys from a significant number of our engagements with a weighted average score of 4.5 on a 5.0 scale. The direct feedback and suggestions we receive on surveys are captured and used to continuously improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

          Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing the multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2004 is to increase awareness of our brand that we have created around Hackett and BPI.  Our Hackett and BPI message will be the focus of our marketing and communications programs this year as we drive both an understanding of and demand for this approach. Similarly, we have increased our Hackett sales resources and established compensation programs that reward the linkage between sales of Hackett services and Answerthink implementation solutions.

BUSINESS DEVELOPMENT RESOURCES

          Although virtually all of our consultants have the ability to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•	The Leadership Team
•	The Sales Organization
•	The Solution Strategist Network
•	Lead Generation Specialists
•	The Delivery Organization

The Leadership Team is comprised of the senior leaders within Answerthink who have a combination of executive, functional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing business by fostering executive level relationships within accounts and leveraging their existing contacts in the marketplace.

The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets and are primarily focused on developing new relationships within their target accounts. Each sales associate has between two and ten target accounts split between existing clients and select Global 2000 prospects. They represent the entire Answerthink offering. They also handle geographic-related opportunities as they arise.

The Solution Strategist Network is comprised of associates throughout our various practices who are primarily dedicated to developing new business. Solution strategists possess deep subject matter expertise within a specific discipline and receive incentive compensation on the amount of revenue they generate in addition to other criteria.

Solution strategists sell new business in geographic accounts and collaborate with the sales organization on target account opportunities to provide content expertise.

Lead Generation Specialists are comprised of trained groups of lead development specialists who are conversant with its various solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.  This group is targeted for expansion in 2004.

The Delivery Organization is comprised of our billable associates who work at client locations. We encourage associates to pursue additional business development opportunities through their normal course of delivering existing projects, thereby helping the company expand our business within existing accounts.

          In addition to our business development team, we have a corporate marketing and communications organization responsible for overseeing Answerthink’s marketing programs, public relations and employee communications activities.

MARKET SEGMENTATION

          We have segmented our market focus into the following categories:

•	Top 25 Accounts
•	Target Accounts
•	Geographic Focus Accounts
•	Strategic Alliance Accounts

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

Strategic Alliance Accounts are accounts that allow Answerthink and The Hackett Group to partner with organizations with greater scale or different skill sets or with software developers so that all parties can jointly market their products and services to prospective clients.  An example of this type of alliance is the agreement with Accenture that was signed in 2003. This agreement gives Accenture the exclusive right to collaborate with Answerthink and The Hackett Group in offering its clients business process and best practice benchmarking services provided by Answerthink and The Hackett Group in designated functional areas, including finance, accounting, performance management, and business intelligence.  Under the agreement, we have the ability to expand into additional enterprise functional areas and geographies.  The agreement gives Answerthink access to Accenture’s global client base and sales distribution channel and by working with more clients, Hackett will be able to broaden the base of critical metrics and best practices, thereby creating even richer benchmark data to help companies achieve world-class performance. But most importantly this type of alliance allows Answerthink to staff a portion of the consulting positions for each engagement that is jointly closed with Accenture.  Answerthink continues to seek alliances that broaden its distribution channel.

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

HUMAN RESOURCES

          We believe that our culture fosters intellectual rigor and creativity, collaboration and innovation. We believe in building relationships with our clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute.

          We believe that Answerthink’s central values are the strongest expression of our working style. They represent the behavior we want to encourage and the people we want to develop. They are what, at our core, we really stand for. These central values are:

•	Diversity: of backgrounds, skills and experiences
•	Knowledge: as individuals and a system of individuals
•	Collaboration: with one another, with our partners and with our clients

          Our human resources staff includes dedicated resources to recruit consultants with both business and technology expertise. Our recruiting team drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. We also have an employee referral program, which rewards existing employees who source new hires.

          The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs, a 401(k) program including a company match for associates below the level of senior director, stock options for directors and above and a stock purchase program. Our associates are paid competitive salaries and incentive pay. Incentive pay for delivery resources is based on an individuals utilization while incentive pay for management is based on company performance.

          As of January 2, 2004, we had approximately 620 associates, approximately 80% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

COMMUNITY INVOLVEMENT

          One important way we put our values into action is through our commitment to the communities where we work. The mission of Answerthink’s Community Council, which operates in each of the cities where we have offices, is to strive to leave the markets, communities and clients we serve better than we found them. We do it by building a strong sense of community, collaboration and personal interaction among all of our associates, through both volunteer and service programs and social gatherings. Answerthink’s associates are actively involved in many valuable and high-impact community programs, including United Way, Ronald McDonald House, Big Brothers & Sisters, Race for the Cure, Make-A-Wish Foundation, Habitat for Humanity, the National Adoption Center, the National Heart Association and Special Olympics.

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

          Also available on our web site, free of charge, are copies of our Code of Conduct and Ethics, and the charter for our audit committee of our Board of Directors.  We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics on our web site within five business days following the date of the amendment or waiver.

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

          Our financial results may fluctuate from quarter to quarter.  In future quarters, our operating results may not meet public market analysts’ and investors’ expectations.  If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•	the number, size, timing and scope of client engagements;

•	customer concentration;

•	long and unpredictable sales cycles;

•	contract terms of client engagements;

•	degrees of completion of client engagements;

•	client engagement delays or cancellations;

•	competition for and utilization of employees;

•	how well we estimate the resources we need to complete client engagements;

•	the integration of acquired businesses;

•	pricing changes in the industry;

•	economic conditions specific to information technology consulting; and

•	general economic conditions.

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

          We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2003, our ten largest clients accounted for approximately 39% of our revenues in the aggregate.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

          Since we were founded, we have significantly expanded through acquisitions.  In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	failure to retain existing clients;

•	unanticipated events or circumstances;

•	unknown claims or liabilities; and

•	amortization of certain acquired intangible assets.

          We cannot assure you that client satisfaction or performance problems at a single acquired firm will not have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our recent or future acquired businesses will generate anticipated revenues or earnings.

Difficulties in integrating businesses we may acquire in the future may demand time and attention from our senior management.

          Integrating businesses we may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. If we encounter unexpected problems at one of the acquired businesses as we try to integrate it into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

          To succeed, we must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services we offer is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we hire. This could hinder our ability to complete existing client engagements and bid for new client engagements.  Hiring, training, motivating, retaining and managing employees with the skills we need is time consuming and expensive.

                    We could lose money on our contracts.

          As part of our strategy, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. We maintain an office of risk management that evaluates and attempts to mitigate delivery risk associated with complex projects. In connection with their review, the office of risk management analyzes the critical estimates associated with these projects. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. In the past, we have, on occasion, engaged in negotiations with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate, the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

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

          Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders would receive a premium for their shares. These provisions include the following:

•	stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

•	our board of directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•

we would not be required to hold a special meeting to consider a takeover proposal unless holders of more than a majority of the shares entitled to vote on the matter were to submit a written demand or demands for us to do so; and

•

our board of directors may, without obtaining stockholder approval, classify and issue up to 1,250,000 shares of preferred stock with powers, preferences, designations and rights that may make it more difficult for a third party to acquire us.

          In addition, our board of directors has adopted a shareholder rights plan. Subject to certain exceptions, in the event that a person or group in the future becomes the beneficial owner of 15% or more of our common stock or commences, or publicly announces an intention to commence, a tender or exchange offer which would result in its ownership of 15% or more of our outstanding common stock (or in the case of Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.) and its affiliates, 20%) then the rights issued to our shareholders in connection with this plan will allow our shareholders to purchase shares of our common stock at 50% of its then current market value.  In addition, if we are acquired in a merger, or 50% or more of our assets are sold in one or more related transactions, our shareholders would have the right to purchase the common stock of the acquiring company at half the then current market price of such common stock.

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

                    If we are unable to protect our intellectual property rights or infringe on the intellectual property rights of third parties, our business may be harmed.

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

                    The market price of our common stock may fluctuate widely.

          The market price of our common stock could fluctuate substantially due to:

•	future announcements concerning us or our competitors;

•	quarterly fluctuations in operating results;

•	announcements of acquisitions or technological innovations; or

•	changes in earnings estimates or recommendations by analysts.

          In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock’s market price may impact our ability to finance our operations and retain personnel.

Our recent and planned initiatives that leverage The Hackett Group’s best practices knowledge may not be successful.

          The BPI tools that we developed using Hackett best practice knowledge are still being introduced to our existing client base and to client prospects.  We do not have enough experience with them to ensure that clients and prospects will perceive any additional benefit associated with the BPI tools versus other traditional implementation methodologies.  As such, BPI may not enable us to differentiate ourselves in the marketplace, and we may not achieve any benefits from this new methodology.

          The recent and planned enhancements to the Hackett Group’s product and service offerings represent a departure from its traditional offerings.  We may not be able to adequately support these new offerings.  Clients or prospects may view The Hackett Group as a new and unproven entrant into this space.  As such, clients and client prospects may choose to purchase these types of products and services from companies with a longer track record of providing these types of offerings.

The anticipated benefits from the Joint Marketing and Alliance Agreement with Accenture LLP may not be achieved.

          We are still in the early stages of our relationship with Accenture.  Accenture client partners may choose not to involve Answerthink or The Hackett Group in their client pursuits.  This would have an adverse affect on our ability to achieve the participation entitlements contained in the agreement.  The client engagements won jointly may be of a complex nature and very large in scale.  We may not be able to staff all of the positions that we would have a right to staff on a timely basis, and Accenture may not be satisfied with the quality or performance of the resources that we staff.  This may lead to the termination of the agreement, which either party can seek upon ninety days notice.

ITEM 2.  PROPERTIES

          Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131.   The lease on these premises covers 10,780 square feet and expires June 30, 2005. We also have offices in Atlanta, Boston, Chicago, Cleveland, Frankfurt, New York, Philadelphia, and London. We believe that we will be able to obtain suitable space as needed.  We own no real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3.  LEGAL PROCEEDINGS

          Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD.  A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint.  The plaintiffs did not file an amended complaint within the time allowed by the court.  On February 11, 2004, the court entered a final judgement dismissing the case against all parties with prejudice and closed the case.   The time for appeal has expired.  This matter is concluded.

          Between September and October 1998, seven purported class action suits were filed against THINK New Ideas, Inc. (“THINK New Ideas”) and certain of its then current and former officers and directors alleging violations of the Securities Exchange Act of 1934. All seven of these lawsuits were consolidated by order of the court.  On November 5, 1999, THINK New Ideas merged with and into a wholly owned subsidiary of the Company. On April 18, 2002, the parties reached an agreement in principle to settle this action. On September 16, 2002 the court approved the terms of the settlement in all respects and dismissed the complaint with prejudice. The time for appeal has expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.  On November 10, 2003, the court issued its final order approving the distribution of the net settlement funds in this case.  This matter is concluded.

          We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	High	Low

2003
Fourth Quarter	$6.35	$3.21
Third Quarter	$4.03	$2.19
Second Quarter	$2.59	$1.75
First Quarter	$2.97	$1.95

2002
Fourth Quarter	$3.29	$1.43
Third Quarter	$3.91	$1.52
Second Quarter	$7.30	$3.60
First Quarter	$8.34	$4.65

          The closing sale price for the common stock on March 5, 2004 was $7.71 .

          As of March 5, 2004, there were approximately 325 holders of record of our common stock and 44,872,006 shares of common stock outstanding.

Company Dividend Policy

          We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended January 2, 2004, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001	December 29, 2000	December 31, 1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$117,945	$156,357	$220,966	$260,892	$202,318
Reimbursements	14,442	20,490	29,377	35,811	29,255

Total revenues	132,387	176,847	250,343	296,703	231,573

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	73,061	104,981	132,843	147,040	118,844
Reimbursable expenses	14,442	20,490	29,377	35,811	29,255

Total project personnel and expenses	87,503	125,471	162,220	182,851	148,099

Selling, general and administrative expenses	43,951	53,416	77,087	92,321	57,297
Impairment of goodwill	—	20,000	—	—	—
Restructuring costs	4,875	10,886	5,619	3,268	—
Stock compensation expense	1,236	—	4,855	853	960

Total costs and operating expenses	137,565	209,773	249,781	279,293	206,356

Income (loss) from operations	(5,178)	(32,926)	562	17,410	25,217
Other income (expense):
Litigation settlement	—	—	—	1,850	—
Non-cash investment losses	—	—	—	(2,350)	—
Interest income (expense), net	706	570	843	589	(26)

Income (loss) before income taxes, loss from discontinued operations, extraordinary loss and cumulative effect of change in accounting principle	(4,472)	(32,356)	1,405	17,499	25,191
Income taxes	350	(3,508)	1,807	8,571	11,431

Income (loss) from continuing operations	(4,822)	(28,848)	(402)	8,928	13,760
Loss from discontinued operations, net of income taxes	—	(8,911)	(8,117)	(1,027)	(10,513)

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(4,822)	(37,759)	(8,519)	7,901	3,247
Extraordinary loss on early extinguishment of debt, net of taxes	—	—	—	—	(2,113)
Cumulative effect of change in accounting principle	—	(31,200)	—	—	—

Net income (loss)	$(4,822)	$(68,959)	$(8,519)	$7,901	$1,134

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.62)	$(0.01)	$0.22	$0.39
Loss from discontinued operations, net of income taxes	$—	$(0.19)	$(0.18)	$(0.02)	$(0.30)
Extraordinary loss on early extinguishment of debt	$—	$—	$—	$—	$(0.06)
Cumulative effect of change in accounting principle	$—	$(0.68)	$—	$—	$—
Net income (loss) per common share	$(0.11)	$(1.49)	$(0.19)	$0.20	$0.03
Weighted average common shares outstanding	45,140	46,348	43,999	40,262	34,953

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.62)	$(0.01)	$0.20	$0.32
Loss from discontinued operations, net of income taxes	$—	$(0.19)	$(0.18)	$(0.02)	$(0.24)
Extraordinary loss on early extinguishment of debt	$—	$—	$—	$—	$(0.05)
Cumulative effect of change in accounting principle	$—	$(0.68)	$—	$—	$—
Net income (loss) per common share	$(0.11)	$(1.49)	$(0.19)	$0.18	$0.03
Weighted average common shares and common share equivalents	45,140	46,348	43,999	45,137	43,098

	January 2, 2004	January 3, 2003	December 28, 2001	December 29, 2000	December 31, 1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,441	$63,419	$59,888	$51,662	$27,124
Restricted cash	$3,000	$2,909	$—	$—	$—
Marketable investments	$10,000	$—	$—	$—	$2,432
Working capital	$53,590	$72,851	$81,313	$74,787	$55,166
Total assets	$135,223	$145,361	$211,919	$228,676	$200,713
Shareholders’ equity	$105,235	$113,047	$177,701	$172,054	$140,270

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Answerthink is a leading business and technology consulting firm that provides services designed to enable companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients improve performance and maximize returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, business intelligence, and offshore application development and support.  Answerthink was formed on April 23, 1997.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgements that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

     Revenue Recognition

          Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis based on the number of hours worked by our consultants at an agreed upon rate per hour or on a fixed-fee or capped-fee basis.  Revenues related to time and material contracts are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized based on our evaluation of actual costs incurred to date compared to total estimated costs using the percentage of completion method of accounting. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Unbilled revenues represent revenues for services performed that have not been invoiced. If we do not accurately estimate the resources required or the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenues and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

          The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, are typically terminable by the client upon 30 days’ notice.  Upon early termination of an engagement, the client is required to pay for all time, materials and expenses incurred by us through the effective date of the termination.  In addition, from time to time we enter into agreements with our clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period.  These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients.  These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

          The foregoing list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Please see our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

          Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2003, 2002 and 2001 ended on January 2, 2004, January 3, 2003 and December 28, 2001, respectively.  Our fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

          The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

	Year Ended

	January 2, 2004		January 3, 2003		December 28, 2001

	(in thousands, except percentage data)
Revenues:
Revenues before reimbursements	$117,945	89.1%	$156,357	88.4%	$220,966	88.3%
Reimbursements	14,442	10.9%	20,490	11.6%	29,377	11.7%

Total revenues	132,387	100.0%	176,847	100.0%	250,343	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	73,061	55.2%	104,981	59.4%	132,843	53.1%
Reimbursable expenses	14,442	10.9%	20,490	11.6%	29,377	11.7%

Total project personnel and expenses	87,503	66.1%	125,471	71.0%	162,220	64.8%

Selling, general and administrative expenses	43,951	33.2%	53,416	30.2%	77,087	30.8%
Impairment of goodwill	—	—	20,000	11.3%	—	—
Restructuring costs	4,875	3.7%	10,886	6.2%	5,619	2.2%
Stock compensation expense	1,236	0.9%	—	—	4,855	2.0%

Total costs and operating expenses	137,565	103.9%	209,773	118.7%	249,781	99.8%

Income (loss) from operations	(5,178)	(3.9)%	(32,926)	(18.7)%	562	0.2%
Other income (expense):
Interest income (expense), net	706	0.5%	570	0.4%	843	0.3%

Income (loss) before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(4,472)	(3.4)%	(32,356)	(18.3)%	1,405	0.5%
Income taxes	350	0.2%	(3,508)	(2.0)%	1,807	0.7%

Loss from continuing operations	(4,822)	(3.6)%	(28,848)	(16.3)%	(402)	(0.2)%
Loss from discontinued operations, net of income taxes	—	—	(8,911)	(5.1)%	(8,117)	(3.2)%

Loss before cumulative effect of change in accounting principle	(4,822)	(3.6)%	(37,759)	(21.4)%	(8,519)	(3.4)%
Cumulative effect of change in accounting principle	—	—	(31,200)	(17.6)%	—	—

Net loss	$(4,822)	(3.6)%	$(68,959)	(39.0)%	$(8,519)	(3.4)%

Comparison of 2003 to 2002

          Overview.  We reported a net loss of $4.8 million in 2003 compared to a net loss of $69.0 million in 2002. Our $4.8 million loss during 2003 included restructuring costs of $4.9 million and non-cash stock compensation expense of $1.2 million.  The restructuring costs related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities.  The compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above pursuant to a voluntary stock option exchange program which ended on July 14, 2003.  Our $69.0 million net loss during 2002 included a $31.2 million cumulative effect of change in accounting principle as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, a non-cash goodwill impairment charge of $20.0 million, restructuring costs of $10.9 million and a loss from discontinued operations of $8.9 million related to our interactive marketing business during those years.

          Revenues.   Revenues decreased 25.1% to $132.4 million in 2003 from $176.8 million in 2002. The decrease in revenues was primarily attributable to lower revenues from a few of our larger customers due to the completion of some of their larger projects, as well as lower demand for information technology services as clients continued to reduce or defer expenditures for these services in 2003. Reimbursements as a percentage of revenues were 11% and 12% during fiscal years 2003 and 2002, respectively.  In fiscal year 2003, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 20% of total revenues. In fiscal year 2002, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for 36% of total revenues.

          Project Personnel and Expenses.  Project personnel costs and expenses consist primarily of salaries, benefits and incentive compensation for consultants. Project personnel costs and expenses decreased 30.3% to $87.5 million in 2003 from $125.5 million in 2002. The decrease in project personnel and expenses was primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 483 as of January 2, 2004 compared to 620 as of January 3, 2003. Project personnel and expenses as a percentage of revenues decreased to 66.1% in 2002 from 71.0% in 2002. This decrease was primarily the result of higher utilization of consultants during 2003 compared to 2002, partially offset by slightly higher average cost per consultant attributable to a greater percentage of senior resources during 2003 compared to 2002.

          Selling, General and Administrative.   Selling, general and administrative expenses decreased 17.7% to $44.0 million in 2003 from $53.4 million in 2002. The overall decrease in selling, general and administrative expenses were primarily due to our continued cost control initiatives and reduced discretionary spending.  We reduced functional support headcount and as a result incurred $755,000 of severance costs in 2003 compared to $202,000 in 2002.  Additionally, we incurred lower recruiting, selling, marketing and bad debt expenses and reduced property and facility expenses as a result of a decrease in the number of offices from 12 at the end of 2002 to 9 at the end of 2003.  These reductions in expenses were partially offset by an increase in selling, general and administrative expenses for The Hackett Group related to an increased sales force and other administrative personnel.  Selling, general and administrative expenses as a percentage of revenues increased to 33% in 2003 from 30% in 2002.  This is primarily attributable to increased Hackett Group selling, general and administrative expenses and the impact of fixed expenses on a lower level of revenues in 2003 compared to 2002.

          Impairment of Goodwill and Cumulative Effect of Change in Accounting Principle.   We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2002. The new accounting rule eliminated the amortization of goodwill and changed the method of determining whether there is a goodwill impairment from an undiscounted cash flow method to a fair value method. As a result of the adoption of this standard, we incurred a non-cash transitional impairment charge of $31.2 million in the first quarter of 2002 due to the cumulative effect of a change in accounting principle. The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. We performed an impairment test primarily as a result of the decline in our stock price and that of our peer group during the third quarter of 2002 and recorded a non-cash impairment charge of $20.0 million.

          Restructuring Costs.  Restructuring costs were $4.9 million and $10.9 million in 2003 and 2002, respectively. Restructuring costs in 2003 relate to an increase in previously established reserves recorded in the fourth quarters of 2002 and 2001 for the closure and consolidation of facilities. Existing reserves were increased to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities.  The 2002 costs consisted of $1.5 million for reduction in consultants and functional support personnel and $9.4 million for closure and consolidation of facilities and related exit costs, including a $5.0 million write-off of leasehold improvements and other assets. The 2002 restructuring plan involved the termination of approximately 100 employees. These actions were taken as a result of the continued decline in demand for technology services throughout 2002 and 2003. We took steps to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

          Stock Compensation Expense.  Stock compensation expense in 2003 primarily related to the issuance of restricted stock units under a voluntary stock option exchange program, which ended on July 14, 2003. This program involved voluntary stock option exchanges for employees at a senior director level or above who had been with the Company since July 4, 2002.  We recorded a non-cash compensation charge of $1.1 million for the year ended January 2, 2004 based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date.

          Income Taxes. In 2003, we recorded $350,000 of income tax expense for state and foreign taxes, which represented 7.8% of our pre-tax income. We did not recognize an income tax benefit for federal and state taxes due to the establishment of a valuation allowance for the tax benefit generated on losses during 2003. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded an income tax benefit of $3.5 million in 2002, which represented 10.8% of our 2002 loss before discontinued operations and cumulative effect of change in accounting principle. The low effective tax rate for 2002 was primarily due to the $20.0 million charge for the impairment of goodwill which was not deductible for tax purposes and to the establishment of a valuation allowance on our net deferred tax assets that existed at the end of the year.

          In 2002, we discontinued our interactive marketing business which we acquired with THINK New Ideas. We claimed a $92.0 million worthless stock deduction for our investment in THINK New Ideas in our 2002 tax return as a result of the discontinuance of THINK New Ideas. We voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. This review is currently in process. Although we believe our tax position is sustainable, there is no assurance that the IRS will agree with our conclusion or the amount of the deduction. The final resolution of this matter could result in a deduction materially less than the amount claimed.

          At the end of 2003, we had a net operating loss carryforward available for tax purposes of $92.0 million, which we will use in future years to offset future taxable income.

          Loss from Discontinued Operations.   Results for 2002 included a net loss of $8.9 million from the discontinued operations of our interactive marketing business. The operating results of the interactive marketing business have been reported as discontinued operations and results for prior periods have been restated. The 2002 loss from discontinued operations includes restructuring costs of $3.4 million for reduction in consultants and for closure and consolidation of facilities and related exit costs. For the year ended January 3, 2003, total revenues for discontinued operations were $7.2 million.

Comparison of 2002 to 2001

          Overview.  We reported a net loss of $69.0 million in 2002 compared to a net loss of $8.5 million in 2001. Our $69.0 million net loss during 2002 included a $31.2 million cumulative effect of change in accounting principle as a result of the adoption of SFAS No. 142, a non-cash goodwill impairment charge of $20.0 million, restructuring costs of $10.9 million and a loss from discontinued operations of $8.9 million related to our interactive marketing business. Our $8.5 million net loss during 2001 included a loss from discontinued operations of $8.1 million, restructuring costs of $5.6 million and $4.9 million of non-cash compensation expense. The compensation expense was primarily related to the granting of “in-the-money” stock options to participants in our Employee Stock Purchase Plan in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001.

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

          Project Personnel and Expenses.   Project personnel costs and expenses consist primarily of salaries, benefits and incentive compensation for consultants. Project personnel costs and expenses decreased 22.7% to $125.5 million in 2002 from $162.2 million in 2001. The decrease in project personnel and expenses was primarily due to the reduction in the number of consultants in order to balance workforce capacity with market demand for services. Consultant headcount was 620 as of January 3, 2003 compared to 887 as of December 28, 2001. Project personnel and expenses as a percentage of revenues increased to 71.0% in 2002 from 64.8% in 2001. This increase in project personnel costs and expenses as a percentage of  revenues was primarily the result of lower per hour billing rates charged to customers and a higher average cost per consultant attributable to a greater percentage of senior associates working on projects during 2002 compared to 2001.

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

          Impairment of Goodwill and Cumulative Effect of Change in Accounting Principle.   We adopted SFAS No. 142 during the first quarter of 2002. As a result of this adoption, we eliminated the amortization of goodwill and incurred a non-cash transitional impairment charge of $31.2 million in the first quarter of 2002 due to the cumulative effect of a change in accounting principle. In the third quarter of 2002, we performed an impairment test primarily as a result of the decline in our stock price and that of our peer group and recorded a non-cash impairment charge of $20.0 million.

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

Liquidity and Capital Resources

          We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At January 2, 2004, we had $54.4 million of cash and cash equivalents compared to $63.4 million at January 3, 2003. We had $3.0 million and $2.9 million at January 2, 2004 and January 3, 2003, respectively, on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. At January 2, 2004 the Company also had $10 million in marketable investments.

          In August 2002, we cancelled our $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002, we had no borrowings outstanding under the facility.

          There were no material capital commitments at January 2, 2004. The following summarizes our lease commitments under non-cancelable operating leases for premises at January 2, 2004 (in thousands):

Less than 1 year	$6,367
1-3 years	10,467
4-5 years	9,231
After 5 years	18,506

44,571
Less: sublease income	13,328

Total minimum lease payments, less sublease income	$31,243

          Net cash provided by operating activities was $9.9 million for 2003 compared to $7.0 million during 2002. During 2003, net cash provided by operating activities was primarily attributable to $6.0 million of non-cash expenses, a $10.1 million decrease in prepaid expenses and other assets primarily related to an $8.5 million tax refund received in the second quarter of 2003, and a $1.3 million decrease in accounts receivable and unbilled revenue. These effects were partially offset by our net loss of $4.8 million, a $2.1 million decrease in accounts payable and a $600 thousand decrease in accrued expenses and other liabilities. During 2002, net cash provided by operating activities was primarily attributable to a $18.9 million decrease in accounts receivable and unbilled revenue. This was partially offset by a $5.4 million increase in prepaid expenses and other assets, a $3.9 million decrease in accrued expenses and other liabilities and our $69.0 million net loss adjusted for non-cash expenses of $67.5 million. Non-cash expenses included the impact of adopting SFAS No. 142, impairment of goodwill, write-off of leasehold improvements, depreciation, deferred income taxes and provision for doubtful accounts.

          Net cash used in investing activities was $14.6 million for 2003 compared to $7.8 million used during 2002. The uses of cash for investing activities in 2003 were attributable to the purchase of $10.0 million of marketable securities, $1.2 million for purchases of property and equipment and $3.3 million used in the acquisition of a business. The uses of cash for investing activities in 2002 were attributable to $4.0 million of purchases of property and equipment, an increase in restricted cash of $2.9 million and $851 thousand used in acquisitions of businesses.

          Net cash used in financing activities was $4.2 million in 2003 compared to cash provided of $4.3 million during 2002. Cash used in financing activities during 2003, consisted of $5.5 million for repurchases of our common stock, offset by $1.3 million of proceeds from the sale of stock through our Employee Stock Purchase Plan, and from exercises of stock options. Cash provided by financing activities during 2002 consisted of $6.5 million of proceeds from the sale of common stock through our Employee Stock Purchase Plan and from exercises of stock options, offset by repurchases of our common stock of $2.2 million.

          On June 11, 2003, we commenced two tender offer programs involving voluntary stock option exchanges for our employees. The offering periods for the two stock option exchange programs ended on July 14, 2003. One program was offered to employees at a director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase our common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of our common stock equal to an amount depending on the exercise price of the surrendered options. Options for 521,991 shares were tendered on July 14, 2003 in the exchange program. On January 15, 2004, the Company granted 163,995 options to purchase shares of the Company’s common stock in exchange for the options tendered. The new options were granted six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.34, which was the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on January 15, 2004. The new options will vest over a two-year period from the date of grant. The other program was offered to employees at a senior director level or above, who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase our common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, we accepted for cancellation options to purchase 3,826,561 shares of our common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program.  Pursuant to the terms of the exchange program, we issued 3,826,561 restricted stock units on July 14, 2003 in exchange for the options surrendered. The issuance of these restricted stock units resulted in $1.1 million of stock compensation expense for the year ended January 2, 2004 and is expected to result in approximately $580 thousand of stock compensation expense per quarter over the next four years.  The remaining 218,621 eligible options that were not exchanged are required to be accounted for under variable plan accounting under APB Opinion No. 25.  The weighted average exercise price of these remaining eligible options is $4.01.  Variable plan accounting resulted in approximately $103 thousand of stock compensation expense for the year ended January 2, 2004.

          On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 2, 2004, we had repurchased 3,550,279 shares of our common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from our president, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At January 2, 2004, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANSWERTHINK, INC.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of
Answerthink, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at January 2, 2004 and January 3, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, pursuant to the adoption of Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, the Company changed its method of accounting for goodwill in the year ended January 3, 2003.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 1, 2004

ANSWERTHINK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 2, 2004	January 3, 2003

ASSETS

Current assets:
Cash and cash equivalents	$54,441	$63,419
Restricted cash	—	2,909
Accounts receivable and unbilled revenue, net of allowance of $1,757 and $3,526 in 2003 and 2002, respectively	24,877	24,159
Prepaid expenses and other assets	4,260	14,678

Total current assets	83,578	105,165

Marketable investments	10,000	—
Restricted cash	3,000	—
Property and equipment, net	8,714	11,790
Other assets	3,211	1,686
Goodwill, net	26,720	26,720

Total assets	$135,223	$145,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,793	$5,684
Accrued expenses and other liabilities	26,195	26,630

Total current liabilities	29,988	32,314

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 48,290,640 shares at January 2, 2004; 47,728,129 shares at January 3, 2003	48	48
Additional paid-in capital	274,481	263,626
Unearned compensation	(8,367)	—
Treasury stock, at cost, 3,550,279 shares at January 2, 2004 and 1,146,000 shares at January 3, 2003	(7,686)	(2,208)
Accumulated deficit	(153,241)	(148,419)

Total shareholders’ equity	105,235	113,047

Total liabilities and shareholders’ equity	$135,223	$145,361

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Revenues:
Revenues before reimbursements	$117,945	$156,357	$220,966
Reimbursements	14,442	20,490	29,377

Total revenues	132,387	176,847	250,343

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	73,061	104,981	132,843
Reimbursable expenses	14,442	20,490	29,377

Total project personnel and expenses	87,503	125,471	162,220

Selling, general and administrative expenses	43,951	53,416	77,087
Impairment of goodwill	—	20,000	—
Restructuring costs	4,875	10,886	5,619
Stock compensation expense	1,236	—	4,855

Total costs and operating expenses	137,565	209,773	249,781

Income (loss) from operations	(5,178)	(32,926)	562
Other income (expense):
Interest income	706	766	1,008
Interest expense	—	(196)	(165)

Income (loss) before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(4,472)	(32,356)	1,405
Income taxes	350	(3,508)	1,807

Loss from continuing operations	(4,822)	(28,848)	(402)
Loss from discontinued operations, net of income taxes	—	(8,911)	(8,117)

Loss before cumulative effect of change in accounting principle	(4,822)	(37,759)	(8,519)
Cumulative effect of change in accounting principle	—	(31,200)	—

Net loss	$(4,822)	$(68,959)	$(8,519)

Basic net loss per common share:
Loss from continuing operations	$(0.11)	$(0.62)	$(0.01)
Loss from discontinued operations, net of income taxes	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$(0.68)	$—
Net loss per common share	$(0.11)	$(1.49)	$(0.19)

Weighted average common shares outstanding	45,140	46,348	43,999

Diluted net loss per common share:
Loss from continuing operations	$(0.11)	$(0.62)	$(0.01)
Loss from discontinued operations, net of income taxes	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$(0.68)	$—
Net loss per common share	$(0.11)	$(1.49)	$(0.19)

Weighted average common and common equivalent shares outstanding	45,140	46,348	43,999

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Unearned Compensation	Accumulated Deficit	Total Shareholders’ Equity

	Shares	Amount		Shares	Amount

Balance at December 29, 2000	44,235	$44	$243,299	—	$—	$(348)	$(70,941)	$172,054
Issuance of common stock	890	1	4,366	—	—	—	—	4,367
Issuance of stock options	—	—	4,218	—	—	—	—	4,218
Issuance of common stock for business acquisitions	755	1	5,232	—	—	—	—	5,233
Amortization of deferred compensation expense	—	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	—	(8,519)	(8,519)

Balance at December 28, 2001	45,880	$46	$257,115	—	$—	$—	$(79,460)	$177,701
Issuance of common stock	1,848	2	6,511	—	—	—	—	6,513
Treasury stock purchased	—	—	—	(1,146)	(2,208)	—	—	(2,208)
Net loss	—	—	—	—	—	—	(68,959)	(68,959)

Balance at January 3, 2003	47,728	$48	$263,626	(1,146)	$(2,208)	$—	$(148,419)	$113,047
Issuance of common stock	563	—	1,252	—	—	—	—	1,252
Treasury stock purchased	—	—	—	(2,404)	(5,478)	—	—	(5,478)
Issuance of restricted stock units, net of cancellations	—	—	9,487	—	—	(9,487)	—	—
Amortization of restricted stock units	—	—	—	—	—	1,120	—	1,120
Stock compensation expense	—	—	13	—	—	—	—	13
Variable stock options	—	—	103	—	—	—	—	103
Net loss	—	—	—	—	—	—	(4,822)	(4,822)

Balance at January 2, 2004	48,291	$48	$274,481	(3,550)	$(7,686)	$(8,367)	$(153,241)	$105,235

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Cash flows from operating activities:
Net loss	$(4,822)	$(68,959)	$(8,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	31,200	—
Impairment of goodwill	—	20,000	—
Write-off of leasehold improvements and other assets	—	5,217	—
Depreciation and amortization	4,954	5,327	12,531
Non-cash compensation expense	1,236	—	4,855
Provision for doubtful accounts	(235)	779	5,279
Deferred income taxes	—	4,961	(160)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable and unbilled revenue	1,309	18,930	17,959
Decrease (increase) in prepaid expenses and other assets	10,075	(5,419)	740
Decrease in accounts payable	(2,066)	(230)	(4,819)
Decrease in accrued expenses and other liabilities	(586)	(4,776)	(12,351)

Net cash provided by operating activities	9,865	7,030	15,515
Cash flows from investing activities:
Purchases of property and equipment	(1,225)	(4,044)	(9,514)
Increase in restricted cash	(91)	(2,909)	—
Purchases of marketable investments	(10,000)	—	—
Cash used in acquisition of businesses, net of cash acquired	(3,301)	(851)	(2,142)

Net cash used in investing activities	(14,617)	(7,804)	(11,656)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,252	6,513	4,367
Repurchases of common stock	(5,478)	(2,208)	—

Net cash provided by (used in) financing activities	(4,226)	4,305	4,367

Net increase (decrease) in cash and cash equivalents	(8,978)	3,531	8,226
Cash and cash equivalents at beginning of year	63,419	59,888	51,662

Cash and cash equivalents at end of year	$54,441	$63,419	$59,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$72	$92
Cash paid for income taxes	$110	$133	$1,524

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Significant Accounting Policies

     Nature of Business

          Answerthink, Inc. (the “Company” or “Answerthink”) is a leading business and technology consulting firm. Answerthink’s capabilities include benchmarking, business transformation, business applications, business intelligence, and offshore application development and support.

     Principles of Consolidation

          The consolidated financial statements and information herein include the accounts of Answerthink and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year

          The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2003, 2002 and 2001 ended on January 2, 2004, January 3, 2003 and December 28, 2001, respectively.  Fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

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

     Marketable investments

          Marketable investments are available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and accumulated as a separate component of stockholders’ equity, net of any related tax effect.  The difference between fair market value and cost was not material at January 2, 2004.  Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense).

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

          The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment test primarily as a result of the decline in stock prices for the Company and its peer group during the quarter ended September 27, 2002 and recorded a non-cash impairment charge of $20.0 million.  In our fiscal 2003 annual analysis conducted in the fourth quarter of fiscal 2003, we concluded that we did not have any additional impairment of goodwill.

          Goodwill amortization for the year ended December 28, 2001 was $6.7 million, of which, $2.8 million is included in the loss from discontinued operations in the consolidated statements of operations. The following schedule reconciles net loss and per share amounts for the year ended December 28, 2001 adjusted for SFAS No. 142 (in thousands, except per share data):

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Net loss as reported	$(4,822)	$(68,959)	$(8,519)
Add back: Goodwill amortization	—	—	6,657

Adjusted net loss	$(4,822)	$(68,959)	$(1,862)

Basic net loss per share:
Net loss as reported	$(0.11)	$(1.49)	$(0.19)
Goodwill amortization	—	—	0.15

Adjusted net loss per share	$(0.11)	$(1.49)	$(0.04)

Diluted net loss per share:
Net loss as reported	$(0.11)	$(1.49)	$(0.19)
Goodwill amortization	—	—	0.15

Adjusted net loss per share	$(0.11)	$(1.49)	$(0.04)

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

     Reimbursable Expenses

          During the first quarter of 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred. In accordance with the provisions of EITF Issue No. 01-14, reimbursements received from customers for out-of-pocket expenses incurred by employees are classified as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to project personnel and expenses in the statement of operations. The statement of operations for the year ended December 28, 2001 was reclassified to comply with the guidance in EITF Issue No. 01-14. Adoption of the provisions had no impact on the reported net loss or net loss per share.

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

          Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 8. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 would have been adjusted to the pro forma amounts indicated as follows (in thousands, expect per share data):

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Net loss, as reported	$(4,822)	$(68,959)	$(8,519)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax benefits	$(5,466)	$(27,802)	$(4,929)
Pro forma net loss	$(10,288)	$(96,761)	$(13,448)
Basic net loss per common share
As reported	$(0.11)	$(1.49)	$(0.19)
Pro forma	$(0.23)	$(2.09)	$(0.31)
Diluted net loss per common share
As reported	$(0.11)	$(1.49)	$(0.19)
Pro forma	$(0.23)	$(2.09)	$(0.31)

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

          Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares which were not included in the diluted loss per share calculation for the years ending January 2, 2004, January 3, 2003 and December 28, 2001 included 1,806,963 shares, 333,644 shares and 1,444,392 shares, respectively, of unvested restricted stock issued to employees and 289,647 shares, 310,478 shares, and 860,751 shares, respectively, of common stock issuable upon the exercise of stock options and warrants assuming the treasury stock method.

      Fair Value of Financial Instruments

          The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable, and accrued expenses and other liabilities. At January 2, 2004, and January 3, 2003, the fair value of these instruments approximated their carrying value.

     Concentration of Credit Risk

          The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal year 2003, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 20% of total revenues. In fiscal year 2002, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 36% of total revenues. In fiscal year 2001, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 39% of total revenues.

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

2.  Acquisitions and Investing Activities

          During the three year period ended January 2, 2004, the Company acquired four businesses providing information technology services (collectively, the “Acquired Entities”) in separate transactions.  One was completed in 2003, two were completed in 2002 and one was completed in 2001. Aggregate consideration for the Acquired Entities was $6.3 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition. During 2000, the Company recorded a liability of $5.2 million for an earned contingent consideration paid in the Company’s common stock in March 2001, when the Company issued 755,374 shares of the Company’s common stock for the earned contingent consideration.

          The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2003	2002	2001

Fair value of net assets (excluding cash) acquired	$1,264	$851	$150
Goodwill	—	—	1,992
Intangible assets	2,287	—	—
Common stock issued	—	—	(5,233)
Accrued earn-out	(250)	—	5,233

Cash used in acquisitions of businesses, net of cash acquired	$3,301	$851	$2,142

          These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price including any contingent consideration over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and/or intangible assets. The pro forma impact of the acquisitions completed in 2003, 2002 and 2001 was not significant to the results of the Company’s consolidated operations for the years ended January 2, 2004, January 3, 2003 and December 28, 2001.

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

               The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of January 2, 2004, and January 3, 2003 intangible assets totaled approximately $2.4 million and $953 thousand, respectively, net of accumulated amortization of $1.1 million and $208 thousand, respectively. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 3 years. Amortization expense for such intangible assets was $893 thousand and $208 thousand for the fiscal years ended January 2, 2004 and January 3, 2003, respectively. As of January 2, 2004 the Company estimates remaining amortization expense to be approximately $1.3 million, $800 thousand and $300 thousand in fiscal years 2004, 2005 and 2006, respectively.

3.   Property and Equipment

          Property and equipment consists of the following (in thousands):

	January 2, 2004	January 3, 2003

Equipment	$12,736	$12,320
Furniture and fixtures	385	738
Software	6,892	6,114
Leasehold improvements	5,123	5,057

	25,136	24,229
Less accumulated depreciation	(16,422)	(12,439)

	$8,714	$11,790

          During fiscal year 2002, write-offs of $5.0 million for leasehold improvements and other assets were recorded as part of the restructuring costs.

          Depreciation expense for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 was $4.1 million, $5.1 million and $5.5 million, respectively. Of these amounts, $1.0 million and $2.0 million for the years ended January 3, 2003 and December 28, 2001, respectively, are included in the loss from discontinued operations in the consolidated statements of operations.

4.  Accrued Expenses and Other Liabilities

          Accrued expenses and other liabilities consists of the following (in thousands):

	January 2, 2004	January 3, 2003

Accrued compensation and benefits	$5,364	$5,521
Accrued restructuring related expenses	10,071	9,616
Deferred revenue	4,850	6,453
Other accrued expenses	5,910	5,040

	$26,195	$26,630

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   Revolving Credit Facility

          In August 2002, the Company cancelled its $15.0 million revolving credit facility. At the time of cancellation and at all times throughout 2002 and 2001, there were no borrowings outstanding under the facility. Letters of credit of $2.6 million were outstanding under the agreement at the time of the cancellation. The Company has deposited $3.0 million and $2.9 million at January 2, 2004 and at January 3, 2003, respectively, with a financial institution as collateral for these letters of credit and has classified these as restricted cash on the accompanying consolidated balance sheets.

6.  Lease Commitments

          The Company has operating lease agreements for its premises that expire on various dates through 2015. Rent expense for the years ended January 2, 2004, January 3, 2003 and December 28, 2001 was $2.2 million, $4.9 million and $6.5 million, respectively.

          Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at January 2, 2004 are as follows (in thousands):

2004	$6,367
2005	5,356
2006	5,111
2007	4,721
2008	4,510
Thereafter	18,506

44,571
Less: sublease income	13,328

Total minimum lease payments, less sublease income	$31,243

7.  Income Taxes

          The components of the tax expense (benefit) for income taxes are as follows (in thousands):

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Current tax expense (benefit)
Federal	$—	$(8,469)	$1,173
State	262	—	514
Foreign	88	—	—

	350	(8,469)	1,687
Deferred tax expense
Federal	—	4,697	379
State	—	—	5
Foreign	—	264	(264)

	—	4,961	120

Income taxes	$350	$(3,508)	$1,807

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.  Income Taxes (continued)

          A reconciliation of the Federal statutory tax rate with the effective tax rate is as follows:

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

U.S. statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of Federal income tax benefit	3.8	—	24.0
Loss on investment in subsidiary	(129.6)	(85.2)	—
Valuation allowance	166.4	87.2	7.4
Goodwill amortization	—	21.6	52.1
Other, net	2.2	0.6	10.1

Effective rate	7.8%	(10.8)%	128.6%

          The components of the net deferred income tax asset are as follows (in thousands):

	January 2, 2004	January 3, 2003

Deferred income tax assets
Purchased research and development	$1,267	$1,267
Allowance for doubtful accounts	615	1,234
Net operating loss and tax credits carryforward	33,742	25,538
Accrued expenses and other liabilities	5,420	4,816

	41,044	32,855
Valuation allowance	(38,459)	(30,101)

	2,585	2,754

Deferred income tax liabilities
Depreciation and amortization	(1,973)	(1,869)
Other items	(612)	(885)

	(2,585)	(2,754)

Net deferred income tax asset	$—	$—

          An income tax receivable of $199,000 and $11.0 million is included in prepaid expenses and other assets in the consolidated balance sheets as of January 2, 2004 and January 3, 2003, respectively. Net deferred tax assets of $-0- were reflected in the consolidated balance sheets as of January 2, 2004 and January 3, 2003. At January 2, 2004 and January 3, 2003, the Company had $92.0 million and $68.0 million, respectively, of net operating loss carryforwards available for tax purposes, most of which expire in 2023 if not utilized.

          In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The Company claimed a $92.0 million worthless stock deduction for its investment in THINK New Ideas in its 2002 tax return as a result of the discontinuance of THINK New Ideas. The Company voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. This review is currently in process. Although the Company believes its tax position is sustainable, there is no assurance that the IRS will agree with the Company’s conclusion or the amount of the deduction. The final resolution of this matter could result in a deduction materially less than the amount claimed.

          The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  At January 2, 2004 and January 3, 2003, the Company had established a valuation allowance of $38.5 million and $30.1 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Shareholders’ Equity

     Securities Purchase Agreement

          In March 1999, THINK New Ideas entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Capital Ventures International and Marshall Capital Management, Inc. (the “Purchasers”) whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6 million, 609,799 shares of its common stock at $9.84 per share and warrants to purchase an additional 121,961 shares of common stock exercisable for a five-year term, at an exercise price of $14.76. All of these warrants were outstanding as of January 2, 2004.

          At any time prior to March 5, 2000 the Purchasers also had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 for $5.0 million and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94. All of these warrants were outstanding as of January 2, 2004.

      Stock Plans

          Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 2,750,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2003, 2002 and 2001, 455,482 shares, 734,047 shares and 298,210 shares, respectively, were issued.

          In 2001, the Company granted stock options to participants in the Company’s Employee Stock Purchase Plan. These options were granted in lieu of the Employee Stock Purchase Plan shares that could not be issued because the plan was oversubscribed for the purchase periods ending December 31, 2000 and June 30, 2001. The Company recorded a non-cash compensation charge of $4.2 million in the year ended December 28, 2001 based on the vesting provisions of the options for the difference between the fair market value of the stock on the option grant date and the exercise price. These options fully vested on June 30, 2001.

          The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant.  The options generally vest ratably over four years with a maximum term of 10 years.  The number of shares available for future issuance at January 2, 2004 is 11,345,018 shares.

          On June 11, 2003, the Company commenced two tender offer programs involving voluntary stock option exchanges for the Company’s employees. The offering periods for the two stock option exchange programs ended on July 14, 2003.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Shareholders’ Equity (continued)

          One program was offered to employees at a director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase the Company’s common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company’s common stock equal to an amount depending on the exercise price of the surrendered options. Options for 521,991 shares were tendered on July 14, 2003 in the exchange program. On January 15, 2004, the Company granted 163,995 options to purchase shares of the Company’s common stock in exchange for the options tendered. The new options were granted six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.34, which was the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on January 15, 2004. The new options will vest over a two-year period from the date of grant.

          The other program was offered to employees at a senior director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program.  Pursuant to the terms of the exchange program, the Company issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units resulted in approximately $1.1 million of stock compensation expense for the year ended January 2, 2004 and is expected to result in approximately $580 thousand of stock compensation expense per quarter over the next four years. As of January 2, 2004, there were 3,585,636 restricted stock units outstanding under this exchange program. The remaining 218,621 eligible options that were not exchanged are required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $4.01. Variable plan accounting resulted in approximately $103 thousand of stock compensation expense for the year ended January 2, 2004.

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

          Stock option activity under the Company’s stock option plans is summarized as follows:

	Year Ended

	January 2, 2004		January 3, 2003		December 28, 2001

	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price

Outstanding at beginning of year	8,263,971	$6.78	6,812,444	$8.42	9,871,253	$19.84
Granted	2,149,238	2.96	5,594,518	5.46	5,945,286	4.83
Exercised	(125,779)	5.29	(824,356)	3.47	(742,015)	3.19
Canceled	(7,273,805)	6.15	(3,318,635)	8.69	(8,262,080)	20.34

Outstanding at end of year	3,013,625	$5.69	8,263,971	$6.78	6,812,444	$8.42

Weighted average fair value of options granted during the period	$2.08		$3.83		$3.43

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Shareholders’ Equity (continued)

          The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

	Year Ended

	January 2, 2004	January 3, 2003	December 28, 2001

Expected volatility	100%	100%	100%
Average expected option life	4 years	4 years	4 years
Risk-free rate	2.5%	3.0%	4.5%
Dividend yield	0%	0%	0%

          The following table summarizes information about the Company’s stock options outstanding at January 2, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.45 - $2.74	619,037	8.3	$ 2.23	140,072	$ 2.28
$2.80 - $3.79	715,108	7.7	3.37	321,769	3.63
$4.66 - $5.98	571,854	8.4	5.46	203,856	5.41
$6.00 - $6.86	652,790	5.7	6.07	567,083	6.06
$7.08 - $9.97	186,763	6.2	8.77	139,876	8.80
$10.46 - $12.38	103,237	5.0	11.78	103,237	11.78
$16.25 - $18.50	105,139	5.3	17.40	96,648	17.42
$19.25 - $25.25	30,155	5.5	20.92	27,388	20.89
$25.94 - $32.56	29,542	4.3	30.19	23,248	29.63

	3,013,625	7.2	$ 5.69	1,623,177	$ 7.08

     Treasury Stock

          On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. During the second quarter of 2003, the Board of Directors approved the repurchase of an additional $5 million of the Company’s common stock. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 2, 2004, the Company had repurchased 3,550,279 shares of its common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from our president, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

     Shareholder Rights Plan

          On February 13, 2004, the Board of Directors of the Company adopted a Shareholder Rights Plan. Under the plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of common stock of the Company that was outstanding on February 26, 2004. Each right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a purchase price of $32.50, subject to adjustment.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.  Shareholders’ Equity (continued)

          The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 15% or more of the Company’s outstanding common stock, or a person or group commences or publicly announces a tender offer that will result in such a person or group owning 15% or more of the Company’s outstanding common stock.  However, Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.), together with its affiliates and associates will be permitted to acquire up to 20% or more of the common stock without making the rights exercisable. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $32.50, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each right.

          The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its stockholders, the Board of Directors may redeem the Rights for $0.001 per share at any time prior to a person or group becoming an acquiring person. The Rights will expire on February 13, 2014.

     Equity Related Commitments

          Pursuant to an agreement with the Chief Executive Officer (“CEO”) of the Hackett Group, Inc. (“Hackett”), one of our wholly owned subsidiaries, in the event of an initial public offering (“IPO”) of common stock or sale of Hackett, the CEO will receive a 5% pre-sale/distributed equity ownership interest in Hackett. This ownership interest will be given in exchange for the surrender of Answerthink stock options held by the CEO. The equity value distributed will vest 50% at the IPO or sale and 50% on the first anniversary of such IPO or sale.

          In addition, in the event of an IPO or sale of Hackett and subject to meeting certain performance criteria, certain employees of Hackett may elect to convert on a 1:1 to 3:1 basis, the in-the-money cash value of each of their Answerthink options or restricted stock units to an equivalent number of options or shares of Hackett common stock at the IPO price.

9.  Benefit Plan

          The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2003 and 2002, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries.  The Company’s matching contributions were $169,000, $656,000 and $736,000 for the years ended January 2, 2004, January 3, 2003 and December 28, 2001, respectively.

10.  Restructuring Costs

          The Company recorded restructuring costs of  $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. In 2003 the Company recorded restructuring costs of $4.9 million to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Restructuring Costs (continued)

and longer than expected time estimates to sublease excess facilities. The 2003 restructuring costs consisted of additions to the 2002 and 2001 restructuring accruals of $3.1 million and $1.8 million, respectively.

          The following table sets forth the detail and activity in the restructuring expense accruals during the years ended January 2, 2004, January 3, 2003 and December 28, 2001 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 29, 2000	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	2001 Expenditures	2002 Expenditures	2003 Expenditures	Accrual Balance at January 2, 2004

Severance and other employee costs	$ —	$ 3,694	$ 559	$ (3,186)	$ (1,067)	$ —	$ —
Closure and consolidation of facilities and related exit costs	—	3,675	2,311	(248)	(1,965)	(933)	2,840

Total restructuring accrual	$ —	$ 7,369	$ 2,870	$ (3,434)	$ (3,032)	$ (933)	$ 2,840

2002 Restructuring Accrual

	Accrual Balance at December 28, 2001	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	2002 Asset Write-offs	2002 Expenditures	2003 Expenditures	Accrual Balance at January 2, 2004

Severance and other employee costs	$ —	$ 1,528	$ 616	$ —	$ (855)	$ (1,289)	$ —
Closure and consolidation of facilities and related exit costs	—	12,483	2,747	(5,217)	(584)	(2,198)	7,231

Total restructuring accrual	$ —	$ 14,011	$ 3,363	$ (5,217)	$ (1,439)	$ (3,487)	$ 7,231

11.  Discontinued Operations

          As a result of a decline in the demand for interactive marketing services, during 2002, the Company discontinued the interactive marketing business which was acquired in the merger with THINK New Ideas in 1999. In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations and results for prior periods have been restated.

          The following table sets forth revenues, pre-tax loss, income tax benefit and loss from discontinued operations for the years ended January 3, 2003, and December 28, 2001 (in thousands):

	January 3, 2003	December 28, 2001

Revenues	$7,235	$28,942

Pre-tax loss from discontinued operations	$(8,911)	$(10,085)
Income tax benefit	$—	$(1,968)
Loss from discontinued operations	$(8,911)	$(8,117)

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

          Included in the loss from discontinued operations for fiscal years 2002 and 2001 were restructuring costs of $3.4 million and $2.9 million, respectively, for reduction in consultants and for closure and consolidation of facilities and related exit costs.

12.   Litigation

          Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD.  A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint.  The plaintiffs did not file an amended complaint within the time allowed by the court.  On February 11, 2004, the court entered a final judgement dismissing the case against all parties with prejudice and closed the case.   The time for appeal has expired.  This matter is concluded.

          Between September and October 1998, seven purported class action suits were filed against THINK New Ideas, Inc. (“THINK New Ideas”) and certain of its then current and former officers and directors alleging violations of the Securities Exchange Act of 1934. All seven of these lawsuits were consolidated by order of the court.  On November 5, 1999, THINK New Ideas merged with and into a wholly owned subsidiary of the Company.   On April 18, 2002, the parties reached an agreement in principle to settle this action. On September 16, 2002 the court approved the terms of the settlement in all respects and dismissed the complaint with prejudice. The time for appeal has expired and the settlement has become final. The full amount of the settlement has been paid by THINK New Ideas’ insurance carrier.  On November 10, 2003, the court issued its final order approving the distribution of the net settlement funds in this case.  This matter is concluded.

          The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the Company’s financial position or results of operations.

13.  Related Party Transactions

          During 2002, the Company and HCL Technologies Limited, an Indian information technology services and product engineering firm, formed HCL-Answerthink, Inc. to provide offshore custom application development and support services. The Company has a non-controlling equity interest of 50% in this joint venture. For the year ended January 2, 2004 and January 3, 2003, the Company’s net equity income (loss) from the joint venture was $30,000 and ($687,000), respectively. During 2003 and 2002, the Company sold services of $232,000 and $233,000, respectively, to the joint venture. The Company also incurred costs of $194,000 and $230,000 for consulting services provided by the joint venture to Answerthink in 2003 and 2002, respectively. In addition, the Company reduced general and administrative expenses by $14,000 and $856,000 for administrative services billed to the joint venture during 2003 and 2002, respectively. At January 2, 2004 and January 3, 2003, the Company had receivables of $258,000 and $550,000, respectively, due from the joint venture and payables of $193,000 and $230,000, respectively, due to the joint venture.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.   Quarterly Financial Information (unaudited)

          The following table presents unaudited supplemental quarterly financial information for the years ended January 2, 2004 and January 3, 2003 (in thousands, except per share data):

	Quarter Ended

	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004

Total revenues	$36,785	$31,497	$32,918	$31,187
Income (loss) from operations	(1,246)	(5,962)	1,055	975
Income (loss) before income taxes	(1,022)	(5,824)	1,210	$1,164
Net income (loss)	$(1,022)	$(5,974)	$1,135	1,039

Basic and diluted net income (loss) per common share	$(0.02)	$(0.13)	$0.03	$0.02

	Quarter Ended

	March 29, 2002	June 28, 2002	September 27, 2002	January 3, 2003

Total revenues	$49,688	$46,364	$41,418	$39,377
Loss from operations	(192)	(607)	(20,332)	(11,795)
Loss before income taxes, loss from discontinued operations and cumulative effect of change in accounting principle	(82)	(481)	(20,220)	(11,573)
Income (loss) from continuing operations	534	544	(19,820)	(10,106)
Loss from discontinued operations, net of income taxes	(1,457)	(2,082)	(780)	(4,592)
Cumulative effect of change in accounting principle	(31,200)	—	—	—
Net loss	$(32,123)	$(1,538)	$(20,600)	$(14,698)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.01	$(0.42)	$(0.22)
Loss from discontinued operations, net of income taxes	$(0.03)	$(0.04)	$(0.02)	$(0.10)
Cumulative effect of change in accounting principle	$(0.68)	$—	$—	$—
Net loss per common share	$(0.70)	$(0.03)	$(0.44)	$(0.32)

          Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

          The results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations (see Note 11).

ANSWERTHINK, INC.

SCHEDULE II   --  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JANUARY 2, 2004, JANUARY 3, 2003 AND DECEMBER 28, 2001

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at Ending of Year

Year Ended January 2, 2004	$3,526	$(235)	$(1,534)	$1,757

Year Ended January 3, 2003	$6,810	$779	$(4,063)	$3,526

Year Ended December 28, 2001	$11,122	$5,279	$(9,591)	$6,810

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

               None.

ITEM 9A.	CONTROL AND PROCEDURES

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

               Information responsive to this Item is incorporated herein to the Company’s definitive 2004 proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

               Information responsive to this Item is incorporated herein to the Company’s definitive 2004 proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Information responsive to this Item is incorporated herein to the Company’s definitive 2004 proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information responsive to this Item is incorporated herein to the Company’s definitive 2004 proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

               Information appearing under the captions “Fees to Independent Auditors for fiscal 2003 and 2002” in the 2004 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this Form:

1.            Financial Statements

               The Consolidated Financial Statements filed as part of this report are listed and indexed on page 26. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

2.            Financial Statement Schedules.

               Schedule II —  Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3.            Exhibits:  See Index to Exhibits on page 51.

               The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)           Reports on Form 8-K:

               A Current Report on Form 8-K was furnished with the Securities and Exchange Commission on October 14, 2003 in connection with the announcement of the Joint Marketing and Alliance Agreement dated October 7, 2003 by and among Answerthink Inc., The Hackett Group, Inc. and Accenture, L.L.P.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 15th day of March, 2004.

ANSWERTHINK, INC.

By:	/s/ Ted A. Fernandez

Ted A. Fernandez
Chief Executive Officer and Chairman

               Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 15, 2004

Ted A. Fernandez

/s/ John F. Brennan	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

John F. Brennan

/s/ Allan R. Frank	President and Director	March 15, 2004

Allan R. Frank

/s/ David N. Dungan	Chief Operating Officer and Director	March 15, 2004

David N. Dungan

/s/ Richard Hamlin	Director	March 15, 2004

Richard Hamlin

/s/ Edwin A. Huston	Director	March 15, 2004

Edwin A. Huston

/s/ Jeffrey E. Keisling	Director	March 15, 2004

Jeffrey E. Keisling

/s/ Alan T. G. Wix	Director	March 15, 2004

Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended
3.2++++	Amended and Restated Bylaws of the Registrant, as amended
9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group,
Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto
9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998
9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement
9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller
10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital
10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.4+

Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI
10.6*+	Registrant’s 1998 Stock Option and Incentive Plan
10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan
10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts
10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan
10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan
10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts
10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001
10.18*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.19*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.20*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.21*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.
10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.
10.24+++++++	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.
21.1^	Subsidiaries of the Registrant
23.1^	Consent of PricewaterhouseCoopers LLP
31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes- Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement
^	Exhibits filed herewith.
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).
++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).
+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.
++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.
+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.
++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.
+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.