Form 10-Q
period 2004-04-02
ANSWERTHINK INC
filed 2004-05-12
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

As of April 30, 2004, there were 44,976,766 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 2, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,934	$54,441
Accounts receivable and unbilled revenue, net of allowance of $2,114 and $1,757, at April 2, 2004 and January 2, 2004, respectively	25,754	24,877
Prepaid expenses and other current assets	4,137	4,260

Total current assets	84,825	83,578
Marketable investments	10,000	10,000
Restricted cash	3,000	3,000
Property and equipment, net	8,511	8,714
Other assets	3,009	3,211
Goodwill, net	26,720	26,720

Total assets	$136,065	$135,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,618	$3,793
Accrued expenses and other liabilities	24,521	26,195

Total current liabilities	28,139	29,988
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 48,487,212 shares at April 2, 2004; 48,290,640 shares at January 2, 2004	48	48
Additional paid-in capital	275,585	274,481
Unearned compensation	(7,747)	(8,367)
Treasury stock, at cost, 3,550,279 shares at April 2, 2004 and January 2, 2004	(7,686)	(7,686)
Accumulated deficit	(152,274)	(153,241)

Total shareholders’ equity	107,926	105,235

Total liabilities and shareholders’ equity	$136,065	$135,223

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2, 2004	April 4, 2003
Revenues:
Revenues before reimbursements	$31,558	$32,856
Reimbursements	3,531	3,929

Total revenues	35,089	36,785

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	17,955	21,562
Reimbursable expenses	3,531	3,929

Total project personnel and expenses	21,486	25,491

Selling, general and administrative expenses	11,981	12,540
Stock compensation expense	802	—

Total costs and operating expenses	34,269	38,031

Income (loss) from operations	820	(1,246)
Other income:
Interest income	190	224

Income (loss) before income taxes	1,010	(1,022)
Income taxes	43	—

Net income (loss)	$967	$(1,022)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.02	$(0.02)
Weighted average common shares outstanding	44,825	46,296

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.02	$(0.02)
Weighted average common and common equivalent shares outstanding	49,438	46,296

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 2, 2004	April 4, 2003
Cash flows from operating activities:
Net income (loss)	$967	$(1,022)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,111	1,226
Provision for doubtful accounts	500	150
Non-cash compensation expense	802	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(1,377)	1,157
Decrease (increase) in prepaid expenses and other assets	(6)	1,700
Decrease in accounts payable	(175)	(1,522)
Decrease in accrued expenses and other liabilities	(1,581)	(5,126)

Net cash provided by (used in) operating activities	241	(3,437)

Cash flows from investing activities:
Purchases of property and equipment	(577)	(273)
Increase in restricted cash	—	(5)
Purchases of marketable investments	(5,000)	—
Proceeds from calls, sales and maturities of marketable investments	5,000	—
Cash used in acquisition of business	(93)	—

Net cash used in investing activities	(670)	(278)

Cash flows from financing activities:
Proceeds from issuance of common stock	922	—
Repurchases of common stock	—	(1,664)

Net cash provided by (used in) financing activities	922	(1,664)

Net increase (decrease) in cash and cash equivalents	493	(5,379)
Cash and cash equivalents at beginning of period	54,441	63,419

Cash and cash equivalents at end of period	$54,934	$58,040

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2004 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 2, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Revenue Recognition

The Company derives revenues from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company’s original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the Company’s project delivery, office of risk management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

Unbilled revenues represent revenues for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage the projects properly within the planned periods of time or does not meet the clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, typically allow the Company’s clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with clients that limit the Company’s right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Pro Forma Impact of Employee Stock Option Plans

The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, in accounting for its stock option plans related to the grant of stock options and stock-based awards to employees (including independent directors). In accordance with APB Opinion No. 25, compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under which such arrangements are accounted for based on the fair value of the option or award.

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters ended April 2, 2004 and April 4, 2003 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended
	April 2, 2004	April 4, 2003
Net income (loss), as reported	$967	$(1,022)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax expense (benefits)	$(581)	$(1,927)
Pro forma net income (loss)	$386	$(2,949)

Basic net income (loss) per common share:
As reported	$0.02	$(0.02)
Pro forma	$0.01	$(0.06)
Diluted net income (loss) per common share:
As reported	$0.02	$(0.02)
Pro forma	$0.01	$(0.06)

4. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock and restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended April 2, 2004, potentially dilutive securities included 3,613,409 shares of unvested restricted stock and restricted stock units issued to employees and 999,601 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended April 4, 2003 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter ended April 4, 2003. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarter ended April 4, 2003 include 181,007 shares of unvested restricted stock issued to employees and 137,828 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	April 2, 2004	January 2, 2004
Accounts receivable	$16,172	$18,632
Unbilled revenue	11,696	8,002
Allowance for doubtful accounts	(2,114)	(1,757)

	$25,754	$24,877

6. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services to better align the Company’s overall cost structure and organization with anticipated demand for services. In 2003, the Company recorded restructuring costs of $4.9 million to increase existing restructuring accruals to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities.

The following table sets forth the detail and activity in the restructuring expense accrual during the quarter ended April 2, 2004 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at January 2, 2004	Additions to Accrual	Expenditures	Accrual Balance at April 2, 2004
Closure and consolidation of facilities and related exit costs	$2,840	$—	$(212)	$2,628

2002 Restructuring Accrual

	Accrual Balance at January 2, 2004	Additions to Accrual	Expenditures	Accrual Balance at April 2, 2004
Closure and consolidation of facilities and related exit costs	$7,231	$—	$(446)	$6,785

7. Income Taxes

The Company recorded $43,000 of net income tax expense for certain state and foreign taxes during the first quarter of 2004. Included in the net income tax expense is an income tax benefit attributable to a decrease in the valuation allowance as a result of the utilization of tax net operating loss carryforwards. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The Company did not recognize an income tax benefit for the first quarter of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the quarter.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Income Taxes (continued)

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The Company claimed a $92.0 million worthless stock deduction for the its investment in THINK New Ideas in its 2002 tax return as a result of the discontinuance of THINK New Ideas. The Company voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. This review is currently in process. Although the Company believes its tax position is sustainable, there is no assurance that the IRS will agree with the Company’s conclusion or the amount of the deduction. The final resolution of this matter could result in a deduction materially less than the amount claimed.

8. Shareholders’ Equity

Stock Plans

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

The other program was offered to employees at a Senior Director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units, which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program. Pursuant to the terms of the exchange program, the Company issued 3,826,561 restricted stock units in exchange for the options surrendered. The issuance of these restricted stock units resulted in $575,000 of stock compensation expense for the quarter ended April 2, 2004 and is expected to result in approximately the same amount of stock compensation expense per quarter over the four year vesting period. The remaining 218,621 eligible options that were not exchanged are required to be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $4.01. Variable plan accounting resulted in approximately $215 thousand of stock compensation expense for the quarter ended April 2, 2004.

Treasury Stock

In July 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. During the second quarter of 2003, the Board of Directors approved the repurchase of an additional $5.0 million of Answerthink’s common stock. Under the repurchase plans, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of April 2, 2004, the Company had repurchased 3,550,279 shares of its common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from the Company’s President, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Shareholders’ Equity (continued)

Shareholder Rights Plan

On February 13, 2004, the Board of Directors of the Company adopted a Shareholder Rights Plan. Under the plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of common stock of the Company that was outstanding on February 26, 2004. Each right, when exercisable, entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a purchase price of $32.50, subject to adjustment.

The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 15% or more of the Company’s outstanding common stock, or a person or group commences or publicly announces a tender offer that will result in such a person or group owning 15% or more of the Company’s outstanding common stock. However, Columbia Wanger Asset Management, L.P., together with its affiliates and associates, will be permitted to acquire up to 20% or more of the common stock without making the rights exercisable. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $32.50, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each right.

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

9. Litigation

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint. The plaintiffs did not file an amended complaint within the time allowed by the court. On February 11, 2004, the court entered a final judgement dismissing the case against all parties with prejudice and closed the case. The time for appeal has expired and this matter is concluded.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the financial position or results of operations of the Company.

10. Subsequent Event

In May 2004, the Company purchased the US and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and to a lesser extent Oracle software. The combined purchase price for this acquisition was $9 million in cash and approximately $3 million of contingent consideration due over the next two years if certain earnings goals are achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, the risk that the Internal Revenue Service or the courts may not accept the amount or nature of one or more items of deduction, loss, income or gain as reported by Answerthink for tax purposes and the possible outcome of pending litigation. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 2, 2004. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Answerthink, Inc. is a leading business and technology consulting firm that provides services to enable companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, Answerthink’s business and technology solutions help clients improve performance and maximize returns on technology investments. Answerthink’s capabilities include benchmarking, business transformation, business applications, business intelligence, and offshore application development and support.

Critical Accounting Policies

Revenue Recognition

Our revenues are derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, our project delivery, office of risk management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

Unbilled revenues represent revenues for services performed that have not been invoiced. If we do not accurately estimate the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in project personnel and expenses.

The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

The foregoing list is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgement in selecting any available alternative would not produce a materially different result. Please see our consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended
	April 2, 2004		April 4, 2003
Revenues:
Revenues before reimbursements	$31,558	89.9%	$32,856	89.3%
Reimbursements	3,531	10.1%	3,929	10.7%

Total revenues	35,089	100.0%	36,785	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	17,955	51.1%	21,562	58.6%
Reimbursable expenses	3,531	10.1%	3,929	10.7%

Total project personnel and expenses	21,486	61.2%	25,491	69.3%
Selling, general and administrative expenses	11,981	34.2%	12,540	34.1%
Stock compensation expense	802	2.3%	—	—

Total costs and operating expenses	34,269	97.7%	38,031	103.4%

Income (loss) from operations	820	2.3%	(1,246)	(3.4)%
Other income:
Interest income, net	190	0.6%	224	0.6%

Income (loss) before income taxes	1,010	2.9%	(1,022)	(2.8)%

Income taxes	43	0.1%	—	—

Net income (loss)	$967	2.8%	$(1,022)	(2.8)%

Revenues. Revenues for the quarter ended April 2, 2004 decreased by $1.7 million or 5% to $35.1 million from $36.8 million in the quarter ended April 4, 2003. The decrease in revenues for the quarter was primarily attributable to lower revenues from two of our larger customers due to the wind down of significant PeopleSoft implementations, partially offset by increased revenue from benchmarking sales and related follow-on consulting projects. Reimbursements as a percentage of revenues during the quarters ended April 2, 2004 and April 4, 2003 were 10% and 11%, respectively. During the first quarter of 2004, two customers had revenues greater than 5%, which, in the aggregate accounted for 13% of revenues. In the comparable quarter of 2003, four customers had revenues greater than 5%, which, in the aggregate accounted for 33% of revenues. With respect to our two largest customers in 2004, our contracts can be cancelled for convenience within 30 days’ notice. Our projects with these customers expire on various dates ranging from July 2004 to January 2005. We do not anticipate any credit and/or collection issues with these customers. As is customary with most of our significant relationships, we may be able to continue with new or follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from our key customers could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $21.5 million in the quarter ended April 2, 2004, a decrease of $4.0 million or 16% compared to the quarter ended April 4, 2003. This decrease was primarily due to the reduction in the number of consultants in order to balance workforce capacity with demand for services. Consultant headcount was 493 as of April 2, 2004 compared to 540 as of April 4, 2003.

Project personnel and expenses as a percentage of revenues decreased to 61% in the quarter ended April 2, 2004 from 69% in the comparable period of 2003. This decrease was primarily the result of higher utilization of consultants which approximated 75% for the quarter ended April 2, 2004 compared to 68% for the comparable quarter of 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased 4% to $12.0 million in the quarter ended April 2, 2004 from $12.5 million in the quarter ended April 4, 2003. The overall decrease in selling, general and administrative expenses was primarily due to our continued cost control initiatives and reduced discretionary spending. We incurred lower severance costs, professional fees and reduced headcount for back office functions. These reductions in expenses were partially offset by an increase in our benchmarking and business advisory services group related to an increased sales force and an increase in bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 34% during the quarters ended April 2, 2004 and April 4, 2003.

Stock Compensation Expense. Stock compensation expense in 2004 primarily related to the issuance of restricted stock units under the tender offer program, which ended on July 14, 2003. This program involved voluntary stock option exchanges for employees at a senior director level or above who had been with the Company since July 4, 2002. We recorded a non-cash compensation charge of $575 thousand in the quarter ended April 2, 2004 based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. In addition, variable plan accounting for certain stock options that were not exchanged under the tender offer program resulted in $215 thousand of stock compensation expense for the quarter ended April 2, 2004.

Income Taxes. In the first quarter of 2004, we recorded $43 thousand of net income tax expense for certain state and foreign taxes, which represented 4.3% of our pre tax income. Included in the net income tax expense is an income tax benefit attributable to a decrease in the valuation allowance as a result of the utilization of tax net operating loss carryforwards. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. We did not recognize an income tax benefit for federal and state taxes for the first quarter of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses during that quarter.

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

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At April 2, 2004, we had approximately $54.9 million in cash and cash equivalents compared to $54.4 million at January 2, 2004. At April 2, 2004 and January 2, 2004 we had $3.0 million on deposit with a financial institution as collateral for letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheets. We also had marketable investments of $10.0 million at April 2, 2004 and January 2, 2004.

Net cash provided by operating activities was $241 thousand for the quarter ended April 2, 2004 compared to net cash used of $3.4 million during the first quarter of 2003. During the quarter ended April 2, 2004, net cash provided by operating activities was primarily attributable to our net income of $967 thousand and $2.4 million of non-cash expenses, offset by a $1.4 million increase in accounts receivable and unbilled revenue and a $1.6 million decrease in accrued expenses and other liabilities. During the quarter ended April 4, 2003, net cash used in operating activities was primarily attributable to a $5.1 million decrease in accrued expenses and other liabilities and a $1.5 million decrease in accounts payable. These effects were partially offset by a $1.7 million decrease in prepaid expenses and other assets, a $1.2 million decrease in accounts receivable and unbilled revenue and our net loss of $1.0 million adjusted for $1.4 million of non-cash expenses. Non-cash expenses included depreciation and amortization, provision for doubtful accounts and non-cash compensation expense.

Net cash used in investing activities was $670 thousand for the quarter ended April 2, 2004 compared to $278 thousand used during the comparative period of 2003. The uses of cash for investing activities in 2004 were primarily attributable to the purchase of $5.0 million of marketable investments, $577 thousand for purchases of property and equipment and $93 thousand in deferred payments related to an acquisition, offset by $5.0 million of proceeds from the call of marketable investments. Cash used in investing activities in 2003 was mainly attributable to $273 thousand of purchases of property and equipment.

Net cash provided by financing activities was $922 thousand for the quarter ended April 2, 2004 compared to net cash used in financing activities of $1.7 million for the comparable period of 2003. During the quarter ended April 2, 2004, cash provided by financing activities was from the sale of stock as a result of exercises of stock options. During the quarter ended April 4, 2003, cash used in financing activities was for repurchases of our common stock.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of April 2, 2004, we had repurchased 3,550,279 shares of our common stock at an average price of $2.16 per share. The amount of shares repurchased to date includes 465,120 shares purchased from our president, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method.

In May 2004, the Company purchased the US and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and to a lesser extent Oracle software. The combined purchase price for this acquisition was $9 million in cash and approximately $3 million of contingent consideration due over the next two years if certain earnings goals are achieved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 2, 2004, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material adverse impact on the fair value of our investment portfolio.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint. The plaintiffs did not file an amended complaint within the time allowed by the court. On February 11, 2004, the court entered a final judgement dismissing the case against all parties with prejudice and closed the case. The time for appeal has expired and this matter is concluded.

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

(b) Reports on Form 8-K

A Current Report on Form 8-K was furnished with the Securities and Exchange Commission on February 10, 2004 in connection with the announcement of the financial results for the fourth quarter of 2003.

Two Current Reports on Form 8-K were filed with the Securities and Exchange Commission on February 17, 2004 and March 10, 2004 in connection with the adoption of the Shareholders’ Rights Plan during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: May 12, 2004	/s/ John F. Brennan
John F. Brennan
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000