Form 10-Q
period 2004-07-02
ANSWERTHINK INC
filed 2004-08-11
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2004

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

As of July 30, 2004, there were 43,961,863 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 2, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,184	$54,441
Accounts receivable and unbilled revenue, net of allowance of $2,176 and $1,757 at July 2, 2004 and January 2, 2004, respectively	28,950	24,877
Prepaid expenses and other current assets	4,378	4,260

Total current assets	76,512	83,578

Marketable investments	9,888	10,000
Restricted cash	3,000	3,000
Property and equipment, net	9,294	8,714
Other assets	3,798	3,211
Goodwill, net	33,251	26,720

Total assets	$135,743	$135,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,875	$3,793
Accrued expenses and other liabilities	29,079	26,195

Total current liabilities	32,954	29,988

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 48,696,354 shares at July 2, 2004; 48,290,640 shares at January 2, 2004	49	48
Additional paid-in capital	276,796	274,481
Unearned compensation	(7,476)	(8,367)
Treasury stock, at cost, 4,369,879 shares at July 2, 2004 and 3,550,279 shares at January 2, 2004	(13,020)	(7,686)
Accumulated other comprehensive loss	(77)	—
Accumulated deficit	(153,483)	(153,241)

Total shareholders’ equity	102,789	105,235

Total liabilities and shareholders’ equity	$135,743	$135,223

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revenues:
Revenues before reimbursements	$34,006	$27,987	$65,564	$60,843
Reimbursements	3,643	3,510	7,174	7,439

Total revenues	37,649	31,497	72,738	68,282

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,576	18,038	37,531	39,600
Reimbursable expenses	3,643	3,510	7,174	7,439

Total project personnel and expenses	23,219	21,548	44,705	47,039

Selling, general and administrative expenses	12,060	11,036	24,041	23,576
Restructuring costs	3,749	4,875	3,749	4,875
Stock compensation expense	492	—	1,294	—

Total costs and operating expenses	39,520	37,459	73,789	75,490

Loss from operations	(1,871)	(5,962)	(1,051)	(7,208)
Other income:
Interest income	196	138	386	362

Loss before income taxes and income from discontinued operations	(1,675)	(5,824)	(665)	(6,846)
Income tax expense (benefit)	(96)	150	(53)	150

Loss from continuing operations	(1,579)	(5,974)	(612)	(6,996)
Income from discontinued operations	370	—	370	—

Net loss	$(1,209)	$(5,974)	$(242)	$(6,996)

Basic and Diluted net income (loss) per common share:
Loss from continuing operations	$(0.04)	$(0.13)	$(0.02)	$(0.15)
Income from discontinued operations	$0.01	$—	$0.01	$—
Net loss per common share	$(0.03)	$(0.13)	$(0.01)	$(0.15)
Weighted average common shares outstanding	44,555	45,326	44,690	45,811

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2004	July 4, 2003
Cash flows from operating activities:
Net loss	$(242)	$(6,996)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,386	2,400
Provision for doubtful accounts	607	159
Non-cash compensation expense	1,294	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(2,886)	750
Decrease in prepaid expenses and other assets	67	9,569
Decrease in accounts payable	(294)	(1,429)
Decrease in accrued expenses and other liabilities	(545)	(867)

Net cash provided by operating activities	387	3,586

Cash flows from investing activities:
Purchases of property and equipment	(2,113)	(670)
Increase in restricted cash	—	(5)
Purchases of marketable investments	(5,000)	—
Proceeds from calls, sales and maturities of marketable investments	5,000	—
Cash used in acquisition of business, net of cash acquired	(6,109)	—

Net cash used in investing activities	(8,222)	(675)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,912	422
Repurchases of common stock	(5,334)	(4,295)

Net cash used in financing activities	(3,422)	(3,873)

Net decrease in cash and cash equivalents	(11,257)	(962)
Cash and cash equivalents at beginning of period	54,441	63,419

Cash and cash equivalents at end of period	$43,184	$62,457

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2004 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended July 2, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Revenue Recognition

The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company’s original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the Company’s project delivery, office of risk management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the quarters and six months ended July 2, 2004 and July 4, 2003 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net loss, as reported	$(1,209)	$(5,974)	$(242)	$(6,996)
Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax expense (benefits)	$(930)	$(1,623)	$(1,511)	$(3,551)
Pro forma net loss	$(2,139)	$(7,597)	$(1,753)	$(10,547)

Basic and Diluted net loss per common share:
As reported	$(0.03)	$(0.13)	$(0.01)	$(0.15)
Pro forma	$(0.05)	$(0.17)	$(0.04)	$(0.23)

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

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter and six months ended July 2, 2004 and July 4, 2003 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter and six months ended July 2, 2004 and July 4, 2003. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarter and six months ended July 2, 2004 include 3,654,200 and 3,633,805 shares, respectively, of unvested restricted stock issued to employees and 866,497 and 933,049 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarter and six months ended July 4, 2003 include 76,086 and 128,547 shares, respectively, of unvested restricted stock issued to employees and 60,891 and 99,360 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is summarized below (in thousands):

	Quarter Ended	Six Months Ended
	July 2, 2004	July 2, 2004
Net loss	$(1,209)	$(242)
Change in cumulative foreign currency translation adjustment	(63)	35
Change in net unrealized loss on marketable investments	(130)	(112)

Comprehensive loss	$(1,402)	$(319)

6. Acquisition

In May 2004, the Company purchased the US and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which includes $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. In addition, approximately $3.0 million of contingent consideration will be payable over the next two years if certain earnings goals are achieved.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Company’s consolidated results of operations from the date of the acquisition. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $1.4 million of intangible assets and $6.5 million of goodwill. The intangible assets are being amortized over periods ranging from 8 months to 4 years. The pro forma impact of this acquisition was not significant to the results of the Company’s consolidated operations for the six months ended July 2, 2004.

7. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	July 2, 2004	January 2, 2004
Accounts receivable	$20,275	$18,632
Unbilled revenue	10,851	8,002
Allowance for doubtful accounts	(2,176)	(1,757)

	$28,950	$24,877

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services to better align the Company’s overall cost structure and organization with anticipated demand for services. In the second quarters of 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing restructuring accruals to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. Also in the second quarter of 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the accompanying consolidated statement of operations for the quarter and six months ended July, 2004.

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended July 2, 2004 (in thousands):

2002 Restructuring Accrual

	Accrual Balance at January 2, 2004	Adjustments to Accrual	Expenditures	Accrual Balance at July 2, 2004
Closure and consolidation of facilities and related exit costs	$2,840	$1,878	$(428)	$4,290

2002 Restructuring Accrual
	Accrual Balance at January 2, 2004	Adjustments to Accrual	Expenditures	Accrual Balance at July 2, 2004
Closure and consolidation of facilities and related exit costs	$7,231	$1,501	$(2,275)	$6,457

9. Income Taxes

The Company recorded an income tax benefit of $53 thousand for the six months ended July 2, 2004. This amount reflects an estimated annual 8% tax rate for 2004 for certain state and foreign taxes. The estimated annual effective tax rate includes an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year.

The Company recorded $150 thousand of income tax expense for state and foreign taxes for the first six months of 2003. The Company did not recognize an income tax benefit for federal taxes for the first six months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first six months.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Income Taxes (continued)

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. The Company claimed a worthless stock deduction for its investment in THINK New Ideas in its 2002 tax return as a result of the discontinuance of THINK New Ideas. The Company voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. On August 5, 2004, the Company reached an agreement with the IRS representing the final step in the review process. Pursuant to the agreement, the Company and the IRS agreed that the Company was entitled to a worthless stock deduction of $77.3 million on the Company’s 2002 tax return. Including this deduction, the Company has approximately $77 million of net operating loss carryforwards as of January 2, 2004.

10. Shareholders’ Equity

Stock Plans

During the quarter and six months ended July 2, 2004, the Company incurred $592 thousand and $1.2 million, respectively, of stock compensation expense in connection with its outstanding restricted stock units. The Company expects to incur approximately the same amount of stock compensation expense per quarter over the remaining vesting period of the restricted stock units which fully vest in the third quarter of 2007. As of July 2, 2004, the Company had 200,499 stock options which are accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The weighted average exercise price of these remaining eligible options is $3.91. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $100 thousand for the quarter ended July 2, 2004 and $115 thousand of stock compensation expense for the six months ended July 2, 2004.

Treasury Stock

In July 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. During the second quarters of 2004 and 2003, the Board of Directors approved the repurchase of an additional $5.0 million of Answerthink’s common stock for each of these two quarters. Under the repurchase plans, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended July 2, 2004, the Company repurchased 819,600 shares of its common stock at a cost of approximately $5.3 million. As of July 2, 2004, the Company had repurchased 4,369,879 shares of its common stock at an average price of $2.98 per share. In June 2003, the Company repurchased 465,120 shares from the Company’s President, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method. During the third quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $20 million.

11. Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, changes in general economic conditions and interest rates, and the possible outcome of pending litigation. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 2, 2004. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

Revenue Recognition

Our revenues are principally derived from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, our project delivery, office of risk management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Six Months Ended
	July 2, 2004		July 4, 2003		July 2, 2004		July 4, 2003
Revenues:
Revenues before reimbursements	$34,006	90.3%	$27,987	88.9%	$65,564	90.1%	$60,843	89.1%
Reimbursements	3,643	9.7%	3,510	11.1%	7,174	9.9%	7,439	10.9%

Total revenues	37,649	100.0%	31,497	100.0%	72,738	100.0%	68,282	100.0%
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,576	52.0%	18,038	57.3%	37,531	51.6%	39,600	58.0%
Reimbursable expenses	3,643	9.7%	3,510	11.1%	7,174	9.9%	7,439	10.9%

Total project personnel and expenses	23,219	61.7%	21,548	68.4%	44,705	61.5%	47,039	68.9%
Selling, general and administrative expenses	12,060	32.0%	11,036	35.0%	24,041	33.0%	23,576	34.5%
Restructuring costs	3,749	10.0%	4,875	15.5%	3,749	5.1%	4,875	7.1%
Stock compensation expense	492	1.3%	—	—	1,294	1.8%	—	—

Total costs and operating expenses	39,520	105.0%	37,459	118.9%	73,789	101.4%	75,490	110.5%

Loss from operations	(1,871)	(5.0)%	(5,962)	(18.9)%	(1,051)	(1.4)%	(7,208)	(10.5)%
Other income:
Interest income	196	0.5%	138	0.4%	386	0.5%	362	0.5%

Loss before income taxes and income from discontinued operations	(1,675)	(4.5)%	(5,824)	(18.5)%	(665)	(0.9)%	(6,846)	(10.0)%
Income tax expense (benefit)	(96)	(0.3)%	150	0.5%	(53)	(0.1)%	150	0.2%

Loss from continuing operations	(1,579)	(4.2)%	(5,974)	(19.0)%	(612)	(0.8)%	(6,996)	(10.2)%
Income from discontinued operations	370	1.0%	—	—	370	0.5%	—	—

Net Loss	$(1,209)	(3.2)%	$(5,974)	(19.0)%	$(242)	(0.3)%	$(6,996)	(10.2)%

Revenues. Revenues for the quarter ended July 2, 2004 increased by $6.1 million or 20% to $37.6 million from $31.5 million in the quarter ended July 4, 2003. Revenues for the six months ended July 2, 2004 increased by $4.4 million or 7% to $72.7 million from $68.3 million in the six months ended July 4, 2003. The increase in revenues for the quarter and the six months ended July 2, 2004 was primarily attributable to increased revenue from benchmarking sales and related follow-on consulting projects, and the acquisitions of EZCommerce, a dual-shore ERP implementation company, and Beacon Analytics, Inc., a business performance management consulting company, focusing on the implementation of Hyperion software. These impacts were partially offset by a decline in Peoplesoft implementation revenues of $1.6 million and $7.9 million for the quarter and six months ended July 2, 2004, respectively, due to the wind down of significant projects at two of our larger customers. Reimbursements as a percentage of revenues during the quarters and six months ended July 2, 2004 and July 4, 2003 were 10% and 11%, respectively. During the quarter and six months ended July 2, 2004, one customer had revenues greater than 5%, accounting for 9% and 10% of revenues, respectively. During the quarter ended July 4, 2003, three customers had revenues greater than 5%, which, in the aggregate accounted for 24% of revenues. For the six months ended July 4, 2003 three customers had revenues greater than 5%, which in the aggregate accounted for 26% of revenues. With respect to our largest customer in 2004, our contracts can be cancelled for convenience within 30 days’ notice. Our projects with this customer expire on various dates ranging from July 2004 to January 2005. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from our key customer could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $23.2 million in the quarter ended July 2, 2004, an increase of $1.7 million or 8% compared to the quarter ended July 4, 2003. This increase was primarily attributable to the increase in the number of consultants in order to balance workforce capacity with market demand for services partially offset by a lower average cost per consultant. Consultant headcount was 597 as of July 2, 2004 compared to 469 as of July 4, 2003. Project personnel costs and expenses were $44.7 million in the six months ended July 2, 2004, a decrease of $2.3 million or 5% compared to the six months ended July 4, 2003. This decrease was primarily attributable to a lower average cost per consultant. The average number of consultants in the six months ended July 2, 2004 was comparable to the average in the six months ended July 4, 2003 as headcount levels declined throughout the six months ended July 4, 2003 due to a decline in demand for services.

Project personnel and expenses as a percentage of revenues decreased to 62% in the quarter and six months ended July 2, 2004 from 68% and 69%, respectively, in the comparable periods of 2003. These decreases were primarily the result of higher utilization of consultants which approximated 72% for the quarter ended July 2, 2004 compared to 65% for the comparable quarter of 2003, and approximated 74% for the six months ended July 2, 2004 compared to 67% for the comparable period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased 9% to $12.0 million in the quarter ended July 2, 2004 from $11.0 million in the quarter ended July 4, 2003. Selling, general and administrative expenses increased 2% to $24.0 million in the six months ended July 2, 2004 from $23.6 million in the six months ended July 4, 2003. The overall increases in selling, general and administrative expenses were primarily due to an increase in our benchmarking and business advisory services group related to an increased sales force and an increase in recruiting expense, partially offset by lower legal fees. Selling, general and administrative expenses as a percentage of revenues were 32% and 35%, respectively during the quarters ended July 2, 2004 and July 4, 2003 and 33% and 35%, respectively, for the six months ended July 2, 2004 and July 4, 2003. These decreases were primarily attributable to the impact of fixed expenses on higher levels of revenues in 2004 as compared to 2003.

Restructuring Costs. We recorded restructuring costs of $3.7 million and $4.9 million for the quarter ended July 2, 2004 and July 4, 2003, respectively, to increase previously established reserves recorded for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in the second quarter of 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation, which was recorded as income from discontinued operations in the consolidated statement of operations for the quarter and six months ended July 2, 2004.

Stock Compensation Expense. Stock compensation expense in 2004 primarily related to our outstanding restricted stock units. We recorded non-cash compensation charges of $592 thousand and $1.2 million in the quarter and six months ended July 2, 2004 based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. We expect to incur approximately the same amount of stock compensation expense per quarter over the remaining vesting period of the restricted stock units which fully vest in the third quarter of 2007. In addition, as of July 2, 2004 we had 200,499 stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $100 thousand for the quarter ended July 2, 2004 and $115 thousand of stock compensation expense for the six months ended July 2, 2004.

Income Taxes. We recorded an income tax benefit of $53 thousand for the first six months of 2004, which represented an estimated annual 8.0% tax rate for 2004 for certain state and foreign taxes. The estimated annual effective tax rate includes an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. We recorded $150 thousand of net income tax expense for certain state and foreign taxes for the first six months of 2003. We did not recognize an income tax benefit for federal and state taxes for the first six months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first six months.

In 2002, we discontinued our interactive marketing business which was acquired with THINK New Ideas. In connection therewith, we claimed a worthless stock deduction for the investment in THINK New Ideas in our 2002 tax return as a result of the discontinuance of THINK New Ideas. We voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. On August 5, 2004 the Company reached an agreement with the IRS representing the final step in the review process. Pursuant to the agreement, the Company and the IRS agreed that the Company was entitled to a worthless stock deduction of $77.3 million on the Company’s 2002 tax return. Including this deduction, the Company has approximately $77 million of net operating loss carryforwards as of January 2, 2004.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At July 2, 2004, we had $43.2 million in cash and cash equivalents compared to $54.4 million at January 2, 2004. At July 2, 2004 and January 2, 2004 we had $3.0 million on deposit with a financial institution as collateral for letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheets. We also had marketable investments of $10.0 million at July 2, 2004 and January 2, 2004.

Net cash provided by operating activities was $387 thousand for the six months ended July 2, 2004 compared to $3.6 million during the comparable period of 2003. During the six months ended July 2, 2004, net cash provided by operating activities was primarily attributable to $4.3 million of non-cash expenses offset by a $2.9 million increase in accounts receivable and unbilled revenue, due to an increase in revenues and decreases of $294 thousand in accounts payable and $545 thousand in accrued expenses and other liabilities. During the six months ended July 4, 2003, net cash provided by operating activities was primarily attributable to a $9.6 million decrease in prepaid expenses and other assets primarily related to the $8.5 million tax refund received in the second quarter of 2003. This effect was partially offset by our net loss of $7.0 million, adjusted for $2.6 million of non-cash expenses and a $1.4 million decrease in accounts payable.

Net cash used in investing activities was $8.2 million for six months ended July 2, 2004 compared to $675 thousand used during the comparative period of 2003. The uses of cash for investing activities in 2004 were primarily attributable to $2.1 million for purchases of property and equipment and $6.1 million used in the acquisition of a business. Cash used in investing activities in 2003 was mainly attributable to $670 thousand of purchases of property and equipment.

Net cash used in financing activities was $3.4 million for the six months ended July 2, 2004 compared to $3.9 million for the comparable period of 2003. During the six months ended July 2, 2004, cash used in financing activities was primarily for the repurchase of our common stock. These repurchases of $5.3 million were offset by proceeds of $1.9 million from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan. During the six months ended July 4, 2003, cash used in financing activities was primarily for repurchases of our common stock.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarters of 2004 and 2003, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock for each of these two quarters. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of July 2, 2004, we had repurchased 4,369,879 shares of our common stock at an average price of $2.98 per share. In June 2003, we repurchased 465,120 shares from the Company’s President, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method. During the third quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $20 million.

In May 2004, we purchased the US and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9 million in cash, which includes $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. In addition, approximately $3 million of contingent consideration will be payable over the next two years if certain earnings goals are achieved.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 2, 2004, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed income securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended July 2, 2004, the Company repurchased 819,600 shares of its common stock at a cost of approximately $5.3 million, under a $15 million repurchase program approved by the Board of Directors during July 2002 ($5 million), June 2003 ($5 million) and May 2004 ($5 million). All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 3, 2004 to April 30, 2004	323,000	$7.16	323,000	$1,808

May 1, 2004 to May 28, 2004	344,000	$6.18	344,000	$2,877,510

May 29, 2004 to July 2, 2004	152,600	$5.88	152,600	$1,979,715

Total	819,600	$6.51	819,600

During the third quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $20 million.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 12, 2004, the following proposal was adopted by the votes specified below:

The election of two directors (Ted A. Fernandez and Alan T.G. Wix) to serve until the year 2007. The security holders elected all nominated Directors with votes cast as follows: Mr. Fernandez: 32,536,217 shares for and 8,421,054 shares withheld; Mr. Wix: 37,691,681 shares for and 3,265,590 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: David N. Dungan, Allan R. Frank, Richard N. Hamlin, Edwin A. Huston and Jeffrey E. Keisling.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was furnished with the Securities and Exchange Commission on April 27, 2004 in connection with the announcement of the financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: August 11, 2004	/s/ John F. Brennan
John F. Brennan
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000