Form 10-Q
period 2004-10-01
ANSWERTHINK INC
filed 2004-11-10
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2004

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

As of October 29, 2004, there were 43,395,874 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 1, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,591	$54,441
Marketable investments	20,000	—
Accounts receivable and unbilled revenue, net of allowance of $2,280 and $1,757 at October 1, 2004 and January 2, 2004, respectively	32,248	24,877
Prepaid expenses and other current assets	3,707	4,260

Total current assets	74,546	83,578

Marketable investments	9,945	10,000
Restricted cash	3,000	3,000
Property and equipment, net	8,095	8,714
Other assets	3,846	3,211
Goodwill, net	33,786	26,720

Total assets	$133,218	$135,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,803	$3,793
Accrued expenses and other liabilities	27,722	26,195

Total current liabilities	31,525	29,988

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 48,765,910 shares at October 1, 2004; 48,290,640 shares at January 2, 2004	49	48
Additional paid-in capital	276,980	274,481
Unearned compensation	(6,838)	(8,367)
Treasury stock, at cost, 4,958,705 shares at October 1, 2004 and 3,550,279 shares at January 2, 2004	(15,857)	(7,686)
Accumulated deficit	(152,659)	(153,241)
Accumulated other comprehensive income	18	—

Total shareholders’ equity	101,693	105,235

Total liabilities and shareholders’ equity	$133,218	$135,223

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revenues:
Revenues before reimbursements	$33,329	$29,274	$98,893	$90,117
Reimbursements	3,802	3,644	10,976	11,083

Total revenues	37,131	32,918	109,869	101,200
Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,845	17,460	57,376	57,060
Reimbursable expenses	3,802	3,644	10,976	11,083

Total project personnel and expenses	23,647	21,104	68,352	68,143

Selling, general and administrative expenses	12,081	10,194	36,122	33,770
Restructuring costs	—	—	3,749	4,875
Stock compensation expense	597	565	1,891	565

Total costs and operating expenses	36,325	31,863	110,114	107,353

Income (loss) from operations	806	1,055	(245)	(6,153)
Other income (expense):
Interest income	184	155	570	517
Interest expense	(40)	—	(40)	—

Income (loss) before income taxes and income from discontinued operations	950	1,210	285	(5,636)
Income tax expense	126	75	73	225

Income (loss) from continuing operations	824	1,135	212	(5,861)
Income from discontinued operations	—	—	370	—

Net income (loss)	$824	$1,135	$582	$(5,861)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.03	$—	$(0.13)
Income from discontinued operations	$—	$—	$0.01	$—
Net income (loss) per common share	$0.02	$0.03	$0.01	$(0.13)
Weighted average common shares outstanding	43,900	44,456	44,427	45,359

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.02	$—	$(0.13)
Income from discontinued operations	$—	$—	$0.01	$—
Net income (loss) per common share	$0.02	$0.02	$0.01	$(0.13)
Weighted average common and common equivalent shares outstanding	47,960	48,074	48,824	45,359

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1, 2004	October 3, 2003
Cash flows from operating activities:
Net income (loss)	$582	$(5,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,710	3,659
Provision for doubtful accounts	711	158
Non-cash compensation expense	1,891	565
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(6,252)	3,094
Decrease in prepaid expenses and other assets	676	9,789
Decrease in accounts payable	(365)	(2,405)
Decrease in accrued expenses and other liabilities	(1,792)	(1,846)

Net cash provided by (used in) operating activities	(839)	7,153

Cash flows from investing activities:
Purchases of property and equipment	(2,862)	(954)
Increase in restricted cash	—	(91)
Purchases of marketable investments	(35,000)	(5,000)
Proceeds from calls, sales and maturities of marketable investments	15,000	—
Cash used in acquisition of business, net of cash acquired	(6,116)	(2,794)

Net cash used in investing activities	(28,978)	(8,839)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,138	457
Repurchases of common stock	(8,171)	(5,478)

Net cash used in financing activities	(6,033)	(5,021)

Net decrease in cash and cash equivalents	(35,850)	(6,707)
Cash and cash equivalents at beginning of period	54,441	63,419

Cash and cash equivalents at end of period	$18,591	$56,712

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2004 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended October 1, 2004 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters and nine months ended October 1, 2004 and October 3, 2003 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net income (loss), as reported	$824	$1,135	$582	$(5,861)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	597	565	1,891	565
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax expense (benefits)	(1,378)	(1,492)	(4,182)	(5,042)

Pro forma net income (loss)	$43	$208	$(1,709)	$(10,338)

Basic net income (loss) per common share:
As reported	$0.02	$0.03	$0.01	$(0.13)
Pro forma	$0.00	$0.00	$(0.04)	$(0.23)
Diluted net income (loss) per common share:
As reported	$0.02	$0.02	$0.01	$(0.13)
Pro forma	$0.00	$0.00	$(0.04)	$(0.23)

4. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock or restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter and nine months ended October 1, 2004 and the quarter ended October 3, 2003, potentially dilutive securities included 3,618,463 shares, 3,628,691 shares, and 3,339,703 shares, respectively, of unvested restricted stock issued to employees and 441,268 shares, 769,122 shares and 277,875 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Net Income (Loss) Per Common Share (continued)

Potentially dilutive shares were excluded from the diluted loss per share calculation for the nine months ended October 3, 2003 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the nine months ended October 3, 2003. Potentially dilutive securities which were not included in the diluted loss per share calculation for the nine months ended October 3, 2003 include 1,198,932 shares of unvested restricted stock issued to employees and 158,865 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

5. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended October 1, 2004	Nine Months Ended October 1, 2004

Net income	$824	$582
Change in cumulative foreign currency translation adjustment	38	73
Change in net unrealized gain (loss) on marketable investments	58	(55)

Comprehensive income	$920	$600

6. Acquisition

In May 2004, the Company purchased the US and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. In addition, approximately $3.0 million of contingent consideration will be payable over the next two years if certain earnings goals are achieved.

The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquisition are included in the Company’s consolidated results of operations from the date of the acquisition. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $1.4 million of intangible assets and $6.5 million of goodwill. The intangible assets are being amortized over periods ranging from 8 months to 4 years. The pro forma impact of this acquisition was not significant to the results of the Company’s consolidated operations for the nine months ended October 1, 2004.

During the third quarter of 2004, the Company recorded a liability of $1.1 million for earned contingent consideration that was paid during the fourth quarter, related to the July 2003 purchase of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. Of this amount $566 thousand was recorded as intangible assets and $528 thousand as goodwill.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	October 1, 2004	January 2, 2004
Accounts receivable	$20,243	$18,632
Unbilled revenue	14,285	8,002
Allowance for doubtful accounts	(2,280)	(1,757)

	$32,248	$24,877

8. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services to better align the Company’s overall cost structure and organization with anticipated demand for services. In the second quarters of 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing restructuring accruals to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. Also in the second quarter of 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the accompanying consolidated statement of operations for the nine months ended October 1, 2004.

The following table sets forth the detail and activity in the restructuring expense accrual during the nine months ended October 1, 2004 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at January 2, 2004	Adjustments to Accrual	Write-off of leasehold improvements	Expenditures	Accrual Balance at October 1, 2004
Closure and consolidation of facilities and related exit costs	$2,840	$1,878	$(1,205)	$(634)	$2,879

2002 Restructuring Accrual

	Accrual Balance at January 2, 2004	Adjustments to Accrual	Write-off of leasehold improvements	Expenditures	Accrual Balance at October 1, 2004
Closure and consolidation of facilities and related exit costs	$7,231	$1,501	$—	$(2,858)	$5,874

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Income Taxes

The Company recorded $73 thousand of income tax expense for the nine months ended October 1, 2004. This amount reflects an estimated annual 26% tax rate for certain state and foreign taxes. The estimated annual effective tax rate includes an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year.

The Company recorded $225 thousand of income tax expense for certain state and foreign taxes for the nine months ended October 3, 2003. The Company did not recognize an income tax benefit for federal taxes for the first nine months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first nine months.

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

10. Shareholders’ Equity

Stock Plans

During the quarter and nine months ended October 1, 2004, the Company incurred $599 thousand and $1.8 million, respectively, of stock compensation expense in connection with its outstanding restricted stock units. The Company expects to incur approximately the same amount of stock compensation expense per quarter over the remaining vesting period of the restricted stock units which fully vest in the third quarter of 2007. During the quarter and nine months ended October 3, 2003, the Company incurred $551 thousand of stock compensation expense in connection with its outstanding restricted stock units. As of October 1, 2004, the Company had 200,499 of stock options which are accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The weighted average exercise price of these remaining eligible options is $3.91. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $2 thousand for the quarter ended October 1, 2004, and resulted in $112 thousand of stock compensation expense for the nine months ended October 1, 2004.

Treasury Stock

In July 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. During the second quarter of 2003, and the second and third quarters of 2004, the Board of Directors approved the repurchase of an additional $5.0 million of Answerthink’s common stock for each of these three quarters. Under the repurchase plans, Answerthink may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended October 1, 2004, the Company repurchased 588,826 shares of its common stock at a cost of approximately $2.8 million. As of October 1, 2004, the Company had repurchased 4,958,705 shares of its common stock at an average price of $3.20 per share. In June 2003, the Company repurchased 465,120 shares from the Company President, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method. During the fourth quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $25 million.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 2, 2004. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Nine Months Ended
	October 1, 2004		October 3, 2003		October 1, 2004		October 3, 2003
Revenues:
Revenues before reimbursements	$33,329	89.8%	$29,274	88.9%	$98,893	90.0%	$90,117	89.0%
Reimbursements	3,802	10.2%	3,644	11.1%	10,976	10.0%	11,083	11.0%

Total revenues	37,131	100.0%	32,918	100.0%	109,869	100.0%	101,200	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,845	53.5%	17,460	53.0%	57,376	52.2%	57,060	56.3%
Reimbursable expenses	3,802	10.2%	3,644	11.1%	10,976	10.0%	11,083	11.0%

Total project personnel and expenses	23,647	63.7%	21,104	64.1%	68,352	62.2%	68,143	67.3%
Selling, general and administrative expenses	12,081	32.5%	10,194	31.0%	36,122	32.9%	33,770	33.4%
Restructuring costs	—	—	—	—	3,749	3.4%	4,875	4.8%
Stock compensation expense	597	1.6%	565	1.7%	1,891	1.7%	565	0.6%

Total costs and operating expenses	36,325	97.8%	31,863	96.8%	110,114	100.2%	107,353	106.1%

Income (loss) from operations	806	2.2%	1,055	3.2%	(245)	(0.2)%	(6,153)	(6.1)%
Other income (expense):
Interest income	184	0.4%	155	0.5%	570	0.5%	517	0.5%
Interest expense	(40)	(0.1)%	—	—	(40)	(0.0)%	—	—

Income (loss) before income taxes and income from discontinued operations	950	2.5%	1,210	3.7%	285	0.3%	(5,636)	(5.6)%
Income tax expense	126	0.3%	75	0.3%	73	0.1%	225	0.2%

Income (loss) from continuing operations	824	2.2%	1,135	3.4%	212	0.2%	(5,861)	(5.8)%
Income from discontinued operations	—	—	—	—	370	0.3%	—	—

Net Income (loss)	$824	2.2%	$1,135	3.4%	$582	0.5%	$(5,861)	(5.8)%

Revenues. Revenues for the quarter ended October 1, 2004 increased by $4.2 million or 13% to $37.1 million from $32.9 million in the quarter ended October 3, 2003. Revenues for the nine months ended October 1, 2004 increased by $8.7 million or 9% to $109.9 million from $101.2 million in the nine months ended October 3, 2003. The increase in revenues for the quarter and the nine months ended October 1, 2004 was primarily attributable to increased revenue from benchmarking sales and related follow-on consulting projects, and the acquisitions of EZCommerce, a dual-shore ERP implementation company, and Beacon Analytics, Inc., a business performance management consulting company, focusing on the implementation of Hyperion software. These impacts were partially offset by a decline in Peoplesoft implementation revenues of $7.4 million for the nine months ended October 1, 2004, due to the wind down of significant projects at two of our larger customers. Reimbursements as a percentage of revenues during the quarters and nine months ended October 1, 2004 and October 3, 2003 were 10% and 11%, respectively. During the quarter and nine months ended October 1, 2004, one customer accounted for 6% and 8% of revenues, respectively. During the quarter ended October 3, 2003, three customers accounted for revenues greater than 5% of revenues, which, in the aggregate accounted for 20% of revenues. For the nine months ended October 3, 2003 three customers accounted for revenues greater than 5% of revenues, which in the aggregate accounted for 22% of revenues. With respect to our largest customer in 2004, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our project with this customer expires on January 2005. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from our key customer could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $23.6 million in the quarter ended October 1, 2004, an increase of $2.5 million or 12% compared to the quarter ended October 3, 2003. This increase was primarily attributable to the increase in the number of consultants in order to balance workforce capacity with market demand for services, partially offset by a lower average cost per consultant. Consultant headcount was 600 as of October 1, 2004 compared to 486 as of October 3, 2003. Project personnel costs and expenses were $68.4 million in the nine months ended October 1, 2004, an increase of $209 thousand from $68.1 for the nine months ended October 3, 2003. This slight increase was primarily attributable to an increase in the number of consultants, offset by lower average cost per consultant. The average number of consultants in the nine months ended October 1, 2004 was 563 compared to 498 in the nine months ended October 3, 2003.

Project personnel and expenses as a percentage of revenues was comparable at 64% for the quarters ended October 1, 2004, and October 3, 2003, primarily as the result of a lower average cost per consultant offset by lower utilization of consultants. Utilization approximated 67% in the quarter ended October 1, 2004 down from 73% in the comparable quarter of 2003. Project personnel and expenses as a percentage of revenues decreased to 62% for the nine months ended October 1, 2004 from 67% in the comparable period of 2003. This decrease was primarily the result of a lower average cost per consultant and increased utilization of consultants which approximated 71% for the nine months ended October 1, 2004 compared to 69% for the comparable period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased 19% to $12.1 million in the quarter ended October 1, 2004 from $10.2 million in the quarter ended October 3, 2003. Selling, general and administrative expenses increased 7% to $36.1 million in the nine months ended October 1, 2004 from $33.8 million in the nine months ended October 3, 2003. The overall increases in selling, general and administrative expenses were primarily due to an increase in our benchmarking and business advisory services group related to an increased sales force and an increase in recruiting expense, partially offset by lower legal fees. Selling, general and administrative expenses as a percentage of revenues were 33% and 31%, respectively, during the quarters ended October 1, 2004 and October 3, 2003, and comparable at 33% for the nine months ended October 1, 2004 and October 3, 2003. The increase during the quarter was primarily attributable to the increase in selling and recruiting expenses in our benchmarking and business advisory services group offset by the impact of fixed expenses on higher levels of revenue in 2004 as compared to 2003.

Restructuring Costs. We recorded restructuring costs of $3.7 million and $4.9 million for the nine months ended October 1, 2004 and October 3, 2003, respectively, to increase previously established reserves recorded for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation, which is recorded as income from discontinued operations in the consolidated statement of operations for the nine months ended October 1, 2004.

Stock Compensation Expense. Stock compensation expense in 2004 primarily related to our outstanding restricted stock units. We recorded non-cash compensation expense of $599 thousand and $1.8 million in the quarter and nine months ended October 1, 2004, respectively, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. We expect to incur approximately the same amount of stock compensation expense per quarter over the remaining vesting period of the restricted stock units which fully vest in the third quarter of 2007. We recorded non-cash compensation expense of $551 thousand in connection with the restricted stock units during the quarter and nine months ended October 3, 2003. In addition, as of October 1, 2004 we had 200,499 stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $2 thousand for the quarter ended October 1, 2004 and resulted in $112 thousand of stock compensation expense for the nine months ended October 1, 2004.

Income Taxes. We recorded an income tax expense of $73 thousand for the nine months ended October 1, 2004. This amount reflects an estimated annual 26% tax rate for certain state and foreign taxes. The estimated annual effective tax rate includes an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. We recorded $225 thousand of net income tax expense for certain state and foreign taxes for the nine months ended October 3, 2003. We did not recognize an income tax benefit for federal and state taxes for the first nine months of 2003 due to the establishment of a valuation allowance for the tax benefit generated on losses in the first nine months.

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

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At October 1, 2004, we had $18.6 million in cash and cash equivalents compared to $54.4 million at January 2, 2004. At October 1, 2004 and January 2, 2004 we had $3.0 million on deposit with a financial institution as collateral for letters of credit and have classified this cash as restricted on the accompanying consolidated balance sheets. We also had marketable investments of $29.9 and $10 million at October 1, 2004 and January 2, 2004, respectively.

Net cash used in operating activities was $839 thousand for the nine months ended October 1, 2004 compared to cash provided by operating activities of $7.2 million during the comparable period of 2003. During the nine months ended October 1, 2004, net cash used in operating activities was primarily attributable to a $6.3 million increase in accounts receivable and unbilled revenue, and a decrease of $3.0 million in accrued expenses and other liabilities, partially offset by net income of $582 thousand and $7.5 million of non-cash expenses. During the nine months ended October 3, 2003, net cash provided by operating activities was primarily attributable to a $9.8 million decrease in prepaid expenses and other assets primarily related to an $8.5 million tax refund received in the second quarter of 2003, and a $3.1 million decrease in accounts receivable and unbilled revenue. This effect was partially offset by our net loss of $5.9 million, adjusted for $4.4 million of non-cash expenses, a $2.4 million decrease in accounts payable and a $1.8 million decrease in accrued expenses and other liabilities.

Net cash used in investing activities was $29.0 million for nine months ended October 1, 2004 compared to $8.8 million used during the comparative period of 2003. The uses of cash for investing activities in 2004 were primarily attributable to the net purchases of $20 million of marketable investments, $6.1 million used in the acquisition of a business, and $2.9 million for purchases of property and equipment. Cash used in investing activities in 2003 was mainly attributable to the purchase of $5 million of marketable investments, $2.8 million used in the acquisition of a business, and $954 thousand of purchases of property and equipment.

Net cash used in financing activities was $6.0 million for the nine months ended October 1, 2004 compared to $5.0 million for the comparable period of 2003. During the nine months ended October 1, 2004, cash used in financing activities was primarily for the repurchase of our common stock. These repurchases of $8.2 million were partially offset by proceeds of $2.1 million from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan. During the nine months ended October 3, 2003, $5.5 million of cash was used for repurchases of our common stock, partially offset by $457 thousand of proceeds from the sale of stock through our employee stock purchase plan, as well as the sale of stock as a result of exercises of stock options.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, and the second and third quarters of 2004 our Board of Directors approved the repurchase of an additional $5.0 million of our common stock for each of these three quarters. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of October 1, 2004, we had repurchased 4,958,705 shares of our common stock at an average price of $3.20 per share. In June 2003, we repurchased 465,120 shares from the Company’s President, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock and account for treasury stock under the cost method. During the fourth quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $25 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At October 1, 2004, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term variable interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended October 1, 2004, the Company repurchased 588,826 shares of its common stock at a cost of approximately $2.8 million, under a repurchase program approved by the Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 3, 2004 to July 30, 2004	378,426	$5.14	378,426	$5,036,048
July 31, 2004 to August 27, 2004	210,400	$4.24	210,400	$4,143,180
August 28, 2004 to October 1, 2004	—	$—	—	$4,143,180

Total	588,826	$4.82	588,826

During the fourth quarter of 2004, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $25 million.

Item 5. Other Information

On November 10, 2004, the Company amended the employment agreements of four of its executive officers. The amendments were approved by the Compensation Committee of the Company.

The Executive Employment Agreement dated May 26, 1998 by and between the Company and Ted A. Fernandez, Chief Executive Officer and Chairman of the Board, was amended to include the following provisions: (a) Upon a change of control, regardless of termination, Mr. Fernandez will receive two years’ annual salary and full vesting of all issued and outstanding equity grants, including restricted stock units and stock options, (b) Upon termination without cause, Mr. Fernandez will receive one year’s annual salary and full vesting of all issued and outstanding equity grants, including restricted stock units and stock options, (c) Upon termination for disability, Mr. Fernandez will receive one year’s annual salary and full vesting of all issued and outstanding equity grants, including restricted stock units and stock options, (d) Upon termination due to death, Mr. Fernandez will receive full vesting of all issued and outstanding equity grants, including restricted stock units and stock options, and (e) Upon resignation for good reason, Mr. Fernandez will receive one year’s annual salary and full vesting of all issued and outstanding equity grants, including restricted stock units and stock options. Pursuant to the amended agreement, the term “annual salary” for all purposes is defined as Mr. Fernandez’ salary plus bonus for the most recent twelve months. The salary mitigation provision in Mr. Fernandez’ existing agreement was deleted.

The Executive Employment Agreements dated May 26, 1998, December 26, 2001 and March 23, 1999 by and between the Company and Allan R. Frank, President, David N. Dungan, Chief Operating Officer and John F. Brennan, Chief Financial Officer, respectively, were amended to include the following provisions: (a) Upon a change of control, regardless of termination, the executive will receive two years’ annual salary and full vesting of all issued and outstanding equity grants, including restricted stock units and stock options, (b) Upon termination for disability, the executive will receive one year’s annual salary and full vesting of any issued and outstanding equity grants, including restricted stock units and stock options, and (c) Upon termination due to death, the executive will receive full vesting of all issued and outstanding equity grants, including restricted stock units and stock options. Pursuant to the amended agreements, the term “annual salary” for all purposes is defined as the executive’s salary plus bonus for the most recent twelve months. The salary mitigation provision in each executive’s existing agreement was deleted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

See Index to Exhibits on page 22, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was furnished with the Securities and Exchange Commission on July 27, 2004 in connection with the announcement of the financial results for the third quarter of 2004.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 6, 2004 in connection with the agreement with the IRS regarding the $77.3 million worthless stock deduction for the investment in THINK New Ideas in our 2002 tax return as a result of the discontinuance of THINK New Ideas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: November 10, 2004	/s/ John F. Brennan
John F. Brennan
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

10.1	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez

10.2	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan

10.3	Amendment to Employment Agreement between Answerthink, Inc. and Allan R. Frank

10.4	Amendment to Employment Agreement between Answerthink, Inc. and John F. Brennan

31.1	Certification by CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000