Form 10-K
period 2004-12-31
ANSWERTHINK INC
filed 2005-03-16
CIK 1057379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934). YES [X] NO [  ]

The aggregate market value of the common stock held by non-affiliates of the registrant was $271,840,816 on July 2, 2004 based on the last reported sale price of the registrant’s common stock on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding on March 4, 2005 was 43,451,221.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANSWERTHINK, INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology advisory and consulting industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, and changes in general economic conditions and interest rates. An additional description of our risk factors is described in Part 1—Item 1 “Business—Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

GENERAL

Answerthink, Inc. is a strategic business advisory and technology consulting firm that provides services designed to enable companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and maximize returns on technology investments. Our capabilities include benchmarking, business advisory, business transformation, business applications, business intelligence, and offshore application development and support.

In this Form 10-K, unless the context otherwise requires, “Answerthink,” the “Company,” “we,” “us,” and “our” refer to Answerthink, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

The economy showed modest growth in 2004 as interest rates and inflation continued to remain low and employment rates increased. Business and technology consultancies had modest increases in business activity that followed the growth rate of the economy. There was some disruption of client IT integration projects in the latter part of 2004 as a result of the need to freeze control environments through the end of fiscal reporting periods in order to support Sarbanes-Oxley compliance. We feel that this demand disruption in the IT implementation marketplace will continue until Sarbanes-Oxley adoption efforts are substantially completed. Companies continue to place heavy emphasis on risk management and tangible return on their business and technology investments. As the economy continues to grow, we believe large enterprises will continue to focus their business consulting and IT spending on strategies and tools that help them generate more value from past investments in the form of enhanced productivity and efficiency. Specifically, we still believe they will be looking to derive maximum value from their existing enterprise applications. We believe enabling technologies will continue to be used to complement and extend the capabilities of enterprise and key functional systems. For example, Business Process Management (BPM) tools will give companies increased visibility into key business processes that reach across functional and organizational boundaries. Not only may BPM help reduce error rates and cycle times by automating workflow, it may also increase the efficiency and productivity of all the people and systems that collaborate on individual processes.

We believe there will still be market opportunities around the need for better real-time performance measurement and strategic decision-making. Many companies seek to link optimized processes directly to technology and consolidate the gains of their business process re-engineering efforts. Enterprise applications and BPM software will continue to play a key role. We expect companies to continue to embed optimized processes directly into Enterprise Resource Planning (ERP) systems, and use BPM and other enabling technologies to improve ongoing management and control, so they can ensure that streamlined or re-engineered processes continue to deliver cost and performance improvements in the future. Business intelligence, analytics and knowledge management applications are expected to also play an increasingly significant role as companies seek to generate more valuable insight and analysis from their operational and financial data. We believe that these enabling technologies will produce real-time enterprises, capable of nearly instantaneous views of current performance and more accurate and efficient planning, forecasting and reporting.

OUR APPROACH

We provide services designed to enable companies to achieve world-class business performance by combining intellectual capital from The Hackett Group, with its extensive database of business process best practices and performance measurement results, and our proprietary Best Practice Implementation (BPI) approach. Our BPI approach leverages our knowledge of world-class best practices gathered through Hackett benchmarks and incorporates that detail throughout a tool set to ensure that best practices are identified and implemented throughout a project. This coordinated approach addresses people, process, information and technology. Hackett services help clients understand how well they are performing today compared with the world’s most effective companies. Its specialists have the skills and experience to implement solutions, based on client performance measurement results, to drive them toward world-class performance. Hackett provides deep insight into how top-performing companies operate, and applies those best practices to generate cost and performance gains for clients. Answerthink uses Hackett intellectual capital in the form of best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflow and functionality that is enabled by enterprise applications.

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

The BPI approach often begins with a clear understanding of current performance, which is gained through measuring key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the four key business drivers of people, process, technology and information, companies risk losing a significant portion of business case benefits. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

Similarly, we integrate Hackett Best Practices directly into technology solutions. It is imperative to simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses, in most functional areas of major business application packages from Lawson, Oracle, Hyperion, PeopleSoft and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. Best practice implementations establish the foundation for improved performance. Building on that foundation, a new breed of enabling technologies complement enterprise systems to drive further performance gains. These technologies, which include business process management software, portals, business intelligence and analytics, and knowledge management, enhance real-time business process management, visibility and decision-making.

The combination of optimized processes, a best practices-based business application environment and the right enabling technologies allows our clients to achieve and sustain significant business performance improvement.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as the economy grows and companies begin to spend more on improving their business models and IT infrastructure. Our competitors include international, national and regional strategic consulting and technology implementation firms, and the IT services divisions of application software firms. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. There is great pressure to complete projects quickly, control costs and maintain efficient operations.

Still, we believe our competitive position is strong. With Hackett intellectual capital and its direct link to our BPI approach, we believe we can assist clients better than our competitors. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

Our culture of collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our multidisciplinary approach, allows us to compete favorably.

STRATEGY

Moving forward, our focus is on executing the following strategies:

•	Continue to rapidly grow The Hackett Group with new and renewable multi-year offerings. Our benchmarking offerings help companies identify and quantify opportunities for operational improvements and efficiently measure and track the degree of improvement against specific internal and peer performance targets over multi-year periods. Our business advisory services target executives seeking guidance and proven strategies on operational and strategic issues. During 2004 we experienced strong growth in our Hackett benchmarking and subscription based advisory programs. We continue to develop subscription advisory products that will allow clients to efficiently realize the benefits identified in the Hackett benchmarking services. As subscription sales continue to grow an increasing number of sales will involve multi-year commitments which will improve the predictability of our results.

•	Continue to expand our Best Practices Implementation tools. BPI incorporates intellectual capital from The Hackett Group into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and the improved return on investment. Our clients attribute their decision to use us to our Best Practice Implementation (BPI) approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our Best Practice Implementation methods and knowledge. The recent launch of version two of our BPI tools resulted in an expanded best practice repository along with key revisions in business process areas that have been impacted by emerging information technologies. We expect this new and expanded version of our tools and methods to further differentiate our ability to serve our clients. We will continue to train associates in all of our practices about BPI so they are equipped with the knowledge and tools necessary to share our vision with existing and prospective clients.

•	Continue to leverage our unique best practice knowledge through select strategic alliances. Because of our understanding of how to optimize processes and software configuration with proven best practices, a relationship with a larger provider of comprehensive business and IT services represents a logical opportunity to expand our client base. Our strategic relationship with Accenture, L.L.P., a leading provider of consulting services, gives them the exclusive right to collaborate with Answerthink and The Hackett Group in offering best practices benchmarking services and our BPI tools in designated functional areas, including finance, accounting, performance management, business intelligence and procurement. In situations where Accenture uses our intellectual capital, we have an opportunity to staff up to 15% of the project positions of each engagement jointly pursued. If we are the lead source on jointly pursued opportunities with Accenture, then we will have the opportunity to staff up to 25% of the positions. Our strategy is to execute on this current alliance and expand to other functional areas as well as geographic locations outside of North America. In addition, we continue to build upon joint marketing initiatives with Oracle, SAP, Lawson, and Hyperion and other strategic business and IT providers.

•	Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete. We believe that our unique Hackett access and our BPI approach coupled with our strong balance sheet and infrastructure can be utilized to support a larger organization. Acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus.

•	Expand our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. In late 2004, we opened our new facility in Hyderabad, India which will allow us to more aggressively market this capability in our proposals in 2005. With this improved infrastructure in place, we are expecting our headcount and utilization of India resources to expand in 2005.

OUR SOLUTION

We offer a comprehensive range of services, including benchmarking, business advisory programs and business transformation, enterprise business applications implementation, business intelligence and offshore application development support. With strategic and functional knowledge in finance, human resources, information technology, procurement supply chain management, customer service and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

The Hackett Group

•	Benchmarking & Executive Advisory Programs

Since Hackett’s inception in 1991, The Hackett Group has measured and evaluated the efficiency and effectiveness of enterprise functions at nearly 2000 global organizations. This includes 93 percent of the Dow Jones Industrials, 80 percent of the Fortune 100, and 90 percent of the Dow Jones Global Titans Index. Ongoing studies are conducted in a wide range of areas, including finance, human resources, information technology, procurement, SG&A and shared service centers. Hackett has identified nearly 1,300 best practices for approximately 100 processes in these key functional areas. Hackett uses proprietary performance measurement tools and data collection process that enables companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Additionally, Hackett offers a full range of services to executives such as advisory inquiries, peer interaction, and access to an online repository of best practices data. Topics range from finance and accounting and ERP optimization to planning and performance management and outsourcing considerations.

•	Business Transformation

Our Business Transformation programs help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams use Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational planning, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, processes, technology and information.

Best Practices Solutions

•	Business Applications

Our Business Applications professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on the following application providers: Lawson, Oracle, PeopleSoft, SAP, and several leading time and attendance providers. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our Business Applications teams. BPI tools and templates help integrate best practices into business applications. The group also offers post-implementation support, change management, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide offshore application development and support services. These services include post-implementation support for select business application platforms. Our Business Applications group also includes a division responsible for the sale and maintenance support of the SAP suite of enterprise resource planning applications.

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

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated strategic buyers of business and IT consulting. During 2004, our ten most significant clients accounted for approximately 28% of revenues. No clients generated more than 10% of total revenues.

We believe that we have achieved a high level of satisfaction across our client base in 2004. The responses to the surveys we send to clients continue to be extremely positive. During 2004, we received surveys from a significant number of our engagements with an average score of 4.6 on a 5.0 scale. The direct feedback and suggestions we receive on surveys are captured and used to continuously improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2005 is to continue to increase awareness of our brand that we have created around Hackett and BPI. Our Hackett and BPI message will remain the central focus of our marketing and communications programs this year as we drive both an understanding of and demand for this approach. Similarly, we have realigned our sales force so it can market business transformation programs along with our benchmarking and executive advisory programs. We continue to maintain compensation programs that reward the linkage between sales of benchmarking and business advisory programs provided by The Hackett Group and best practices solutions provided by our Business Applications and Business Intelligence groups.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•	The Leadership Team

•	The Sales Organization

•	The Solution Strategist Network

•	Lead Generation Specialists

•	The Delivery Organization

The Leadership Team is comprised of our senior leaders who have a combination of executive, functional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing business by fostering executive level relationships within accounts and leveraging their existing contacts in the marketplace.

The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets and are primarily focused on developing new relationships within their target accounts. Each sales associate has between two and ten target accounts split between existing clients and select Global 2000 prospects. They represent our entire offering. They also handle geographic-related opportunities as they arise.

The Solution Strategist Network is comprised of associates throughout our various practices who are primarily dedicated to developing new business. Solution strategists possess deep subject matter expertise within a specific discipline and receive incentive compensation on the amount of revenue they generate in addition to other criteria. Solution strategists sell new business in geographic accounts and collaborate with the sales organization on specific account opportunities to provide content expertise.

Lead Generation Specialists are comprised of trained groups of lead development specialists who are conversant with its various solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.

The Delivery Organization is comprised of our billable associates who work at client locations. We encourage associates to pursue additional business development opportunities through their normal course of delivering existing projects and help us expand our business within existing accounts.

In addition to our business development team, we have a corporate marketing and communications organization responsible for overseeing our marketing programs, public relations and employee communications activities.

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

Target Accounts are comprised of prospects and clients who are geographically situated where a sales representative resides. Criteria for inclusion as a target account includes the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

Geographic Focus Accounts are accounts within a specified geographic location that fall neither within the top 25 or target account lists. These accounts can include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts. This account set is handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

Strategic Alliance Accounts are accounts that allow us to partner with organizations with greater scale or different skill sets or with software developers so that all parties can jointly market their products and services to prospective clients. An example of this type of alliance is the agreement with Accenture that was signed in late 2003. This agreement gives Accenture the exclusive right to collaborate with us in offering its clients our best practice benchmarking programs and best practices solutions in designated functional areas, including finance, accounting, performance management, business intelligence and procurement. Under the agreement, we have the ability to expand into additional enterprise functional areas and geographic locations. The agreement gives us access to Accenture’s global client base and sales distribution channel. By working with more clients, The Hackett Group will be able to broaden the base of critical metrics and best practices, thereby creating even richer benchmark data to help companies achieve world-class performance. Our alliance allows us to staff a portion of the consulting positions for each engagement that is jointly closed with Accenture. We continue to seek alliances that broaden our distribution channel.

MANAGEMENT SYSTEMS

Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind˜Share. We continuously work to improve Mind˜Share, as well as our infrastructure and management control systems, which we believe represents a competitive advantage for us. We believe that Mind˜Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all of our consultants worldwide on a real-time basis. Our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate the new employees and systems of businesses we have acquired.

HUMAN RESOURCES

We believe that our culture fosters intellectual rigor and creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution.

Our core values are the strongest expression of our working style. They are what we stand for. These core values are:

•	Development of our associates our unique content business model and knowledge base creates a highly unique learning opportunity

•	Diversity of backgrounds, skills and experiences

•	Knowledge capture, contribution and utilization

•	Collaboration with one another, with our partners and with our clients

Our human resources staff includes dedicated resources to recruit consultants with both business and technology expertise. Our recruiting team drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of resources. Our human resources staff also includes seasoned professionals that support our practices by, among other things, administering our benefit programs and facilitating the hiring process. We also have an employee referral program, which rewards existing employees who source new hires.

The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs and a 401(k) program including a company match for associates below the level of senior director. Our associates are paid competitive salaries and incentive pay. Incentive pay for delivery resources is based on an individual’s contribution to the projects on which he or she is staffed. Incentive pay for sales associates is based on achievement of sales quotas. Incentive pay for management is based on company performance, sales contributions, client management and practice management.

As of December 31, 2004, we had approximately 720 associates, approximately 80% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We engage consultants as independent contractors from time to time.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. The mission of our Community Council, which operates in each of the cities where we have offices, is to strive to leave the markets, communities and clients we serve better than we found them. We do it by building a strong sense of community, collaboration and personal interaction among all of our associates, through both volunteer and service programs and social gatherings. Our associates are actively involved in many valuable and high-impact community programs, including United Way, Ronald McDonald House, Big Brothers & Sisters, Race for the Cure, Make-A-Wish Foundation, Habitat for Humanity, the National Adoption Center, the National Heart Association and Special Olympics.

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site http://www.answerthink.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Any material that we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 [or at www.sec.gov]. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

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

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•	the number, size, timing and scope of client engagements;

•	customer concentration;

•	long and unpredictable sales cycles;

•	contract terms of client engagements;

•	degrees of completion of client engagements;

•	client engagement delays or cancellations;

•	competition for and utilization of employees;

•	how well we estimate the resources and effort we need to complete client engagements;

•	the integration of acquired businesses;

•	pricing changes in the industry;

•	economic conditions specific to business and information technology consulting; and

•	general economic conditions.

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

We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of business consulting and IT services. If our reputation is damaged or if potential clients are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

We depend heavily on a limited number of clients.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2004, our ten largest clients accounted for approximately 28% of our revenues in the aggregate. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, or that client’s decision to reduce spending on technology-related projects, could have a material adverse effect on our business, financial condition and results of operations.

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

Our markets are highly competitive.

We may not be able to compete effectively with current or future competitors. The business consulting and IT services market is highly competitive. We expect competition to further intensify as these markets continue to evolve. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms.

In addition, there are relatively low barriers to entry into the business consulting and IT services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance, than ours, which could significantly decrease our revenues and the value of your investment.

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

We may lose large clients or not be able to secure targeted follow-on work or client retention rates.

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with 30 days notice and without penalty. As a result, if we lose a major client or large client engagement, our revenues will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large client engagement, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large account receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

We also derive an increasing portion of our revenues from annual memberships for our business advisory programs. Our growth prospects therefore depend on our ability to achieve and sustain high retention rates on programs and to successfully launch new programs. Failure to achieve high renewal rate levels or to successfully launch new programs and services could have a material adverse effect on our operating results.

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

Our initiatives that leverage The Hackett Group’s best practices knowledge may not be successful.

The BPI tools that we developed using Hackett best practice knowledge continue to be introduced to our existing client base and to client prospects. We still do not have enough experience with them to ensure that clients and prospects will perceive any additional benefit associated with the BPI tools versus other traditional implementation methodologies. As such, BPI may not enable us to differentiate ourselves in the marketplace, and we may not achieve any benefits from this new methodology.

Planned enhancements to The Hackett Group’s advisory product offerings which will include business transformation programs represent a departure from its traditional benchmarking offerings. We may not be able to adequately support these new offerings. Clients or prospects may view The Hackett Group as a new and unproven entrant into this space. As such, clients and client prospects may choose to purchase these types of products and services from companies with a longer track record of providing these types of offerings.

The anticipated benefits from the Joint Marketing and Alliance Agreement with Accenture LLP may not be achieved.

The initial term of our Joint Marketing and Alliance Agreement expires on October 7th of 2005. It may be renewed upon mutual agreement of the parties. We are still developing our relationship with Accenture. Accenture client partners may choose not to involve Answerthink or The Hackett Group in their client pursuits. This would have an adverse affect on our ability to achieve the participation entitlements contained in the agreement. The client engagements won jointly may be of a complex nature and very large in scale. We may not be able to staff all of the positions that we would have a right to staff on a timely basis, and Accenture may not be satisfied with the quality or performance of the resources that we staff. This may lead to the termination of the agreement, which either party can seek upon ninety days notice.

ITEM 2.	PROPERTIES

Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 10,780 square feet and expires June 30, 2005. We also have offices in Atlanta, Boston, Chicago, Frankfurt, London, New York, Philadelphia, Princeton, San Jose and Hyderabad, India. We believe that we will be able to obtain suitable space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3.	LEGAL PROCEEDINGS

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint. The plaintiffs did not file an amended complaint within the time allowed by the court. On February 11, 2004, the court entered a final judgment dismissing the case against all parties with prejudice and closed the case. The time for appeal has expired. This matter is concluded.

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market since our initial public offering on May 28, 1998 under the Nasdaq symbol “ANSR.” The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the Nasdaq National Market.

	High	Low
2004
Fourth Quarter	$5.49	$3.51
Third Quarter	$6.35	$3.87
Second Quarter	$8.45	$4.22
First Quarter	$8.19	$5.50

2003
Fourth Quarter	$6.35	$3.21
Third Quarter	$4.03	$2.19
Second Quarter	$2.59	$1.75
First Quarter	$2.97	$1.95

The closing sale price for the common stock on March 4, 2005 was $4.00.

As of March 4, 2005, there were approximately 358 holders of record of our common stock and 43,451,221 shares of common stock outstanding.

Company Dividend Policy

We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 2, 2004 to October 29, 2004	433,950	$3.96	433,950	$7,425,645
October 30, 2004 to November 26, 2004	82,200	$4.48	82,200	$7,057,098
November 27, 2004 to December 31, 2004	52,000	$4.52	52,000	$6,822,058
Total	568,150	$4.09	568,150

The Company has an ongoing authorization, as amended, from the Board of Directors to repurchase shares of the Company’s common stock in the open market or in negotiated transactions. The Company’s authorization is for up to $25 million, of which approximately $6.8 million is currently still available. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 31, 2004, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001	December 29, 2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$129,339	$117,945	$156,357	$220,966	$260,892
Reimbursements	14,208	14,442	20,490	29,377	35,811
Total revenues	143,547	132,387	176,847	250,343	296,703

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	75,774	73,061	104,981	132,843	147,040
Reimbursable expenses	14,208	14,442	20,490	29,377	35,811
Total project personnel and expenses	89,982	87,503	125,471	162,220	182,851

Selling, general and administrative expenses	48,491	43,951	53,416	77,087	92,321
Impairment of goodwill	—	—	20,000	—	—
Restructuring costs	3,749	4,875	10,886	5,619	3,268
Stock compensation expense	2,321	1,236	—	4,855	853
Total costs and operating expenses	144,543	137,565	209,773	249,781	279,293
Income (loss) from operations	(996)	(5,178)	(32,926)	562	17,410
Other income (expense):
Litigation settlement	—	—	—	—	1,850
Non-cash investment losses	—	—	—	—	(2,350)
Interest income (expense), net	802	706	570	843	589
Income (loss) before income taxes, income (loss) from discontinued operations, and cumulative effect of change in accounting principle	(194)	(4,472)	(32,356)	1,405	17,499
Income taxes	324	350	(3,508)	1,807	8,571
Income (loss) from continuing operations	(518)	(4,822)	(28,848)	(402)	8,928
Income (loss) from discontinued operations, net of income taxes	370	—	(8,911)	(8,117)	(1,027)
Income (loss) before cumulative effect of change in accounting principle	(148)	(4,822)	(37,759)	(8,519)	7,901
Cumulative effect of change in accounting principle	—	—	(31,200)	—	—
Net income (loss)	$(148)	$(4,822)	$(68,959)	$(8,519)	$7,901

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.11)	$(0.62)	$(0.01)	$0.22
Income (loss) from discontinued operations, net of income taxes	$0.01	$—	$(0.19)	$(0.18)	$(0.02)
Cumulative effect of change in accounting principle	$—	$—	$(0.68)	$—	$—
Net income (loss) per common share	$(0.00)	$(0.11)	$(1.49)	$(0.19)	$0.20
Weighted average common shares outstanding	44,188	45,140	46,348	43,999	40,262

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.11)	$(0.62)	$(0.01)	$0.20
Income (loss) from discontinued operations, net of income taxes	$0.01	$—	$(0.19)	$(0.18)	$(0.02)
Cumulative effect of change in accounting principle	$—	$—	$(0.68)	$—	$—
Net income (loss) per common share	$(0.00)	$(0.11)	$(1.49)	$(0.19)	$0.18
Weighted average common shares and common share equivalents	44,188	45,140	46,348	43,999	45,137

	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001	December 29, 2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,890	$54,441	$35,369	$35,679	$35,862
Restricted cash	$3,000	$3,000	$2,909	$—	$—
Marketable investments	$9,902	$10,000	$28,050	$24,209	$15,800
Working capital	$49,860	$58,826	$72,851	$81,313	$74,787
Total assets	$128,733	$135,223	$145,361	$211,919	$228,676
Shareholders’ equity	$99,854	$105,235	$113,047	$177,701	$172,054

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Answerthink, Inc. is a strategic business advisory and technology consulting firm that provides services designed to enable companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and maximize returns on technology investments. Our capabilities include benchmarking, business advisory, business transformation, business applications, business intelligence, and offshore application development and support. Answerthink was formed on April 23, 1997.

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

Accounts Receivable and Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our clients not making required payments. Periodically, we review accounts receivable to assess our estimates of collectibility. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2004, 2003 and 2002 ended on December 31, 2004, January 2, 2004 and January 3, 2003, respectively. Our fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to net revenues of such results:

	Year Ended
	December 31, 2004		January 2, 2004		January 3, 2003
	(in thousands, except percentage data)
Revenues:
Revenues before reimbursements	$129,339	90.1%	$117,945	89.1%	$156,357	88.4%
Reimbursements	14,208	9.9%	14,442	10.9%	20,490	11.6%
Total revenues	143,547	100.0%	132,387	100.0%	176,847	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	75,774	52.8%	73,061	55.2%	104,981	59.4%
Reimbursable expenses	14,208	9.9%	14,442	10.9%	20,490	11.6%
Total project personnel and expenses	89,982	62.7%	87,503	66.1%	125,471	71.0%

Selling, general and administrative expenses	48,491	33.8%	43,951	33.2%	53,416	30.2%
Impairment of goodwill	—	—	—	—	20,000	11.3%
Restructuring costs	3,749	2.6%	4,875	3.7%	10,886	6.2%
Stock compensation expense	2,321	1.6%	1,236	0.9%	—	—
Total costs and operating expenses	144,543	100.7%	137,565	103.9%	209,773	118.7%
Loss from operations	(996)	(0.7%)	(5,178)	(3.9%)	(32,926)	(18.7%)

Other income (expense):
Interest income (expense), net	802	0.6%	706	0.5%	570	0.4%
Loss before income taxes, income (loss) from discontinued operations and cumulative effect of change in accounting principle	(194)	(0.1%)	(4,472)	(3.4%)	(32,356)	(18.3%)
Income taxes	324	0.3%	350	0.2%	(3,508)	(2.0%)
Loss from continuing operations	(518)	(0.4%)	(4,822)	(3.6%)	(28,848)	(16.3%)
Income (loss) from discontinued operations, net of income taxes	370	0.3%	—	—	(8,911)	(5.1%)
Loss before cumulative effect of change in accounting principle	(148)	(0.1%)	(4,822)	(3.6%)	(37,759)	(21.4%)
Cumulative effect of change in accounting principle	—	—	—	—	(31,200)	(17.6%)
Net loss	$(148)	(0.1%)	$(4,822)	(3.6%)	$(68,959)	(39.0%)

Comparison of 2004 to 2003

Overview. We reported a net loss of $148 thousand in 2004 compared to a net loss of $4.8 million in 2003. Our $148 thousand loss during 2004 included restructuring costs of $3.7 million and non-cash stock compensation expense of $2.3 million. Our $4.8 million loss during 2003 included restructuring costs of $4.9 million and non-cash stock compensation expense of $1.2 million. The restructuring costs related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above pursuant to a voluntary stock option exchange program which ended on July 14, 2003.

Revenues. Revenues increased 8.4% to $143.5 million in 2004 from $132.4 million in 2003. The increase in revenues was primarily attributable to increased revenue from benchmarking and business advisory sales and related follow-on consulting projects, and the acquisitions of EZCommerce, a dual-shore ERP implementation company, and Beacon Analytics, Inc., a business performance management consulting company, focusing on the implementation of Hyperion software. These impacts were partially offset by a decline in IT implementation revenues due to the disruption of client IT integration projects in 2004 as a result of the need to freeze control environments through the end of fiscal reporting periods in order to support Sarbanes-Oxley compliance. Reimbursements as a percentage of revenues were 10% and 11% during fiscal years 2004 and 2003, respectively. In fiscal year 2004, one customer had revenues greater than 5% of total revenues, accounting for 7% of total revenues. In fiscal year 2003, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 20% of total revenues. With respect to our largest customer in 2004, our contract can be cancelled for convenience by the customer upon 30 days’ notice. Our project with this customer expires on September 2005. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as this initiative progresses into subsequent phases. However, there is no assurance that we will be able to renew this contract. The cancellation or significant reduction in the use of services from our key customer could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses increased 2.8% to $90.0 million in 2004 from $87.5 million in 2003. This slight increase was primarily attributable to an increase in the number of consultants in order to balance workforce capacity with market demand for services, partially offset by lower average cost per consultant. Consultant headcount was 550 as of December 31, 2004 compared to 483 as of January 2, 2004. Project personnel and expenses as a percentage of revenues decreased to 63% during 2004 from 66% in 2003, primarily as the result of lower average cost per consultant attributable to the addition of lower cost offshore resources as part of the acquisition of EZ Commerce.

Selling, General and Administrative. Selling, general and administrative expenses increased 10.3% to $48.5 million in 2004 from $44.0 million in 2003. The overall increases in selling, general and administrative expenses were primarily due to additional sales personnel and recruiting expenses to accommodate the growth in our benchmarking and business advisory services, partially offset by lower legal fees. Selling, general and administrative expenses as a percentage of revenues increased to 34% in 2004 from 33% in 2003. The increase is primarily attributable to the increase in selling and recruiting expenses for our benchmarking and business advisory services, partially offset by the impact of fixed expenses on higher levels of revenue in 2004 as compared to 2003.

Restructuring Costs and Discontinued Operations. Restructuring costs were $3.7 million and $4.9 million in 2004 and 2003, respectively. Restructuring costs in 2004 and 2003 relate to increases in previously established reserves for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation for our discontinued interactive marketing business. This amount was recorded as income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

Stock Compensation Expense. Stock compensation expense of $2.3 million and $1.2 million in 2004 and 2003, respectively, primarily related to our outstanding restricted stock units which were granted in July 2003 in connection with a voluntary stock exchange program. Restricted stock unit expense is based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. We expect to incur approximately $600 thousand of stock compensation expense per quarter over the remaining vesting period of the restricted stock units. Most of the restricted stock units fully vest in the third quarter of 2007. In addition, as of December 31, 2004 we had 182,858 stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During 2004 and 2003, variable plan accounting resulted in $62 thousand and $103 thousand of stock compensation expense, respectively.

Income Taxes. In 2004 and 2003, we recorded $324 thousand and $350 thousand, respectively, of income tax expense for certain state and foreign taxes, which represented 167.6% and 7.8% of our pre-tax loss, respectively. We did not recognize an income tax benefit for federal and state taxes due to the establishment of a valuation allowance for the tax benefit generated on losses during 2004 and 2003. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In 2002, we discontinued our interactive marketing business which was acquired with THINK New Ideas. In connection therewith, we claimed a worthless stock deduction for our investment in THINK New Ideas in our 2002 tax return as a result of the discontinuance of THINK New Ideas. We voluntarily requested that the Internal Revenue Service (“IRS”) review this position on an expedited basis. On August 5, 2004, we reached an agreement with the IRS representing the final step in the review process. Pursuant to the agreement, the IRS agreed that we are entitled to a worthless stock deduction of $77.3 million on our 2002 tax return. Including this deduction, we have approximately $74 million of U.S. federal net operating loss carryforwards as of December 31, 2004.

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

Selling, General and Administrative. Selling, general and administrative expenses decreased 17.7% to $44.0 million in 2003 from $53.4 million in 2002. The overall decrease in selling, general and administrative expenses was primarily due to our continued cost control initiatives and reduced discretionary spending. We reduced functional support headcount and as a result incurred $755 thousand of severance costs in 2003 compared to $202 thousand in 2002. Additionally, we incurred lower recruiting, selling, marketing and bad debt expenses and reduced property and facility expenses as a result of a decrease in the number of offices from 12 at the end of 2002 to 9 at the end of 2003. These reductions in expenses were partially offset by an increase in selling, general and administrative expenses for our benchmarking and business advisory services related to an increased sales force and other administrative personnel. Selling, general and administrative expenses as a percentage of revenues increased to 33% in 2003 from 30% in 2002. This is primarily attributable to increased selling, general and administrative expenses in our benchmarking and business advisory services and the impact of fixed expenses on a lower level of revenues in 2003 compared to 2002.

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

Stock Compensation Expense. Stock compensation expense in 2003 primarily related to the issuance of restricted stock units under a voluntary stock option exchange program, which ended on July 14, 2003. This program involved voluntary stock option exchanges for employees at a senior director level or above who had been with the Company since July 4, 2002. We recorded non-cash compensation expense of $1.1 million for the year ended January 2, 2004 based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date.

Income Taxes. In 2003, we recorded $350 thousand of income tax expense for state and foreign taxes, which represented 7.8% of our pre-tax loss. We did not recognize an income tax benefit for federal and state taxes due to the establishment of a valuation allowance for the tax benefit generated on losses during 2003. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded an income tax benefit of $3.5 million in 2002, which represented 10.8% of our 2002 loss before discontinued operations and cumulative effect of change in accounting principle. The low effective tax rate for 2002 was primarily due to the $20.0 million charge for the impairment of goodwill which was not deductible for tax purposes and to the establishment of a valuation allowance on our net deferred tax assets that existed at the end of the year.

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

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At December 31, 2004, we had $38.9 million of cash and cash equivalents compared to $54.4 million at January 2, 2004. We had $3.0 million at December 31, 2004 and January 2, 2004, on deposit with a financial institution as collateral for letters of credit and have classified this deposit as restricted cash on the accompanying consolidated balance sheets. We also had marketable investments of $9.9 million and $10 million at December 31, 2004 and January 2, 2004, respectively.

There were no material capital commitments at December 31, 2004. The following summarizes our lease commitments under non-cancelable operating leases for premises at December 31, 2004 (in thousands):

Less than 1 year	$5,240
1–3 years	10,050
4–5 years	9,096
After 5 years	14,558
38,944
Less: sublease income	8,581
Total minimum lease payments, less sublease income	$30,363

Net cash provided by operating activities was $2.4 million in 2004 compared to $9.9 million for 2003. During 2004, net cash provided by operating activities was primarily attributable to $8.6 million of non-cash expenses offset by a $3.2 million increase in accounts receivable and unbilled revenue and a decrease of $3.0 million in accrued expenses and other liabilities. Non-cash expenses included depreciation and amortization, non-cash compensation expense and provision for doubtful accounts. During 2003, net cash provided by operating activities was primarily attributed to $6.0 million of non-cash expenses, a $10.1 million decrease in prepaid expenses and other assets primarily related to an $8.5 million tax refund received in the second quarter of 2003, and a $1.3 million decrease in accounts receivable and unbilled revenue. These effects were partially offset by our net loss of $4.8 million, a $2.1 million decrease in accounts payable and a $600 thousand decrease in accrued expenses and other liabilities.

Net cash used in investing activities was $10.4 million in 2004 compared to net cash provided by investing activities of $13.4 million in 2003. The uses of cash for investing activities in 2004 were primarily attributable to $7.2 million used in the acquisition of a business and $3.2 million for purchases of property and equipment. Net cash provided by investing activities in 2003 was attributable to proceeds of $76.5 million from sales of marketable investments, partially offset by purchases of $58.5 million of marketable investments, $1.2 million for purchases of property and equipment and $3.3 million used in the acquisition of a business.

Net cash used in financing activities was $7.6 million in 2004 compared to $4.2 million during 2003. During 2004 cash used in financing activities consisted of $10.5 million for the repurchase of our common stock, partially offset by proceeds of $2.9 million from the sale of stock through our Employee Stock Purchase Plan, and from the exercises of our common stock options. Cash used in financing activities during 2003 consisted of $5.5 million for repurchases of our common stock, offset by $1.3 million of proceeds from the sale of stock through our Employee Stock Purchase Plan, and from exercises of stock options.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. During the second quarter of 2003, and the second, third and fourth quarters of 2004, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock for each of these four quarters, thereby increasing the total program size to $25 million. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2004, we had repurchased 5,526,855 shares of our common stock at an average price of $3.29 per share. In June 2003, we repurchased 465,120 shares from the Company’s President, who is also a director, at $2.15 per share. We hold repurchased shares of our common stock as treasury stock.

In May 2004, the Company purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. In addition, approximately $3.0 million of contingent consideration will be payable over the next two years if certain earnings goals are achieved. In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. In 2004, we paid $1.1 million of earned contingent consideration.

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. We have not yet determined which fair-value method and transitional provision we will follow, or if the adoption of SFAS 123R will have a significant impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term variable interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANSWERTHINK, INC.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Certified Public Accounting Firm	26
Consolidated Balance Sheets as of December 31, 2004 and January 2, 2004	27
Consolidated Statements of Operations for the Years Ended December 31, 2004, January 2, 2004 and January 3, 2003	28
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2004, January 2, 2004 and January 3, 2003	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, January 2, 2004 and January 3, 2003	30
Notes to Consolidated Financial Statements	31
Schedule II—Valuation and Qualifying Accounts and Reserves	47

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
of Answerthink, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at December 31, 2004 and January 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
March 14, 2005

ANSWERTHINK, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2004	January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$38,890	$54,441
Accounts receivable and unbilled revenue, net of allowance of $2,109 and $1,757 in 2004 and 2003, respectively	28,883	24,877
Prepaid expenses and other assets	3,459	4,260
Total current assets	71,232	83,578

Marketable investments	9,902	10,000
Restricted cash	3,000	3,000
Property and equipment, net	7,568	8,714
Other assets	3,245	3,211
Goodwill, net	33,786	26,720
Total assets	$128,733	$135,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,462	$3,793
Accrued expenses and other liabilities	17,910	20,959
Total current liabilities	21,372	24,752
Accrued expenses and other liabilities, non-current	7,507	5,236
Total liabilities	28,879	29,988

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 48,969,181 shares at December 31, 2004; 48,290,640 shares at January 2, 2004	49	48
Additional paid-in capital	277,356	274,481
Unearned compensation	(6,011)	(8,367)
Treasury stock, at cost, 5,526,855 shares at December 31, 2004 and 3,550,279 shares at January 2, 2004	(18,178)	(7,686)
Accumulated deficit	(153,389)	(153,241)
Accumulated other comprehensive income	27	—
Total shareholders’ equity	99,854	105,235
Total liabilities and shareholders’ equity	$128,733	$135,223

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Revenues:
Revenues before reimbursements	$129,339	$117,945	$156,357
Reimbursements	14,208	14,442	20,490
Total revenues	143,547	132,387	176,847

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	75,774	73,061	104,981
Reimbursable expenses	14,208	14,442	20,490
Total project personnel and expenses	89,982	87,503	125,471

Selling, general and administrative expenses	48,491	43,951	53,416
Impairment of goodwill	—	—	20,000
Restructuring costs	3,749	4,875	10,886
Stock compensation expense	2,321	1,236	—
Total costs and operating expenses	144,543	137,565	209,773
Loss from operations	(996)	(5,178)	(32,926)
Other income (expense):
Interest income	866	706	766
Interest expense	(64)	—	(196)
Loss before income taxes, income (loss) from discontinued operations and cumulative effect of change in accounting principle	(194)	(4,472)	(32,356)
Income taxes	324	350	(3,508)
Loss from continuing operations	(518)	(4,822)	(28,848)
Income (loss) from discontinued operations, net of income taxes	370	—	(8,911)
Loss before cumulative effect of change in accounting principle	(148)	(4,822)	(37,759)
Cumulative effect of change in accounting principle	—	—	(31,200)
Net loss	$(148)	$(4,822)	$(68,959)
Basic net loss per common share:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.62)
Income (loss) from discontinued operations, net of income taxes	$0.01	$—	$(0.19)
Cumulative effect of change in accounting principle	$—	$—	$(0.68)
Net loss per common share	$(0.00)	$(0.11)	$(1.49)

Weighted average common shares outstanding	44,188	45,140	46,348

Diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(0.11)	$(0.62)
Income (loss) from discontinued operations, net of income taxes	$0.01	$—	$(0.19)
Cumulative effect of change in accounting principle	$—	$—	$(0.68)
Net loss per common share	$(0.00)	$(0.11)	$(1.49)

Weighted average common and common equivalent shares outstanding	44,188	45,140	46,348

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensiv Income (Loss)
	Shares	Amount		Shares	Amount
Balance at December 28, 2001	45,880	$46	$257,115	—	$—	$—	$(79,460)	$—	$177,701
Issuance of common stock	1,848	2	6,511	—	—	—	—	—	6,513
Treasury stock purchased	—	—	—	(1,146)	(2,208)	—	—	—	(2,208)
Net loss	—	—	—	—	—	—	(68,959)	—	(68,959)	$(68,959)
Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(68,959)
Balance at January 3, 2003	47,728	$48	$263,626	(1,146)	$(2,208)	$—	$(148,419)	$—	$113,047
Issuance of common stock	563	—	1,252	—	—	—	—	—	1,252
Treasury stock purchased	—	—	—	(2,404)	(5,478)	—	—	—	(5,478)
Issuance of restricted stock units, net of cancellations	—	—	9,487	—	—	(9,487)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	1,120	—	—	1,120
Stock compensation expense	—	—	13	—	—	—	—	—	13
Variable stock options	—	—	103	—	—	—	—	—	103
Net loss	—	—	—	—	—	—	(4,822)	—	(4,822)	$(4,822)
Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(4,822)
Balance at January 2, 2004	48,291	$48	$274,481	(3,550)	$(7,686)	$(8,367)	$(153,241)	$—	$105,235
Issuance of common stock	678	1	2,910	—	—	—	—	—	2,911
Treasury stock purchased	—	—	—	(1,977)	(10,492)	—	—	—	(10,492)
Issuance of restricted stock units, net of cancellations	—	—	(97)	—	—	97	—	—	—
Amortization of restricted stock units	—	—	—	—	—	2,259	—	—	2,259
Variable stock options	—	—	62	—	—	—	—	—	62
Net loss	—	—	—	—	—	—	(148)	—	(148)	$(148)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	(98)	(98)	(98)
Foreign currency translations	—	—	—	—	—	—	—	125	125	125
Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(121)
Balance at December 31, 2004	48,969	$49	$277,356	(5,527)	$(18,178)	$(6,011)	$(153,389)	$27	$99,854

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Cash flows from operating activities:
Net loss	$(148)	$(4,822)	$(68,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	31,200
Impairment of goodwill	—	—	20,000
Write-off of leasehold improvements and other assets	—	—	5,217
Depreciation and amortization	5,177	4,954	5,327
Non-cash compensation expense	2,321	1,236	—
Provision for doubtful accounts	1,060	(235)	779
Deferred income taxes	—	—	4,961
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(3,210)	1,309	18,930
Decrease (increase) in prepaid expenses and other assets	920	10,075	(5,419)
Decrease in accounts payable	(707)	(2,066)	(230)
Decrease in accrued expenses and other liabilities	(2,974)	(586)	(4,776)
Net cash provided by operating activities	2,439	9,865	7,030
Cash flows from investing activities:
Purchases of property and equipment	(3,199)	(1,225)	(4,044)
Increase in restricted cash	—	(91)	(2,909)
Purchases of marketable investments	(39,750)	(58,458)	(43,191)
Proceeds from sales, calls and maturities of marketable investments	39,750	76,508	39,350
Cash used in acquisition of businesses, net of cash acquired	(7,210)	(3,301)	(851)
Net cash provided by (used in) investing activities	(10,409)	13,433	(11,645)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,911	1,252	6,513
Repurchases of common stock	(10,492)	(5,478)	(2,208)
Net cash provided by (used in) financing activities	(7,581)	(4,226)	4,305
Net increase (decrease) in cash and cash equivalents	(15,551)	19,072	(310)
Cash and cash equivalents at beginning of year	54,441	35,369	35,679
Cash and cash equivalents at end of year	$38,890	$54,441	$35,369
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$72
Cash paid for income taxes	$193	$110	$133

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Significant Accounting Policies

Nature of Business

Answerthink, Inc. (the “Company” or “Answerthink”) is a strategic business advisory and technology consulting firm. Answerthink’s capabilities include benchmarking, business advisory, business transformation, business applications, business intelligence, and offshore application development and support.

Principles of Consolidation

The consolidated financial statements and information herein include the accounts of Answerthink and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2004, 2003, and 2002 ended on December 31, 2004, January 2, 2004 and January 3, 2003, respectively. Fiscal year 2002 was a 53-week period. References to a year included in this section refer to a fiscal year rather than a calendar year.

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

Marketable investments

Marketable investments are available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and accumulated as a separate component of stockholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). Realized gains and losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

Accounts Receivables and Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the our clients not making required payments. Management makes estimates of the uncollectibility of the accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Nature of Business and Significant Accounting Policies (continued)

The Company capitalizes the costs of internal-use software in accordance with Statement of Position No. 98-1 (“SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalizes certain costs, which generally include hardware, software, and payroll related costs for employees who are directly associated with and who devote time to the development of internal-use computer software.

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

The new statement also requires that goodwill be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company performed an impairment test primarily as a result of the decline in stock prices for the Company and its peer group during the quarter ended September 27, 2002 and recorded a non-cash impairment charge of $20.0 million. In our fiscal 2004 and 2003 annual analysis conducted in the fourth quarters of fiscal 2004 and 2003, respectively, we concluded that we did not have any additional impairment of goodwill.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 11. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net loss and net loss per share for the years ended December 31, 2004, January 2, 2004, January 3, 2003 would have been adjusted to the pro forma amounts indicated as follows (in thousands, expect per share data):

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net loss, as reported	$(148)	$(4,822)	$(68,959)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2,321	1,236	—
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(5,354)	(6,702)	(27,802)
Pro forma net loss	$(3,181)	$(10,288)	$(96,761)

Basic net loss per common share
As reported	$(0.00)	$(0.11)	$(1.49)
Pro forma	$(0.07)	$(0.23)	$(2.09)

Diluted net loss per common share
As reported	$(0.00)	$(0.11)	$(1.49)
Pro forma	$(0.07)	$(0.23)	$(2.09)

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

Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares which were not included in the diluted loss per share calculation for the years ending December 31, 2004, January 2, 2004 and January 3, 2003 were 3,601,100 shares, 1,806,963 shares and 333,644 shares, respectively, of unvested restricted stock issued to employees and 667,728 shares, 289,647 shares and 310,478 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable, and accrued expenses and other liabilities. At December 31, 2004, and January 2, 2004, the fair value of these instruments approximated their carrying value.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal year 2004, one customer had revenues greater than 5% of total revenues, accounting for approximately 7% of total revenues. In fiscal year 2003, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 20% of total revenues. In fiscal year 2002, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 36% of total revenues.

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

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.  Nature of Business and Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, and cumulative foreign currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The net assets and operations of entities outside of the United States are translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term-investment nature are reported in the same manner as translation adjustments.

Segment Reporting

The Company engages in business activities in one operating segment, which provides business and technology consulting services.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow, or if the adoption of SFAS 123R will have a significant impact on its results of operations.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform current year presentation, including reflecting the gross purchases and sales of investment grade variable rate securities as investing activities rather than as a component of cash and equivalents. This reclassification did not affect previously reported cash flows from operations.

2.	Acquisitions and Investing Activities

During the three year period ended December 31, 2004, the Company acquired four businesses providing information technology services (collectively, the “Acquired Entities”) in separate transactions. One was completed in 2004, one was completed in 2003, and two were completed in 2002. Aggregate consideration for the Acquired Entities was $11.4 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition.

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2004	2003	2002
Fair value of net assets (excluding cash) acquired	$1,121	$1,264	$851
Goodwill	7,066	—	—
Intangible assets	1,943	2,287	—
Deferred payment	(2,920)	—	—
Accrued earn-out	—	(250)	—
Cash used in acquisitions of businesses, net of cash acquired	$7,210	$3,301	$851

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Acquisitions and Investing Activities (continued)

These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price including any contingent consideration over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and/or intangible assets. The pro forma impact of the acquisitions completed in 2004, 2003 and 2002 was not significant to the results of the Company’s consolidated operations for the years ended December 31, 2004, January 2, 2004 and January 3, 2003.

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

In July 2003, the Company purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent cash consideration due over the next three years if certain earnings goals are achieved. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets which totaled $2.0 million has been recorded as intangible assets and are being amortized over periods ranging from 6 months to 3 years. During 2004, the Company paid $1.1 million for earned contingent consideration related to the purchase of Beacon. Of this amount, $566 thousand was recorded as intangible assets and $528 thousand as goodwill.

The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of December 31, 2004 and January 2, 2004, intangible assets totaled approximately $2.3 million and $2.4 million, respectively, net of accumulated amortization of $3.1 million and $1.1 million, respectively. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 4 years. Amortization expense for such intangible assets was $2.0 million, $893 thousand and $208 thousand for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively. As of December 31, 2004, the Company estimates remaining amortization expense to be approximately $1.6 million, $645 thousand and $90 thousand in fiscal years 2005, 2006 and 2007, respectively.

3.	Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	December 31, 2004	January 2, 2004
Accounts receivable	$24,932	$18,632
Unbilled revenue	6,060	8,002
Allowance for doubtful accounts	(2,109)	(1,757)
	$28,883	$24,877

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Marketable investments

At December 31, 2004 and January 2, 2004, all of the Company’s marketable securities were U.S. Government Agencies and were classified as available for sale. Marketable investments are carried on the balance sheet at their fair value.

The following tables summarize the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2004
U.S. Government Agencies	$10,000	$—	$(98)	$9,902
2003
U.S. Government Agencies	$10,000	$—	$—	$10,000

Contractual maturities of marketable investments at December 31, 2004 are as follows (in thousands):

	Amortized Cost	Market Value
Less than one year	$—	$—
Due in 1–2 years	10,000	9,902
Due in 3–5 years	—	—
Due after 5 years	—	—
	$10,000	$9,902

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities were not material to the Company’s consolidated results of operations for the years ended December 31, 2004, January 2, 2004 and January 3, 2003.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2004	January 2, 2004
Equipment	$8,997	$12,736
Furniture and fixtures	149	385
Software	5,478	6,892
Leasehold improvements	3,310	5,123
	17,934	25,136
Less accumulated depreciation	(10,366)	(16,422)
	$7,568	$8,714

During fiscal years 2004 and 2002, write-offs of $1.2 million and $5.0 million for leasehold improvements and other assets were recorded as part of the restructuring costs.

Depreciation expense for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 was $3.2 million, $4.1 million and $5.1 million, respectively. Of these amounts, $1.0 million was included in the loss from discontinued operations in the consolidated statements of operations for the year ended January 3, 2003.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2004	January 2, 2004
Accrued compensation and benefits	$4,418	$5,364
Accrued restructuring related expenses	2,021	4,835
Deferred revenue	4,680	4,850
Other accrued expenses	5,355	5,910
Acquisition related deferred payment	1,436	—
Current accrued expenses and other liabilities	17,910	20,959
Accrued restructuring related expenses — non-current	6,023	5,236
Acquisition related deferred payment — non-current	1,484	—
Non-current accrued expenses and other liabilities	7,507	5,236
Total accrued expenses and other liabilities	$25,417	$26,195

7.	Letters of Credit

The Company has outstanding letters of credit of $2.6 million to secure our obligations on various operating leases. The Company has deposited $3.0 million at December 31, 2004 and January 2, 2004, with a financial institution as collateral for these letters of credit and has classified this deposit as restricted cash on the accompanying consolidated balance sheets.

8.	Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through 2015. Rent expense for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 was $2.0 million, $2.2 million and $4.9 million, respectively.

Future minimum lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at December 31, 2004 are as follows (in thousands):

2005	$5,240
2006	5,246
2007	4,804
2008	4,573
2009	4,523
Thereafter	14,558
38,944
Less: sublease income	8,581
Total minimum lease payments, less sublease income	$30,363

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income Taxes

The components of the tax expense (benefit) for income taxes are as follows (in thousands):

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Current tax expense (benefit)
Federal	$—	$—	$(8,469)
State	231	262	—
Foreign	93	88	—
	324	350	(8,469)
Deferred tax expense
Federal	—	—	4,697
State	—	—	—
Foreign	—	—	264
	—	—	4,961
Income taxes	$324	$350	$(3,508)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 31, 2004		January 2, 2004		January 3, 2003
U.S. statutory income tax (benefit) rate	(35.0	) %	(35.0	) %	(35.0	) %
State income taxes, net of Federal income tax benefit	77.7		3.8		—
Loss on investment in subsidiary	2,573.4		(129.6)		(85.2)
Valuation allowance	(2,559.2)		166.4		87.2
Impairment of goodwill	—		—		21.6
Other, net	110.7		2.2		0.6
Effective rate	167.6%		7.8%		(10.8	) %

The components of the net deferred income tax asset are as follows (in thousands):

	December 31, 2004	January 2, 2004
Deferred income tax assets:
Purchased research and development	$817	$921
Allowance for doubtful accounts	833	615
Net operating loss and tax credits carryforward	30,581	36,121
Accrued expenses and other liabilities	6,373	5,906
	38,604	43,563
Valuation allowance	(35,360)	(40,818)
	3,244	2,745
Deferred income tax liabilities:
Depreciation and amortization	(2,060)	(1,627)
Other items	(1,184)	(1,118)
	(3,244)	(2,745)
Net deferred income tax asset	$—	$—

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Income Taxes (continued)

At December 31, 2004 and January 2, 2004, the Company had $74.0 million and $88.0 million, respectively, of U.S. federal net operating loss carryforwards available for tax purposes, most of which expire in 2022 if not utilized.

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

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and January 2, 2004, the Company had established a valuation allowance of $35.4 million and $40.8 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

10.	Shareholders’ Equity

Securities Purchase Agreement

In March 1999, THINK New Ideas entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Capital Ventures International and Marshall Capital Management, Inc. (the “Purchasers”) whereby the Purchasers agreed to purchase shares of common stock and warrants to acquire shares of common stock. Pursuant to the Securities Purchase Agreement, on March 5, 1999, THINK New Ideas issued, for proceeds of $6 million, 609,799 shares of its common stock at $9.84 per share. In connection with this agreement, at any time prior to March 5, 2000 the Purchasers also had the right but not the obligation to purchase 371,353 additional shares of common stock at $13.46 per share, together with warrants for 1/5 share for each additional share purchased, exercisable at an exercise price of 150% of the market price on the date the related additional shares were purchased. Pursuant to the Securities Purchase Agreement, the additional shares were sold in March 2000 for $5.0 million and warrants to acquire 74,270 shares of common stock, exercisable for a five-year term, were issued at an exercise price of $36.94. All of these warrants were outstanding as of December 31, 2004.

Stock Plans

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 percent of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2004, 2003 and 2002, 316,889 shares, 455,482 shares and 734,047 shares, respectively, were issued.

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years with a maximum term of 10 years. The number of shares available for future issuance at December 31, 2004 is 10,882,169 shares.

On June 11, 2003, the Company commenced two tender offer programs involving voluntary stock option exchanges for the Company’s employees. The offering periods for the two stock option exchange programs ended on July 14, 2003.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Shareholders’ Equity (continued)

One program was offered to employees at a director level or below. Under this exchange program, employees holding nonqualified or incentive stock options to purchase the Company’s common stock with an exercise price of $4.50 or more were given the opportunity to exchange their existing options for new options to purchase shares of the Company’s common stock equal to an amount depending on the exercise price of the surrendered options. Options for 521,991 shares were tendered on July 14, 2003 in the exchange program. On January 15, 2004, the Company granted 163,995 options to purchase shares of the Company’s common stock in exchange for the options tendered. The new options were granted six months and one day after acceptance of the old options for exchange and cancellation. The exercise price of the new options was $6.34, which was the last reported sale price of the Company’s common stock on the Nasdaq Stock Market’s National Market on January 15, 2004. The new options vest over a two-year period from the date of grant.

The other program was offered to employees at a senior director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program. Pursuant to the terms of the exchange program, the Company issued 3,826,561 restricted stock units in exchange for the options surrendered. Eligible options that were not exchanged are required to be accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As of December 31, 2004, 182,858 remaining eligible options were outstanding. The weighted average exercise price of these remaining eligible options is $2.07. Variable plan accounting resulted in approximately $62 thousand and $103 thousand of stock compensation expense for the years ended December 31, 2004 and January 2, 2004, respectively.

As of December 31, 2004 and January 2, 2004 the Company had 3,476,996 and 3,618,209 restricted stock units outstanding, respectively, of which 3,385,223 and 3,585,636 related to the exchange program. The Company recorded non-cash compensation expense of $2.3 million and $1.2 million, respectively in 2004 and 2003, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. The Company expects to incur approximately $600 thousand of stock compensation expense per quarter over the remaining vesting period of the restricted stock units which fully vest in the third quarter of 2007.

Stock option activity under the Company’s stock option plans is summarized as follows:

	Year Ended
	December 31, 2004		January 2, 2004		January 3, 2003
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,013,625	$5.69	8,263,971	$6.78	6,812,444	$8.42
Granted	1,425,744	6.19	2,149,238	2.96	5,594,518	5.46
Exercised	(361,652)	4.26	(125,779)	5.29	(824,356)	3.47
Canceled	(818,265)	7.19	(7,273,805)	6.15	(3,318,635)	8.69
Outstanding at end of year	3,259,452	$5.68	3,013,625	$5.69	8,263,971	$6.78
Weighted average fair value of options granted during the period	$4.33		$2.08		$3.83

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  Shareholders’ Equity (continued)

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

	Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Expected volatility	75% to 100%	100%	100%
Average expected option life	4 years	4 years	4 years
Risk-free rate	3.5%	2.5%	3.0%
Dividend yield	0%	0%	0%

The following table summarizes information about the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.45–$2.74	400,661	7.6	$2.19	158,829	$2.17
$2.75–$3.79	493,725	6.6	3.34	340,420	3.52
$3.80–$5.35	195,499	8.0	4.85	56,832	4.98
$5.36–$5.99	392,868	7.8	5.58	180,126	5.55
$6.00–$6.20	408,948	4.4	6.03	405,450	6.03
$6.21–$6.25	817,500	9.1	6.25	—	—
$6.26–$6.99	216,146	8.5	6.42	21,297	6.68
$7.00–$9.99	186,099	6.4	8.34	112,562	8.73
$10.00–$32.56	148,006	4.2	15.82	148,006	15.82
	3,259,452	7.3	$5.68	1,423,522	$6.14

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. During the second quarter of 2003, and the second, third and fourth quarters of 2004, the Board of Directors approved the repurchase of an additional $5 million of the Company’s common stock for each of the these four quarters, thereby increasing the total program size to $25 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2004 and January 2, 2004, the Company had repurchased 5,526,855 shares and 3,550,279 shares of its common stock at an average price of $3.29 and $2.16 per share, respectively. The amount of shares repurchased includes 465,120 shares purchased in 2003 from the Company’s president, who is also a director, at $2.15 per share. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

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

10.  Shareholders’ Equity (continued)

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

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2004, 2003 and 2002, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $289,000, $169,000 and $656,000 for the years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Restructuring Costs

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. In 2004 and 2003, the Company recorded restructuring costs of $3.7 and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. The 2004 and 2003 restructuring costs consisted of additions of $1.8 million and $3.1 million to the 2002 restructuring accrual and $1.9 million and $1.8 million to the 2001 restructuring accrual, respectively. Also in 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the accompanying consolidated statement of operations for year ended December 31, 2004.

The following table sets forth the detail and activity in the restructuring expense accruals during the years ended December 31, 2004, January 2, 2004 and January 3, 2003 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 29, 2000	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	2001 Expenditures	2002 Expenditures	2003 Expenditures	2004 Expenditures	2004 Asset Write-offs	Accrual Balance at December 31, 2004
Severance and other employee costs	$—	$3,694	$559	$(3,186)	$(1,067)	$—	$—	$—	$—

Closure and consolidation of facilities and related exit costs	—	5,553	2,311	(248)	(1,965)	(933)	(839)	(1,205)	2,674
Total restructuring accrual	$—	$9,247	$2,870	$(3,434)	$(3,032)	$(933)	$(839)	$(1,205)	$2,674

2002 Restructuring Accrual

	Accrual Balance at December 28, 2001	Additions to Accrual from Continuing Operations	Additions to Accrual from Discontinued Operations	2002 Asset Write-offs	2002 Expenditures	2003 Expenditures	2004 Expenditures	Accrual Balance at December 31, 2004
Severance and other employee costs	$—	$1,528	$616	$—	$(855)	$(1,289)	$—	$—

Closure and consolidation of facilities and related exit costs	$—	$13,984	$2,747	$(5,217)	$(584)	$(2,198)	$(3,362)	$5,370
Total restructuring accrual	$—	$15,512	$3,363	$(5,217)	$(1,439)	$(3,487)	$(3,362)	$5,370

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Discontinued Operations

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

The following table sets forth revenues, pre-tax income (loss), income tax benefit and income (loss) from discontinued operations for the years ended December 31, 2004, January 2, 2004 and January 3, 2003 (in thousands):

	December 31, 2004	January 2, 2004	January 3, 2003
Revenues	$—	$—	$7,235

Pre-tax income (loss) from discontinued operations	$370	$—	$(8,911)
Income tax benefit	$—	$—	$—
Income (loss) from discontinued operations	$370	$—	$(8,911)

During 2004, the Company reduced the restructuring accrual by $370 thousand relating to the final settlement of a lease obligation resulting in income from discontinued operations.

Included in the loss from discontinued operations for fiscal year 2002 were restructuring costs of $3.4 million, for reduction in consultants and for closure and consolidation of facilities and related exit costs.

14.	Litigation

Between November 2002 and January 2003, six class actions seeking unspecified damages were filed against Answerthink and certain of its current and former officers and directors alleging violations of the Securities and Exchange Act of 1934. The complaints alleged misstatements and omissions concerning, among other things, related party transactions during the alleged class period of February 8, 2000 to April 25, 2002. On January 7, 2003 the federal district court entered an order closing and consolidating these cases and any subsequently filed related cases into Druskin, et al. v. Answerthink, Inc., et al., Case No. 02-23304-CIV-GOLD. A consolidated amended complaint was filed on May 9, 2003. The Company filed a motion to dismiss the consolidated amended complaint on July 15, 2003. The court granted the Company’s motion to dismiss the consolidated and amended complaint on January 5, 2004 and allowed the plaintiffs leave to amend the consolidated amended complaint. The plaintiffs did not file an amended complaint within the time allowed by the court. On February 11, 2004, the court entered a final judgment dismissing the case against all parties with prejudice and closed the case. The time for appeal has expired. This matter is concluded.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such other matters will not have a material adverse effect on the Company’s financial position or results of operations.

ANSWERTHINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.  Related Party Transactions

During 2002, the Company and HCL Technologies Limited, an Indian information technology services and product engineering firm, formed HCL-Answerthink, Inc. to provide offshore custom application development and support services. The Company has a non-controlling equity interest of 50% in this joint venture. For the year ended December 31, 2004 and January 2, 2004, the Company’s net equity income from the joint venture was $32,000 and $30,000, respectively. During 2004, 2003 and 2002, the Company sold services of $22,000, $232,000 and $233,000, respectively, to the joint venture. The Company also incurred costs of $27,000, $194,000 and $230,000 for consulting services provided by the joint venture to Answerthink in 2004, 2003 and 2002, respectively. In addition, the Company reduced general and administrative expenses by $14,000 and $856,000 for administrative services billed to the joint venture during 2003 and 2002, respectively. At December 31, 2004 and January 2, 2004, the Company had receivables of $1,000 and $258,000, respectively, due from the joint venture. At January 2, 2004 the Company had payables due to the joint venture of $193,000.

16.	Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2004 and January 2, 2004 (in thousands, except per share data):

	Quarter Ended
	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Total revenues	$35,089	$37,649	$37,131	$33,678
Income (loss) from operations	820	(1,871)	806	(751)
Income (loss) before income taxes and income from discontinued operations	1,010	(1,675)	950	(479)
Income (loss) from continuing operations	967	(1,579)	824	(730)
Income from discontinued operations	—	370	—	—
Net income (loss)	$967	$(1,209)	$824	$(730)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.02	$(0.04)	$0.02	$(0.02)
Income from discontinued operations	$—	$0.01	$—	$—
Net income (loss)	$0.02	$(0.03)	$0.02	$(0.02)

	Quarter Ended
	April 4, 2003	July 4, 2003	October 3, 2003	January 2, 2004
Total revenues	$36,785	$31,497	$32,918	$31,187
Income (loss) from operations	(1,246)	(5,962)	1,055	975
Income (loss) before income taxes	(1,022)	(5,824)	1,210	1,164
Net income (loss)	$(1,022)	$(5,974)	$1,135	$1,039

Basic net income (loss) per common share	$(0.02)	$(0.13)	$0.03	$0.02
Diluted net income (loss) per common share	$(0.02)	$(0.13)	$0.02	$0.02

Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

ANSWERTHINK, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2004, JANUARY 2, 2004 AND JANUARY 3, 2003
(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at Ending of Year
Year Ended December 31, 2004	$1,757	$1,060	$(708)	$2,109
Year Ended January 2, 2004	$3,526	$(235)	$(1,534)	$1,757
Year Ended January 3, 2003	$6,810	$779	$(4,063)	$3,526

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROL AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

SEC rules require us to include in our Annual Report on Form 10-K, beginning with this Annual Report on Form 10-K, (1) a report of our management on internal control over financial reporting as of December 31, 2004 and (2) a report of our independent certified registered public accounting firm, on such assessment by our management of internal control over financial reporting. We have omitted these two reports from this Annual Report on Form 10-K as originally filed in reliance on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 34-50754 (the “Order”). In accordance with the Order, we will file the foregoing two reports in an amendment to this Annual Report on Form 10-K within the period, and subject to the other conditions, prescribed in the Order.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2005 proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2005 proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2005 proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2005 proxy statement for the 2005 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form:

1.	Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 16th day of March, 2005.

ANSWERTHINK, INC. By: /s/ Ted A. Fernandez Ted A. Fernandez Chief Executive Officer and Chairman

     Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Ted A. Fernandez Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2005
/s/ John F. Brennan John F. Brennan	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005
/s/ Allan R. Frank Allan R. Frank	President and Director	March 16, 2005
/s/ David N. Dungan David N. Dungan	Chief Operating Officer and Director	March 16, 2005
/s/ Richard Hamlin Richard Hamlin	Director	March 16, 2005
/s/ Edwin A. Huston Edwin A. Huston	Director	March 16, 2005
/s/ Jeffrey E. Keisling Jeffrey E. Keisling	Director	March 16, 2005
/s/ Alan T. G. Wix Alan T. G. Wix	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended
3.2++++	Amended and Restated Bylaws of the Registrant, as amended
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

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI
10.6*+	Registrant’s 1998 Stock Option and Incentive Plan
10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan
10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts
10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan
10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan
10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts
10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara
10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC
10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan
10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan
10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001
10.18*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan
10.19*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

Exhibit No.	Exhibit Description
10.20*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan
10.21*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan
10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.
10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.
10.24+++++++	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.
11.1++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez
11.2++++++++	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan
11.3++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank
11.4++++++++	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan
21.1ˆ	Subsidiaries of the Registrant
23.1ˆ	Consent of PricewaterhouseCoopers LLP
31.1ˆ	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2ˆ	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32ˆ	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement

ˆ	Exhibits filed herewith.

+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).

++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).

+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.

++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.

+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.

++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.

+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.

++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 10, 2004