Form 10-K/A
period 2004-12-31
ANSWERTHINK INC
filed 2005-03-17
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Answerthink, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the “Originally Filed 2004 10-K”), which was originally filed with the Securities and Exchange Commission earlier today. This Amendment No. 1 is being filed solely for purposes of filing Exhibit 32 which was inadvertently omitted from the Originally Filed 2004 10-K as a result of an error on the part of Answerthink’s third party financial printer in charge of the EDGAR submission.

The other items of the Originally Filed 2004 10-K have not been repeated in this Amendment No. 1.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form:

3.	Exhibits.

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
Ted A. Fernandez Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2005

/s/ John F. Brennan John F. Brennan	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ Allan R. Frank Allan R. Frank	President and Director	March 16, 2005

/s/ David N. Dungan David N. Dungan	Chief Operating Officer and Director	March 16, 2005

/s/ Richard Hamlin Richard Hamlin	Director	March 16, 2005

/s/ Edwin A. Huston Edwin A. Huston	Director	March 16, 2005

/s/ Jeffrey E. Keisling Jeffrey E. Keisling	Director	March 16, 2005

/s/ Alan T. G. Wix Alan T. G. Wix	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*+	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*+	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.18*+	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan

10.19*+	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

Exhibit No.	Exhibit Description
10.20*+	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan

10.21*+	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.22+	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23+	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.24+	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.

11.1+	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

11.2+	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan

11.3+	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank

11.4+	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan

21.1+	Subsidiaries of the Registrant

23.1+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement

^	Exhibit filed herewith.

+	Exhibits previously filed.