Form 10-K/A
period 2004-12-31
ANSWERTHINK INC
filed 2005-05-02
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Answerthink, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on March 16, 2005. This Amendment No. 2 is being filed solely for the purpose of amending Items 8 and 9A.

With respect to Item 8, the Company is filing a supplemental Report of Independent Registered Certified Public Accounting Firm which corrects their original Report which inadvertently left out a reference to the audit of the previously filed financial statement schedule. The supplemental Report does not replace the original Report, but only supplements it and should be read together with the original Report and the other information contained in Item 8 included in the Original Filing.

With respect to Item 9A, at the time of the Original Filing, the Company elected to utilize the 45-day extension offered to certain registrants by the Securities and Exchange Commission to delay the filing of management’s report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and for the Company’s independent registered certified public accounting firm to attest to this report. Management’s annual report on internal control over financial reporting, the related report of the Company’s independent registered certified public accounting firm and the related consent of independent registered certified public accounting firm are included in this Amendment No. 2 in Item 9A.

As a result of this Amendment No. 2, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 2.

Except for the amendments described above, this Amendment No. 2 does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the Original Filing. Unaffected items of the Original Filing have not been repeated in this Amendment No. 2.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To The Board of Directors of Answerthink, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 14, 2005 appearing in the 2004 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of the Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 14, 2005

PART III

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Answerthink, Inc.

In our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Answerthink, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Answerthink, Inc. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 14, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

Miami, Florida

April 27, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1.	Financial Statements.

Previously filed.

2.	Financial Statement Schedules.

Previously filed.

3.	Exhibits.

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 2nd day of May, 2005.

ANSWERTHINK, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*+	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*+	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.18*+	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan

10.19*+	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

Exhibit No.	Exhibit Description
10.20*+	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan

10.21*+	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.22+	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23+	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.24+	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.

11.1+	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

11.2+	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan

11.3+	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank

11.4+	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan

21.1+	Subsidiaries of the Registrant

23.1^	Consent of PricewaterhouseCoopers LLP

31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement.
^	Exhibit filed herewith.
+	Exhibit previously filed.