Form 10-Q
period 2005-04-01
ANSWERTHINK INC
filed 2005-05-11
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

As of April 29, 2005, there were 42,936,706 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,837	$38,890
Marketable investments	28,830	—
Accounts receivable and unbilled revenue, net of allowance of $2,109 at April 1, 2005 and December 31, 2004	28,842	28,883
Prepaid expenses and other current assets	2,374	3,459

Total current assets	73,883	71,232

Marketable investments	4,909	9,902
Restricted cash	2,705	3,000
Property and equipment, net	6,927	7,568
Other assets	2,813	3,245
Goodwill, net	34,591	33,786

Total assets	$125,828	$128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,169	$3,462
Accrued expenses and other liabilities	19,794	17,910

Total current liabilities	22,963	21,372
Accrued expenses and other liabilities, non-current	4,632	7,507

Total liabilities	27,595	28,879

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 49,005,973 shares at April 1, 2005; 48,969,181 shares at December 31, 2004	49	49
Additional paid-in capital	279,954	277,356
Unearned compensation	(7,942)	(6,011)
Treasury stock, at cost, 5,722,855 shares at April 1, 2005 and 5,526,855 shares at December 31, 2004	(18,987)	(18,178)
Accumulated deficit	(154,819)	(153,389)
Accumulated other comprehensive income (loss)	(22)	27

Total shareholders’ equity	98,233	99,854

Total liabilities and shareholders’ equity	$125,828	$128,733

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1, 2005	April 2, 2004
Revenues:
Revenues before reimbursements	$33,178	$31,558
Reimbursements	3,694	3,531

Total revenues	36,872	35,089

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	20,386	17,955
Reimbursable expenses	3,694	3,531

Total project personnel and expenses	24,080	21,486

Selling, general and administrative expenses	12,884	11,981
Restructuring costs	1,134	—
Stock compensation expense	557	802

Total costs and operating expenses	38,655	34,269

Income (loss) from operations	(1,783)	820
Other income (expense):
Interest income	263	190
Interest expense	(24)	—

Income (loss) before income taxes	(1,544)	1,010
Income taxes	(114)	43

Net income (loss)	$(1,430)	$967

Basic net income (loss) per common share:
Net income (loss) per common share	$(0.03)	$0.02
Weighted average common shares outstanding	43,439	44,825

Diluted net income (loss) per common share:
Net income (loss) per common share	$(0.03)	$0.02
Weighted average common and common equivalent shares outstanding	43,439	49,438

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income (loss)	$(1,430)	$967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,262	1,111
Provision for doubtful accounts	—	500
Non-cash compensation expense	557	802
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	48	(1,377)
Increase in prepaid expenses and other assets	(400)	(6)
Decrease in accounts payable	(293)	(175)
Decrease in accrued expenses and other liabilities	(6)	(1,581)

Net cash provided by (used in) operating activities	(262)	241

Cash flows from investing activities:
Purchases of property and equipment	(157)	(577)
Decrease in restricted cash	295	—
Purchases of marketable investments	(27,900)	(35,000)
Proceeds from calls, sales and maturities of marketable investments	4,000	10,000
Cash used in acquisition of business, net of cash acquired	(331)	(93)

Net cash used in investing activities	(24,093)	(25,670)

Cash flows from financing activities:
Proceeds from issuance of common stock	111	922
Repurchases of common stock	(809)	—

Net cash provided by (used in) financing activities	(698)	922

Net decrease in cash and cash equivalents	(25,053)	(24,507)
Cash and cash equivalents at beginning of period	38,890	54,441

Cash and cash equivalents at end of period	$13,837	$29,934

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 1, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters ended April 1, 2005 and April 2, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended
	April 1, 2005	April 2, 2004
Net income (loss), as reported	$(1,430)	$967
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	557	802
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,120)	(1,383)

Pro forma net income (loss)	$(1,993)	$386

Basic net income (loss) per common share:
As reported	$(0.03)	$0.02
Pro forma	$(0.05)	$0.01
Diluted net income (loss) per common share:
As reported	$(0.03)	$0.02
Pro forma	$(0.05)	$0.01

Answerthink, Inc.

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

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended April 2, 2004, potentially dilutive securities included 3,613,409 shares, of unvested restricted stock issued to employees and 999,601 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended April 1, 2005 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the quarter ended April 1, 2005. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarter ended April 1, 2005 include 3,807,984 shares of unvested restricted stock issued to employees and 293,691 shares of common stock issuable upon the exercise of stock options following the treasury stock method.

4. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended April 1, 2005	Quarter Ended April 2, 2004
Net income (loss)	$(1,430)	$967
Change in cumulative foreign currency translation adjustment	14	—
Change in net unrealized gain (loss) on marketable investments	(63)	—

Comprehensive income (loss)	$(1,479)	$967

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	April 1, 2005	December 31, 2004
Accounts receivable	$22,730	$24,932
Unbilled revenue	8,221	6,060
Allowance for doubtful accounts	(2,109)	(2,109)

	$28,842	$28,883

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services to better align the Company’s overall cost structure and organization with anticipated demand for services throughout 2001 and 2002. In 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. Also in the second quarter of 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations. In 2005, the Company negotiated a buyout of the Company’s New York City lease obligation. As a result, the Company recorded additional restructuring costs of $1.1 million to increase existing reserves. As a result of the buyout, the Company was fully released from $20 million of future lease obligations and the Company assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor on April 5, 2005.

The following table sets forth the detail and activity in the restructuring expense accrual during the quarter ended April 1, 2005 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Expenditures	Accrual Balance at April 1, 2005
Closure and consolidation of facilities and related exit costs	$2,674	$—	$(189)	$2,485

2002 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Write-off of Lessor Receivable	Expenditures	Accrual Balance at April 1, 2005
Closure and consolidation of facilities and related exit costs	$5,370	$1,134	$(1,374)	$(562)	$4,568

7. Shareholders’ Equity

Stock Plans

As of April 1, 2005 and April 2, 2004, the Company had 4,019,078 and 3,605,729 restricted stock units outstanding, respectively. The Company recorded compensation expense totaling $605 thousand and $587 thousand, respectively, during the quarters ended April 1, 2005 and April 2, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of April 1, 2005, the Company had 169,295 of stock options which are accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The weighted average exercise price of these remaining eligible options is $3.96. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $48 thousand for the quarter ended April 1, 2005, and resulted in $215 thousand of stock compensation expense for the quarter ended April 2, 2004.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Shareholders’ Equity (continued)

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003 and 2004, the Board of Directors approved the repurchase of an additional $20 million of the Company’s common stock, thereby increasing the total program size to $25 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended April 1, 2005, the Company repurchased 196,000 shares of its common stock at a cost of approximately $809 thousand. As of April 1, 2005, the Company had repurchased 5,722,855 shares of its common stock at an average price of $3.32 per share.

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow, or if the adoption of SFAS 123R will have a significant impact on its results of operations.

10. Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation, including reflecting the gross purchases and sales of investment grade variable rate securities as investing activities and marketable investments rather than as a component of cash and cash equivalents. This reclassification did not affect previously reported cash flows from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the information technology industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Answerthink, Inc. is a leading business advisory and technology consulting firm that provides services designed to enable companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and maximize returns on technology investments. Our capabilities include benchmarking, business advisory, business transformation, business applications, business intelligence, and offshore application development and support.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended
	April 1, 2005		April 2, 2004
Revenues:
Revenues before reimbursements	$33,178	90.0%	$31,558	89.9%
Reimbursements	3,694	10.0%	3,531	10.1%

Total revenues	36,872	100.0%	35,089	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	20,386	55.3%	17,955	51.1%
Reimbursable expenses	3,694	10.0%	3,531	10.1%

Total project personnel and expenses	24,080	65.3%	21,486	61.2%

Selling, general and administrative expenses	12,884	34.9%	11,981	34.2%
Restructuring Costs	1,134	3.1%	—	—
Stock compensation expense	557	1.5%	802	2.3%

Total costs and operating expenses	38,655	104.8%	34,269	97.7%

Income (loss) from operations	(1,783)	(4.8)%	820	2.3%
Other income:
Interest income, net	239	0.6%	190	0.6%

Income (loss) before income taxes	(1,544)	(4.2)%	1,010	2.9%

Income taxes	(114)	(0.3)%	43	0.1%

Net income (loss)	$(1,430)	(3.9)%	$967	2.8%

Revenues. Revenues for the quarter ended April 1, 2005 increased by $1.8 million or 5% to $36.9 million from $35.1 million in the quarter ended April 2, 2004. The increase in revenues for the quarter ended April 1, 2005 was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related transformation advisory services, increased revenue from our Hyperion implementation practice and the acquisition of EZCommerce, a dual-shore ERP implementation company, in May 2004. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to the disruption of client IT integration projects as a result of the need for organizations to focus on Sarbanes-Oxley compliance. Reimbursements as a percentage of revenues during the quarters ended April 1, 2005 and April 2, 2004 were comparable at 10%. During the quarters ended April 1, 2005 and April 2, 2004, two customers accounted for revenues greater than 5% of total revenues, which, together accounted for 13% of total revenues. With respect to our two largest customers in 2005, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with these customers expire on various dates ranging from April 2005 to July 2005. We do not anticipate any credit and/or collection issues with these customers. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $24.1 million in the quarter ended April 1, 2005, an increase of $2.6 million or 12% compared to the quarter ended April 2, 2004. This increase was primarily attributable to the increase in the number of consultants in order to balance workforce capacity with market demand for services, partially offset by a slightly lower average cost per consultant attributable to the addition of lower cost offshore resources as part of the acquisition of EZCommerce, Consultant headcount was 569 as of April 1, 2005 compared to 493 as of April 2, 2004.

Project personnel and expenses as a percentage of revenues was 65% for the quarter ended April 1, 2005, an increase from 61% in the quarter ended April 2, 2004, primarily as the result of lower utilization of consultants during 2005. Utilization approximated 70% in the quarter ended April 1, 2005 down from 75% in the comparable quarter of 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 8% to $12.9 million in the quarter ended April 1, 2005 from $12.0 million in the quarter ended April 2, 2004. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of EZCommerce and additional sales personnel and recruiting expenses to accommodate the growth in our benchmarking and membership based advisory programs, partially offset by lower bad debt expense. Selling, general and administrative expenses as a percentage of revenues were 35% and 34%, respectively, during the quarters ended April 1, 2005 and April 2, 2004.

Restructuring Costs. We recorded restructuring costs of $1.1 million in the quarter ended April 1, 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor on April 5, 2005.

Stock Compensation Expense. As of April 1, 2005 and April 2, 2004, we had 4,019,078 and 3,605,729 restricted stock units outstanding, respectively. We recorded non-cash compensation expense of $605 thousand and $587 thousand, respectively, during the quarters ended April 1, 2005 and the April 2, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. In addition, as of April 1, 2005, we had 169,295 stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $48 thousand for the quarter ended April 1, 2005 and resulted in $215 thousand of stock compensation expense for the quarter ended April 2, 2004.

Income Taxes. We recorded an income tax benefit of $114 thousand for the quarter ended April 1, 2005. This amount reflects an estimated annual 7% tax rate for 2005 for certain state and foreign taxes. In the first quarter of 2004, we recorded $43 thousand of income tax expense for certain state and foreign taxes, which represented 4.3% of our pre-tax income. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At April 1, 2005, we had $13.8 million in cash and cash equivalents compared to $38.9 million at December 31, 2004. At April 1, 2005 and December 31, 2004, we had $2.7 million and $3.0 million, respectively, on deposit with a financial institution as collateral for letters of credit and have classified this as restricted cash on the accompanying consolidated balance sheets. We also had marketable investments of $33.7 and $9.9 million at April 1, 2005 and December 31, 2004, respectively.

There were no material capital commitments at April 1, 2005. The following summarizes our lease commitments under non-cancelable operating leases for premises at April 1, 2005 (in thousands):

Less than 1 year	$3,415
1-3 years	6,355
4-5 years	5,458
After 5 years	3,189

18,417
Less: sublease income	6,326

Total minimum lease payments, less sublease income	$12,091

Net cash used in operating activities was $262 thousand for the quarter ended April 1, 2005 compared to cash provided by operating activities of $241 thousand during the comparable period of 2004. During the quarter ended April 1, 2005, net cash used in operating activities was primarily attributable to a $400 thousand increase in prepaid expenses and other assets and a decrease of $293 thousand in accounts payable. These effects were partially offset by our net loss of $1.4 million adjusted for $1.8 million of non-cash expenses. Non-cash expenses included depreciation and amortization, provision for doubtful accounts and non-cash compensation expense. During the quarter ended April 2, 2004, net cash provided by operating activities was primarily attributable to our net income of $967 thousand and $2.4 million of non-cash expenses, partially offset by a $1.4 million increase in accounts receivable and unbilled revenue and a $1.6 million decrease in accrued expenses and other liabilities.

Net cash used in investing activities was $24.1 million for the quarter ended April 1, 2005 compared to $25.7 million used during the comparative quarter of 2004. The uses of cash for investing activities in 2005 were primarily attributable to the purchases of $27.9 million of marketable investments, $331 thousand used for the acquisition of a business and $157 thousand for purchases of property and equipment, partially offset by $4.0 million of proceeds from calls, sales and maturities of marketable investments and a $295 thousand decrease in restricted cash. The uses of cash for investing activities in 2004 were primarily attributable to the purchase of $35.0 million of marketable investments, $577 thousand for purchases of property and equipment and $93 thousand in deferred payments related to an acquisition, offset by $10.0 million of proceeds from calls, sales and maturities of marketable investments.

Net cash used in financing activities was $698 thousand for the quarter ended April 1, 2005 compared to net cash provided by financing activities of $922 thousand for the comparable period of 2004. During the quarter ended April 1, 2005, cash used in financing activities was primarily for the repurchase of our common stock. These repurchases of $809 thousand were partially offset by proceeds of $111 thousand from the sale of stock as a result of exercises of stock options. During the quarter ended April 2, 2004, cash provided by financing activities was from the sale of stock as a result of exercises of stock options.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003 and 2004, our Board of Directors approved the repurchase of an additional $20.0 million of our common stock, thereby increasing the total program size to $25 million. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of April 1, 2005, we had repurchased 5,722,855 shares of our common stock at an average price of $3.32 per share.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for annual periods beginning after June 15, 2005. The Company has not yet determined which fair-value method and transitional provision it will follow, or if the adoption of SFAS 123R will have a significant impact on its results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At April 1, 2005, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term variable interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended April 1, 2005, the Company repurchased 196,000 shares of its common stock at a cost of approximately $809 thousand, under a repurchase program approved by the Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2005 to January 28, 2005	—	$—	—	$6,822,058
January 29, 2005 to February 25, 2005	—	$—	—	$6,822,058
February 26, 2005 to April 1, 2005	196,000	$4.13	196,000	$6,012,867

Total	196,000	$4.13	196,000

Item 5. Other Information

None

Item 6. Exhibits

See Index to Exhibits on page 17, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: May 11, 2004	/s/ John F. Brennan
John F. Brennan
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000