Form 10-Q
period 2005-07-01
ANSWERTHINK INC
filed 2005-08-10
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

As of July 29, 2005, there were 43,662,350 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,323	$38,890
Marketable investments	12,848	—
Accounts receivable and unbilled revenue, net of allowance of $2,122 and $2,109 at July 1, 2005 and December 31, 2004, respectively	35,411	28,883
Prepaid expenses and other current assets	2,203	3,459

Total current assets	77,785	71,232

Marketable investments	4,928	9,902
Restricted cash	600	3,000
Property and equipment, net	6,767	7,568
Other assets	2,306	3,245
Goodwill, net	34,726	33,786

Total assets	$127,112	$128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,226	$3,462
Accrued expenses and other liabilities	20,973	17,910

Total current liabilities	26,199	21,372
Accrued expenses and other liabilities, non-current	2,992	7,507

Total liabilities	29,191	28,879

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 49,272,343 shares at July 1, 2005; 48,969,181 shares at December 31, 2004	49	49
Additional paid-in capital	280,752	277,356
Unearned compensation	(7,272)	(6,011)
Treasury stock, at cost, 6,534,155 shares at July 1, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	(18,178)
Accumulated deficit	(153,584)	(153,389)
Accumulated other comprehensive income	95	27

Total shareholders’ equity	97,921	99,854

Total liabilities and shareholders’ equity	$127,112	$128,733

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Revenues:
Revenues before reimbursements	$37,440	$34,006	$70,618	$65,564
Reimbursements	4,260	3,643	7,954	7,174

Total revenues	41,700	37,649	78,572	72,738

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	20,153	19,576	40,539	37,531
Reimbursable expenses	4,260	3,643	7,954	7,174

Total project personnel and expenses	24,413	23,219	48,493	44,705

Selling, general and administrative expenses	15,535	12,060	28,419	24,041
Restructuring costs	—	3,749	1,134	3,749
Stock compensation expense	728	492	1,285	1,294

Total costs and operating expenses	40,676	39,520	79,331	73,789

Income (loss) from operations	1,024	(1,871)	(759)	(1,051)
Other income (expense):
Interest income	321	196	584	386
Interest expense	(16)	—	(40)	—

Income (loss) before income taxes and income from discontinued operations	1,329	(1,675)	(215)	(665)
Income taxes	95	(96)	(19)	(53)

Income (loss) from continuing operations	1,234	(1,579)	(196)	(612)
Income from discontinued operations	—	370	—	370

Net income (loss)	$1,234	$(1,209)	$(196)	$(242)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.03	$(0.04)	$(0.00)	$(0.02)
Income from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss) per common share	$0.03	$(0.03)	$(0.00)	$(0.01)
Weighted average common shares outstanding	42,786	44,555	43,112	44,690

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.03	$(0.04)	$(0.00)	$(0.02)
Income from discontinued operations	$—	$0.01	$—	$0.01
Net income (loss) per common share	$0.03	$(0.03)	$(0.00)	$(0.01)
Weighted average common and common equivalent shares outstanding	47,137	44,555	43,112	44,690

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net loss	$(196)	$(242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,452	2,386
Provision for doubtful accounts	50	607
Non-cash compensation expense	1,285	1,294
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(6,531)	(2,886)
Decrease (increase) in prepaid expenses and other assets	(140)	67
Increase (decrease) in accounts payable	1,764	(294)
Decrease in accrued expenses and other liabilities	(471)	(545)

Net cash provided by (used in) operating activities	(1,787)	387

Cash flows from investing activities:
Purchases of property and equipment	(767)	(2,113)
Decrease in restricted cash	2,400	—
Purchases of marketable investments	(27,900)	(35,000)
Proceeds from calls, sales and maturities of marketable investments	20,000	10,000
Cash used in acquisition of business, net of cash acquired	(464)	(6,109)

Net cash used in investing activities	(6,731)	(33,222)

Cash flows from financing activities:
Proceeds from issuance of common stock	892	1,912
Repurchases of common stock	(3,941)	(5,334)

Net cash used in financing activities	(3,049)	(3,422)

Net decrease in cash and cash equivalents	(11,567)	(36,257)
Cash and cash equivalents at beginning of period	38,890	54,441

Cash and cash equivalents at end of period	$27,323	$18,184

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended July 1, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters and six months ended July 1, 2005 and July 2, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss), as reported	$1,234	$(1,209)	$(196)	$(242)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	728	492	1,285	1,294
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,180)	(1,422)	(2,300)	(2,805)

Pro forma net income (loss)	$782	$(2,139)	$(1,211)	$(1,753)

Basic and Diluted net income (loss) per common share:
As reported	$0.03	$(0.03)	$(0.00)	$(0.01)
Pro forma	$0.02	$(0.05)	$(0.03)	$(0.04)

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

Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended July 1, 2005, potentially dilutive securities included 4,175,122 shares of unvested restricted stock issued to employees and 176,092 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended July 1, 2005 and the quarter and six months ended July 2, 2004 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for the six months ended July 1, 2005 and for the quarter and six months ended July 2, 2004. Potentially dilutive securities which were not included in the diluted loss per share calculation for the six months ended July 1, 2005 include 3,991,553 shares of unvested restricted stock issued to employees and 234,892 shares of common stock issuable upon the exercise of stock options and warrants following the treasury stock method. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarter and six months ended July 2, 2004 include 3,654,200 and 3,633,805 shares, respectively, of unvested restricted stock issued to employees and 866,497 and 933,049 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

4. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$1,234	$(1,209)	$(196)	$(242)
Change in cumulative foreign currency translation adjustment	79	(63)	93	35
Change in net unrealized gain (loss) on marketable investments	38	(130)	(25)	(112)

Comprehensive income (loss)	$1,351	$(1,402)	$(128)	$(319)

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	July 1, 2005	December 31, 2004
Accounts receivable	$20,161	$24,932
Unbilled revenue	17,372	6,060
Allowance for doubtful accounts	(2,122)	(2,109)

	$35,411	$28,883

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services to better align the Company’s overall cost structure and organization with anticipated demand for services throughout 2001 and 2002. In 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. Also in the second quarter of 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations. In 2005, the Company negotiated a buyout of the Company’s New York City lease obligation. In connection with this transaction, the Company recorded additional restructuring costs of $1.1 million to increase existing reserves. As a result of the buyout the Company was fully released during the second quarter of 2005, from $20 million of future lease obligations and the Company assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor.

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended July 1, 2005 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Expenditures	Accrual Balance at July 1, 2005
Closure and consolidation of facilities and related exit costs	$2,674	$—	$(384)	$2,290

2002 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Write-off of Lessor Receivable	Expenditures	Accrual Balance at July 1, 2005
Closure and consolidation of facilities and related exit costs	$5,370	$1,134	$(1,374)	$(3,321)	$1,809

7. Shareholders’ Equity

Stock Plans

As of July 1, 2005 and July 2, 2004, the Company had 4,039,078 and 3,625,930 restricted stock units outstanding, respectively. The Company recorded compensation expense totaling $720 thousand and $592 thousand, respectively, during the quarters ended July 1, 2005 and July 2, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. During the six months ended July 1, 2005 and July 2, 2004, the Company recorded $1.3 million and $1.2 million, respectively, of compensation expense based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of July 1, 2005, the Company had 169,295 of stock options which are accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The weighted average exercise price of these remaining eligible options is $3.96. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $32 thousand, $80 thousand and $100 thousand for the quarter and six months ended July 1, 2005 and for the quarter ended July 2, 2004, respectively, and $115 thousand of stock compensation expense for the six months ended July 2, 2004.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Shareholders’ Equity (continued)

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and the second quarter of 2005 the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended July 1, 2005, the Company repurchased 811,300 shares of its common stock at a cost of approximately $3.1 million. As of July 1, 2005, the Company had repurchased 6,534,155 shares of its common stock at an average price of $3.39 per share.

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The Company will be required to adopt SFAS 123R in the first quarter of 2006 and has not yet determined which fair-value method and transitional provision it will follow, or if the adoption of SFAS 123R will have a significant impact on its results of operations.

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

OVERVIEW

Answerthink, Inc. is a leading business advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise best practice metrics and business process knowledge, our business and technology solutions help clients improve performance and maximize returns on technology investments. Our capabilities include benchmarking, business advisory, business transformation, business applications, business intelligence, and offshore application development and support.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Six Months Ended
	July 1, 2005		July 2, 2004		July 1, 2005		July 2, 2004
Revenues:
Revenues before reimbursements	$37,440	89.8%	$34,006	90.3%	$70,618	89.9%	$65,564	90.1%
Reimbursements	4,260	10.2%	3,643	9.7%	7,954	10.1%	7,174	9.9%

Total revenues	41,700	100.0%	37,649	100.0%	78,572	100.0%	72,738	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	20,153	48.3%	19,576	52.0%	40,539	51.6%	37,531	51.6%
Reimbursable expenses	4,260	10.2%	3,643	9.7%	7,954	10.1%	7,174	9.9%

Total project personnel and expenses	24,413	58.5%	23,219	61.7%	48,493	61.7%	44,705	61.5%

Selling, general and administrative expenses	15,535	37.3%	12,060	32.0%	28,419	36.2%	24,041	33.0%
Restructuring costs	—	—	3,749	10.0%	1,134	1.4%	3,749	5.1%
Stock compensation expense	728	1.7%	492	1.3%	1,285	1.6%	1,294	1.8%

Total costs and operating expenses	40,676	97.5%	39,520	105.0%	79,331	100.9%	73,789	101.4%

Income (loss) from operations	1,024	2.5%	(1,871)	(5.0)%	(759)	(0.9)%	(1,051)	(1.4)%
Other income:
Interest income, net	305	0.7%	196	0.5%	544	0.7%	386	0.5%

Income (loss) before income taxes and income from discontinued operations	1,329	3.2%	(1,675)	(4.5)%	(215)	(0.2)%	(665)	(0.9)%
Income taxes	95	0.2%	(96)	(0.3)%	(19)	(0.0)%	(53)	(0.1)%

Income (loss) from continuing operations	1,234	3.0%	(1,579)	(4.2)%	(196)	(0.2)%	(612)	(0.8)%
Income from discontinued operations	—	—	370	1.0%	—	—	370	0.5%

Net Income (loss)	$1,234	3.0%	$(1,209)	(3.2)%	$(196)	(0.2)%	$(242)	(0.3)%

Revenues. Revenues for the quarter ended July 1, 2005 increased by $4.1 million or 11% to $41.7 million from $37.6 million in the quarter ended July 2, 2004. Revenues for the six months ended July 1, 2005 increased $5.9 million or 8% to $78.6 million from $72.7 million in the six months ended July 2, 2004. The increase in revenues for the quarter and six months ended July 1, 2005 was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related transformation advisory services, increased revenue from our Hyperion implementation practice and the acquisition of EZCommerce, a dual shore ERP implementation company, in May 2004. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to the disruption of client IT integration projects as a result of the need for organizations to focus on Sarbanes-Oxley compliance. Reimbursements as a percentage of revenues during the quarters and six months ended July 1, 2005 and July 2, 2004 were comparable at 10%. During the quarter and six months ended July 1, 2005, one customer and two customers, respectively, had revenues equal to or greater than 5% of total revenues, accounting for 5% and 11% of revenues, respectively. During the quarter and six months ended July 2, 2004 one customer had revenues greater than 5% of total revenues, accounting for 9% and 10% of revenues, respectively. With respect to our two largest customers in 2005, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with these customers expire on various dates ranging from July 2005 to July 2006. We do not anticipate any credit and/or collection issues with these customers. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $24.4 million in the quarter ended July 1, 2005, an increase of $1.2 million or 5% compared to the quarter ended July 2, 2004. This increase was primarily attributable to the increase in average consultant headcount in order to balance workforce capacity with market demand for services. Average consultant headcount was 585 as of July 1, 2005 compared to 562 as of July 2, 2004. Project personnel costs and expenses were $48.5 million in the six months ended July 1, 2005 an increase of $3.8 million or 8% compared to the quarter ended July 2, 2004. This increase was primarily attributable to the increase in the average number of consultants in order to balance workforce capacity with market demand for services. Average consultant headcount was 573 and 525, respectively, for the six months ended July 1, 2005 and July 2, 2004.

Project personnel and expenses as a percentage of revenues was 59% for the quarter ended July 1, 2005, a decrease from 62% in the quarter ended July 2, 2004. The decrease was primarily as the result of higher revenue per consultant during the quarter ended July 1, 2005 due to an increase in the gross billing rate per hour to $192 in 2005 from $176 in 2004. The rate increase is a result of our continuing shift in mix to higher rate benchmarking and membership advisory programs and related transformation advisory services and launch of the new fixed priced transformation advisory programs in March 2005 sold under the Hackett brand. These impacts were partially offset by lower utilization of consultants which approximated 70% in the quarter ended July 1, 2005 compared to 72% in the second quarter of 2004. Project personnel and expenses as a percentage of revenues was 62% for the six months ended July 1, 2005 and July 2, 2004 as higher gross billing rates in 2005 were offset by lower utilization of consultants. Average gross billing rates for the six months ended July 1, 2005 and July 2, 2004 were $187 and $178, respectively. Utilization approximated 70% for the six months ended July 1, 2005 and 73% for the six months ended July 2, 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 29% to $15.5 million in the quarter ended July 1, 2005 from $12.1 million in the quarter ended July 2, 2004. Selling, general and administrative expenses increased 18% to $28.4 million in the six months ended July 1, 2005 from $24.0 million in the six months ended July 2, 2004. Selling, general and administrative expenses as a percentage of revenues were 37% and 32% and 36% and 33%, respectively, during the quarters and six months ended July 1, 2005 and July 2, 2004. The overall increases in selling, general and administrative expenses were primarily attributable to the acquisition of EZCommerce, increased legal and recruiting expenses and additional sales personnel and related commissions to accommodate the growth in our benchmarking, membership advisory programs and transformation advisory services. These impacts were partially offset by lower bad debt expense.

Restructuring Costs. We recorded restructuring costs of $1.1 million in the first quarter of 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. During the quarter ended July 2, 2004, we recorded restructuring costs of $3.7 million to increase previously established reserves recorded for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in the second quarter of 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations for the quarter and six months ended July 2, 2004.

Stock Compensation Expense. As of July 1, 2005 and July 2, 2004, we had 4,039,078 and 3,625,930 restricted stock units outstanding, respectively. We recorded non-cash compensation expense of $720 thousand and $592 thousand, respectively, during the quarters ended July 1, 2005 and the July 2, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. During the six months ended July 1, 2005 and July 2, 2004, the Company recorded $1.3 million and $1.2 million, respectively, of compensation expense based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. In addition, as of July 1, 2005, we had 169,295 stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $32 thousand, $80 thousand and $100 thousand for the quarter and six months ended July 1, 2005 and for the quarter ended July 2, 2004, respectively, and resulted in $115 thousand of stock compensation expense for the six months ended July 2, 2004.

Income Taxes. We recorded income tax benefits of $19 thousand and $53 thousand for the six months ended July 1, 2005 and July 2, 2004, respectively, which represented effective tax rates of 9% and 8%, respectively, of pre-tax losses for certain state and foreign taxes. The estimated annual effective tax rates include an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2005 and 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At July 1, 2005, we had $27.3 million in cash and cash equivalents compared to $38.9 million at December 31, 2004. At July 1, 2005 and December 31, 2004, we had $600 thousand and $3.0 million, respectively, on deposit with a financial institution as collateral for letters of credit and have classified this as restricted cash on the accompanying consolidated balance sheets. We also had marketable investments of $17.8 and $9.9 million at July 1, 2005 and December 31, 2004, respectively.

There were no material capital commitments at July 1, 2005. The following summarizes our lease commitments under non-cancelable operating leases for premises at July 1, 2005 (in thousands):

Less than 1 year	$3,825
1-3 years	6,889
4-5 years	6,177
After 5 years	2,531

19,422
Less: sublease income	5,949

Total minimum lease payments, less sublease income	$13,473

Net cash used in operating activities was $1.8 million for the six months ended July 1, 2005 compared to cash provided by operating activities of $387 thousand during the comparable period of 2004. During the six months ended July 1, 2005, net cash used in operating activities was primarily attributable to increases of $6.5 million in accounts receivable and unbilled revenue and $140 thousand in prepaid expenses and other assets and a decrease of $471 thousand in accrued expenses and other liabilities. These effects were partially offset by our net loss of $196 thousand adjusted for $3.8 million of non-cash expenses and an increase in accounts payable of $1.8 million. Non-cash expenses included depreciation and amortization, provision for doubtful accounts and non-cash compensation expense. During the six months ended July 2, 2004, net cash provided by operating activities was primarily attributable to our net loss of $242 thousand adjusted for $4.3 million of non-cash expenses, partially offset by a $2.9 million increase in accounts receivable and unbilled revenue and decreases of $294 thousand in accounts payable and $545 thousand in accrued expenses and other liabilities.

Net cash used in investing activities was $6.7 million for the six months ended July 1, 2005 compared to $33.2 million used during the comparative six months of 2004. The uses of cash for investing activities in 2005 were primarily attributable to purchases of $27.9 million of marketable investments, $465 thousand used for the acquisition of a business and $767 thousand for purchases of property and equipment, partially offset by $20.0 million of proceeds from calls, sales and maturities of marketable investments and a $2.4 million decrease in restricted cash. The uses of cash for investing activities in 2004 were primarily attributable to purchases of $35.0 million of marketable investments, $6.1 million used in the acquisition of a business and $2.1 million for purchases of property and equipment, partially offset by $10.0 million of proceeds from calls, sales and maturities of marketable investments.

Net cash used in financing activities was $3.0 million for the six months ended July 1, 2005 compared to $3.4 million thousand for the comparable period of 2004. During the six months ended July 1, 2005, cash used in financing activities was primarily for the repurchase of $3.9 million of our common stock, partially offset by proceeds of $892 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our employee stock purchase plan. During the six months ended July 2, 2004, cash used in financing activities was primarily for the repurchase of $5.3 million of our common stock, partially offset by proceeds of $1.9 million from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003 and 2004, and the second quarter of 2005 our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of July 1, 2005, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share.

We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We will be required to adopt SFAS 123R in the first quarter of 2006 and have not yet determined which fair-value method and transitional provision we will follow, or if the adoption of SFAS 123R will have a significant impact on our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At July 1, 2005, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term variable interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended July 1, 2005, the Company repurchased 811,300 shares of its common stock at a cost of approximately $3.1 million, under a repurchase program approved by the Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 2, 2005 to April 29, 2005	350,100	$3.79	350,100	$4,685,997
April 30, 2005 to May 27, 2005	412,200	$3.90	412,200	$8,080,213
May 28, 2005 to July 1, 2005	49,000	$4.07	49,000	$7,880,785

Total	811,300	$3.86	811,300

During the quarter ended July 1, 2005, the Board of Directors approved an additional $5 million for the repurchase of our common stock thereby increasing the total program size to $30 million.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 11, 2005, the following proposals were voted on by the Company’s security holders:

(i)	The election of two Directors (Edwin A. Huston and Jeffrey E. Keisling) to serve until the year 2008. The security holders elected all nominated Directors with votes cast as follows: Mr. Huston: 38,320,426 shares for and 3,428,913 shares withheld; Mr. Keisling: 38,795,871 shares for and 2,953,468 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: Richard N. Hamlin, Alan T.G. Wix, Ted A. Fernandez, David N. Dungan and Allan R. Frank.

(ii)	To approve amendments to the Company’s 1998 Stock Option and Incentive Plan (a) to raise the sublimit for restricted stock and restricted stock units issuances thereunder from 5,000,000 shares to 8,500,000 shares; and (b) to re-approve the performance goals for purposes of Section 162(m) of the Internal Revenue Code. The security holders did not approve the proposal with the votes cast as follows: 6,603,472 shares for, 21,323,926 against and 1,238,587 abstentions.

Item 5. Other Information

None

Item 6. Exhibits

See Index to Exhibits on page 18, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: August 10, 2005	/s/ John F. Brennan
John F. Brennan
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000