Form 10-Q
period 2005-09-30
ANSWERTHINK INC
filed 2005-11-09
CIK 1057379

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Securities Exchange Act of 1934).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 28, 2005, there were 44,114,680 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,595	$38,890
Marketable investments	4,966	—
Accounts receivable and unbilled revenue, net of allowance of $1,430 and $2,109 at September 30, 2005 and December 31, 2004, respectively	39,155	28,883
Prepaid expenses and other current assets	2,108	3,459

Total current assets	76,824	71,232

Marketable investments	4,911	9,902
Restricted cash	600	3,000
Property and equipment, net	6,376	7,568
Other assets	2,285	3,245
Goodwill, net	35,683	33,786

Total assets	$126,679	$128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,280	$3,462
Accrued expenses and other liabilities	19,775	17,910

Total current liabilities	24,055	21,372
Accrued expenses and other liabilities, non-current	2,851	7,507

Total liabilities	26,906	28,879

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 50,646,835 shares at September 30, 2005; 48,969,181 shares at December 31, 2004	51	49
Additional paid-in capital	279,623	277,356
Unearned compensation	(6,417)	(6,011)
Treasury stock, at cost, 6,534,155 shares at September 30, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	(18,178)
Accumulated deficit	(151,477)	(153,389)
Accumulated other comprehensive income	112	27

Total shareholders’ equity	99,773	99,854

Total liabilities and shareholders’ equity	$126,679	$128,733

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Revenues:
Revenues before reimbursements	$36,171	$33,329	$106,789	$98,893
Reimbursements	3,834	3,802	11,788	10,976

Total revenues	40,005	37,131	118,577	109,869

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,700	19,845	60,239	57,376
Reimbursable expenses	3,834	3,802	11,788	10,976

Total project personnel and expenses	23,534	23,647	72,027	68,352

Selling, general and administrative expenses	13,619	12,081	42,038	36,122
Restructuring costs	—	—	1,134	3,749
Stock compensation expense	905	597	2,190	1,891

Total costs and operating expenses	38,058	36,325	117,389	110,114

Income (loss) from operations	1,947	806	1,188	(245)
Other income (expense):
Interest income	346	184	930	570
Interest expense	(12)	(40)	(52)	(40)

Income before income taxes and income from discontinued operations	2,281	950	2,066	285
Income taxes	174	126	155	73

Income from continuing operations	2,107	824	1,911	212
Income from discontinued operations	—	—	—	370

Net income	$2,107	$824	$1,911	$582

Basic net income per common share:
Income from continuing operations	$0.05	$0.02	$0.04	$—
Income from discontinued operations	$—	$—	$—	$0.01
Net income per common share	$0.05	$0.02	$0.04	$0.01
Weighted average common shares outstanding	43,912	43,900	43,379	44,427

Diluted net income per common share:
Income from continuing operations	$0.05	$0.02	$0.04	$—
Income from discontinued operations	$—	$—	$—	$0.01
Net income per common share	$0.05	$0.02	$0.04	$0.01
Weighted average common and common equivalent shares outstanding	46,750	47,960	47,143	48,824

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005	October 1, 2004
Cash flows from operating activities:
Net income	$1,911	$582
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,590	3,710
Provision for doubtful accounts	303	711
Non-cash compensation expense	2,190	1,891
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(10,520)	(6,252)
Decrease (increase) in prepaid expenses and other assets	(401)	676
Increase (decrease) in accounts payable	818	(365)
Decrease in accrued expenses and other liabilities	(1,041)	(1,792)

Net cash used in operating activities	(3,150)	(839)

Cash flows from investing activities:
Purchases of property and equipment	(1,139)	(2,862)
Decrease in restricted cash	2,400	—
Purchases of marketable investments	(27,900)	(35,000)
Proceeds from calls, sales and maturities of marketable investments	27,900	15,000
Cash used in acquisition of business, net of cash acquired	(2,237)	(6,116)

Net cash used in investing activities	(976)	(28,978)

Cash flows from financing activities:
Proceeds from issuance of common stock	940	2,138
Payment of employee withholding tax related to restricted stock units	(1,168)	—
Repurchases of common stock	(3,941)	(8,171)

Net cash used in financing activities	(4,169)	(6,033)

Net decrease in cash and cash equivalents	(8,295)	(35,850)
Cash and cash equivalents at beginning of period	38,890	54,441

Cash and cash equivalents at end of period	$30,595	$18,591

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the quarters and nine months ended September 30, 2005 and October 1, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income, as reported	$2,107	$824	$1,911	$582
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	905	597	2,190	1,891
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,316)	(1,378)	(3,616)	(4,182)

Pro forma net income (loss)	$1,696	$43	$485	$(1,709)

Basic and Diluted net income (loss) per common share:
As reported	$0.05	$0.02	$0.04	$0.01
Pro forma	$0.04	$0.00	$0.01	$(0.04)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3. Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to restricted stock units issued to employees, the calculation includes only shares related to the vested portion of such restricted stock units.

Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarter ended and nine months ended September 30, 2005, potentially dilutive securities included 2,621,266 shares and 3,534,791 shares, respectively, of shares underlying unvested restricted stock units issued to employees and 216,857 shares and 228,880 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method. Potentially dilutive securities for the quarter and nine months ended October 1, 2004 included 3,618,463 shares and 3,628,691 shares, respectively, of shares underlying unvested restricted stock units issued to employees and 441,268 shares and 769,122 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

4. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$2,107	$824	$1,911	$582
Change in cumulative foreign currency translation adjustment	17	38	110	73
Change in net unrealized gain (loss) on marketable investments	—	58	(25)	(55)

Comprehensive income	$2,124	$920	$1,996	$600

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts receivable	$33,010	$24,932
Unbilled revenue	7,575	6,060
Allowance for doubtful accounts	(1,430)	(2,109)

	$39,155	$28,883

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

The following table sets forth the detail and activity in the restructuring expense accrual during the nine months ended September 30, 2005 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Expenditures	Accrual Balance at September 30, 2005
Closure and consolidation of facilities and related exit costs	$2,674	$—	$(552)	$2,122

2002 Restructuring Accrual

	Accrual Balance at December 31, 2004	Adjustments to Accrual	Write-off of Lessor Receivable	Expenditures	Accrual Balance at September 30, 2005
Closure and consolidation of facilities and related exit costs	$5,370	$1,134	$(1,374)	$(3,415)	$1,715

7. Shareholders’ Equity

Stock Plans

As of September 30, 2005 and October 1, 2004, the Company had 2,378,768 and 3,610,830 restricted stock units outstanding, respectively. The Company recorded compensation expense totaling $817 thousand and $599 thousand, respectively, during the quarters ended September 30, 2005 and October 1, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. During the nine months ended September 30, 2005 and October 1, 2004, the Company recorded $2.1 million and $1.8 million, respectively, of compensation expense based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of September 30, 2005, the Company had 169,295 outstanding stock options which are accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The weighted average exercise price of these outstanding options is $3.96. Variable plan accounting resulted in stock compensation expense of approximately $31 thousand and $112 thousand for the quarter ended September 30, 2005 and the nine months ended October 1, 2004, respectively, and a reduction in stock compensation expense of $49 thousand and $2 thousand for the nine months ended September 30, 2005 and the quarter ended October 1, 2004, respectively.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Shareholders’ Equity (continued)

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and the second quarter of 2005 the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended September 30, 2005, the Company did not repurchase any shares of its common stock. As of September 30, 2005, the Company had repurchased 6,534,155 shares of its common stock at an average price of $3.39 per share.

Common stock

The delivery of 438,751 shares of our common stock classified as issued as of September 30, 2005 in the accompanying balance sheet was deferred by employees entitled to receive these shares in connection with the vesting of restricted stock units. The shares will be delivered to the employees at the expiration of the deferral period elected by the employees or upon their termination of employment.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Nine Months Ended
	September 30, 2005		October 1, 2004		September 30, 2005		October 1, 2004
Revenues:
Revenues before reimbursements	$36,171	90.4%	$33,329	89.8%	$106,789	90.1%	$98,893	90.0%
Reimbursements	3,834	9.6%	3,802	10.2%	11,788	9.9%	10,976	10.0%

Total revenues	40,005	100.0%	37,131	100.0%	118,577	100.0%	109,869	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	19,700	49.2%	19,845	53.5%	60,239	50.8%	57,376	52.2%
Reimbursable expenses	3,834	9.6%	3,802	10.2%	11,788	9.9%	10,976	10.0%

Total project personnel and expenses	23,534	58.8%	23,647	63.7%	72,027	60.7%	68,352	62.2%

Selling, general and administrative expenses	13,619	34.0%	12,081	32.5%	42,038	35.5%	36,122	32.9%
Restructuring costs	—	—	—	—	1,134	1.0%	3,749	3.4%
Stock compensation expense	905	2.3%	597	1.6%	2,190	1.8%	1,891	1.7%

Total costs and operating expenses	38,058	95.1%	36,325	97.8%	117,389	99.0%	110,114	100.2%

Income (loss) from operations	1,947	4.9%	806	2.2%	1,188	1.0%	(245)	(0.2%)
Other income:
Interest income, net	334	0.8%	144	0.3%	878	0.7%	530	0.5%

Income before income taxes and income from discontinued operations	2,281	5.7%	950	2.5%	2,066	1.7%	285	0.3%
Income taxes	174	0.4%	126	0.3%	155	0.1%	73	0.1%

Income from continuing operations	2,107	5.3%	824	2.2%	1,911	1.6%	212	0.2%
Income from discontinued operations	—	—	—	—	—	—	370	0.3%

Net Income	$2,107	5.3%	$824	2.2%	$1,911	1.6%	$582	0.5%

        Revenues. Revenues for the quarter ended September 30, 2005 increased by $2.9 million or 8% to $40.0 million from $37.1 million in the quarter ended October 1, 2004. Revenues for the nine months ended September 30, 2005 increased $8.7 million or 8% to $118.6 million from $109.9 million in the nine months ended October 1, 2004. The increase in revenues for the quarter and nine months ended September 30, 2005 was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice. Additionally, the acquisition of EZCommerce, a dual shore ERP implementation company, in May 2004 contributed to the increase in revenues for the nine months ended September 30, 2005. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to increased price competition from offshore suppliers. Reimbursements as a percentage of revenues during the quarters and nine months ended September 30, 2005 and October 1, 2004 were comparable at 10%. During the quarter and nine months ended September 30, 2005, one customer had revenues equal to or greater than 5% of total revenues, accounting for 6% of revenues. During the quarter and nine months ended October 1, 2004, one customer had revenues greater than 5% of total revenues, accounting for 6% and 8% of revenues during those periods, respectively. With respect to our largest customer in 2005, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with this customer expire on various dates ranging from November 2005 to July 2006. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from this key customer could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses were $23.5 million in the quarter ended September 30, 2005 which is comparable to $23.6 million in the quarter ended October 1, 2004. Consultant headcount was 601 as of September 30, 2005 compared to 600 as of October 1, 2004. Project personnel costs and expenses were $72.0 million in the nine months ended September 30, 2005 an increase of $3.7 million or 5% compared to the nine months ended October 1, 2004. This increase was primarily attributable to the increase in the average number of consultants in order to balance workforce capacity with market demand for services. Average consultant headcount was 577 and 550, respectively, for the nine months ended September 30, 2005 and October 1, 2004.

Project personnel and expenses as a percentage of revenues was 59% for the quarter ended September 30, 2005, a decrease from 64% in the quarter ended October 1, 2004. The decrease was primarily the result of higher revenue per consultant during the quarter ended September 30, 2005 due to an increase in the average gross billing rate per hour to $194 in the quarter ended September 30, 2005 from $174 in the quarter ended October 1, 2004. The rate increase is a result of our continuing shift in mix to higher rate benchmarking and membership advisory programs and related transformation advisory services and launch of the new fixed priced transformation advisory programs in March 2005 sold under the Hackett brand. Utilization was comparable at 67% for the quarters ended September 30, 2005 and October 1, 2004. Project personnel and expenses as a percentage of revenues was 61% for the nine months ended September 30, 2005 a decrease from 62% for the nine month ended October 1, 2004 as average higher gross billing rates in 2005 were partially offset by average lower utilization of consultants. Average gross billing rates for the nine months ended September 30, 2005 and October 1, 2004 were $189 and $177, respectively. Utilization approximated 69% for the nine months ended September 30, 2005 and 71% for the nine months ended October 1, 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 13% to $13.6 million in the quarter ended September 30, 2005 from $12.1 million in the quarter ended October 1, 2004. Selling, general and administrative expenses increased 16% to $42.0 million in the nine months ended September 30, 2005 from $36.1 million in the nine months ended October 1, 2004. Selling, general and administrative expenses as a percentage of revenues were 34% and 33% and 36% and 33%, respectively, during the quarters and nine months ended September 30, 2005 and October 1, 2004. The overall increases in selling, general and administrative expenses were primarily attributable to the acquisition of EZCommerce, increased legal and recruiting expenses and additional sales personnel and related commissions to accommodate the growth in our benchmarking, membership advisory programs, transformation advisory and Hyperion implementation services. These impacts were partially offset by lower bad debt expense.

Restructuring Costs. We recorded restructuring costs of $1.1 million in the first quarter of 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. We recorded restructuring costs of $3.7 million for the nine months ended October 1, 2004 to increase previously established reserves recorded for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations for the nine months ended October 1, 2004.

Stock Compensation Expense. As of September 30, 2005 and October 1, 2004, we had 2,378,768 and 3,610,830 restricted stock units outstanding, respectively. We recorded non-cash compensation expense of $817 thousand and $599 thousand, respectively, during the quarters ended September 30, 2005 and the October 1, 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. During the nine months ended September 30, 2005 and October 1, 2004, the Company recorded $2.1 million and $1.8 million, respectively, of compensation expense based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. In addition, as of September 30, 2005, we had 169,295 outstanding stock options accounted under variable plan accounting pursuant to FASB Interpretation No. 28. Variable plan accounting resulted in stock compensation expense of $31 thousand and $112 thousand for the quarter ended September 30, 2005 and the nine months ended October 1, 2004, respectively, and a reduction in stock compensation expense of $49 thousand and $2 thousand for the nine months ended September 30, 2005 and the quarter ended October 1, 2004, respectively.

Income Taxes. We recorded income tax expenses of $155 thousand and $73 thousand for the nine months ended September 30, 2005 and October 1, 2004, respectively, which represented effective tax rates of 8% and 26%, respectively, of pre-tax losses for certain state and foreign taxes. The estimated annual effective tax rates include an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2005 and 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At September 30, 2005, we had $30.6 million in cash and cash equivalents compared to $38.9 million at December 31, 2004. At September 30, 2005 and December 31, 2004, we had $600 thousand and $3.0 million, respectively, on deposit with a financial institution as collateral for letters of credit and have classified these as restricted cash on the accompanying consolidated balance sheets. We also had marketable investments of $9.9 million at September 30, 2005 and December 31, 2004.

There were no material capital commitments at September 30, 2005. The following summarizes our lease commitments under non-cancelable operating leases for premises at September 30, 2005 (in thousands):

Less than 1 year	$3,865
1-3 years	6,700
4-5 years	6,037
After 5 years	1,884

18,486
Less: sublease income	5,568

Total minimum lease payments, less sublease income	$12,918

Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2005 compared to $839 thousand during the comparable period of 2004. During the nine months ended September 30, 2005, net cash used in operating activities was primarily attributable to increases of $10.5 million in accounts receivable and unbilled revenue and $401 thousand in prepaid expenses and other assets and a decrease of $1.0 million in accrued expenses and other liabilities. These effects were partially offset by our net income of $1.9 million, non-cash expenses of $6.1 million and an increase in accounts payable of $818 thousand. Non-cash expenses included depreciation and amortization, provision for doubtful accounts and non-cash compensation expense. During the nine months ended October 1, 2004, net cash used in operating activities was primarily attributable to a $6.3 million increase in accounts receivable and unbilled revenue, and decreases of $1.8 million in accrued expenses and other liabilities and $365 thousand in accounts payable. These effects were partially offset by net income of $582 thousand, non-cash expenses of $6.3 million and a decrease of $676 thousand in prepaid expenses and other assets.

Net cash used in investing activities was $976 thousand for the nine months ended September 30, 2005 compared to $29.0 million used during the comparative nine months of 2004. The uses of cash for investing activities in 2005 were primarily attributable to purchases of $27.9 million of marketable investments, $2.2 million used for business acquisitions and $1.1 million for purchases of property and equipment, partially offset by $27.9 million of proceeds from calls, sales and maturities of marketable investments and a $2.4 million decrease in restricted cash. The uses of cash for investing activities in 2004 were primarily attributable to the purchases of $35 million of marketable investments, $6.1 million used in the acquisition of a business, and $2.9 million for purchases of property and equipment, partially offset by $15 million of proceeds from calls, sales and maturities of marketable investments.

Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2005 compared to $6.0 million for the comparable period of 2004. During the nine months ended September 30, 2005, cash used in financing activities was attributable to the repurchase of $3.9 million of our common stock and $1.2 for payment of employee withholding tax related to restricted stock units, partially offset by proceeds of $940 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our employee stock purchase plan. During the nine months ended October 1, 2004, cash used in financing activities was primarily for the repurchase of $8.2 million of our common stock, partially offset by proceeds of $2.1 million from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003 and 2004, and the second quarter of 2005 our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, we may buy back shares of our outstanding common stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of September 30, 2005, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2005, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term variable interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Item 5. Other Information

On November 9, 2005, the Company, with the approval of the Audit Committee, entered into an employment agreement with Grant M. Fitzwilliam, effective as of August 11, 2005, the date that Mr. Fitzwilliam assumed the title and role as the Company’s Executive Vice President and Chief Financial Officer. Mr. Fitzwilliam’s employment agreement has a three-year term (with an automatic renewal, for one additional year thereafter on each subsequent anniversary unless either party gives contrary notice) and provides for a current annual salary of $275,000, plus a bonus pursuant to a bonus plan to be adopted by the Board of Directors for each fiscal year. The Company’s employment agreement with Mr. Fitzwilliam contains provisions regarding confidentiality, proprietary information and work product, non-competition and non-solicitation. A copy of Mr. Fitzwilliam’s employment agreement is filed as Exhibit 10-6 hereto. Also, on November 9, 2005, the Company’s Compensation Committee approved a compensation plan for fiscal year 2005 for its Chief Financial Officer. This plan provides for annual cash bonuses and equity awards subject to the achievement of pre-established pro-forma earnings targets levels which relate to an operating plan that has been approved by the Board of Directors. These targets were established in connection with the implementation of the 2005 compensation plan for its Chief Executive Officer and Chief Operating Officer that were disclosed in a Form 8-K filed June 16, 2005. Any equity award will be subject to limits on the dilution caused by such grants based on the level of targets, and thus Company performance, achieved and the fair market value of our Common Stock on the date of such awards.

Item 6. Exhibits

See Index to Exhibits on page 17, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: November 9, 2005	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

10.6	Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam

31.1	Certification by CEO pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

31.2	Certification by CFO pursuant to Rule 13a - 14(a)/15d - 14(a) under the Securities Exchange Act of 1934

32	Certification Pursuant To 18 U.S.C. Section 1350

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000