Form 10-K
period 2005-12-30
ANSWERTHINK INC
filed 2006-03-16
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $141,151,839 on July 1, 2005 based on the last reported sale price of the registrant’s common stock on the Nasdaq National Market.

The number of shares of the registrant’s common stock outstanding on March 3, 2006 was 45,217,826.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANSWERTHINK, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology advisory and consulting industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions and interest rates. An additional description of our risk factors is described in Part 1 – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

The Hackett Group, a strategic advisory firm and an Answerthink company, is a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only The Hackett Group empirically defines world-class performance in sales, general and administrative (SG&A) and supply chain activities with analysis gained through 3,500 benchmark studies over 14 years at 2,000 of the world’s leading companies.

Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management, business applications, and business intelligence, with corresponding offshore support.

In this Form 10-K, unless the context otherwise requires, “Answerthink,” the “Company,” “we,” “us,” and “our” refer to Answerthink, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

The economy showed improved growth in 2005 triggering interest rate increases to mitigate the risk of inflation. Business and technology consultancies in the U.S. had increases in business activity that followed the growth rate of the economy.

We believe organizations are required to continually evaluate how to optimize their performance in order to remain competitive. Their goal is to ensure that the underlying business processes are allowing them to strategically support their operations and achieve their financial targets. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes.

We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technology investments. As the economy continues to grow, we believe large enterprises will continue to focus their business consulting and IT spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency.

We expect companies to look for ways to further leverage their investments in Enterprise Resource Planning (ERP) systems to continue to deliver cost and performance improvements. We also believe that Business Intelligence (BI) systems and business performance management applications will play an increasingly significant role as companies seek to generate more valuable insight and analysis from their operational and financial data. We believe that these systems will produce real-time enterprises, capable of nearly instantaneous views of current performance and more accurate and efficient planning, forecasting and reporting.

OUR APPROACH

Answerthink provides business and technology consulting services designed to enable companies to achieve world-class business performance by combining intellectual capital from The Hackett Group, with its extensive database of business process best practices and performance measurement results, and our proprietary Best Practice Implementation (BPI) approach.

The Hackett Group is a strategic advisory firm that helps executives understand how well they are performing today compared to a peer group and to world-class levels. Hackett enables world-class performance by defining what is possible, providing objective performance comparisons to establish priorities, developing strategic alternatives to address performance improvements, creation of initiative roadmaps, best practice solutions designs and implementation services.

Hackett is differentiated through its use of empirical data, a large repository of proven best practices, implementation tools and global implementation insight that are used to provide advice and solutions.

Hackett provides both continuous and best practice implementation programs. Continuous services are referred to as Advisory Programs, which include: membership-based offerings providing a mix of best practice research, on-demand advisor access, peer learning opportunities and annual events. Best practice implementation offerings include benchmarking, business transformation and total working capital services.

Hackett business advisors have the skills, experience and access to proprietary data sets to advise, develop, design and implement solutions grounded in actual client performance measurement results. Hackett provides deep insight into how top-performing companies operate, and applies those best practices to generate performance gains for clients.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, approaches observed through benchmark and other best practice implementation engagements to correlate with superior performance levels. We use Hackett intellectual capital in the form of best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflow and functionality that is enabled by enterprise applications. The pre-populated collection of best practice process flows and technology configuration guides is referred to as the BPI Tool Kit and used throughout the term of a project to ensure that best practices are identified and implemented. This coordinated approach addresses people, process, information access and technology.

Because Answerthink solutions are based on Hackett-Certified™ practices, clients gain significant advantages. They can have confidence that their solutions are based on strategies from the world’s leading companies. This clearly defined path to world-class performance delivers enhanced efficiency, improved effectiveness, increased flexibility, optimized return on investment and reduced implementation risk.

The BPI approach often begins with a clear understanding of current performance, which is gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the four key business drivers of people, process, technology and information, we believe companies risk losing a significant portion of business case benefits. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

Similarly, we integrate Hackett-Certified™ Practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses, in most functional areas of major business application packages from Lawson, Oracle, Hyperion, PeopleSoft and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. Best practice implementations establish the foundation for improved performance.

We believe the combination of optimized processes, a best practices-based business application and business intelligence environment allows our clients to achieve and sustain significant business performance improvement.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as the economy grows and companies begin to spend more on improving their business models and IT infrastructure. Our competitors include international, national and regional strategic consulting and technology implementation firms, the IT services divisions of application software firms, and business consulting firms providing subscriptions to peer networking and research-based services. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative service and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approach, technical and industry expertise, quality of services, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale.

We believe our competitive position is strong. With Hackett intellectual capital and its direct link to our BPI approach, we believe we can assist clients better than our competitors. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 3,500 benchmark studies for over 2,000 clients, generating proprietary data sets spanning performance metrics and correlating best practices. The combination of Hackett data along with deep expertise and know how in evaluating, designing and implementing business transformation strategies for clients deliver a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our offering approach, gives us a competitive advantage.

STRATEGY

Moving forward, our focus will be on executing the following strategies:

• Continue to position and grow The Hackett Group as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practices strategies. Our objective is to continue to grow our Advisory Program memberships. We believe that our advisory programs and supporting intellectual capital deliver a distinct value proposition and that our clients will naturally turn to our other service offerings when the need arises. Therefore, as we grow our Advisory Program membership base, we expect the revenue growth for our benchmarking and best practice implementation offerings will grow. Our advisory programs target executives seeking guidance and proven strategies on operational and strategic issues. During 2005, we experienced strong growth in our membership-based advisory programs. We continue to develop advisory programs that offer a source of empirically based insight and on-demand advice for executives tasked with performance improvement in an unpredictable business environment. As advisory sales continue to grow, an increasing number of sales will involve multi-year commitments which will improve the predictability of our results.

• Continue to expand our Best Practices Implementation tools. BPI incorporates intellectual capital from The Hackett Group into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and the improved return on investment. Our clients attribute their decision to use us to our Best Practice Implementation (BPI) approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our Best Practice Implementation methods and knowledge. The launch of version two of our BPI tools resulted in an expanded best practice repository along with key revisions in business process areas that have been impacted by emerging information technologies. We expect this version of our tools and methods to further differentiate our ability to serve our clients.

• Create incremental revenue and intellectual capital channels through strategic relationships that help us leverage and expand our Hackett intellectual capital base as well as grow our revenues. Our strategic relationships with Accenture and Lawson Software represent examples of this strategy at work. We continue to believe that there are other organizations that can help us grow revenues and our intellectual capital consistent with our strategy.

• Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our intellectual property. We believe that our unique Hackett access and our BPI approach coupled with our strong balance sheet and infrastructure can be utilized to support a larger organization. Acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus. For example, our acquisition of REL Consultancy expands our knowledge and capabilities into working capital management and expanded our client base and exposure to additional markets abroad.

• Expand and leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24/5 operations. With this improved infrastructure in place, we are expecting our headcount and utilization of India resources to further expand in 2006.

OUR OFFERINGS

We offer a comprehensive range of services, including advisory programs, benchmarking, business transformation, working capital, business applications and business intelligence implementation. With strategic and functional knowledge in finance, human resources, information technology, procurement, supply chain management, corporate services, customer service and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

The Hackett Group

•	Advisory Programs

On-demand access to world-class performance metrics, peer-learning opportunities and best practice advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory). Our advisory programs include a mix of the following deliverables:

Advisor Inquiry: Hackett’s inquiry services is used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative activities.

Best Practice Research: Empirically based research and insight derived from over 3,500 individual Hackett benchmark studies. Our research provides detailed insights into the most significant, proven approaches in use at world-class organizations that yield superior business results.

Peer Interaction: Regular member-led webcasts, annual Best Practices Conference, annual Member Forums, membership surveys and client-submitted content provide ongoing peer learning and networking opportunities.

Hackett Knowledge Center: Online, searchable repository of Best Practices, Quick Wins, Conference Presentations and associated research available to Advisory Program Members and their support teams.

•	Benchmarking Services

Since Hackett’s inception in 1991, The Hackett Group has measured and evaluated the efficiency and effectiveness of enterprise functions at over 2,000 global organizations. This includes 96 percent of the Dow Jones Industrials, 77 percent of the Fortune 100, and 92 percent of the Dow Jones Global Titans Index. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, and shared service centers. Hackett has identified nearly 1,300 best practices for approximately 100 processes in these key functional areas. Hackett uses proprietary performance measurement tools and data collection processes that enables companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for investment.

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

•	Total Working Capital

Through the acquisition of REL Consultancy Group, a global leader in generating cash improvement from working capital, we offer Hackett-REL Total Working Capital services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

Answerthink Best Practices Solutions

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

Based on our extensive best practices knowledge, our Business Intelligence group designs, develops and implements solutions for more effective enterprise performance management (EPM) and business intelligence (BI). Our BI experts know how to apply and implement custom or packaged analytical applications such as Hyperion and Cognos to increase process transparency, exception management, and create continuous improvement environments. Similarly, our BI services are designed to increase visibility into current performance, improve access to key financial and operational data, and enhance strategic decision making. The group offers strategy and management services, including operational diagnostics and planning and enterprise architecture.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated strategic buyers of business and IT consulting services. During 2005, our ten most significant clients accounted for approximately 30% of revenues. No clients generated more than 10% of total revenues. We believe that we have achieved a high level of satisfaction across our client base. The responses to the surveys we send to clients continue to be extremely positive. During 2005, we received surveys from a significant number of our engagements with an average score of 4.5 on a 5.0 scale. The direct feedback and suggestions we receive on surveys are used to continuously improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2006 is to continue to increase awareness of our brand that we have created around Hackett and BPI. Our Hackett and BPI message will remain the central focus of our marketing and communications programs this year as we drive both an understanding of and demand for this approach. Similarly, we have aligned our sales force so it can market working capital and business transformation services along with our benchmarking and advisory programs. In 2006, the compensation programs reflect an emphasis on advisory programs while rewarding the linkage between sales of benchmarking, business transformation and working capital services provided by The Hackett Group and best practices solutions provided by our Business Applications and Business Intelligence groups.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

• The Leadership Team

• The Sales Organization

• Business Development Associates

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

The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets and are primarily focused on developing new relationships and who are aligned to our core practice areas within their target accounts. They also handle geographic-related opportunities as they arise.

Business Development Associates are comprised of trained groups of telemarketing specialists who are conversant with their respective solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.

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

• Target Accounts

• Geographic Focus Accounts

• Strategic Alliance Accounts

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

Geographic Focus Accounts are accounts within a specified geographic location that are contained on the target account list. These accounts can include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts. This account set is handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

Strategic Alliance Accounts are accounts that allow us to partner with organizations with greater scale or different skill sets or with software developers so that all parties can jointly market their products and services to prospective clients. An example of this type of alliance is the agreement with Accenture that was signed in late 2003. This agreement gives Accenture the exclusive right to collaborate with us in offering its clients our best practice benchmarking programs and best practices solutions in designated functional areas, including finance, accounting, performance management, business intelligence and procurement. Under the agreement, we have the ability to expand into additional enterprise functional areas and geographic locations. The agreement gives us access to Accenture’s global client base and sales distribution channel. By working with more clients, The Hackett Group is able to broaden the base of critical metrics and best practices, thereby creating even richer benchmark data to help companies achieve world-class performance. Our alliance allows us to staff a portion of the consulting positions for each engagement that is jointly closed with Accenture. We continue to seek alliances that broaden our distribution channel.

MANAGEMENT SYSTEMS

Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all associates worldwide on a real-time basis. Our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate the new employees and systems of businesses we have acquired.

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

• Continuous development of our associates, our unique content business model and knowledge base

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

The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs and a 401(k) program including a company match for associates below the level of senior director. Our associates are paid competitive salaries and incentive pay. Incentive pay for delivery resources is based on an individual’s contribution to the projects on which he or she is staffed. Incentive pay for sales associates is based on achievement of sales quotas. Incentive pay for practice leaders and senior practice members is based upon practice margin, sales contributions, client management and practice management. Incentive pay for management is based on company or division performance depending on the level of management.

As of December 30, 2005, we had approximately 800 associates, approximately 80% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors from time to time.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. The mission of our Community Council, which operates in each of the cities where we have offices, is to strive to leave the markets, communities and clients we serve better than we found them. We do it by building a strong sense of community, collaboration and personal interaction among all of our associates, through both volunteer and service programs and social gatherings. Our associates are actively involved in many valuable and high-impact community programs, including United Way, Ronald McDonald House, Big Brothers & Sisters, Race for the Cure, Make-A-Wish Foundation, Habitat for Humanity, the National Adoption Center, the National Heart Association and the March of Dimes.

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site http://www.answerthink.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Any material that we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Also available on our web site, free of charge, are copies of our Code of Conduct and Ethics, and the charter for our audit committee of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics on our web site within five business days following the date of the amendment or waiver.

ITEM 1A. RISK FACTORS

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

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•	the number, size, timing and scope of client engagements;

•	customer concentration;

•	long and unpredictable sales cycles;

•	contract terms of client engagements;

•	degrees of completion of client engagements;

•	client engagement delays or cancellations;

•	competition for and utilization of employees;

•	how well we estimate the resources and effort we need to complete client engagements;

•	the integration of acquired businesses;

•	pricing changes in the industry;

•	economic conditions specific to business and information technology consulting; and

•	general economic conditions

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

We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees in our industry. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of business consulting and IT services. If our reputation is damaged or if potential clients are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

We depend heavily on a limited number of clients.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2005, our ten largest clients accounted for approximately 30% of our revenues in the aggregate. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

Since we were founded, we have significantly expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	failure to retain existing clients;

•	unanticipated events or circumstances;

•	unknown claims or liabilities;

•	amortization of certain acquired intangible assets; and

•	operating in new or unfamiliar geographies

Client dissatisfaction or performance problems at a single acquired firm could have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our recent or future acquired businesses will generate anticipated revenues or earnings.

Difficulties in integrating businesses we have recently acquired or may acquire in the future may demand time and attention from our senior management.

Integrating businesses we have recently acquired or may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenues to justify our investment. If we encounter unexpected problems at one of the acquired businesses as we try to integrate it into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

Lack of detailed written contracts could impair our ability to recognize revenue for services performed, collect fees, protect our intellectual property and protect ourselves from liability to others.

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

Enhancements to The Hackett Group’s advisory product offerings introduced in 2005 which include business transformation programs represent a departure from its traditional benchmarking offerings. We may not be able to adequately support these new offerings. Clients or prospects may view The Hackett Group as a new and unproven entrant into this space. As such, clients and client prospects may choose to purchase these types of products and services from companies with a longer track record of providing these types of offerings.

Our Joint Marketing and Alliance Agreement with Accenture has expired.

Our Joint Marketing and Alliance Agreement with Accenture expired on October 7, 2005. We are working with Accenture in efforts to extend and expand the terms of the relationship. We also continue to jointly pursue opportunities and work on engagements that were won prior and subsequent to the expiration of the Agreement. However, while we continue to pursue opportunities with Accenture, there is no contractual agreement in place at this time that governs the relationship, including how positions are allocated on engagements won as a result of a joint pursuit.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could adversely affect our financial results.

We have increasing international operations, which earn revenues and incur costs in various foreign currencies, primarily the British pound and the euro. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the United States could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from those subsidiaries to the parent company, and to other international subsidiaries, when it is cost effective to do so. However, any fluctuations in foreign currency exchange rates could materially impact the availability and size of these funds for repatriation or transfer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 10,780 square feet and expires June 30, 2010. We also have offices in Atlanta, Frankfurt, London, New York, Paris, Philadelphia and Hyderabad, India. As of December 30, 2005 we had operating leases that extended through July 2011. We believe that we will be able to obtain suitable new or replacement space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3. LEGAL PROCEEDINGS

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low
2005
Fourth Quarter	$4.72	$3.49
Third Quarter	$4.62	$3.56
Second Quarter	$4.20	$3.10
First Quarter	$5.00	$3.70

2004
Fourth Quarter	$5.49	$3.51
Third Quarter	$6.35	$3.87
Second Quarter	$8.45	$4.22
First Quarter	$8.19	$5.50

The closing sale price for the common stock on March 3, 2006 was $6.01.

As of March 3, 2006, there were approximately 300 holders of record of our common stock and 45,217,826 shares of common stock outstanding.

Company Dividend Policy

We do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

Purchases of Equity Securities

We have an ongoing authorization, as amended, from the Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. The authorization is for up to $30 million, of which approximately $7.9 million is currently still available. All repurchases are made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and no determination was made by the Company to suspend or cancel purchases under the program. We did not make any repurchases of our common stock during the three months ended December 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 30, 2005, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$146,693	$129,339	$117,945	$156,357	$220,966
Reimbursements	16,625	14,208	14,442	20,490	29,377

Total revenues	163,318	143,547	132,387	176,847	250,343

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	83,380	76,626	73,551	104,981	136,758
Reimbursable expenses	16,625	14,208	14,442	20,490	29,377

Total project personnel and expenses	100,005	90,834	87,993	125,471	166,135

Selling, general and administrative expenses	59,844	49,960	44,697	53,416	78,027
Impairment of goodwill	—	—	—	20,000	—
Restructuring costs	2,923	3,749	4,875	10,886	5,619

Total costs and operating expenses	162,772	144,543	137,565	209,773	249,781

Income (loss) from operations	546	(996)	(5,178)	(32,926)	562
Other income (expense):
Interest income (expense), net	1,089	802	706	570	843

Income (loss) before income taxes, income (loss) from discontinued operations and cumulative effect of change in accounting principle	1,635	(194)	(4,472)	(32,356)	1,405
Income taxes	(6)	324	350	(3,508)	1,807

Income (loss) from continuing operations	1,641	(518)	(4,822)	(28,848)	(402)
Income (loss) from discontinued operations, net of income taxes	—	370	—	(8,911)	(8,117)

Income (loss) before cumulative effect of change in accounting principle	1,641	(148)	(4,822)	(37,759)	(8,519)
Cumulative effect of change in accounting principle	—	—	—	(31,200)	—

Net income (loss)	$1,641	$(148)	$(4,822)	$(68,959)	$(8,519)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$(0.11)	$(0.62)	$(0.01)
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.68)	$—
Net income (loss) per common share	$0.04	$(0.00)	$(0.11)	$(1.49)	$(0.19)
Weighted average common shares outstanding	43,575	44,188	45,140	46,348	43,999

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$(0.11)	$(0.62)	$(0.01)
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.68)	$—
Net income (loss) per common share	$0.04	$(0.00)	$(0.11)	$(1.49)	$(0.19)
Weighted average common shares and common share equivalents	45,302	44,188	45,140	46,348	43,999

	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,103	$38,890	$54,441	$35,369	$35,679
Restricted cash	$4,257	$3,000	$3,000	$2,909	$—
Marketable investments	$9,902	$9,902	$10,000	$28,050	$24,209
Working capital	$29,136	$49,860	$58,826	$72,851	$81,313
Total assets	$151,881	$128,733	$135,223	$145,361	$211,919
Shareholders’ equity	$100,882	$99,854	$105,235	$113,047	$177,701

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

The Hackett Group, a strategic advisory firm and an Answerthink company, is a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only The Hackett Group empirically defines world-class performance in sales, general and administrative (SG&A) and supply chain activities with analysis gained through 3,500 benchmark studies over 14 years at 2,000 of the world’s leading companies.

Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management, business applications, and business intelligence, with corresponding offshore support. Answerthink was formed on April 23, 1997.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

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

Goodwill and Long-Lived Identifiable Assets

We assess goodwill and long-lived identifiable assets for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. We have made determinations as to what our reporting units are and what amounts of goodwill and intangible assets should be allocated to those reporting units.

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

Restructuring Reserves

Restructuring reserves reflect judgments and estimates of our ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to sublease space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. If these estimates change in the future or actual results are different than our estimates, we may be required to record additional charges in the future.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2005, 2004 and 2003 ended on December 30, 2005, December 31, 2004 and January 2, 2004, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenues of such results:

	Year Ended
	December 30, 2005		December 31, 2004			January 2, 2004
	(in thousands, except percentage data)
Revenues:

Revenues before reimbursements	$146,693	89.8%	$129,339	90.1%		117,945	89.1%
Reimbursements	16,625	10.2%	14,208	9.9%		14,442	10.9%

Total revenues	163,318	100.0%	143,547	100.0%		132,387	100.0%

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses	83,380	51.0%	76,626	53.4%		73,551	55.6%
Reimbursable expenses	16,625	10.2%	14,208	9.9%		14,442	10.9%

Total project personnel and expenses	100,005	61.2%	90,834	63.3%		87,993	66.5%

Selling, general and administrative expenses	59,844	36.7%	49,960	34.8%		44,697	33.7%
Restructuring costs	2,923	1.8%	3,749	2.6%		4,875	3.7%

Total costs and operating expenses	162,772	99.7%	144,543	100.7%		137,565	103.9%

Income (loss) from operations	546	0.3%	(996)	(0.7%	)	(5,178)	(3.9%	)
Other income (expense):
Interest income (expense), net	1,089	0.7%	802	0.6%		706	0.5%

Income (loss) before income taxes and income from discontinued operations	1,635	1.0%	(194)	(0.1%	)	(4,472)	(3.4%	)
Income taxes	(6)	0.0%	324	0.3%		350	0.2%

Income (loss) from continuing operations	1,641	1.0%	(518)	(0.4%	)	(4,822)	(3.6%	)
Income from discontinued operations, net of income taxes	—	—	370	0.3%		—	—

Net income (loss)	$1,641	1.0%	$(148)	(0.1%	)	$(4,822)	(3.6%	)

Comparison of 2005 to 2004

Overview. We reported net income of $1.6 million in 2005 compared to a net loss of $148 thousand in 2004. Our $1.6 million of net income during 2005 included restructuring costs of $2.9 million and non-cash stock compensation expense of $3.4 million. Non-cash compensation expense of approximately $800 thousand and $2.6 million is included in project personnel and expenses before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our $148 thousand net loss during 2004 included restructuring costs of $3.7 million and non-cash stock compensation expense of $2.3 million. Non-cash compensation expense of approximately $800 thousand and $1.5 million is included in project personnel and expenses before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previous restructuring charges and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The non-cash compensation expense in 2005 and 2004 was primarily related to the issuance of restricted stock units to employees at a senior director level or above.

Revenues. Revenues increased 14% to $163.3 million in 2005 from $143.5 million in 2004. The increase in revenues was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice. Additionally, the acquisition of REL Consultancy Group Limited (“REL”), a U.K. company that provides working capital management advisory services primarily in Europe and the U.S. on November 29, 2005 contributed $2.5 million to the increase in revenues for 2005. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to increased price competition from offshore suppliers. Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2005 and 2004. In fiscal year 2005, one customer had revenues equal to or greater than 5% of total revenues, accounting for 5% of total revenues. In fiscal year 2004, one customer had revenues greater than 5% of total revenues, accounting for 7% of total revenues. With respect to our largest customer in 2005, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with this customer expire on various dates ranging from January 2006 to October 2006. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from this key customer could have a material adverse effect on our results of operations.

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses before reimbursable expenses increased 9% to $83.4 million in 2005 from $76.6 million in 2004. This increase was primarily attributable to an increase in the average number of consultants in order to balance workforce capacity with market demand for services. Average consultant headcount excluding REL was 584 in 2005 and 557 in 2004. In addition, we had a slightly higher average cost per consultant in 2005 and the acquisition of REL added approximately 100 consultants during the month of December 2005.

Project personnel and expenses as a percentage of revenues, excluding the impact of REL in 2005, decreased to 60% in 2005 from 63% in 2004. The decrease was primarily the result of higher revenue per consultant during 2005 due to an increase in the average gross billing rate per hour to $190 in 2005 from $178 in 2004, which was partially offset by a slightly higher cost per consultant. The rate increase is a result of our continuing shift in mix to higher rate benchmarking and membership advisory programs and related transformation advisory services including the launch of the new fixed priced transformation advisory programs in March 2005 sold under the Hackett brand. Utilization was comparable at 69% for 2005 and 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased 20% to $59.8 million in 2005 from $50.0 million in 2004. Selling, general and administrative expenses as a percentage of revenues were 37% in 2005 and 35% in 2004. The overall increases in selling, general and administrative expenses were primarily attributable to increased sales personnel and related commissions to accommodate the growth in our benchmarking, membership advisory programs, transformation advisory and Hyperion implementation services.

Restructuring Costs. Restructuring costs were $2.9 million and $3.7 million in 2005 and 2004, respectively. The $2.9 million of restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities of which $1.1 million specifically related to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The $3.7 million of restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations in 2004.

Income Taxes. In 2005, we recorded an income tax benefit of $6 thousand which represented an effective tax rate of 0.4% of our pre-tax income. The 2005 tax benefit was comprised of a $229 thousand tax benefit related primarily to REL post acquisition losses in the U.S. partially offset by $223 thousand of income tax expense for certain state and foreign taxes related to non REL entities. In 2004, we recorded an income tax expense of $324 thousand which represented an effective tax rate of 167.6% of our pre-tax loss for certain state and foreign taxes. The estimated annual effective tax rates include an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2005 and 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have approximately $76 million of U.S. federal net operating loss carryforwards as of December 30, 2005.

Comparison of 2004 to 2003

Overview. We reported a net loss of $148 thousand in 2004 compared to a net loss of $4.8 million in 2003. Our $148 thousand loss during 2004 included restructuring costs of $3.7 million and non-cash stock compensation expense of $2.3 million. Non-cash compensation expense of approximately $800 thousand and $1.5 million is included in project personnel and expenses before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our $4.8 million loss during 2003 included restructuring costs of $4.9 million and non-cash stock compensation expense of $1.2 million. Non-cash compensation expense of approximately $500 thousand and $700 thousand is included in project personnel and expenses before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above pursuant to a voluntary stock option exchange program which ended on July 14, 2003.

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

Project Personnel and Expenses. Project personnel costs and expenses primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Project personnel costs and expenses increased 3.2% to $90.8 million in 2004 from $88.0 million in 2003. This slight increase was primarily attributable to an increase in the number of consultants in order to balance workforce capacity with market demand for services, partially offset by lower average cost per consultant. Consultant headcount was 550 as of December 31, 2004 compared to 483 as of January 2, 2004. Project personnel and expenses as a percentage of revenues decreased to 63% during 2004 from 66% in 2003, primarily as the result of lower average cost per consultant attributable to the addition of lower cost offshore resources as part of the acquisition of EZCommerce.

Selling, General and Administrative. Selling, general and administrative expenses increased 11.8% to $50.0 million in 2004 from $44.7 million in 2003. The overall increases in selling, general and administrative expenses were primarily due to additional sales personnel and recruiting expenses to accommodate the growth in our benchmarking and business advisory services, partially offset by lower legal fees. Selling, general and administrative expenses as a percentage of revenues increased to 35% in 2004 from 34% in 2003. The increase is primarily attributable to the increase in selling and recruiting expenses for our benchmarking and business advisory services, partially offset by the impact of fixed expenses on higher levels of revenue in 2004 as compared to 2003.

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

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At December 30, 2005, we had $18.1 million of cash and cash equivalents compared to $38.9 million at December 31, 2004. We had $600 thousand and $3.0 million, respectively, at December 30, 2005 and December 31, 2004, on deposit with a financial institution as collateral for letters of credit and have classified this deposit as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of the REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet. This loan was repaid during March 2006. We also had marketable investments of $9.9 million at December 30, 2005 and December 31, 2004.

Net cash provided by operating activities was $5.7 million in 2005 compared to $2.4 million for 2004. During 2005, net cash provided by operating activities was primarily attributable to net income of $1.6 million, $9.1 million of non-cash expenses and increases in accounts payable of $1.0 million, and accrued expenses and other liabilities of $1.7 million, primarily attributable to the REL acquisition, partially offset by a $7.6 million increase in accounts receivable and unbilled revenue, primarily attributable to the REL acquisition. Non-cash expenses included depreciation and amortization, non-cash compensation expense and provision for doubtful accounts. During 2004, net cash provided by operating activities was primarily attributable to $8.6 million of non-cash expenses partially offset by a $3.2 million increase in accounts receivable and unbilled revenue and a decrease of $3.0 million in accrued expenses and other liabilities.

Net cash used in investing activities was $22.6 million in 2005 compared to $10.4 million in 2004. The uses of cash for investing activities in 2005 were primarily attributable to $23.3 million used in the acquisition of businesses, purchases of $27.9 million of marketable investments and $1.8 million for purchases of property and equipment, partially offset by $27.9 million of proceeds from sales, calls and maturities of marketable investments and $2.4 million of proceeds from a decrease in restricted cash. The uses of cash for investing activities in 2004 were primarily attributable to purchases of $39.8 million of marketable investments, $7.2 million used in the acquisition of a business and $3.2 million for purchases of property and equipment, partially offset by $39.8 million of proceeds from the sales, calls and maturities of marketable investments.

Net cash used in financing activities was $3.9 million in 2005 compared to $7.6 million during 2004. During 2005 cash used in financing activities was primarily attributable to $3.9 million for the repurchase of our common stock and $1.4 million for payment of employee withholding tax related to vesting of restricted stock units, partially offset by proceeds of $1.7 million from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan. Cash used in financing activities during 2004 consisted $10.5 million for the repurchase of our common stock, partially offset by proceeds of $2.9 million from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and the second quarter of 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 30, 2005, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share. We hold repurchased shares of our common stock as treasury stock.

In November 2005, the Company acquired REL for a purchase price of $21.3 million in cash upon closing and deferred consideration of approximately $7.1 million to be paid at various dates though May 15, 2006, provided that the Company does not identify any warranty or indemnity claims. During the first quarter of 2006, approximately $1.7 million of deferred consideration was paid. These amounts do not include additional consideration in a sum not to exceed $9 million due upon the achievement of certain revenue targets related to the performance of REL during the 12-month period ending December 31, 2005 and the adjustment to the consideration paid to the shareholders based on the final value of net tangible assets acquired at closing which was not determinable as of December 30, 2005. In May 2004, the Company purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. The first installment of the deferred payments was paid in 2005. In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. In both 2005 and 2004, we paid $1.1 million of earned contingent consideration, which totaled $2.2 million in the aggregate.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditures requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or enhanced products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing on acceptable terms will be available when needed or desired.

Obligations and Commitments

There were no material capital commitments at December 30, 2005. The following summarizes our lease commitments under non-cancelable operating leases for premises at December 30, 2005 (in thousands):

Less than 1 year	$4,770
1-3 years	6,722
4-5 years	5,803
After 5 years	1,320

Total minimum lease payments	$18,615

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements at December 30, 2005.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company will adopt SFAS 123R effective December 31, 2005 using the Modified Prospective Application (“MPA”) method. The MPA method will require the Company to record expense for unvested stock options that were awarded prior to December 31, 2005 through the remaining vesting period. The expense for unvested stock options at December 31, 2005 will be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. We expect to record additional compensation expense of approximately $500 thousand and $200 thousand, pre-tax, in fiscal years 2006 and 2007, respectively, related to previously issued unvested stock options. We are currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 30, 2005, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British pound and the euro. These exposures may change over time as business practices evolve. Currently, we do not hold any derivatives contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A. Risk Factors” in Part I.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANSWERTHINK, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Certified Public Accounting Firms	27

Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004	29

Consolidated Statements of Operations for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	31

Consolidated Statements of Cash Flows for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	32

Notes to Consolidated Financial Statements	33

Schedule II — Valuation and Qualifying Accounts and Reserves	51

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

Answerthink, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Answerthink, Inc. as of December 30, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 30, 2005. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at December 30, 2005, and the results of its operations and its cash flows for the year ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for 2005 presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Answerthink, Inc.’s internal control over financial reporting as of December 30, 2005, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 14, 2006

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Answerthink, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of shareholders’ equity and comprehensive income and of cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and January 2, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 14, 2005

ANSWERTHINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$18,103	$38,890
Marketable investments	9,902	—
Restricted cash	3,657	—
Accounts receivable and unbilled revenue, net of allowance of $1,766 and $2,109 in 2005 and 2004, respectively	41,928	28,883
Prepaid expenses and other assets	3,273	3,459

Total current assets	76,863	71,232

Marketable investments	—	9,902
Restricted cash	600	3,000
Property and equipment, net	6,304	7,568
Other assets	6,422	3,245
Goodwill, net	61,692	33,786

Total assets	$151,881	$128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,319	$3,462
Accrued expenses and other liabilities	37,751	17,910
Loan payable	3,657	—

Total current liabilities	47,727	21,372

Accrued expenses and other liabilities, non-current	3,272	7,507

Total liabilities	50,999	28,879

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,020,343 shares at December 30, 2005; 48,969,181 shares at December 31, 2004	51	49
Additional paid-in capital	282,749	277,356
Unearned compensation	(8,003)	(6,011)
Treasury stock, at cost, 6,534,155 shares at December 30, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	(18,178)
Accumulated deficit	(151,748)	(153,389)
Accumulated other comprehensive income (loss)	(48)	27

Total shareholders’ equity	100,882	99,854

Total liabilities and shareholders’ equity	$151,881	$128,733

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Revenues:
Revenues before reimbursements	$146,693	$129,339	$117,945
Reimbursements	16,625	14,208	14,442

Total revenues	163,318	143,547	132,387

Costs and expenses:
Project personnel and expenses:
Project personnel and expenses before reimbursable expenses (includes $749, $852, and $490 of stock compensation expense in 2005, 2004 and 2003, respectively)	83,380	76,626	73,551
Reimbursable expenses	16,625	14,208	14,442

Total project personnel and expenses	100,005	90,834	87,993

Selling, general and administrative expenses (includes $2,643, $1,469, and $746 of stock compensation expense in 2005, 2004 and 2003, respectively)	59,844	49,960	44,697
Restructuring costs	2,923	3,749	4,875

Total costs and operating expenses	162,772	144,543	137,565

Income (loss) from operations	546	(996)	(5,178)
Other income (expense):
Interest income	1,168	866	706
Interest expense	(79)	(64)	—

Income (loss) before income taxes and income from discontinued operations	1,635	(194)	(4,472)
Income taxes	(6)	324	350

Income (loss) from continuing operations	1,641	(518)	(4,822)
Income from discontinued operations, net of income taxes	—	370	—

Net income (loss)	$1,641	$(148)	$(4,822)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$0.01	$—
Net income (loss) per common share	$0.04	$(0.00)	$(0.11)

Weighted average common shares outstanding	43,575	44,188	45,140

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.01)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$0.01	$—
Net income (loss) per common share	$0.04	$(0.00)	$(0.11)

Weighted average common and common equivalent shares outstanding	45,302	44,188	45,140

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional Paid-in Capital			Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance at January 3, 2003	47,728	$48	$263,626	(1,146)	$(2,208)	$—	$(148,419)	$—	$113,047
Issuance of common stock	563	—	1,252	—	—	—	—	—	1,252
Treasury stock purchased	—	—	—	(2,404)	(5,478)	—	—	—	(5,478)
Issuance of restricted stock units, net of cancellations	—	—	9,487	—	—	(9,487)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	1,120	—	—	1,120
Stock compensation expense	—	—	13	—	—	—	—	—	13
Variable stock options	—	—	103	—	—	—	—	—	103
Net loss	—	—	—	—	—	—	(4,822)	—	(4,822)	$(4,822)

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(4,822)

Balance at January 2, 2004	48,291	$48	$274,481	(3,550)	$(7,686)	$(8,367)	$(153,241)	$—	$105,235
Issuance of common stock	678	1	2,910	—	—	—	—	—	2,911
Treasury stock purchased	—	—	—	(1,977)	(10,492)	—	—	—	(10,492)
Issuance of restricted stock units, net of cancellations	—	—	(97)	—	—	97	—	—	—

Amortization of restricted stock units	—	—	—	—	—	2,259	—	—	2,259
Variable stock options	—	—	62	—	—	—	—	—	62
Net loss	—	—	—	—	—	—	(148)	—	(148)	$(148)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	(98)	(98)	(98)

Foreign currency translation	—	—	—	—	—	—	—	125	125	125

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(121)

Balance at December 31, 2004	48,969	$49	$277,356	(5,527)	$(18,178)	$(6,011)	$(153,389)	$27	$99,854
Issuance of common stock	2,051	2	269	—	—	—	—	—	271
Treasury stock purchased	—	—	—	(1,007)	(3,941)	—	—	—	(3,941)
Issuance of restricted stock units, net of cancellations	—	—	5,135	—	—	(5,135)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	3,143	—	—	3,143
Variable stock options	—	—	(11)	—	—	—	—	—	(11)
Net income	—	—	—	—	—	—	1,641	—	1,641	$1,641
Foreign currency translation	—	—	—	—	—	—	—	(75)	(75)	(75)

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	$1,566

Balance at December 30, 2005	51,020	$51	$282,749	(6,534)	$(22,119)	$(8,003)	$(151,748)	$(48)	$100,882

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Cash flows from operating activities:
Net income (loss)	$1,641	$(148)	$(4,822)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,870	5,177	4,954
Non-cash compensation expense	3,392	2,321	1,236
Provision for doubtful accounts	797	1,060	(235)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(7,572)	(3,210)	1,309
Decrease (increase) in prepaid expenses and other assets	(88)	920	10,075
Increase (decrease) in accounts payable	986	(707)	(2,066)
Increase (decrease) in accrued expenses and other liabilities	1,680	(2,974)	(586)

Net cash provided by operating activities	5,706	2,439	9,865
Cash flows from investing activities:
Purchases of property and equipment	(1,762)	(3,199)	(1,225)
Decrease (increase) in restricted cash	2,400	—	(91)
Purchases of marketable investments	(27,900)	(39,750)	(58,458)
Proceeds from sales, calls and maturities of marketable investments	27,900	39,750	76,508
Cash used in acquisition of businesses, net of cash acquired	(23,256)	(7,210)	(3,301)

Net cash provided by (used in) investing activities	(22,618)	(10,409)	13,433
Cash flows from financing activities:
Proceeds from issuance of common stock	1,704	2,911	1,252
Payment of employee withholding tax related to restricted stock units	(1,432)	—	—
Repurchases of common stock	(3,941)	(10,492)	(5,478)
Proceeds from borrowings	162	—	—
Repayments of loan payable	(368)	—	—

Net cash used in financing activities	(3,875)	(7,581)	(4,226)

Net increase (decrease) in cash and cash equivalents	(20,787)	(15,551)	19,072
Cash and cash equivalents at beginning of year	38,890	54,441	35,369

Cash and cash equivalents at end of year	$18,103	$38,890	$54,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$—	$—
Cash paid for income taxes	$401	$193	$110

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

Answerthink, Inc. (the “Company” or “Answerthink”) is a leading business and technology consulting firm that enables companies to achieve world-class business performance. Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management, business applications, and business intelligence, with corresponding offshore support.

Principles of Consolidation

The consolidated financial statements and information herein include the accounts of Answerthink and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2005, 2004, and 2003 ended on December 30, 2005, December 31, 2004 and January 2, 2004, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

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

Marketable Investments

Marketable investments are available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and accumulated as a separate component of shareholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). Realized gains and losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification.

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from our clients not making required payments. Management makes estimates of the collectibility of the accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets

All of the Company’s goodwill and intangible assets has been accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill represents the cost of acquired businesses in excess of the estimated fair value assigned to the net assets acquired. Other intangible assets arise from business combinations and consist of customer relationships, restricted covenants related to employment agreements, customer backlog and trademarks that are amortized, on a straight-line basis, over periods of up to five years. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, goodwill is tested for impairment at the reporting unit level at least annually utilizing a “fair value” methodology versus an undiscounted cash flow method required under previous accounting rules. The Company evaluates the fair values of its reporting units utilizing various techniques including discounted cash flow analysis. The reporting units consist of The Hackett Group, business applications and business intelligence. In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. The Company performed its annual impairment test of goodwill in the fourth quarters of fiscal 2005, 2004 and 2003, respectively, and determined that goodwill was not impaired.

Long-Lived Assets (excluding Goodwill)

We follow the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets” which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

Revenue Recognition

The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis. Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed. Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company’s original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the Company’s project delivery, office of risk management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 11. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Net income (loss), as reported	$1,641	$(148)	$(4,822)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,392	2,321	1,236
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(5,195)	(5,354)	(6,702)

Pro forma net loss	$(162)	$(3,181)	$(10,288)

Basic net income (loss) per common share
As reported	$0.04	$(0.00)	$(0.11)
Pro forma	$(0.00)	$(0.07)	$(0.23)
Diluted net income (loss) per common share
As reported	$0.04	$(0.00)	$(0.11)
Pro forma	$(0.00)	$(0.07)	$(0.23)

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

Net income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the year ended December 30, 2005, potentially dilutive securities included 1,506,707 of unvested restricted stock units issued to employees and 220,832 of common stock issuable upon the exercise of stock options following the treasury stock method.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended December 31, 2004 and January 2, 2004 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares which were not included in the diluted loss per share calculation for the years ending December 31, 2004 and January 2, 2004 were 2,368,180 shares and 777,265 shares, respectively, of shares underlying unvested restricted stock units issued to employees and 667,728 shares and 289,647 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock units method.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable, and accrued expenses and other liabilities. At December 30, 2005 and December 31, 2004, the fair value of these instruments approximated their carrying value.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal years 2005 and 2004, one customer had revenues greater than 5% of total revenues, accounting for approximately 5% and 7% of total revenues, respectively. In fiscal year 2003, three customers had revenues greater than 5% of total revenues, which, in the aggregate, accounted for approximately 20% of total revenues.

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, and cumulative foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company will adopt SFAS 123R effective December 31, 2005 using the Modified Prospective Application (“MPA”) method. The MPA method will require the Company to record expense for unvested stock options that were awarded prior to December 31, 2005 through the remaining vesting period. The expense for unvested stock options at December 31, 2005 will be based on the grant-date fair value of those awards as calculated for pro forma disclosure under SFAS No. 123. The requirements of SFAS 123R are effective for the Company beginning in the first quarter of fiscal year 2006. The Company expects to record additional compensation expense of approximately $500 thousand and $200 thousand, pre-tax, in fiscal years 2006 and 2007, respectively, related to previously issued unvested stock options. The Company is currently evaluating the impact that the other provisions of SFAS No. 123R will have on its consolidated financial statements.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform current year presentation.

2. Acquisitions and Investing Activities

During the three year period ended December 30, 2005, the Company acquired four businesses providing information technology services (collectively, the “Acquired Entities”) in separate transactions. Two were completed in 2005, one was completed in 2004, and one was completed in 2003. Aggregate consideration for the Acquired Entities was $33.8 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions and Investing Activities (continued)

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2005	2004	2003
Fair value of net assets (excluding cash) acquired	$(4,146)	$1,121	$1,264
Goodwill	27,690	7,066	—
Intangible assets	5,332	1,943	2,287
Deferred payment accrued	(7,120)	(2,920)	—
Deferred payment paid	1,500	—	—
Accrued earn-out	—	—	(250)

Cash used in acquisitions of businesses, net of cash acquired	$23,256	$7,210	$3,301

These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of the acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price including any contingent consideration over the estimated fair value of the net identifiable assets acquired has been recorded as goodwill and/or intangible assets. For each of the acquisitions made, goodwill is deductible for tax purposes except in the case of goodwill for the REL acquisition, which amounted to $25.8 million.

In November 2005, the Company purchased REL Consultancy Group Limited (“REL”), a privately-held U.K. company that provides working capital management advisory services primarily in Europe and the U.S. Under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. Deferred consideration of approximately $7.1 million, which was recorded as part of the acquisition cost, will be paid at various dates through May 15, 2006, provided that the Company does not identify any warranty or indemnity claims. During the first quarter of 2006, approximately $1.7 million of deferred consideration was paid. These amounts do not include additional consideration in a sum not to exceed $9 million due upon the achievement of certain revenue targets related to the performance of REL during the 12-month period ending December 31, 2005 and the adjustment to the consideration paid to the shareholders based on the final value of net tangible assets acquired at closing, which was not determinable as of December 30, 2005. Any payments related to the contingent consideration will be recorded as an adjustment to goodwill. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

In connection with the acquisition, the Company recorded liabilities of $2.6 million for termination obligations, in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $1.4 million of employee separation costs and $1.2 million related to the closure of redundant REL real estate facilities. The Company expects to complete the severance payments by fiscal year 2006. Lease termination activities for all but $208 thousand are expected to be completed by fiscal year 2006.

The following unaudited pro forma information is provided for the REL acquisition assuming it occurred as of January 1, 2005 and as of January 3, 2004, respectively, (in millions, except per share amounts):

	2005	2004
Revenues	$200,075	$178,922
Net loss	$(2,731)	$(1,488)

Basic and diluted net loss per share	$(0.06)	$(0.03)

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions and Investing Activities (continued)

The unaudited pro forma financial information presented above does not reflect any operating efficiencies and cost savings that the Company may achieve with respect to the entities nor any expenses associated with achieving those benefits. The unaudited pro forma information presented above is based on currently available information and upon certain assumptions that the Company believes are reasonable and is for illustrative purposes only. It is not necessarily indicative of the future results of operations of the Company or the results of operations of the Company had the acquisition occurred on January 1, 2005 or January 3, 2004.

Other Acquisitions

In January 2005, the Company purchased the operations of Active Interest, Inc., a company that specializes in the implementation of Hyperion Brio data warehouse software. The purchase price for this acquisition was $607 thousand in aggregate cash. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $42 thousand of intangible assets and $565 thousand of goodwill.

In May 2004, the Company purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. The first installment of the deferred payments was paid in 2005. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $1.4 million of intangible assets and $6.7 million of goodwill. The intangible assets are being amortized over periods ranging from 8 months to 4 years.

In July 2003, the Company purchased the assets of Beacon Analytics, Inc. (“Beacon”), a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent cash consideration due over the next three years if certain earnings goals are achieved. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets which totaled $2.0 million has been recorded as intangible assets and are being amortized over periods ranging from 6 months to 3 years. During 2004, the Company paid $1.1 million for earned contingent consideration related to the purchase of Beacon. Of this amount, $566 thousand was recorded as intangible assets and $528 thousand as goodwill. During 2005, the Company paid $1.1 million for earned contingent consideration related to the purchase of Beacon which was recorded as goodwill.

The pro forma impact of the acquisition of Active Interest, Inc. in 2005 and the acquisitions completed in 2004 and 2003 were not significant to the results of the Company’s consolidated operations for the years ended December 30, 2005, December 31, 2004 and January 2, 2004.

The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of December 30, 2005 and December 31, 2004, intangible assets totaled approximately $5.9 million and $2.3 million, respectively, net of accumulated amortization of $4.9 million and $3.1 million, respectively. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 5 years. Amortization expense for such intangible assets was $1.8 million, $2.0 million and $893 thousand for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions and Investing Activities (continued)

The estimated future amortization expense of intangible assets as of December 30, 2005 is as follows (in thousands):

Fiscal Year	Amount
2006	$2,550
2007	1,249
2008	709
2009	700
2010	642

$5,850

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	December 30, 2005	December 31, 2004
Accounts receivable	$35,870	$24,932
Unbilled revenue	7,824	6,060
Allowance for doubtful accounts	(1,766)	(2,109)

	$41,928	$28,883

4. Marketable Investments

At December 30, 2005 and December 31, 2004, all of the Company’s marketable securities were U.S. Government Agencies and were classified as available for sale. Marketable investments are carried on the balance sheet at their fair value.

The following tables summarize the Company’s marketable investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2005
U.S. Government Agencies	$10,000	$—	$(98)	$9,902

2004
U.S. Government Agencies	$10,000	$—	$(98)	$9,902

Contractual maturities of marketable investments at December 30, 2005 are as follows (in thousands):

	Amortized Cost	Market Value
Less than one year	$10,000	$9,902
Due in 1-2 years	—	—
Due in 3-5 years	—	—
Due after 5 years	—	—

	$10,000	$9,902

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Marketable Investments (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities were not material to the Company’s consolidated results of operations for the years ended December 30, 2005, December 31, 2004 and January 2, 2004.

5. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 30, 2005	December 31, 2004
Equipment	$9,459	$8,997
Software	6,237	5,478
Leasehold improvements	3,426	3,310
Furniture and fixtures	377	149
Automobile	35	—

	19,534	17,934
Less accumulated depreciation	(13,230)	(10,366)

	$6,304	$7,568

During fiscal year 2004 write-offs of $1.2 million for leasehold improvements and other assets were recorded as part of the restructuring costs.

Depreciation expense for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 was $3.1 million, $3.2 million and $4.1 million, respectively.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 30, 2005	December 31, 2004
Accrued compensation and benefits	$5,194	$3,447
Accrued bonuses	4,778	971
Accrued restructuring related expenses	1,844	2,021
Deferred revenue	7,715	4,680
Other accrued expenses	9,604	5,355
Acquisition related deferred payments	8,616	1,436

Current accrued expenses and other liabilities	37,751	17,910
Accrued restructuring related expenses- non-current	2,990	6,023
Acquisition related deferred payment- non-current	—	1,484
Other accrued expenses – non-current	282	—

Non-current accrued expenses and other liabilities	3,272	7,507

Total accrued expenses and other liabilities	$41,023	$25,417

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Accrued Expenses and Other Liabilities (continued)

Bank Overdrafts

At December 30, 2005 the Company had $1.6 million in bank overdrafts outstanding, classified as current other accrued expenses in the accompanying balance sheet. The Company’s bank overdraft facility is secured by its assets, and carries floating interest of 1.5% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. Interest expense for the year ended December 30, 2005 was approximately $16,000.

7. Loan Payable

At December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as loan payable in the accompanying balance sheet. The loan is secured by $3.7 million of cash, classified as current restricted cash in the accompanying balance sheet. This bank loan carries interest on the balance, net of restricted cash, of 2% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. The loan was repaid during March 2006.

8. Letters of Credit

The Company had outstanding letters of credit of $600 thousand and $2.6 million to secure the Company’s obligations on various operating leases as of December 30, 2005 and December 31, 2004, respectively. The Company has deposited $600 thousand and $3.0 million at December 30, 2005 and December 31, 2004, respectively, with a financial institution as collateral for these letters of credit and has classified this deposit as restricted cash on the accompanying consolidated balance sheets.

9. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through 2011. Rent expense for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 was $2.0 million, $2.0 million and $2.2 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases for premises having a remaining term in excess of one year at December 30, 2005 are as follows (in thousands):

	Rental Payments	Sublease Receipts
2006	$4,770	$1,549
2007	3,557	1,370
2008	3,165	1,262
2009	3,120	1,275
2010	2,683	1,219
Thereafter	1,320	721

Total	$18,615	$7,396

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Current tax expense (benefit)
Federal	$(204)	$—	$—
State	110	231	262
Foreign	88	93	88

	(6)	324	350
Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income taxes	$(6)	$324	$350

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
U.S. statutory income tax (benefit) rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	4.4	77.7	3.8
Loss on investment in subsidiary	—	2,573.4	(129.6)
Valuation allowance	(67.6)	(2,559.2)	166.4
Other, net	27.8	110.7	2.2

Effective rate	(0.4)%	167.6%	7.8%

The components of the net deferred income tax asset are as follows (in thousands):

	December 30, 2005	December 31, 2004
Deferred income tax assets:
Purchased research and development	$711	$817
Allowance for doubtful accounts	693	833
Net operating loss and tax credits carryforward	34,053	30,581
Accrued expenses and other liabilities	5,812	6,373

	41,269	38,604
Valuation allowance	(36,622)	(35,360)

	4,647	3,244
Deferred income tax liabilities:
Depreciation and amortization	(3,729)	(2,060)
Other items	(918)	(1,184)

	(4,647)	(3,244)

Net deferred income tax asset	$—	$—

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income Taxes (continued)

At December 30, 2005 and December 31, 2004, the Company had $76.0 million and $74.0 million, respectively, of U.S. federal net operating loss carryforwards available for tax purposes, most of which expire in 2022 if not utilized. Additionally, in connection with the REL acquisition in 2005, the Company acquired approximately $8.5 million in foreign net operating loss carryforwards, including $6 million in REL UK net operating losses. Most of the foreign net operating losses may be carried forward indefinitely.

In connection with the acquisition of REL, the Company recorded net deferred tax assets amounting to approximately $1 million, which have been fully reserved by a valuation allowance as of the acquisition date. Upon a change to any portion of the valuation allowance in the future, the Company will adjust goodwill associated with the acquisition.

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

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 30, 2005 and December 31, 2004, the Company had established a valuation allowance of $36.6 million and $35.4 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

11. Shareholders’ Equity

Stock Plans

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85 % of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2005, 2004 and 2003, 460,735 shares, 316,889 shares and 455,482 shares, respectively, were issued.

During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal 2006, shares of our common stock may be purchased by employees at six months intervals at 95% of the fair market value on the last trading day of each six month period.

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years with a maximum term of 10 years. The number of shares available for future issuance at December 30, 2005 is 10,365,632 shares.

On June 11, 2003, the Company commenced two tender offer programs involving voluntary stock option exchanges for the Company’s employees. The offering periods for the two stock option exchange programs ended on July 14, 2003.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Shareholders’ Equity (continued)

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

The other program was offered to employees at a senior director level or above who had been with the Company since July 4, 2002. Under this exchange program, employees holding nonqualified options to purchase the Company’s common stock with an exercise price of $2.80 or more were given the opportunity to exchange their existing options for restricted stock units which were granted on a one-to-one ratio and are subject to a new four-year vesting schedule. On July 14, 2003, the Company accepted for cancellation options to purchase 3,826,561 shares of the Company’s common stock representing 95% of the 4,045,182 options that were eligible to be tendered in the exchange program. Pursuant to the terms of the exchange program, the Company issued 3,826,561 restricted stock units in exchange for the options surrendered. Eligible options that were not exchanged are required to be accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As of December 30, 2005 the Company had 169,295 outstanding stock options which are accounted for under variable plan accounting. The weighted average exercise price of these remaining eligible options is $3.96. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $11 thousand and $62 thousand of stock compensation expense for the years ended December 30, 2005 and December 31, 2004, respectively.

Stock option activity under the Company’s stock option plans is summarized as follows:

	Year Ended
	December 30, 2005		December 31, 2004		January 2, 2004
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,259,452	$5.68	3,013,625	$5.69	8,263,971	$6.78
Granted	45,000	3.96	1,425,744	6.19	2,149,238	2.96
Exercised	(107,649)	2.82	(361,652)	4.26	(125,779)	5.29
Canceled	(751,482)	6.17	(818,265)	7.19	(7,273,805)	6.15

Outstanding at end of year	2,445,321	$5.63	3,259,452	$5.68	3,013,625	$5.69

Exercisable at end of year	1,488,362		1,423,522		1,623,177

Weighted average fair value of options granted during the period	$2.30		$4.33		$2.08

The following assumptions were used by the Company to determine the fair value of stock options granted using the Black-Scholes options-pricing model:

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Expected volatility	75%	75% to 100%	100%
Average expected option life	4 years	4 years	4 years
Risk-free rate	3.9%	3.5%	2.5%
Dividend yield	0%	0%	0%

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Shareholders’ Equity (continued)

The following table summarizes information about the Company’s stock options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.45 - $2.74	268,446	6.1	$2.20	172,407	$2.19
$2.75 - $3.79	403,975	5.8	3.31	316,096	3.42
$3.80 - $5.35	185,169	8.0	4.69	71,844	4.96
$5.36 - $5.99	232,015	6.4	5.58	170,111	5.56
$6.00 - $6.20	319,082	3.6	6.04	319,082	6.04
$6.21 - $6.25	658,750	8.0	6.25	173,125	6.25
$6.26 - $6.99	156,306	7.6	6.41	70,369	6.41
$7.00 - $9.99	121,361	5.0	8.40	95,111	8.64
$10.00 - $32.56	100,217	3.8	16.03	100,217	16.03

	2,445,321	6.3	$5.63	1,488,362	$5.81

As of December 30, 2005 and December 31, 2004, the Company had 2,828,633 and 3,476,996 restricted stock units outstanding, respectively. The Company recorded non-cash compensation expense of $3.1 and $2.3 million, respectively, in 2005 and 2004, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. In addition, during 2005 the Company recorded $260 thousand of stock compensation expense as a result of stock awards granted to certain executives whereby the number of shares ultimately received, if any, is dependent on the Company’s performance against specified performance targets. During fiscal 2005 the Company issued 1,482,783 common shares related to the vesting of restricted stock units. The Company expects to incur approximately $850 thousand of stock compensation expense per quarter over the remaining vesting period of the restricted stock units through the second quarter of 2007 and approximately $323 thousand per quarter from the third quarter of 2007 through the third quarter of 2009.

Common Stock

The delivery of 403,751 shares of our common stock classified as issued as of December 30, 2005 in the accompanying balance sheet was deferred by employees entitled to receive these shares in connection with the vesting of restricted stock units. The shares will be delivered to the employees at the expiration of the deferral period elected by the employees or upon their termination of employment.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. In 2003, 2004 and the second quarter of 2005, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 30, 2005 and December 31, 2004, the Company had repurchased 6,534,155 shares and 5,526,855 shares of its common stock at an average price of $3.39 and $3.29 per share, respectively. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Shareholders’ Equity (continued)

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

The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 15% or more of the Company’s outstanding common stock, or a person or group commences or publicly announces a tender offer that will result in such a person or group owning 15% or more of the Company’s outstanding common stock. However, Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.), together with its affiliates and associates will be permitted to acquire up to 20% of the common stock without making the rights exercisable. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $32.50, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

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

Equity Related Commitments

In the event of an IPO or sale of The Hackett Group, Inc. (“Hackett”) and subject to meeting certain performance criteria, certain employees of Hackett may elect to convert on a 1:1 to 3:1 basis, the in-the-money cash value of each of their Answerthink options or restricted stock units to an equivalent number of options or shares of Hackett common stock at the IPO price.

12. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2005, 2004 and 2003, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $315,000, $289,000 and $169,000 for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, respectively.

13. Restructuring Costs

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Restructuring Costs (continued)

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected times estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

The following table sets forth the detail and activity in the restructuring expense accruals during the years ended December 30, 2005, December 31, 2004 and January 2, 2004 (in thousands):

2001 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 29, 2000	$—	$—	$—
Additions to accrual from continuing operations	3,694	6,141	9,835
Additions to accrual from discontinued operations	559	2,311	2,870
2004 asset write-offs	—	(1,205)	(1,205)
Expenditures:
2001	(3,186)	(248)	(3,434)
2002	(1,067)	(1,965)	(3,032)
2003	—	(933)	(933)
2004	—	(839)	(839)
2005	—	(645)	(645)

Accrual balance at December 30, 2005	$—	$2,617	$2,617

2002 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 28, 2001	$—	$—	$—
Additions to accrual from continuing operations	1,528	15,217	16,745
Additions to accrual from discontinued operations	616	2,747	3,363
2002 asset write-offs	—	(5,217)	(5,217)
2005 write-off of lessor receivables	—	(1,374)	(1,374)
Expenditures:
2002	(855)	(584)	(1,439)
2003	(1,289)	(2,198)	(3,487)
2004	—	(3,362)	(3,362)
2005	—	(4,078)	(4,078)

Accrual balance at December 30, 2005	$—	$1,151	$1,151

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Restructuring Costs (continued)

2005 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	407	694	1,101
Expenditures:
2005	(35)	—	(35)

Accrual balance at December 30, 2005	$372	$694	$1,066

14. Discontinued Operations

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

The following table sets forth revenues, pre-tax income (loss), income tax benefit and income (loss) from discontinued operations for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 (in thousands):

	December 30, 2005	December 31, 2004	January 2, 2004
Revenues	$—	$—	$—

Pre-tax income from discontinued operations	$—	$370	$—
Income taxes	$—	$—	$—

Income from discontinued operations	$—	$370	$—

During 2004, the Company reduced the restructuring accrual by $370 thousand relating to the final settlement of a lease obligation resulting in income from discontinued operations.

15. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

16. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Total Revenues
Domestic	$152,421	$133,916	$128,085
Foreign	10,897	9,631	4,302

Total	$163,318	$143,547	$132,387

16. Geographic and Service Group Information (continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 30, 2005	December 31, 2004	January 2, 2004
Long-Lived Assets
Domestic	$43,112	$44,374	$38,551
Foreign	31,306	225	94

Total	$74,418	$44,599	$38,645

In 2005, foreign assets included $30.9 million of goodwill and intangible assets related to REL, a UK based company.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
The Hackett Group
Benchmarking and Membership Advisory Programs	27,802	22,093	12,667
Business Transformation	42,309	30,861	22,159

Best Practices Solutions
Business Applications	54,888	58,601	64,205
Business Intelligence	38,319	31,992	33,356

Total Revenues	$163,318	$143,547	$132,387

17. Related Party Transactions

During 2002, the Company and HCL Technologies Limited, an Indian information technology services and product engineering firm, formed HCL-Answerthink, Inc. to provide offshore custom application development and support services. The Company has a non-controlling equity interest of 50% in this joint venture. For the year ended December 30, 2005, December 31, 2004 and January 2, 2004, the Company’s net equity income (loss) from the joint venture was ($36,000), $32,000 and $30,000, respectively. During 2004 and 2003, the Company sold services of $22,000 and $232,000 respectively, to the joint venture. The Company also incurred costs of $27,000 and $194,000 for consulting services provided by the joint venture to Answerthink in 2004 and 2003, respectively. In addition, the Company reduced general and administrative expenses by $11,000 and $14,000 for administrative services billed to the joint venture during 2005 and 2003, respectively. At December 30, 2005 and December 31, 2004, the Company had receivables of $11,000, and $1,000 respectively, due from the joint venture. At December 30, 2005, the Company had payables due to the joint venture of $47,000.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 30, 2005 and December 31, 2004 (in thousands, except per share data):

	Quarter Ended
	April 1, 2005	July 1, 2005	September 30, 2005	December 30, 2005
Total revenues	$36,872	$41,700	$40,005	$44,741
Income (loss) from operations	(1,783)	1,024	1,947	(642)
Income (loss) before income taxes	(1,544)	1,329	2,281	(431)
Net income (loss)	$(1,430)	$1,234	$2,107	$(270)

Basic and diluted net income (loss) per common share	$(0.03)	$0.03	$0.05	$(0.01)

	Quarter Ended
	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Total revenues	$35,089	$37,649	$37,131	$33,678
Income (loss) from operations	820	(1,871)	806	(751)
Income (loss) before income taxes and income from discontinued operations	1,010	(1,675)	950	(479)
Income (loss) from continuing operations	967	(1,579)	824	(730)
Income from discontinued operations	—	370	—	—
Net income (loss)	$967	$(1,209)	$824	$(730)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.02	$(0.04)	$0.02	$(0.02)
Income from discontinued operations	$—	$0.01	$—	$—
Net income (loss)	$0.02	$(0.03)	$0.02	$(0.02)

Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

ANSWERTHINK, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND JANUARY 2, 2004

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at Ending of Year
Year Ended December 30, 2005	$2,109	$797	$(1,140)	$1,766

Year Ended December 31, 2004	$1,757	$1,060	$(708)	$2,109

Year Ended January 2, 2004	$3,526	$(235)	$(1,534)	$1,757

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 26, 2005, Answerthink, Inc. dismissed its then current independent registered certified public accounting firm, PricewaterhouseCoopers LLP (“PwC”). On August 31, 2005, the Company engaged BDO Seidman, LLP (“BDO”) as the Company’s independent registered certified public accounting firm to audit the Company’s financial statements for its fiscal year ending December 30, 2005. The dismissal of PwC and the engagement of BDO were approved by the Audit Committee of the Board of Directors of the Company.

The reports of PwC on the consolidated financial statements of the Company for the fiscal years ended December 31, 2004 and January 2, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2004 and January 2, 2004 and through August 26, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in connection with its reports on the financial statements of the Company for such years; and for the same periods there were no reportable events as described in Item 304 (a)(1)(v) of Regulation S-K.

Prior to the Company’s engagement of BDO, the Company did not consult with BDO regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any other matters or reportable events described in Item 304(a)(2)(ii) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, excluding the internal control over financial reporting of REL Consultancy Group Limited, which was acquired on November 29, 2005, and whose financial statements reflect total assets and total revenues constituting 29.1% and 1.5%, respectively, of related consolidated financial statement amounts as of and for the year ended December 30, 2005. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report, has been audited by BDO Seidman, LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

Answerthink, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Answerthink, Inc. maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Answerthink, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of REL Consultancy Group Limited (“REL”), which is included in the 2005 consolidated financial statements of Answerthink, Inc. and constituted approximately 29.1% of consolidated total assets and 1.5% of consolidated total revenues as of and for the year December 30, 2005. Management did not assess the effectiveness of internal control over financial reporting at REL because the Company acquired this entity during 2005. Refer to Note 2 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Answerthink, Inc. also did not include an evaluation of the internal control over financial reporting of REL.

In our opinion, management’s assessment that Answerthink, Inc. maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO. Also in our opinion, Answerthink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the criteria established in “Internal Control - Integrated Framework” issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Answerthink, Inc. as of December 30, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year ended December 30, 2005 and our report dated March 14, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Miami, Florida

March 14, 2006

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2006 proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2006 proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2006 proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2006 proxy statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2006 Proxy Statement is hereby incorporated by reference.

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

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3. Exhibits: See Index to Exhibits on page 56

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the 16th day of March, 2006.

ANSWERTHINK, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2006
Ted A. Fernandez

/s/ Grant M. Fitzwilliam	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
Grant M. Fitzwilliam

/s/ Allan R. Frank	President and Director	March 16, 2006
Allan R. Frank

/s/ David N. Dungan	Chief Operating Officer and Director	March 16, 2006
David N. Dungan

/s/ Richard Hamlin	Director	March 16, 2006
Richard Hamlin

/s/ John R. Harris	Director	March 16, 2006
John R. Harris

/s/ Edwin A. Huston	Director	March 16, 2006
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 16, 2006
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2++++	Amended and Restated Bylaws of the Registrant, as amended

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.18*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan

10.19*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.20*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan

10.21*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.24+++++++	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.

10.25*++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.26*++++++++	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan

10.27*++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank

10.28*++++++++	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan

10.29+++++++++	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005

10.30*++++++++++	Amendment dated June 10th, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.31*+++++++++++	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam

10.32^	Amendment Number 2 to the Answerthink, Inc. Employee Stock Purchase Plan (as amended on February 16, 2001).

10.33++++++++++++	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited

21.1^	Subsidiaries of the Registrant

23.1^	Consent of BDO Seidman, LLP

23.2^	Consent of PricewaterhouseCoopers LLP

31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement
^	Exhibits filed herewith.
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).
++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).
+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.
++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.
+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.
++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.
+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.
++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 10, 2004.
+++++++++	Incorporated herein by reference to the Company’s Form 8-K dated May 13, 2005.
++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated June 16, 2005.
+++++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 9, 2005.
++++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated December 1, 2005.