Form 10-Q
period 2006-03-31
ANSWERTHINK INC
filed 2006-05-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 28, 2006, there were 44,601,102 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,785	$18,103
Marketable investments	4,928	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $2,141 and $1,766 at March 31, 2006 and December 30, 2005	42,182	41,928
Prepaid expenses and other current assets	3,393	3,273

Total current assets	69,288	76,863

Restricted cash	600	600
Property and equipment, net	5,485	6,304
Other assets	5,489	6,422
Goodwill, net	62,176	61,692

Total assets	$143,038	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,807	$6,319
Accrued expenses and other liabilities	35,681	37,751
Loan payable	—	3,657

Total current liabilities	40,488	47,727
Accrued expenses and other liabilities, non-current	5,750	3,272

Total liabilities	46,238	50,999

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,769,386 shares at March 31, 2006; 51,020,343 shares at December 30, 2005	51	51
Additional paid-in capital	276,663	274,746
Treasury stock, at cost, 6,534,155 shares at March 31, 2006 and December 30, 2005	(22,119)	(22,119)
Accumulated deficit	(157,702)	(151,748)
Accumulated other comprehensive loss	(93)	(48)

Total shareholders’ equity	96,800	100,882

Total liabilities and shareholders’ equity	$143,038	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2006	April 1, 2005
Revenues:
Revenues before reimbursements	$44,896	$33,178
Reimbursements	4,935	3,694

Total revenues	49,831	36,872
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $220 and $122 of stock compensation expense in 2006 and 2005, respectively)	26,464	20,508
Reimbursable expenses	4,935	3,694

Total cost of service	31,399	24,202

Selling, general and administrative expenses (includes $856 and $435 of stock compensation expense in 2006 and 2005, respectively)	17,791	13,319
Restructuring costs	6,313	1,134

Total costs and operating expenses	55,503	38,655

Loss from operations	(5,672)	(1,783)

Other income (expense):
Interest income	189	263
Interest expense	(106)	(24)

Loss before income taxes	(5,589)	(1,544)
Income taxes	365	(114)

Net loss	$(5,954)	$(1,430)

Basic net loss per common share:
Net loss per common share	$(0.13)	$(0.03)
Weighted average common shares outstanding	44,518	43,439

Diluted net loss per common share:
Net loss per common share	$(0.13)	$(0.03)
Weighted average common and common equivalent shares outstanding	44,518	43,439

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net loss	$(5,954)	$(1,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of leasehold improvements	715	—
Depreciation and amortization	1,640	1,262
Provision for doubtful accounts	389	—
Non-cash compensation expense	1,076	557
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(571)	48
Increase in prepaid expenses and other assets	(157)	(400)
Decrease in accounts payable	(1,512)	(293)
Increase (decrease) in accrued expenses and other liabilities	1,842	(6)

Net cash used in operating activities	(2,532)	(262)

Cash flows from investing activities:
Purchases of property and equipment	(570)	(157)
Decrease in restricted cash	3,657	295
Purchases of marketable investments	—	(27,900)
Proceeds from calls, sales and maturities of marketable investments	5,000	4,000
Cash used in acquisition of business, net of cash acquired	(353)	(331)

Net cash provided by (used in) investing activities	7,734	(24,093)

Cash flows from financing activities:
Repayments of borrowings	(1,101)	—
Repayment of loan payable	(3,657)	—
Proceeds from issuance of common stock	238	111
Repurchases of common stock	—	(809)

Net cash used in financing activities	(4,520)	(698)

Net increase (decrease) in cash and cash equivalents	682	(25,053)
Cash and cash equivalents at beginning of period	18,103	38,890

Cash and cash equivalents at end of period	$18,785	$13,837

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2005 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements or restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Accordingly, common shares outstanding for the basic net loss per share computation is lower than actual shares issued.

Net loss per common share assuming dilution is computed by dividing net loss by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarters ended March 31, 2006 and April 1, 2005 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those periods. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarters ended March 31, 2006 and April 1, 2005 include 1,705,212 and 2,181,591 shares, respectively, of unvested common stock subject to vesting requirements and restricted stock units issued to employees and 327,407 and 293,691 shares, respectively, of common stock issuable upon the exercise of stock options following the treasury stock method.

3. Comprehensive Loss

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is summarized below (in thousands):

	Quarter Ended
	March 31, 2006	April 1, 2005
Net loss	$(5,954)	$(1,430)
Change in cumulative foreign currency translation adjustment	(72)	14
Change in net unrealized gain (loss) on marketable investments	27	(63)

Comprehensive loss	$(5,999)	$(1,479)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	March 31, 2006	December 30, 2005
Accounts receivable	$33,001	$35,870
Unbilled revenue	11,322	7,824
Allowance for doubtful accounts	(2,141)	(1,766)

	$42,182	$41,928

5. Loan Payable

At December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as loan payable in the accompanying balance sheet. The loan was secured by $3.7 million of cash, classified as current restricted cash in the accompanying balance sheet as of December 30, 2005. This bank loan carried interest on the balance, net of restricted cash, of 2% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. During March 2006, the Company used the restricted cash amount to repay the loan.

6. Restructuring Accrual

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in associates and functional support personnel and for closure and consolidation of facilities and related exit costs. These actions were taken as a result of the decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for services.

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves primarily as a result of the REL Consultancy Group acquisition on November 29, 2005 and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Restructuring Accrual (continued)

In 2006, the Company recorded restructuring costs of $6.3 million which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

The following table sets forth the detail and activity in the restructuring expense accrual during the quarter ended March 31, 2006 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at March 31, 2006
Closure and consolidation of facilities and related exit costs	$2,617	$387	$(216)	$2,788

2002 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at March 31, 2006
Closure and consolidation of facilities and related exit costs	$1,151	$3,094	$(80)	$4,165

2005 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Asset Write-Off	Expenditures	Accrual Balance at March 31, 2006
Severance and other employee costs	$372	$906	$—	$(468)	$810
Closure and consolidation of facilities and related exit costs	694	1,926	(715)	(165)	1,740

	$1,066	$2,832	$(715)	$(633)	$2,550

7. Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No.123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested restricted stock and restricted stock unit awards. Previously, the Company recorded forfeitures as incurred for such awards.

Prior to the adoption of SFAS No. 123R, the company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock plans. Accordingly, no compensation expense was recognized for the issuance of stock options or shares granted through the Employee Share Purchase Plan (the “ESPP”); however, compensation expense was recognized in connection with the issuance of restricted stock units and common stock subject to vesting requirements. The adoption of SFAS No. 123R primarily resulted in the Company estimating forfeitures for all unvested common stock subject to vesting requirements and restricted stock unit awards and the recognition of compensation expense for the unvested portion of previously granted stock options.

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Quarter Ended March 31, 2006
	As Reported	Under APB No. 25
Loss before income taxes	$(5,589)	$(5,427)
Net loss	$(5,954)	$(5,792)

Results for the quarter ended April 1, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s stock plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three months ended April 1, 2005 would have been adjusted to the pro forma amounts indicated below:

Quarter Ended April 1, 2005
Net loss, as reported	$(1,430)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	557
Deduct: Total stock based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,120)

Pro forma net loss	$(1,993)

Basic net loss per common share:
As reported	$(0.03)
Pro forma	$(0.05)
Diluted net loss per common share:
As reported	$(0.03)
Pro forma	$(0.05)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

Stock Plans

Total share based compensation included in the net loss for the quarter ended March 31, 2006 was $1.1 million. The number of shares available for future issuance under the plans at March 31, 2006 is 10,634,469 shares. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 10 years.

Stock option activity under the Company’s stock option plans is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,445,321	$5.63
Granted	—	—
Exercised	(72,347)	3.28
Canceled	(133,655)	5.41

Outstanding at March 31, 2006	2,239,319	$5.72	5.97	$1,600

Exercisable at March 31, 2006	1,618,234	$5.92	5.36	$829

Other information pertaining to option activity during the quarter was as follows (in thousands):

	Quarter Ended
	March 31, 2006	April 1, 2005
Total fair value of stock options vested	$612	$1,065
Total intrinsic value of stock options exercised	$171	$44

No options were granted during the quarters ended March 31, 2006 and April 1, 2005. The Company recorded stock based compensation totaling $162 thousand during the quarter ended March 31, 2006 related to the unvested portion of previously granted stock options.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The following assumptions were used by the Company to determine the fair value of stock options granted during 2005 using the Black-Scholes options-pricing model:

Expected volatility	75%
Average expected option life	4 years
Risk-free rate	3.9%
Dividend yield	0%

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. Restricted stock unit activity for the quarter ended March 31, 2006 was as follows:

	Quarter Ended March 31, 2006
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	2,828,633	$3.43
Granted	570,864	5.67
Vested	—	—
Forfeited	(706,046)	3.93

Nonvested balance at March 31, 2006	2,693,451	$3.77

The Company recorded stock based compensation totaling $745 thousand and $605 thousand, respectively, related to restricted stock units during the quarters ended March 31, 2006 and April 1, 2005. As of March 31, 2006, there was $6.8 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.24 years.

As of April 1, 2005, the Company had 169,295 of stock options which were accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $48 thousand for the quarter ended April 1, 2005.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued in connection with an acquisition to certain employees of such company. Employees of the acquired company vest in these shares over a period of four years. Compensation expense was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the quarter ended March 31, 2006 was as follows:

	Quarter Ended March 31, 2006
	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	—	$—
Granted	676,695	3.99
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	676,695	$3.99

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

The Company recorded compensation expense totaling $169 thousand during the quarter ended March 31, 2006 related to common stock subject to vesting requirements. As of March 31, 2006, there was $2.5 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 3.67 years.

8. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal 2006, shares of our common stock may be purchased by employees at six month intervals at 95% of the fair market value on the last trading day of each six month period. The plan, as amended, is considered non-compensatory and as such, no stock based compensation was recorded in connection with the plan during the quarter ended March 31, 2006. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and 2005, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended March 31, 2006, the Company made no repurchase of its common stock. As of March 31, 2006, the Company had repurchased 6,534,155 shares of its common stock at an average price of $3.39 per share.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

10. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Quarter Ended
	March 31, 2006	April 1, 2005
Total Revenues
Domestic	$44,099	$34,844
Foreign	5,732	2,028

Total	$49,831	$36,872

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Geographic and Service Group Information (continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	March 31, 2006	December 30, 2005
Long-Lived Assets
Domestic	$41,842	$43,112
Foreign	31,308	31,306

Total	$73,150	$74,418

As of March 31, 2006 and December 30, 2005, foreign assets included $31 million of goodwill and intangible assets related to REL, a UK based company.

The Company’s revenue is derived from the following service groups (in thousands):

	Quarter Ended
	March 31, 2006	April 1, 2005
The Hackett Group
Benchmarking	$4,623	$4,633
Membership Advisory Programs	2,236	1,675
Transformation Advisory	18,354	9,079
Best Practices Solutions
Business Applications	14,124	13,233
Business Intelligence	10,494	8,252

Total Revenues	$49,831	$36,872

11. Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 30, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended
	March 31, 2006		April 1, 2005
Revenues:
Revenues before reimbursements	$44,896	90.1%	$33,178	90.0%
Reimbursements	4,935	9.9%	3,694	10.0%

Total revenues	49,831	100.0%	36,872	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	26,464	53.1%	20,508	55.6%
Reimbursable expenses	4,935	9.9%	3,694	10.0%

Total cost of service	31,399	63.0%	24,202	65.6%

Selling, general and administrative expenses	17,791	35.7%	13,319	36.1%
Restructuring costs	6,313	12.7%	1,134	3.1%

Total costs and operating expenses	55,503	111.4%	38,655	104.8%

Loss from operations	(5,672)	(11.4%)	(1,783)	(4.8%)
Other income:
Interest income, net	83	0.2%	239	0.6%

Loss before income taxes	(5,589)	(11.2%)	(1,544)	(4.2%)

Income taxes	365	0.7%	(114)	(0.3%)

Net loss	$(5,954)	(11.9%)	$(1,430)	(3.9%)

Revenues. Revenues for the quarter ended March 31, 2006 increased by $13.0 million or 35% to $49.8 million from $36.9 million in the quarter ended April 1, 2005. The increase in revenues for the quarter ended March 31, 2006 was primarily attributable to revenue of approximately $6.2 million relating to REL Consultancy Group Limited (“REL”) which was acquired on November 29, 2005, increased revenue from our membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice. Reimbursements as a percentage of revenues during the quarters ended March 31, 2006 and April 1, 2005 were comparable at 10%. During the quarters ended March 31, 2006 and April 1, 2005, two customers accounted for revenues greater than 5% of total revenues, which together accounted for 11% and 13% of total revenues, respectively. With respect to our two largest customers in 2006, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with these customers expire on various dates ranging from April 2006 to September 2006. During the quarter ended March 31, 2006, one of these customers filed for bankruptcy protection. In order to mitigate our credit risk, we entered into an agreement with a third party on April 19, 2006 to sell our pre-bankruptcy accounts receivable from this customer for 65% of the total outstanding balance. The remaining 35% of the balance has been fully reserved for at March 31, 2006. We do not anticipate any credit and/or collection issues with the other significant customer. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Cost of Service. Cost of service primarily consist of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service was $31.4 million in the quarter ended March 31, 2006, an increase of $7.2 million or 30% compared to the quarter ended April 1, 2005. This increase was primarily attributable to the increase in total billable headcount, as a result of the REL acquisition in November 2005. Consultant headcount was 670 as of March 31, 2006 compared to 569 as of April 1, 2005.

Cost of service as a percentage of revenues was 63% for the quarter ended March 31, 2006, a decrease from 66% in the quarter ended April 1, 2005, primarily as the result of higher utilization of our Best Practice Solutions consultants and an increase in their gross billing rate per hour during 2006. Best Practice Solutions consultant utilization approximated 76% in 2006, up from 73% in the comparable quarter of 2005 and gross billing rate per hour approximated $155 in 2006 up from $146 in 2005. The Hackett Group annualized revenue per professional was comparable at $350 thousand in 2006 and $352 thousand in 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 34% to $17.8 million in the quarter ended March 31, 2006 from $13.3 million in the quarter ended April 1, 2005. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of REL in November 2005 and increased sales and recruiting expenses to accommodate the growth in our transformation and membership based advisory programs and Hyperion implementation practice. Selling, general and administrative expenses as a percentage of revenues were comparable at 36% during the quarters ended March 31, 2006 and April 1, 2005.

Restructuring Costs. We recorded restructuring costs of $6.3 million in the quarter ended March 31, 2006 which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. We recorded restructuring costs of $1.1 million in the quarter ended April 1, 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation.

Income Taxes. We recorded income taxes of $365 thousand for the quarter ended March 31, 2006. This amount reflects an estimated annual 7% tax rate for 2006 for certain U.S. federal and state taxes. The federal taxes relate to REL’s U.S. entity, as we are currently unable to utilize our federal net operating loss carryforward to offset REL U.S. income. For the quarter ended April 1, 2005, we recorded an income tax benefit of $114 thousand. This amount reflects an estimated annual 7% tax rate for 2005 for certain state and foreign taxes. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current period.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At March 31, 2006, we had $18.8 million in cash and cash equivalents compared to $18.1 million at December 30, 2005. At March 31, 2006 and December 30, 2005, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of The REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet as of December 30, 2005. This cash was used to repay the loan during March 2006. We also had marketable investments of $4.9 million and $9.9 million at March 31, 2006 and December 30, 2005, respectively.

Net cash used in operating activities was $2.5 million for the quarter ended March 31, 2006 compared to $262 thousand for the comparable period of 2005. During the quarter ended March 31, 2006, net cash used in operating activities was primarily attributable to our net loss of $6.0 million adjusted for $3.8 million of non-cash expenses, increases of $571 thousand in accounts receivable and unbilled revenues and $157 thousand in prepaid expenses and other assets and a decrease of $1.5 million in accounts payable. These effects were partially offset by an increase of $1.8 million in accrued expenses and other liabilities. During the quarter ended April 1, 2005, net cash used in operating activities was primarily attributable to a $400 thousand increase in prepaid expenses and other assets and a decrease of $293 thousand in accounts payable. These effects were partially offset by our net loss of $1.4 million adjusted for $1.8 million of non-cash expenses. Non-cash expenses included depreciation and amortization, provision for doubtful accounts, non-cash compensation expense and write-off of leasehold improvements.

Net cash provided by investing activities was $7.7 million for the quarter ended March 31, 2006 compared to cash used in investing activities of $24.1 million during the comparative quarter of 2005. Cash from investing activities in 2006 was primarily attributable to maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million, partially offset by $570 thousand used for the purchase of property and equipment and $353 thousand used for the acquisition of businesses. The uses of cash for investing activities in 2005 were primarily attributable to the purchases of $27.9 million of marketable investments, $331 thousand used for the acquisition of a business and $157 thousand for purchases of property and equipment, partially offset by $4.0 million of proceeds from calls, sales and maturities of marketable investments and a $295 thousand decrease in restricted cash.

Net cash used in financing activities was $4.5 million for the quarter ended March 31, 2006 compared to $698 thousand for the comparable period of 2005. During the quarter ended March 31, 2006, cash used in financing activities was primarily for the repayment of the Employee Benefit Trust loan of $3.7 million and the repayment of bank overdrafts of $1.1 million, partially offset by $238 thousand from proceeds from the sale of stock as a result of exercises of stock options. During the quarter ended April 1, 2005, cash used in financing activities was primarily for the repurchase of our common stock. These repurchases of $809 thousand were partially offset by proceeds of $111 thousand from the sale of stock as a result of exercises of stock options.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of March 31, 2006, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2006, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenues, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British pound and the euro. These exposures may change over time as business practices evolve. Currently, we do not hold any derivatives contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC filings. On November 29, 2005, our Hackett Group Limited (UK) subsidiary acquired REL Consultancy Group Limited (UK) or REL. Our management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the acquired subsidiary as it was not considered material to the results of our operations, financial position and cash flows from the date of acquisition through December 30, 2005. We intend to disclose all material changes to internal control over financial reporting resulting from the acquisition, if any, within the time period for our first annual assessment of the internal control over financial reporting that is required of this entity.

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

Changes in Internal Controls

With the exception of the implementation of internal controls relating to REL, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s disclosure controls and procedures have been updated to ensure that the financial information of REL has been properly recorded.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position cash flows or results of operations.

Item 5. Other Information

None

Item 6. Exhibits

See Index to Exhibits on page 21, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: May 10, 2006	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000