Form 10-Q
period 2006-06-30
ANSWERTHINK INC
filed 2006-08-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 28, 2006, there were 45,223,345 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,529	$18,103
Marketable investments	4,950	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $1,787 and $1,766 at June 30, 2006 and December 30, 2005	43,421	41,928
Prepaid expenses and other current assets	2,911	3,273

Total current assets	62,811	76,863

Restricted cash	600	600
Property and equipment, net	5,634	6,304
Other assets	4,756	6,422
Goodwill, net	63,676	61,692

Total assets	$137,477	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,632	$6,319
Accrued expenses and other liabilities	26,119	37,751
Loan payable	—	3,657

Total current liabilities	31,751	47,727
Accrued expenses and other liabilities, non-current	5,275	3,272

Total liabilities	37,026	50,999

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,923,378 shares at June 30, 2006; 51,020,343 shares at December 30, 2005	51	51
Additional paid-in capital	278,269	274,746
Treasury stock, at cost, 6,534,155 shares at June 30, 2006 and December 30, 2005	(22,119)	(22,119)
Accumulated deficit	(155,558)	(151,748)
Accumulated other comprehensive loss	(192)	(48)

Total shareholders’ equity	100,451	100,882

Total liabilities and shareholders’ equity	$137,477	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues:
Revenues before reimbursements	$43,950	$37,440	$88,846	$70,618
Reimbursements	5,046	4,260	9,981	7,954

Total revenues	48,996	41,700	98,827	78,572

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $247 and $145, and $467 and $267 of stock compensation expense in the quarters and six months ended June 30, 2006 and July 1, 2005, respectively)	24,527	20,298	50,991	40,806
Reimbursable expenses	5,046	4,260	9,981	7,954

Total cost of service	29,573	24,558	60,972	48,760

Selling, general and administrative expenses (includes $898 and $583, and $1,754 and $1,018 of stock compensation expense in the quarters and six months ended June 30, 2006 and July 1, 2005, respectively)	17,072	16,118	34,865	29,437
Restructuring costs	—	—	6,313	1,134

Total costs and operating expenses	46,645	40,676	102,150	79,331

Income (loss) from operations	2,351	1,024	(3,323)	(759)
Other income (expense):
Interest income	163	321	353	584
Interest expense	(38)	(16)	(143)	(40)

Income (loss) before income taxes	2,476	1,329	(3,113)	(215)
Income taxes	332	95	697	(19)

Net income (loss)	$2,144	$1,234	$(3,810)	$(196)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.03	$(0.09)	$(0.00)
Weighted average common shares outstanding	44,626	42,786	44,572	43,112

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.03	$(0.09)	$(0.00)
Weighted average common and common equivalent shares outstanding	46,594	45,106	44,572	43,112

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net loss	$(3,810)	$(196)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of leasehold improvements	715	—
Depreciation and amortization	3,098	2,452
Provision for doubtful accounts	330	50
Non-cash compensation expense	2,221	1,285
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(1,822)	(6,531)
Decrease (increase) in prepaid expenses and other assets	224	(140)
Increase (decrease) in accounts payable	(687)	1,764
Decrease in accrued expenses and other liabilities	(1,368)	(471)

Net cash used in operating activities	(1,099)	(1,787)

Cash flows from investing activities:
Purchases of property and equipment	(1,343)	(767)
Decrease in restricted cash	3,657	2,400
Purchases of marketable investments	—	(27,900)
Proceeds from calls, sales and maturities of marketable investments	5,000	20,000
Cash used in acquisition of businesses, net of cash acquired	(8,783)	(464)

Net cash used in investing activities	(1,469)	(6,731)

Cash flows from financing activities:
Repayments of borrowings	(1,101)	—
Repayment of loan payable	(3,657)	—
Proceeds from issuance of common stock	752	892
Repurchases of common stock	—	(3,941)

Net cash used in financing activities	(4,006)	(3,049)

Net decrease in cash and cash equivalents	(6,574)	(11,567)
Cash and cash equivalents at beginning of period	18,103	38,890

Cash and cash equivalents at end of period	$11,529	$27,323

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2005 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements or restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Accordingly, common shares outstanding for the basic net income (loss) per share computation is lower than actual shares issued.

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarters ended June 30, 2006 and July 1, 2005 potentially dilutive securities included 1,711,979 and 2,143,439 of unvested restricted stock units issued to employees and 256,095 and 176,092 of common stock issuable upon the exercise of stock options following the treasury stock method.

Approximately 1.5 million and 2.0 million stock options were excluded from the computations of diluted net income per common share for the quarters ended June 30, 2006 and July 1, 2005 as their stock price was higher than the Company’s average stock price.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended June 30, 2006 and July 1, 2005 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those periods. Potentially dilutive securities which were not included in the diluted loss per share calculation for the six months ended June 30, 2006 and July 1, 2005 include 1,708,596 and 2,162,515 shares respectively, of unvested common stock subject to vesting requirements and restricted stock units issued to employees and 291,751 and 234,892 shares respectively, of common stock issuable upon the exercise of stock options following the treasury stock method.

3. Comprehensive Income (Loss)

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss)	$2,144	$1,234	$(3,810)	$(196)
Change in cumulative foreign currency translation adjustment	(120)	79	(192)	93
Change in net unrealized gain (loss) on marketable investments	21	38	48	(25)

Comprehensive income (loss)	$2,045	$1,351	$(3,954)	$(128)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	June 30, 2006	December 30, 2005
Accounts receivable	$36,767	$35,870
Unbilled revenue	8,441	7,824
Allowance for doubtful accounts	(1,787)	(1,766)

	$43,421	$41,928

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

During the first and fourth quarters of 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves primarily as a result of the REL Consultancy Group acquisition on November 29, 2005 and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6. Restructuring Accrual (continued)

During the first quarter of 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended June 30, 2006 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at June 30, 2006
Closure and consolidation of facilities and related exit costs	$2,617	$387	$(778)	$2,226

2002 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at June 30, 2006
Closure and consolidation of facilities and related exit costs	$1,151	$3,094	$(223)	$4,022

2005 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Asset Write-Off	Expenditures	Accrual Balance at June 30, 2006
Severance and other employee costs	$372	$906	$—	$(702)	$576
Closure and consolidation of facilities and related exit costs	694	1,926	(715)	(319)	1,586

	$1,066	$2,832	$(715)	$(1,021)	$2,162

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Income (loss) before income taxes	$2,476	$2,596	$(3,113)	$(2,831)
Net income (loss)	$2,144	$2,264	$(3,810)	$(3,528)

Results for the quarter and six months ended July 1, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s stock plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the quarter and six months ended July 1, 2005 would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended	Six Months Ended
	July 1, 2005	July 1, 2005
Net income (loss), as reported	$1,234	$(196)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	728	1,285
Deduct: Total stock based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,180)	(2,300)

Pro forma net income (loss)	$782	$(1,211)

Basic net income (loss) per common share:
As reported	$0.03	$(0.00)
Pro forma	$0.02	$(0.03)
Diluted net income (loss) per common share:
As reported	$0.03	$(0.00)
Pro forma	$0.02	$(0.03)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

Stock Plans

Total share based compensation included in the net income (loss) for the quarter and six months ended June 30, 2006 was $1.1 million and $2.2 million, respectively. The number of shares available for future issuance under the plans at June 30, 2006 is 10,667,477 shares. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 10 years.

Stock option activity under the Company’s stock option plans is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,445,321	$5.63
Granted	—	—
Exercised	(136,918)	3.59
Canceled	(180,186)	5.66

Outstanding at June 30, 2006	2,128,217	$5.75	5.82	$—

Exercisable at June 30, 2006	1,562,106	$5.94	5.20	$—

Other information pertaining to option activity during the quarter was as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Weighted average grant-date fair value of stock options granted	$—	$2.30	$—	$2.30
Total fair value of stock options vested	$109	$206	$1,288	$1,490
Total intrinsic value of stock options exercised	$130	$46	$301	$90

No options were granted during the quarter and six months ended June 30, 2006. The Company recorded stock- based compensation totaling $120 thousand and $282 thousand during the quarter and six months ended June 30, 2006, respectively, related to the unvested portion of previously granted stock options. The Company granted 45,000 options during the quarter and six months ended July 1, 2005.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. Restricted stock unit activity for the six months ended June 30, 2006 was as follows:

	Six Months Ended June 30, 2006
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	2,828,633	$3.43
Granted	643,838	5.61
Vested	(32,100)	6.07
Forfeited	(765,497)	3.90

Nonvested balance at June 30, 2006	2,674,874	$3.78

The Company recorded stock based compensation totaling $1,489 thousand and $1,325 thousand, respectively, related to restricted stock units during the six months ended June 30, 2006 and July 1, 2005. As of June 30, 2006, there was $6.2 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.19 years.

As of July 1, 2005, the Company had 169,295 of stock options which were accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $80 thousand for the six months ended July 1, 2005.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued in connection with an acquisition to the employees of such company. Employees of the acquired company vest in these shares over a period of four years. Compensation expense was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the six months ended June 30, 2006 was as follows:

	Six Months Ended June 30, 2006
	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	—	$—
Granted	676,695	3.99
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2006	676,695	$3.99

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Stock Based Compensation (continued)

The Company recorded compensation expense totaling $338 thousand during the six months ended June 30, 2006 related to common stock subject to vesting requirements. As of June 30, 2006, there was $2.3 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.17 years.

8. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal 2006, shares of our common stock may be purchased by employees at six month intervals at 95% of the fair market value on the last trading day of each six month period. The plan, as amended, is considered non-compensatory, and as such, no stock based compensation was recorded in connection with the plan during the six months ended June 30, 2006. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and 2005, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock, thereby increasing the total program size to $30 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended June 30, 2006, the Company made no repurchase of its common stock. As of June 30, 2006, the Company had repurchased 6,534,155 shares of its common stock at an average price of $3.39 per share.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Total Revenues
Domestic	$42,424	$38,400	$86,523	$73,244
Foreign	6,572	3,300	12,304	5,328

Total	$48,996	$41,700	$98,827	$78,572

Long-lived assets are attributed to geographic areas as follows (in thousands):

	June 30, 2006	December 30, 2005
Long-Lived Assets
Domestic	$51,695	$43,112
Foreign	22,371	31,306

Total	$74,066	$74,418

As of June 30, 2006 and December 30, 2005, foreign assets included $22 million and $31 million of goodwill and intangible assets related to REL, a UK based company, respectively.

The Company’s revenue is derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
The Hackett Group
Benchmarking	$5,127	$5,366	$9,750	$9,999
Membership Advisory Programs	3,194	1,948	5,430	3,623
Transformation Advisory	17,245	10,449	35,599	19,528
Best Practices Solutions
Business Applications	12,780	14,398	26,904	27,631
Business Intelligence	10,650	9,539	21,144	17,791

Total Revenues	$48,996	$41,700	$98,827	$78,572

11. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12. Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 30, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results:

	Quarter Ended				Six Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
Revenues:
Revenues before reimbursements	$43,950	89.7%	$37,440	89.8%	$88,846	89.9%	$70,618	89.9%
Reimbursements	5,046	10.3%	4,260	10.2%	9,981	10.1%	7,954	10.1%

Total revenues	48,996	100.0%	41,700	100.0%	98,827	100.0%	78,572	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	24,527	50.1%	20,298	48.7%	50,991	51.6%	40,806	51.9%
Reimbursable expenses	5,046	10.3%	4,260	10.2%	9,981	10.1%	7,954	10.1%

Total cost of service	29,573	60.4%	24,558	58.9%	60,972	61.7%	48,760	62.0%

Selling, general and administrative expenses	17,072	34.8%	16,118	38.6%	34,865	35.3%	29,437	37.5%
Restructuring costs	—	—	—	—	6,313	6.4%	1,134	1.4%

Total costs and operating expenses	46,645	95.2%	40,676	97.5%	102,150	103.4%	79,331	100.9%

Income (loss) from operations	2,351	4.8%	1,024	2.5%	(3,323)	(3.4%)	(759)	(0.9%)
Other income (expense):
Interest income, net	125	0.3%	305	0.7%	210	0.3%	544	0.7%

Income (loss) before income taxes	2,476	5.1%	1,329	3.2%	(3,113)	(3.1%)	(215)	(0.2%)
Income taxes	332	0.7%	95	0.2%	697	0.7%	(19)	(0.0)%

Net income (loss)	$2,144	4.4%	$1,234	3.0%	$(3,810)	(3.9%)	$(196)	(0.2%)

Revenues. Revenues for the quarter ended June 30, 2006 increased by $7.3 million or 17% to $49.0 million from $41.7 million in the quarter ended July 1, 2005. Revenues for the six months ended June 30, 2006 increased $20.3 million or 26% to $98.8 million from $78.6 million in the six months ended July 1, 2005. The increase in revenues for the quarter and six months ended June 30, 2006 was primarily attributable to revenue of approximately $6.3 million and $12.5 million, respectively, relating to REL Consultancy Group Limited (“REL”) which was acquired on November 29, 2005, increased revenue from our membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice. Reimbursements as a percentage of revenues during the quarters and six months ended June 30, 2006 and July 1, 2005 were comparable at 10%. During the quarter and six months ended June 30, 2006, no customer accounted for revenues equal to or greater than 5% of total revenues. During the quarter and six months ended July 1, 2005, one customer and two customers, respectively, had revenues equal to or greater than 5% of total revenues, accounting for 5% and 11% of revenues, respectively. Our contracts can be cancelled for convenience by the customer upon 30 days’ notice. During the quarter ended March 31, 2006, a significant customer filed for bankruptcy protection. In order to mitigate our credit risk, we entered into agreements with a third party on April 19, 2006 and on June 29, 2006 to sell our pre-bankruptcy accounts receivable from this customer for 65% and 75% of the total outstanding balances, respectively. The remaining amounts due under the terms of these agreements were collected in full subsequent to June 30, 2006. The cancellation or significant reduction in the use of services from key customers could have a material adverse effect on our results of operations. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service was $29.6 million in the quarter ended June 30, 2006 an increase of $5.0 million or 20% compared to the quarter ended July 1, 2005. Cost of service was $61.0 million in the six months ended June 30, 2006, an increase of $12.2 million or 25% compared to the six months ended

July 1, 2005. This increase was primarily attributable to the increase in total billable headcount as a result of the REL acquisition in November 2005. Consultant average headcount for the six months ended June 30, 2006 was 656 compared to consultant average headcount of 573 for the six months ended July 1, 2005.

Cost of service as a percentage of revenues was 60% for the quarter ended June 30, 2006, an increase from 59% in the quarter ended July 1, 2005, primarily as the result of a decrease in The Hackett Group annualized revenue per professional. The Hackett Group annualized revenue per professional was $387 thousand for the quarter ended June 30, 2006, as compared to $403 thousand in the quarter ended July 1, 2005. The decrease in The Hackett Group revenue per professional was primarily attributable to lower than expected revenue in our Transformation Advisory practice. Cost of service as a percentage of revenue for the six months ended June 30, 2006 and July 1, 2005 was comparable at 62%.

Selling, General and Administrative. Selling, general and administrative expenses increased 6% to $17.1 million in the quarter ended June 30, 2006 from $16.1 million in the quarter ended July 1, 2005. Selling, general and administrative expenses increased 18% to $34.9 million in the six months ended June 30, 2006 from $29.4 million in the six months ended July 1, 2005. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of REL in November 2005 and increased revenue from the comparable quarter in 2005. Selling, general and administrative expenses as a percentage of revenues were 35% and 39% and 35% and 37%, respectively, during the quarters and six months ended June 30, 2006 and July 1, 2005. The overall decreases are primarily attributable to benefits achieved from the company’s restructuring efforts to rationalize real estate investments and benefits achieved from the integration of REL’s back office functions.

Restructuring Costs. We did not record any restructuring costs for the quarters ended June 30, 2006 and July 1, 2005. However, we recorded restructuring costs of $6.3 million in the quarter ended March 31, 2006 which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. Additionally, we recorded restructuring costs of $1.1 million in the quarter ended April 1, 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation.

Income Taxes. We recorded income taxes of $697 thousand for the six months ended June 30, 2006. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward. For the six months ended July 1, 2005, we recorded an income tax benefit of $19 thousand, primarily attributable to certain state and foreign taxes. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current period.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At June 30, 2006, we had $11.5 million in cash and cash equivalents compared to $18.1 million at December 30, 2005. At June 30, 2006 and December 30, 2005, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of The REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet as of December 30, 2005. This cash was used to repay the loan during March 2006. We also had marketable investments of $5.0 million and $9.9 million at June 30, 2006 and December 30, 2005, respectively.

Net cash used in operating activities was $1.1 million for the six months ended June 30, 2006 compared to $1.8 million for the comparable period of 2005. During the six months ended June 30, 2006, net cash used in operating activities was primarily attributable to our net loss of $3.8 million adjusted for $6.4 million of non-cash expenses, an increase of $1.8 million in accounts receivable and unbilled revenues, and decreases of $687 thousand in accounts payable and $1.4 million in accrued expenses and other liabilities. These effects were partially offset by decreases of $224 thousand in prepaid expenses and other current assets. Non-cash expenses included depreciation and amortization, provision for doubtful accounts, non-cash compensation expense and the write-off of leasehold improvements. During the six months ended July 1, 2005, net cash used in operating activities was primarily attributable to increases of $6.5 million in accounts receivable and unbilled revenue and $140 thousand in prepaid expenses and other assets and a decrease of $471 thousand in accrued expenses and other liabilities. These effects were partially offset by our net loss of $196 thousand adjusted for $3.8 million of non-cash expenses and an increase in accounts payable of $1.8 million.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2006 compared to cash used in investing activities of $6.7 million during the comparative six months of 2005. Cash used in investing activities in the six months ended June 30, 2006 was primarily attributable to $1.3 million used for the purchase of property and equipment and $8.8 million used for the acquisition of businesses, partially offset by maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million. The uses of cash for investing activities in the comparable period in 2005 were primarily attributable to the purchases of $27.9 million of marketable investments, $464 thousand used for the acquisition of a business and $767 thousand for purchases of property and equipment, partially offset by $20.0 million of proceeds from calls, sales and maturities of marketable investments and a $2.4 million decrease in restricted cash.

Net cash used in financing activities was $4.0 million for the six months ended June 30, 2006 compared to $3.0 million for the comparable period of 2005. During the six months ended June 30, 2006, cash used in financing activities was primarily for the repayment of the Employee Benefit Trust loan of $3.7 million and the repayment of bank overdrafts of $1.1 million, partially offset by $752 thousand from proceeds from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan. During the six months ended July 1, 2005, cash used in financing activities was primarily for the repurchase of $3.9 million of our common stock, partially offset by proceeds of $892 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our employee stock purchase plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of June 30, 2006, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

    Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 10, 2006, the following proposals were voted on by the Company’s security holders:

(i)	The election of two Directors (David N. Dungan and Richard Hamlin) to serve until the year 2009 and the election of one Director (John R. Harris) to serve until the year 2008. The security holders elected all nominated Directors with votes cast as follows: Mr. Dungan: 38,438,363 shares for and 2,456,806 shares withheld; Mr. Hamlin: 37,522,332 shares for and 3,372,837 shares withheld; and Mr. Harris: 37,810,420 shares for and 3,084,749 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following Directors continued after the meeting: Ted A. Fernandez, Edwin A. Huston and Alan T.G. Wix. Allan R. Frank, our former President whose term expired at the Annual Meeting, chose not to seek re-election to our Board of Directors.

(ii)	To approve an amendment to the Company’s 1998 Stock Option and Incentive Plan to raise the sublimit for restricted stock and restricted stock units issuances thereunder by 1,500,000 shares. The security holders voted to approve the proposal with the votes cast as follows: 22,081,712 shares for, 4,451,833 against and 1,709,719 abstentions.

(iii)	To re-approve the performance goals under the Company’s 1998 Stock Option and Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code. The security holders voted to approve the proposal with the votes cast as follows: 25,105,697 shares for, 1,672,578 against and 1,464,989 abstentions.

Item 6. Exhibits

See Index to Exhibits on page 22, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: August 9, 2006	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000