Form 10-K/A
period 2005-12-30
ANSWERTHINK INC
filed 2007-02-15
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K/A incorporates by reference certain portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

Answerthink, Inc.

PURPOSE OF THE AMENDMENT

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the total loss resulting from the misappropriation was approximately $2.2 million, of which $1.9 million relates to 2005, 2004 and 2003 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

The former disbursement agent admitted to the full extent of the misappropriation. A suit was commenced against the former disbursement agent in the UK on October 27, 2006. The Company and the former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim have been and will be accounted for as income in the period collected.

As a result, the Company is filing this amendment to its Form 10-K for the year ended December 30, 2005 (the “Original 10-K Filing”), to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003, as well as the quarterly information related to those periods contained therein. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

The Company has also determined that a control deficiency related to the UK payroll and disbursements process, which gave rise to this restatement, constituted a material weakness in its internal controls over financial reporting. Management has undertaken certain actions to address the control deficiency. These actions will be assessed in connection with management’s evaluation of the effectiveness of its internal controls over financial reporting as of December 29, 2006. See “Item 9A – Controls and Procedures.”

For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K Filing in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 6, 7, 8 and 9A of Part II of the Original 10-K Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original Filing is amended hereby. Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original 10-K Filing and the Company has not modified or updated other disclosures presented in the Original 10-K Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original 10-K Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original 10-K Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original 10-K Filing. In addition, this Form 10-K/A includes certain exhibits, including updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within financial statements previously reported in the Original 10-K filing.

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-K Filing to the restated consolidated statements of operations for the three fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004, as well as the fiscal quarterly periods in 2005 and 2004. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 30, 2005			Year Ended December 31, 2004			Year Ended January 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$163,318	$—	$163,318	$143,547	$—	$143,547	$132,387	$—	$132,387

Total cost of service	100,005	—	100,005	90,834	—	90,834	87,993	—	87,993
Selling, general and administrative costs	59,844	—	59,844	49,960	—	49,960	44,697	—	44,697
Restructuring costs	2,923	—	2,923	3,749	—	3,749	4,875	—	4,875
Loss from misappropriation	—	1,037	1,037	—	592	592	—	278	278

Total costs and operating expenses	162,772	1,037	163,809	144,543	592	145,135	137,565	278	137,843

Income (loss) from operations	546	(1,037)	(491)	(996)	(592)	(1,588)	(5,178)	(278)	(5,456)

Other income (expense):
Interest income	1,168	—	1,168	866	—	866	706	—	706
Interest expense	(79)	—	(79)	(64)	—	(64)	—	—	—

Income (loss) before income taxes and income from discontinued operations	1,635	(1,037)	598	(194)	(592)	(786)	(4,472)	(278)	(4,750)
Income taxes	(6)	—	(6)	324	—	324	350	—	350

Income (loss) from continuing operations	1,641	(1,037)	604	(518)	(592)	(1,110)	(4,822)	(278)	(5,100)
Income from discontinued operations, net of income taxes	—	—	—	370	—	370	—	—	—

Net income (loss)	$1,641	$(1,037)	$604	$(148)	$(592)	$(740)	$(4,822)	$(278)	$(5,100)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.03)	$0.01	$(0.01)	$(0.02)	$(0.03)	$(0.11)	$(0.00)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—	$0.01	$—	$—	$—
Net income (loss) per common share	$0.04	$(0.03)	$0.01	$(0.00)	$(0.02)	$(0.02)	$(0.11)	$(0.00)	$(0.11)

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended April 1, 2005			Quarter Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$36,872	$—	$36,872	$41,700	$—	$41,700

Total cost of service	24,202	—	24,202	24,558	—	24,558
Selling, general and administrative costs	13,319	—	13,319	16,118	—	16,118
Restructuring costs	1,134	—	1,134	—	—	—
Loss from misappropriation	—	246	246	—	278	278

Total costs and operating expenses	38,655	246	38,901	40,676	278	40,954

Income (loss) from operations	(1,783)	(246)	(2,029)	1,024	(278)	746

Other income (expense):
Interest income	263	—	263	321	—	321
Interest expense	(24)	—	(24)	(16)	—	(16)

Income (loss) before income taxes	(1,544)	(246)	(1,790)	1,329	(278)	1,051
Income taxes	(114)	—	(114)	95	—	95

Net income (loss)	$(1,430)	$(246)	$(1,676)	$1,234	$(278)	$956

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.03)	$(0.01)	$(0.04)	$0.03	$(0.01)	$0.02

	Quarter Ended September 30, 2005			Quarter Ended December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$40,005	$—	$40,005	$44,741	$—	$44,741

Total cost of service	23,744	—	23,744	27,501	—	27,501
Selling, general and administrative costs	14,314	—	14,314	16,093	—	16,093
Restructuring costs	—	—	—	1,789	—	1,789
Loss from misappropriation	—	277	277	—	236	236

Total costs and operating expenses	38,058	277	38,335	45,383	236	45,619

Income (loss) from operations	1,947	(277)	1,670	(642)	(236)	(878)

Other income (expense):
Interest income	346	—	346	238	—	238
Interest expense	(12)	—	(12)	(27)	—	(27)

Income (loss) before income taxes	2,281	(277)	2,004	(431)	(236)	(667)
Income taxes	174	—	174	(161)	—	(161)

Net income (loss)	$2,107	$(277)	$1,830	$(270)	$(236)	$(506)

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$(0.01)	$0.04	$(0.01)	$(0.00)	$(0.01)

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended April 2, 2004			Quarter Ended July 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$35,089	$—	$35,089	$37,649	$—	$37,649

Total cost of service	21,896	—	21,896	23,333	—	23,333
Selling, general and administrative costs	12,373	—	12,373	12,438	—	12,438
Restructuring costs	—	—	—	3,749	—	3,749
Loss from misappropriation	—	87	87	—	112	112

Total costs and operating expenses	34,269	87	34,356	39,520	112	39,632

Income (loss) from operations	820	(87)	733	(1,871)	(112)	(1,983)

Other income (expense):
Interest income	190	—	190	196	—	196
Interest expense	—	—	—	—	—	—

Income (loss) before income taxes and income from discontinued operations	1,010	(87)	923	(1,675)	(112)	(1,787)
Income taxes	43	—	43	(96)	—	(96)

Income (loss) from continuing operations	967	(87)	880	(1,579)	(112)	(1,691)
Income from discontinued operations, net of income taxes	—	—	—	370	—	370

Net income (loss)	$967	$(87)	$880	$(1,209)	$(112)	$(1,321)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.02	$(0.04)	$(0.00)	$(0.04)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—	$0.01
Net income (loss) per common share	$0.02	$(0.00)	$0.02	$(0.03)	$(0.00)	$(0.03)

	Quarter Ended October 1, 2004			Quarter Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$37,131	$—	$37,131	$33,678	$—	$33,678

Total cost of service	23,861	—	23,861	21,744	—	21,744
Selling, general and administrative costs	12,464	—	12,464	12,685	—	12,685
Restructuring costs	—	—	—	—	—	—
Loss from misappropriation	—	180	180	—	213	213

Total costs and operating expenses	36,325	180	36,505	34,429	213	34,642

Income (loss) from operations	806	(180)	626	(751)	(213)	(964)

Other income (expense):
Interest income	184	—	184	296	—	296
Interest expense	(40)	—	(40)	(24)	—	(24)

Income (loss) before income taxes and income from discontinued operations	950	(180)	770	(479)	(213)	(692)
Income taxes	126	—	126	251	—	251

Income (loss) from continuing operations	824	(180)	644	(730)	(213)	(943)
Income from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income (loss)	$824	$(180)	$644	$(730)	$(213)	$(943)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.02)	$(0.00)	$(0.02)
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$—	$—
Net income (loss) per common share	$0.02	$(0.01)	$0.01	$(0.02)	$(0.00)	$(0.02)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-K Filing to the restated amounts as of December 30, 2005 and December 31, 2004:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2005			December 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$76,863	$—	$76,863	$71,232	$—	$71,232
Total other assets	75,018	—	75,018	57,501	—	57,501

Total assets	151,881	—	151,881	128,733	—	128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,319	—	6,319	3,462	—	3,462
Accrued expenses and other liabilities	37,751	1,843	39,594	17,910	944	18,854
Loan payable	3,657	—	3,657	—	—	—

Total current liabilities	47,727	1,843	49,570	21,372	944	22,316

Accrued expenses and other liabilities, non-current	3,272	—	3,272	7,507	—	7,507

Total liabilities	50,999	1,843	52,842	28,879	944	29,823

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,020,343 shares at December 30, 2005; 48,969,181 shares at December 31, 2004	51	—	51	49	—	49
Additional paid-in capital	282,749	—	282,749	277,356	—	277,356
Unearned compensation	(8,003)	—	(8,003)	(6,011)	—	(6,011)
Treasury stock, at cost, 6,534,155 shares at December 30, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	—	(22,119)	(18,178)	—	(18,178)

Accumulated deficit	(151,748)	(1,907)	(153,655)	(153,389)	(870)	(154,259)
Accumulated other comprehensive income (loss)	(48)	64	16	27	(74)	(47)

Total shareholders’ equity	100,882	(1,843)	99,039	99,854	(944)	98,910

Total liabilities and shareholders’ equity	$151,881	$—	$151,881	$128,733	$—	$128,733

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-K Filing within operating activities for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 30, 2005			Year Ended December 31, 2004			Year Ended January 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$1,641	$(1,037)	$604	$(148)	$(592)	$(740)	$(4,822)	$(278)	$(5,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,870	—	4,870	5,177	—	5,177	4,954	—	4,954
Non-cash compensation expense	3,392	—	3,392	2,321	—	2,321	1,236	—	1,236
Provision for doubtful accounts	797	—	797	1,060	—	1,060	(235)	—	(235)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(7,572)	—	(7,572)	(3,210)	—	(3,210)	1,309	—	1,309
Decrease (increase) in prepaid expenses and other assets	(88)	—	(88)	920	—	920	10,075	—	10,075
Increase (decrease) in accounts payable	986	—	986	(707)	—	(707)	(2,066)	—	(2,066)
Increase (decrease) in accrued expenses and other liabilities	1,680	1,037	2,717	(2,974)	592	(2,382)	(586)	278	(308)

Net cash provided by operating activities	$5,706	$—	$5,706	$2,439	$—	$2,439	$9,865	$—	$9,865

ANSWERTHINK, INC.

FORM 10-K/A

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

In this Form 10-K/A, unless the context otherwise requires, “Answerthink,” the “Company,” “we,” “us,” and “our” refer to Answerthink, Inc. and its subsidiaries and predecessors.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as the economy grows and companies begin to spend more on improving their business models and IT infrastructure. Our competitors include international, national and regional strategic consulting and technology implementation firms, the IT services divisions of application software firms, and business consulting firms providing subscriptions to peer networking and research-based services. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative service and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approach, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale.

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

STRATEGY

Moving forward, our focus will be on executing the following strategies:

• Continue to position and grow The Hackett Group as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practices strategies. Our objective is to continue to grow our Advisory Program memberships. We believe that our advisory programs and supporting intellectual capital deliver a distinct value proposition and that our clients will naturally turn to our other service offerings when the need arises. Therefore, as we grow our Advisory Program membership base, the revenue growth for our benchmarking and best practice implementation offerings will grow. Our advisory programs target executives seeking guidance and proven strategies on operational and strategic issues. During 2005, we experienced strong growth in our membership-based advisory programs. We continue to develop advisory programs that offer a source of empirically based insight and on-demand advice for executives tasked with performance improvement in an unpredictable business environment. As advisory sales continue to grow, an increasing number of sales will involve multi-year commitments which will improve the predictability of our results.

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

•Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our intellectual property. We believe that our unique Hackett access and our BPI approach coupled with our strong balance sheet and infrastructure can be utilized to support a larger organization. Acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus. For example, our acquisition of REL Consultancy expands our knowledge and capabilities into working capital management and expanded our client base and exposure to additional markets abroad.

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

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K/A or printed elsewhere by management from time to time.

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

We have increasing international operations, which earn our revenues and incur costs in various foreign currencies, primarily the British pound and the euro. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

Purchases of Equity Securities

We have an ongoing authorization, as amended, from the Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. The authorization is for up to $30.0 million, of which approximately $7.9 million is currently still available. All repurchases are made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and no determination was made by the Company to suspend or cancel purchases under the program. We did not make any repurchases of our common stock during the three months ended December 30, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 30, 2005, and, as it relates to the data as of and for the years ended December 30, 2005, December 31, 2004 and January 2, 2004, has been derived from our audited financial statements included herein, as restated. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the total loss resulting from the misappropriation was approximately $2.2 million, of which $1.9 million relates to 2005, 2004 and 2003 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million.

As a result, the Company is filing this amendment to its Form 10-K for the year ended December 30, 2005 (the “Original 10-K Filing”), to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003, as well as the quarterly information related to those periods contained therein. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)	January 3, 2003	December 28, 2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$146,693	$129,339	$117,945	$156,357	$220,966
Reimbursements	16,625	14,208	14,442	20,490	29,377

Total revenues	163,318	143,547	132,387	176,847	250,343
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	83,380	76,626	73,551	104,981	136,758
Reimbursable expenses	16,625	14,208	14,442	20,490	29,377

Total cost of service	100,005	90,834	87,993	125,471	166,135

Selling, general and administrative costs	59,844	49,960	44,697	53,416	78,027
Impairment of goodwill	—	—	—	20,000	—
Restructuring costs	2,923	3,749	4,875	10,886	5,619
Loss from misappropriation	1,037	592	278	—	—

Total costs and operating expenses	163,809	145,135	137,843	209,773	249,781

Income (loss) from operations	(491)	(1,588)	(5,456)	(32,926)	562
Other income (expense):
Interest income (expense), net	1,089	802	706	570	843

Income (loss) before income taxes, income (loss) from discontinued operations and cumulative effect of change in accounting principle	598	(786)	(4,750)	(32,356)	1,405
Income taxes	(6)	324	350	(3,508)	1,807

Income (loss) from continuing operations	604	(1,110)	(5,100)	(28,848)	(402)
Income (loss) from discontinued operations, net of income taxes	—	370	—	(8,911)	(8,117)

Income (loss) before cumulative effect of change in accounting principle	604	(740)	(5,100)	(37,759)	(8,519)
Cumulative effect of change in accounting principle	—	—	—	(31,200)	—

Net income (loss)	$604	$(740)	$(5,100)	$(68,959)	$(8,519)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.03)	$(0.11)	$(0.62)	$(0.01)
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.68)	$—
Net income (loss) per common share	$0.01	$(0.02)	$(0.11)	$(1.49)	$(0.19)
Weighted average common shares outstanding	43,575	44,188	45,140	46,348	43,999

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.03)	$(0.11)	$(0.62)	$(0.01)
Income (loss) from discontinued operations, net of income taxes	$—	$0.01	$—	$(0.19)	$(0.18)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.68)	$—
Net income (loss) per common share	$0.01	$(0.02)	$(0.11)	$(1.49)	$(0.19)
Weighted average common shares and common share equivalents	45,302	44,188	45,140	46,348	43,999

	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)	January 3, 2003	December 28, 2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,103	$38,890	$54,441	$35,369	$35,679
Restricted cash	$4,257	$3,000	$3,000	$2,909	$—
Marketable investments	$9,902	$9,902	$10,000	$28,050	$24,209
Working capital	$27,293	$48,916	$58,525	$72,851	$81,313
Total assets	$151,881	$128,733	$135,223	$145,361	$211,919
Shareholders’ equity	$99,039	$98,910	$104,934	$113,047	$177,701

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

Unbilled revenues represent revenues for services performed that have not been invoiced. If we do not accurately estimate the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time or we do not meet our clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to our results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of service.

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

The foregoing list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Please see our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K/A, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenues of such results:

	Year Ended
	December 30, 2005 (Restated)		December 31, 2004 (Restated)		January 2, 2004 (Restated)
	(in thousands, except percentage data)
Revenues:
Revenues before reimbursements	$146,693	89.8%	$129,339	90.1%	117,945	89.1%
Reimbursements	16,625	10.2%	14,208	9.9%	14,442	10.9%

Total revenues	163,318	100.0%	143,547	100.0%	132,387	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $749, $852, and $490 of stock compensation expense in 2005, 2004 and 2003, respectively)	83,380	51.0%	76,626	53.4%	73,551	55.6%
Reimbursable expenses	16,625	10.2%	14,208	9.9%	14,442	10.9%

Total cost of service	100,005	61.2%	90,834	63.3%	87,993	66.5%
Selling, general and administrative costs (includes $2,643, $1,469, and $746 of stock compensation expense in 2005, 2004 and 2003, respectively)	59,844	36.7%	49,960	34.8%	44,697	33.7%
Restructuring costs	2,923	1.8%	3,749	2.6%	4,875	3.7%
Loss from misappropriation	1,037	0.6%	592	0.4%	278	0.2%

Total costs and operating expenses	163,809	100.3%	145,135	101.1%	137,843	104.1%

Income (loss) from operations	(491)	(0.3%)	(1,588)	(1.1%)	(5,456)	(4.1%)
Other income (expense):
Interest income (expense), net	1,089	0.7%	802	0.6%	706	0.5%

Income (loss) before income taxes and income from discontinued operations	598	0.4%	(786)	(0.5%)	(4,750)	(3.6%)
Income taxes	(6)	0.0%	324	0.2%	350	0.3%

Income (loss) from continuing operations	604	0.4%	(1,110)	(0.7%)	(5,100)	(3.9%)
Income from discontinued operations, net of income taxes	—	—	370	0.2%	—	—

Net income (loss)	$604	0.4%	$(740)	(0.5%)	$(5,100)	(3.9%)

Comparison of 2005 to 2004

Overview. We reported net income of $604 thousand in 2005 compared to a net loss of $(740) thousand in 2004. Our $604 thousand of net income during 2005 included restructuring costs of $2.9 million, non-cash stock compensation expense of $3.4 million, and $1,037 thousand of loss from misappropriation. Non-cash compensation expense of approximately $800 thousand and $2.6 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our $740 thousand net loss during 2004 included restructuring costs of $3.7 million, non-cash stock compensation expense of $2.3 million and $592 thousand of loss from misappropriation. Non-cash compensation expense of approximately $800 thousand and $1.5 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previous restructuring charges and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The non-cash compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above. The loss from misappropriation in 2005 and 2004 related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former UK disbursement agent.

Revenues. Revenues increased 14% to $163.3 million in 2005 from $143.5 million in 2004. The increase in revenues was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice. Additionally, the acquisition of REL Consultancy Group Limited (“REL”), a U.K. company that provides working capital management advisory services primarily in Europe and the U.S. on November 29, 2005 contributed to the increase in revenues for 2005. REL revenues for 2005 amounted to $2.5 million. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to increased price competition from offshore suppliers. Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2005 and 2004. In fiscal year 2005, one customer had revenues equal to or greater than 5% of total revenues, accounting for 5% of total revenues. In fiscal year 2004, one customer had revenues greater than 5% of total revenues, accounting for 7% of total revenues. With respect to our largest customer in 2005, our contracts can be cancelled for convenience by the customer upon 30 days’ notice. Our projects with this customer expire on various dates ranging from January 2006 to October 2006. We do not anticipate any credit and/or collection issues with this customer. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from this key customer could have a material adverse effect on our results of operations.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 9% to $83.4 million in 2005 from $76.6 million in 2004. This increase was primarily attributable to an increase in the average number of consultants in order to balance workforce capacity with market demand for services. Average consultant headcount excluding REL was 584 in 2005 and 557 in 2004. In addition, we had a slightly higher average cost per consultant in 2005 and the acquisition of REL added approximately 100 consultants during the month of December 2005.

Cost of service as a percentage of revenues, excluding the impact of REL in 2005, decreased to 61% in 2005 from 63% in 2004. The decrease was primarily the result of higher revenue per consultant during 2005 due to an increase in the average gross billing rate per hour to $190 in 2005 from $178 in 2004, which was partially offset by a slightly higher cost per consultant. The rate increase is a result of our continuing shift in mix to higher rate benchmarking and membership advisory programs and related transformation advisory services including the launch of the new fixed priced transformation advisory programs in March 2005 sold under the Hackett brand. Utilization was comparable at 69% for 2005 and 2004.

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

Restructuring Costs. Restructuring costs were $2.9 million and $3.7 million in 2005 and 2004, respectively. The $2.9 million of restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities of which $1.1 million specifically related to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20.0 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The $3.7 million of restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations in 2004.

Loss From Misappropriation. The loss from misappropriation of $1,037 thousand in 2005 and $592 thousand in 2004 relates to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our United Kingdom operations. As a result, we are restating our financial statements and other financial information for the years 2005, 2004 and 2003 and for each of the quarters in the years 2005 and 2004. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

Income Taxes. In 2005, we recorded an income tax benefit of $6 thousand which represented an effective tax rate of (1.0%) of our income before income taxes and income from discontinued operations, as restated. The 2005 tax benefit was comprised of a $229 thousand tax benefit related primarily to REL post acquisition losses in the U.S. partially offset by $223 thousand of income tax expense for certain state and foreign taxes related to non REL entities. In 2004, we recorded an income tax expense of $324 thousand which represented an effective tax rate of 41.2% of our loss before income taxes and income from discontinued operations, for certain state and foreign taxes, as restated. The estimated annual effective tax rates include an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2005 and 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have approximately $76.0 million of U.S. federal net operating loss carryforwards as of December 30, 2005. The loss from misappropriation increased the UK’s net operating loss carryforward by $1.9 million as of December 30, 2005. A full valuation allowance has been provided for these losses.

Comparison of 2004 to 2003

Overview. We reported a net loss of $740 thousand in 2004 compared to a net loss of $5.1 million in 2003. Our $740 thousand loss during 2004 included restructuring costs of $3.7 million, non-cash stock compensation expense of $2.3 million and $592 thousand of loss from misappropriation. Non-cash compensation expense of approximately $800 thousand and $1.5 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our $5.1 million loss during 2003 included restructuring costs of $4.9 million, non-cash stock compensation expense of $1.2 million and $278 thousand of loss from misappropriation. Non-cash compensation expense of approximately $500 thousand and $700 thousand is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above pursuant to a voluntary stock option exchange program which ended on July 14, 2003. The loss from misappropriation in 2004 and 2003 relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former UK disbursement agent.

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

Cost of Service. Personnel costs primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Personnel costs increased 3.2% to $90.8 million in 2004 from $88.0 million in 2003. This slight increase was primarily attributable to an increase in the number of consultants in order to balance workforce capacity with market demand for services, partially offset by lower average cost per consultant. Consultant headcount was 550 as of December 31, 2004 compared to 483 as of January 2, 2004. Personnel costs as a percentage of revenues decreased to 63% during 2004 from 66% in 2003, primarily as the result of lower average cost per consultant attributable to the addition of lower cost offshore resources as part of the acquisition of EZCommerce.

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

Loss From Misappropriation. The loss from misappropriation of $592 thousand in 2004 and $278 thousand in 2003 relates to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our United Kingdom operations. As a result, the Company is filing this amendment to its Form 10-K for the year ended December 30, 2005 (the “Original 10-K Filing”), to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003 as well as the quarterly information related to those periods contained therein. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

Income Taxes. In 2004 and 2003, we recorded $324 thousand and $350 thousand, respectively, of income tax expense for certain state and foreign taxes, which represented 41.2% and 7.4% of our restated loss before income taxes and income from discontinued operations. We did not recognize an income tax benefit for federal and state taxes due to the establishment of a valuation allowance for the tax benefit generated on losses during 2004 and 2003. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The loss from misappropriation increased the UK’s net operating loss carryforward by $0.9 million as of December 31, 2004. A full valuation allowance has been provided for these losses.

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

Net cash provided by operating activities was $5.7 million in 2005 compared to $2.4 million for 2004. During 2005, net cash provided by operating activities was primarily attributable to net income of $604 thousand, $9.1 million of non-cash expenses and increases in accounts payable of $1.0 million, and accrued expenses and other liabilities of $2.7 million, primarily attributable to the REL acquisition, partially offset by a $7.6 million increase in accounts receivable and unbilled revenue, primarily attributable to the REL acquisition. Non-cash expenses included depreciation and amortization, non-cash compensation expense and provision for doubtful accounts. During 2004, net cash provided by operating activities was primarily attributable to $8.6 million of non-cash expenses partially offset by a $3.2 million increase in accounts receivable and unbilled revenue and a decrease of $2.4 million in accrued expenses and other liabilities.

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

In November 2005, the Company acquired REL for a purchase price of $21.3 million in cash upon closing and deferred consideration of approximately $7.1 million to be paid at various dates though May 15, 2006, provided that the Company does not identify any warranty or indemnity claims. During the first quarter of 2006, approximately $1.7 million of deferred compensation was paid. These amounts do not include additional consideration in a sum not to exceed $9.0 million due upon the achievement of certain revenue targets related to the performance of REL during the 12-month period ending December 31, 2005 and the adjustment to the consideration paid to the shareholders based on the final value of net tangible assets acquired at closing which was not determinable as of December 31, 2005. In May 2004, the Company purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. The first installment of the deferred payments was paid in 2005. In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. In both 2005 and 2004, we paid $1.1 million of earned contingent consideration, which totaled $2.2 million in the aggregate.

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

18,615

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 30, 2005.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANSWERTHINK, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Certified Public Accounting Firms	33

Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004	35

Consolidated Statements of Operations for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	36

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	37

Consolidated Statements of Cash Flows for the Years Ended December 30, 2005, December 31, 2004 and January 2, 2004	38

Notes to Consolidated Financial Statements	39

Schedule II — Valuation and Qualifying Accounts and Reserves	63

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements as of and for the year ended December 30, 2005 have been restated to record a loss from the misappropriation of funds and accrue for the payroll tax liability and related interest owed in connection with this misappropriation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Answerthink, Inc.’s internal control over financial reporting as of December 30, 2005, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2006, except as to the effect of the material weakness, which is dated February 15, 2007, expressed an unqualified opinion on management’s revised assessment on the effective operation of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ BDO Seidman, LLP

Miami, Florida

March 14, 2006, except as to effect of the

restatement discussed in Note 1, which is dated February 15, 2007

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

As further described in Note 1, the Company has restated its 2004 and 2003 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 14, 2005, except for the effect of the restatement described in Note 1, as to which the date is February 15, 2007

ANSWERTHINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2005 (Restated)	December 31, 2004 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,103	$38,890
Marketable investments	9,902	—
Restricted cash	3,657	—
Accounts receivable and unbilled revenue, net of allowance of $1,766 and $2,109 in 2005 and 2004, respectively	41,928	28,883
Prepaid expenses and other assets	3,273	3,459

Total current assets	76,863	71,232

Marketable investments	—	9,902
Restricted cash	600	3,000
Property and equipment, net	6,304	7,568
Other assets	6,422	3,245
Goodwill, net	61,692	33,786

Total assets	$151,881	$128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,319	$3,462
Accrued expenses and other liabilities	39,594	18,854
Loan payable	3,657	—

Total current liabilities	49,570	22,316

Accrued expenses and other liabilities, non-current	3,272	7,507

Total liabilities	52,842	29,823

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,020,343 shares at December 30, 2005; 48,969,181 shares at December 31, 2004	51	49
Additional paid-in capital	282,749	277,356
Unearned compensation	(8,003)	(6,011)
Treasury stock, at cost, 6,534,155 shares at December 30, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	(18,178)
Accumulated deficit	(153,655)	(154,259)
Accumulated other comprehensive income (loss)	16	(47)

Total shareholders’ equity	99,039	98,910

Total liabilities and shareholders’ equity	$151,881	$128,733

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)
Revenues:
Revenues before reimbursements	$146,693	$129,339	$117,945
Reimbursements	16,625	14,208	14,442

Total revenues	163,318	143,547	132,387

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $749, $852, and $490 of stock compensation expense in 2005, 2004 and 2003, respectively)	83,380	76,626	73,551
Reimbursable expenses	16,625	14,208	14,442

Total cost of service	100,005	90,834	87,993

Selling, general and administrative costs (includes $2,643, $1,469, and $746 of stock compensation expense in 2005, 2004 and 2003, respectively)	59,844	49,960	44,697
Restructuring costs	2,923	3,749	4,875
Loss from misappropriation	1,037	592	278

Total costs and operating expenses	163,809	145,135	137,843

Loss from operations	(491)	(1,588)	(5,456)
Other income (expense):
Interest income	1,168	866	706
Interest expense	(79)	(64)	—

Income (loss) before income taxes and income from discontinued operations	598	(786)	(4,750)
Income taxes	(6)	324	350

Income (loss) from continuing operations	604	(1,110)	(5,100)
Income from discontinued operations, net of income taxes	—	370	—

Net income (loss)	$604	$(740)	$(5,100)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.03)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$0.01	$—
Net income (loss) per common share	$0.01	$(0.02)	$(0.11)

Weighted average common shares outstanding	43,575	44,188	45,140

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.03)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$0.01	$—
Net income (loss) per common share	$0.01	$(0.02)	$(0.11)

Weighted average common and common equivalent shares outstanding	45,302	44,188	45,140

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

								Accumulated Other Comprehensive Income (Loss) (Restated)
									Total Shareholders’ Equity (Restated)	Comprehensive Income (Loss) (Restated)
	Common Stock		Additional Paid-in Capital	Treasury Stock		Unearned Compensation	Accumulated Deficit (Restated)
	Shares	Amount		Shares	Amount
Balance at January 3, 2003	47,728	$48	$263,626	(1,146)	$(2,208)	$—	$(148,419)	$—	$113,047
Issuance of common stock	563	—	1,252	—	—	—	—	—	1,252
Treasury stock purchased	—	—	—	(2,404)	(5,478)	—	—	—	(5,478)
Issuance of restricted stock units, net of cancellations	—	—	9,487	—	—	(9,487)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	1,120	—	—	1,120
Stock compensation expense	—	—	13	—	—	—	—	—	13
Variable stock options	—	—	103	—	—	—	—	—	103
Net loss (as restated)	—	—	—	—	—	—	(5,100)	—	(5,100)	$(5,100)

Foreign currency translation								(23)	(23)	(23)

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(5,123)

Balance at January 2, 2004	48,291	$48	$274,481	(3,550)	$(7,686)	$(8,367)	$(153,519)	$(23)	$104,934
Issuance of common stock	678	1	2,910	—	—	—	—	—	2,911
Treasury stock purchased	—	—	—	(1,977)	(10,492)	—	—	—	(10,492)
Issuance of restricted stock units, net of cancellations	—	—	(97)	—	—	97	—	—	—
Amortization of restricted stock units	—	—	—	—	—	2,259	—	—	2,259
Variable stock options	—	—	62	—	—	—	—	—	62
Net loss (as restated)	—	—	—	—	—	—	(740)	—	(740)	$(740)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	(98)	(98)	(98)
Foreign currency translation	—	—	—	—	—	—	—	74	74	74

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(764)

Balance at December 31, 2004	48,969	$49	$277,356	(5,527)	$(18,178)	$(6,011)	$(154,259)	$(47)	$98,910
Issuance of common stock	2,051	2	269	—	—	—	—	—	271
Treasury stock purchased	—	—	—	(1,007)	(3,941)	—	—	—	(3,941)
Issuance of restricted stock units, net of cancellations	—	—	5,135	—	—	(5,135)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	3,143	—	—	3,143
Variable stock options	—	—	(11)	—	—	—	—	—	(11)
Net income (as restated)	—	—	—	—	—	—	604	—	604	$604
Foreign currency translation	—	—	—	—	—	—	—	63	63	63

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	$667

Balance at December 30, 2005	51,020	$51	$282,749	(6,534)	$(22,119)	$(8,003)	$(153,655)	$16	$99,039

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)
Cash flows from operating activities:
Net income (loss)	$604	$(740)	$(5,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,870	5,177	4,954
Non-cash compensation expense	3,392	2,321	1,236
Provision for doubtful accounts	797	1,060	(235)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(7,572)	(3,210)	1,309
Decrease (increase) in prepaid expenses and other assets	(88)	920	10,075
Increase (decrease) in accounts payable	986	(707)	(2,066)
Increase (decrease) in accrued expenses and other liabilities	2,717	(2,382)	(308)

Net cash provided by operating activities	5,706	2,439	9,865
Cash flows from investing activities:
Purchases of property and equipment	(1,762)	(3,199)	(1,225)
Decrease (increase) in restricted cash	2,400	—	(91)
Purchases of marketable investments	(27,900)	(39,750)	(58,458)
Proceeds from sales, calls and maturities of marketable investments	27,900	39,750	76,508
Cash used in acquisition of businesses, net of cash acquired	(23,256)	(7,210)	(3,301)

Net cash provided by (used in) investing activities	(22,618)	(10,409)	13,433
Cash flows from financing activities:
Proceeds from issuance of common stock	1,704	2,911	1,252
Payment of employee withholding tax related to restricted stock units	(1,432)	—	—
Repurchases of common stock	(3,941)	(10,492)	(5,478)
Proceeds from borrowings	162	—	—
Repayments of loan payable	(368)	—	—

Net cash used in financing activities	(3,875)	(7,581)	(4,226)

Net increase (decrease) in cash and cash equivalents	(20,787)	(15,551)	19,072
Cash and cash equivalents at beginning of year	38,890	54,441	35,369

Cash and cash equivalents at end of year	$18,103	$38,890	$54,441

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$—	$—
Cash paid for income taxes	$401	$193	$110

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million, of which $1.9 million relates to 2005, 2004 and 2003 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

The former disbursement agent admitted to the full extent of the misappropriation. A suit was commenced against the former disbursement agent in the UK on October 27, 2006. The Company and the former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim have been and will be accounted for as income in the period collected.

As a result, on February 15, 2007, we amended the Company’s Annual Report on Form 10-K for the year ended December 30, 2005, to amend and restate financial statements for the years 2005, 2004, and 2003, as well as the quarterly information contained therein. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest owed to the United Kingdom Inland Revenue.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within financial statements previously reported in the Original 10-K Filing.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Restatement (continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-K Filing to the restated consolidated statements of operations for the three fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004. See Note 19 to the consolidated financial statements for a reconciliation of the restated and unaudited results for the fiscal quarterly periods in 2005 and 2004. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 30, 2005			Year Ended December 31, 2004			Year Ended January 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$163,318	$—	$163,318	$143,547	$—	$143,547	$132,387	$—	$132,387

Total cost of service	100,005	—	100,005	90,834	—	90,834	87,993	—	87,993
Selling, general and administrative costs	59,844	—	59,844	49,960	—	49,960	44,697	—	44,697
Restructuring costs	2,923	—	2,923	3,749	—	3,749	4,875	—	4,875
Loss from misappropriation	—	1,037	1,037	—	592	592	—	278	278

Total costs and operating expenses	162,772	1,037	163,809	144,543	592	145,135	137,565	278	137,843

Income (loss) from operations	546	(1,037)	(491)	(996)	(592)	(1,588)	(5,178)	(278)	(5,456)

Other income (expense):
Interest income	1,168	—	1,168	866	—	866	706	—	706
Interest expense	(79)	—	(79)	(64)	—	(64)	—	—	—

Income (loss) before income taxes and income from discontinued operations	1,635	(1,037)	598	(194)	(592)	(786)	(4,472)	(278)	(4,750)
Income taxes	(6)	—	(6)	324	—	324	350	—	350

Income (loss) from continuing operations	1,641	(1,037)	604	(518)	(592)	(1,110)	(4,822)	(278)	(5,100)
Income from discontinued operations, net of income taxes	—	—	—	370	—	370	—	—	—

Net income (loss)	$1,641	$(1,037)	$604	$(148)	$(592)	$(740)	$(4,822)	$(278)	$(5,100)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.04	$(0.03)	$0.01	$(0.01)	$(0.02)	$(0.03)	$(0.11)	$(0.00)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—	$0.01	$—	$—	$—
Net income (loss) per common share	$0.04	$(0.03)	$0.01	$(0.00)	$(0.02)	$(0.02)	$(0.11)	$(0.00)	$(0.11)

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Restatement (continued)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-K Filing to the restated amounts as of December 30, 2005 and December 31, 2004:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2005			December 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$76,863	$—	$76,863	$71,232	$—	$71,232
Total other assets	75,018	—	75,018	57,501	—	57,501

Total assets	151,881	—	151,881	128,733	—	128,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,319	—	6,319	3,462	—	3,462
Accrued expenses and other liabilities	37,751	1,843	39,594	17,910	944	18,854
Loan payable	3,657	—	3,657	—	—	—

Total current liabilities	47,727	1,843	49,570	21,372	944	22,316

Accrued expenses and other liabilities, non-current	3,272	—	3,272	7,507	—	7,507

Total liabilities	50,999	1,843	52,842	28,879	944	29,823

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,020,343 shares at December 30, 2005; 48,969,181 shares at December 31, 2004	51	—	51	49	—	49
Additional paid-in capital	282,749	—	282,749	277,356	—	277,356
Unearned compensation	(8,003)	—	(8,003)	(6,011)	—	(6,011)
Treasury stock, at cost, 6,534,155 shares at December 30, 2005 and 5,526,855 shares at December 31, 2004	(22,119)	—	(22,119)	(18,178)	—	(18,178)

Accumulated deficit	(151,748)	(1,907)	(153,655)	(153,389)	(870)	(154,259)
Accumulated other comprehensive income (loss)	(48)	64	16	27	(74)	(47)

Total shareholders’ equity	100,882	(1,843)	99,039	99,854	(944)	98,910

Total liabilities and shareholders’ equity	$151,881	$—	$151,881	$128,733	$—	$128,733

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Restatement (continued)

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-K Filing within operating activities for the fiscal years ended December 30, 2005, December 31, 2004, and January 2, 2004:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 30, 2005			Year Ended December 31, 2004			Year Ended January 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income (loss)	$1,641	$(1,037)	$604	$(148)	$(592)	$(740)	$(4,822)	$(278)	$(5,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,870	—	4,870	5,177	—	5,177	4,954	—	4,954
Non-cash compensation expense	3,392	—	3,392	2,321	—	2,321	1,236	—	1,236
Provision for doubtful accounts	797	—	797	1,060	—	1,060	(235)	—	(235)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(7,572)	—	(7,572)	(3,210)	—	(3,210)	1,309	—	1,309
Decrease (increase) in prepaid expenses and other assets	(88)	—	(88)	920	—	920	10,075	—	10,075
Increase (decrease) in accounts payable	986	—	986	(707)	—	(707)	(2,066)	—	(2,066)
Increase (decrease) in accrued expenses and other liabilities	1,680	1,037	2,717	(2,974)	592	(2,382)	(586)	278	(308)

Net cash provided by operating activities	$5,706	$—	$5,706	$2,439	$—	$2,439	$9,865	$—	$9,865

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Nature of Business and Significant Accounting Policies

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

2. Nature of Business and Significant Accounting Policies (continued)

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Nature of Business and Significant Accounting Policies (continued)

Unbilled revenues represent revenues for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage the projects properly within the planned periods of time or does not meet the clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations. Revenues before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of service.

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

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 12. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 30, 2005, December 31, 2004 and January 2, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, expect per share data):

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Nature of Business and Significant Accounting Policies (continued)

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)
Net income (loss), as reported	$604	$(740)	$(5,100)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,392	2,321	1,236
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(5,195)	(5,354)	(6,702)

Pro forma net loss	$(1,199)	$(3,773)	$(10,566)

Basic net income (loss) per common share
As reported	$0.01	$(0.02)	$(0.11)
Pro forma	$(0.03)	$(0.09)	$(0.23)
Diluted net income (loss) per common share
As reported	$0.01	$(0.02)	$(0.11)
Pro forma	$(0.03)	$(0.09)	$(0.23)

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Nature of Business and Significant Accounting Policies (continued)

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

3. Acquisitions and Investing Activities

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

3. Acquisitions and Investing Activities (continued)

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2005	2004	2003
Fair value of net assets (excluding cash) acquired	$(4,146)	$1,121	$1,264
Goodwill	27,690	7,066	—
Intangible assets	5,332	1,943	2,287
Deferred payment accrued	(7,120)	(2,920)	—
Deferred payment paid	1,500	—	—
Accrued earn-out	—	—	(250)

Cash used in acquisition of businesses, net of cash acquired	$23,256	$7,210	$3,301

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

In November 2005, the Company purchased REL Consultancy Group Limited (“REL”), a privately-held U.K. company that provides working capital management advisory services primarily in Europe and the U.S. Under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. Deferred consideration of approximately $7.1 million, which was recorded as part of the acquisition costs, will be paid at various dates through May 15, 2006, provided that the Company does not identify any warranty or indemnity claims. During the first quarter of 2006, approximately $1.7 million of deferred consideration was paid. These amounts do not include additional consideration in a sum not to exceed $9.0 million due upon the achievement of certain revenue targets related to the performance of REL during the 12-month period ending December 31, 2005 and the adjustment to the consideration paid to the shareholders based on the final value of net tangible assets acquired at closing, which was not determinable as of December 30, 2005. Any payments related to the contingent consideration will be recorded as an adjustment to goodwill. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

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

The following unaudited pro forma information is provided for the REL acquisition assuming it occurred as of January 1, 2005 and as of January 3, 2004, respectively, (in thousands, except per share amounts):

	2005 (Restated)	2004 (Restated)
Revenues	$200,075	$178,922
Net loss	$(3,768)	$(2,080)

Basic and diluted net loss per share	$(0.09)	$(0.05)

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Acquisitions and Investing Activities (continued)

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

3. Acquisitions and Investing Activities (continued)

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

5. Marketable Investments

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

5. Marketable Investments (continued)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations. Gross realized gains and losses on the sale of securities were not material to the Company’s consolidated results of operations for the years ended December 30, 2005, December 31, 2004 and January 2, 2004.

6. Property and Equipment, net

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

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 30, 2005 (Restated)	December 31, 2004 (Restated)
Accrued compensation and benefits	$7,037	$4,391
Accrued bonuses	4,778	971
Accrued restructuring related expenses	1,844	2,021
Deferred revenue	7,715	4,680
Other accrued expenses	9,604	5,355
Acquisition related deferred payments	8,616	1,436

Current accrued expenses and other liabilities	39,594	18,854

Accrued restructuring related expenses- non-current	2,990	6,023
Acquisition related deferred payment- non-current	—	1,484
Other accrued expenses – non-current	282	—

Non-current accrued expenses and other liabilities	3,272	7,507

Total accrued expenses and other liabilities	$42,866	$26,361

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Expenses and Other Liabilities (continued)

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

8. Loan Payable

At December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as short term borrowings in the accompanying balance sheet. The loan is secured by $3.7 million of cash, classified as current restricted cash in the accompanying balance sheet. This bank loan carries interest on the balance, net of restricted cash, of 2% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. The loan was repaid during March 2006.

9. Letters of Credit

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

10. Lease Commitments

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)
Current tax expense (benefit)
Federal	$(204)	$—	$—
State	110	231	262
Foreign	88	93	88

	(6)	324	350
Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income taxes	$(6)	$324	$350

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 30, 2005 (Restated)	December 31, 2004 (Restated)	January 2, 2004 (Restated)
U.S. statutory income tax (benefit) rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax benefit	11.9	19.1	3.6
Loss on investment in subsidiary	—	633.4	(122.0)
Valuation allowance	(124.2)	(603.6)	158.7
Other, net	76.3	27.3	2.1

Effective rate	(1.0)%	41.2%	7.4%

The components of the net deferred income tax asset are as follows (in thousands):

	December 30, 2005 (Restated)	December 31, 2004 (Restated)
Deferred income tax assets:
Purchased research and development	$711	$817
Allowance for doubtful accounts	693	833
Net operating loss and tax credits carryforward	34,625	30,842
Accrued expenses and other liabilities	5,812	6,373

	41,841	38,865
Valuation allowance	(37,194)	(35,621)

	4,647	3,244
Deferred income tax liabilities:
Depreciation and amortization	(3,729)	(2,060)
Other items	(918)	(1,184)

	(4,647)	(3,244)

Net deferred income tax asset	$—	$—

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes (continued)

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

In connection with the loss from misappropriation, the Company’s net operating loss carryforward in the UK increased by approximately $1.9 million as of December 30, 2005. These losses, of which a full valuation reserve has been provided, may be carried forward indefinitely.

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

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 30, 2005 and December 31, 2004, the Company had established a valuation allowance, as restated of $37.2 million and $35.6 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

12. Shareholders’ Equity

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

12. Shareholders’ Equity (continued)

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

12. Shareholders’ Equity (continued)

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

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. In 2003, 2004 and the second quarter of 2005, the Board of Directors approved the repurchase of an additional $25.0 million of the Company’s common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 30, 2005 and December 31, 2004, the Company had repurchased 6,534,155 shares and 5,526,855 shares of its common stock at an average price of $3.39 and $3.29 per share, respectively. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Shareholders’ Equity (continued)

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

13. Benefit Plan

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

14. Restructuring Costs

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

14. Restructuring Costs (continued)

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected times estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

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

14. Restructuring Costs (continued)

2005 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	407	694	1,101
Expenditures:
2005	(35)	—	(35)

Accrual balance at December 30, 2005	$372	$694	$1,066

15. Discontinued Operations

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

16. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Total Revenues
Domestic	$152,421	$133,916	$128,085
Foreign	10,897	9,631	4,302

Total	$163,318	$143,547	$132,387

Long-lived assets are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30, 2005	December 31, 2004	January 2, 2004
Long-Lived Assets
Domestic	$43,112	$44,374	$38,551
Foreign	31,306	225	94

Total	$74,418	$44,599	$38,645

In 2005, foreign assets included $30.9 million of goodwill and intangible assets related to REL, a UK based company.

The Company’s revenue is derived from the following service groups (in thousands):

	Year ended December 30, 2005	Year ended December 31, 2004	Year ended January 2, 2004
The Hackett Group
Benchmarking and Membership Advisory Programs	$27,802	$22,093	$12,667
Business Transformation	42,309	30,861	22,159
Best Practices Solutions
Business Applications	54,888	58,601	64,205
Business Intelligence	38,319	31,992	33,356

Total Revenues	$163,318	$143,547	$132,387

18. Related Party Transactions

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Quarterly Financial Information (unaudited)

The following table reconciles the Company’s previously reported results in the Original 10-K Filing to the restated consolidated statements of operations for the supplemental quarterly financial information for the years ended December 30, 2005 and December 31, 2004.

Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended April 1, 2005			Quarter Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$36,872	$—	$36,872	$41,700	$—	$41,700

Total cost of service	24,202	—	24,202	24,558	—	24,558
Selling, general and administrative costs	13,319	—	13,319	16,118	—	16,118
Restructuring costs	1,134	—	1,134	—	—	—
Loss from misappropriation	—	246	246	—	278	278

Total costs and operating expenses	38,655	246	38,901	40,676	278	40,954

Income (loss) from operations	(1,783)	(246)	(2,029)	1,024	(278)	746

Other income (expense):
Interest income	263	—	263	321	—	321
Interest expense	(24)	—	(24)	(16)	—	(16)

Income (loss) before income taxes	(1,544)	(246)	(1,790)	1,329	(278)	1,051
Income taxes	(114)	—	(114)	95	—	95

Net income (loss)	$(1,430)	$(246)	$(1,676)	$1,234	$(278)	$956

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.03)	$(0.01)	$(0.04)	$0.03	$(0.01)	$0.02

	Quarter Ended September 30, 2005			Quarter Ended December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$40,005	$—	$40,005	$44,741	$—	$44,741

Total cost of service	23,744	—	23,744	27,501	—	27,501
Selling, general and administrative costs	14,314	—	14,314	16,093	—	16,093
Restructuring costs	—	—	—	1,789	—	1,789
Loss from misappropriation	—	277	277	—	236	236

Total costs and operating expenses	38,058	277	38,335	45,383	236	45,619

Income (loss) from operations	1,947	(277)	1,670	(642)	(236)	(878)

Other income (expense):
Interest income	346	—	346	238	—	238
Interest expense	(12)	—	(12)	(27)	—	(27)

Income (loss) before income taxes	2,281	(277)	2,004	(431)	(236)	(667)
Income taxes	174	—	174	(161)	—	(161)

Net income (loss)	$2,107	$(277)	$1,830	$(270)	$(236)	$(506)

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$(0.01)	$0.04	$(0.01)	$(0.00)	$(0.01)

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Quarterly Financial Information (unaudited) (continued)

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended April 2, 2004			Quarter Ended July 2, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$35,089	$—	$35,089	$37,649	$—	$37,649

Total cost of service	21,896	—	21,896	23,333	—	23,333
Selling, general and administrative costs	12,373	—	12,373	12,438	—	12,438
Restructuring costs	—	—	—	3,749	—	3,749
Loss from misappropriation	—	87	87	—	112	112

Total costs and operating expenses	34,269	87	34,356	39,520	112	39,632

Income (loss) from operations	820	(87)	733	(1,871)	(112)	(1,983)

Other income (expense):
Interest income	190	—	190	196	—	196
Interest expense	—	—	—	—	—	—

Income (loss) before income taxes and income from discontinued operations	1,010	(87)	923	(1,675)	(112)	(1,787)
Income taxes	43	—	43	(96)	—	(96)

Income (loss) from continuing operations	967	(87)	880	(1,579)	(112)	(1,691)
Income from discontinued operations, net of income taxes	—	—	—	370	—	370

Net income (loss)	$967	$(87)	$880	$(1,209)	$(112)	$(1,321)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.00)	$0.02	$(0.04)	$(0.00)	$(0.04)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—	$0.01
Net income (loss) per common share	$0.02	$(0.00)	$0.02	$(0.03)	$(0.00)	$(0.03)

	Quarter Ended October 1, 2004			Quarter Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$37,131	$—	$37,131	$33,678	$—	$33,678

Total cost of service	23,861	—	23,861	21,744	—	21,744
Selling, general and administrative costs	12,464	—	12,464	12,685	—	12,685
Restructuring costs	—	—	—	—	—	—
Loss from misappropriation	—	180	180	—	213	213

Total costs and operating expenses	36,325	180	36,505	34,429	213	34,642

Income (loss) from operations	806	(180)	626	(751)	(213)	(964)

Other income (expense):
Interest income	184	—	184	296	—	296
Interest expense	(40)	—	(40)	(24)	—	(24)

Income (loss) before income taxes and income from discontinued operations	950	(180)	770	(479)	(213)	(692)
Income taxes	126	—	126	251	—	251

Income (loss) from continuing operations	824	(180)	644	(730)	(213)	(943)
Income from discontinued operations, net of income taxes	—	—	—	—	—	—

Net income (loss)	$824	$(180)	$644	$(730)	$(213)	$(943)

Basic and diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.01	$(0.02)	$(0.00)	$(0.02)
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$—	$—
Net income (loss) per common share	$0.02	$(0.01)	$0.01	$(0.02)	$(0.00)	$(0.02)

ANSWERTHINK, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 30, 2005, DECEMBER 31, 2004 AND JANUARY 2, 2004

(in thousands)

Allowance for Doubtful Acounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at Ending of Year
Year Ended December 30, 2005	$2,109	$797	$(1,140)	$1,766

Year Ended December 31, 2004	$1,757	$1,060	$(708)	$2,109

Year Ended January 2, 2004	$3,526	$(235)	$(1,534)	$1,757

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

ITEM 9A. CONTROL AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. Solely as a result of this material weakness in internal control over financial reporting, we concluded that our disclosure controls and procedures were not effective for the periods covered under this report.

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

In the Company’s Annual Report on Form 10-K for the year ended December 30, 2005, filed on March 16, 2006, management concluded that our internal control over financial reporting was effective as of December 30, 2005. Subsequently, management identified the following material weakness in internal control over financial reporting:

The Company did not maintain effective controls over cash disbursements and payroll transactions for its UK operations. As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and concluded that the loss resulting from the misappropriation was approximately $2.2 million. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, the write-off of funds owed back to the Company from the agent of approximately $0.3 million. This material weakness has caused the Company to amend its Annual Report on Form 10-K and amend and restate financial statements and other financial information for the years 2005, 2004 and 2003 and for each of the quarters in the years 2005 and 2004. See Note 1 to the Company’s consolidated financial statements for a detailed description of the effects of the restatement.

Solely as a result of this material weakness, we concluded that our internal controls over financial reporting were not effective for the periods covered under this report.

The Company opened its European financial shared service center in London, England in December 2005, and ceased its agency relationship with the UK disbursement agent in January 2006. Vendor disbursements are now processed in-house by our European financial shared service center, and payroll and related tax disbursements have been migrated to ADP UK, a unit of the largest global payroll processing organization. In addition, all tax filings in the Company’s European operations are now subject to review by the Company’s European Chief Financial Officer.

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

Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

Answerthink, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Answerthink, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of REL Consultancy Group Limited (“REL”), which is included in the 2005 consolidated financial statements of Answerthink, Inc. and constituted approximately 29.1% of consolidated total assets and 1.5% of consolidated total revenues as of and for the year December 30, 2005. Management did not assess the effectiveness of internal control over financial reporting at REL because the Company acquired this entity during 2005. Refer to Note 3 to the consolidated financial statements for further discussion of this acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of Answerthink, Inc. also did not include an evaluation of the internal control over financial reporting of REL.

In our report dated March 14, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of December 30, 2005. As described in the following paragraph, the Company subsequently identified a material misstatement in its annual and quarterly consolidated financial statements for 2005, requiring restatement of the Company’s consolidated financial statements. Such matter is considered to be a material weakness as further discussed in the following paragraph. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: Controls over cash disbursements and payroll transactions related to the Company’s UK operations were insufficient to provide adequate monitoring and other safeguards to ensure that amounts were indeed remitted by its disbursement agent to creditors in satisfaction of the Company’s payroll tax liabilities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements (as restated).

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2005, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to the corrective actions taken.

/s/ BDO Seidman, LLP

Miami, Florida

March 14, 2006, except as to the effect of the material weakness, which is dated February 15, 2007

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 32. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3. Exhibits: See Index to Exhibits on page 70

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the February 15, 2007.

ANSWERTHINK, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Ted A. Fernandez Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	February 15, 2007

/s/ Grant M. Fitzwilliam Grant M. Fitzwilliam	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2007

/s/ David N. Dungan David N. Dungan	Chief Operating Officer and Director	February 15, 2007

/s/ Richard Hamlin Richard Hamlin	Director	February 15, 2007

/s/ John R. Harris John R. Harris	Director	February 15, 2007

/s/ Edwin A. Huston Edwin A. Huston	Director	February 15, 2007

/s/ Alan T. G. Wix Alan T. G. Wix	Director	February 15, 2007

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2++++	Amended and Restated Bylaws of the Registrant, as amended

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.18*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan

10.19*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.20*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan

10.21*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.24+++++++	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.

10.25++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.26++++++++	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan

10.27++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank

10.28++++++++	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan

10.29+++++++++	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005

10.30*++++++++++	Amendment dated June 10th, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.31*+++++++++++	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam

10.32^	Amendment Number 2 to the Answerthink, Inc. Employee Stock Purchase Plan (as amended on February 16, 2001).

10.33++++++++++++	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited

21.1^	Subsidiaries of the Registrant

23.1^	Consent of BDO Seidman LLP

23.2^	Consent of PricewaterhouseCoopers LLP

31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement
^	Exhibits filed herewith.
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).
++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).
+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.
++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.
+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.
++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.
+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.
++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 10, 2004
+++++++++	Incorporated herein by reference to the Company’s Form 8-K dated May 13, 2005.
++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated June 16, 2005.
+++++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 9, 2005.
++++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated December 1, 2005.

Exhibit Index

Exhibit No.	Description
10.32	Amendment Number 2 to the Answerthink, Inc. Employee Stock Purchase Plan (as amended on February 16, 2001)

21.1	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002