Form 10-Q/A
period 2006-03-31
ANSWERTHINK INC
filed 2007-02-15
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Answerthink, Inc.

PURPOSE OF THE AMENDMENT

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million, of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

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

As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended March 31, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters ended March 31, 2006 and April 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

The Company has also determined that a control deficiency related to the UK payroll and disbursements process, which gave rise to this restatement, constituted a material weakness in its internal controls over financial reporting. Management has undertaken certain actions to address the control deficiency. These actions will be assessed in connection with management’s evaluation of the effectiveness of its internal controls over financial reporting as of December 29, 2006. See “Item 4 – Controls and Procedures.”

For the convenience of the reader, this Form 10-Q/A sets forth the Original 10-Q Filing in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original 10-Q Filing, in each case, solely as a result of and to reflect the restatement, and no other information in the Original 10-Q Filing is amended hereby. Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original 10-Q Filing and the Company has not modified or updated other disclosures presented in the Original 10-Q Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original 10-Q Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original 10-Q Filing. In addition, this Form 10-Q/A includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within our financial statements previously reported in the Original 10-Q filing.

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-Q Filing to the restated consolidated statements of operations for the quarters ended March 31, 2006 and April 1, 2005. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31, 2006			Quarter Ended April 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$49,831	$—	$49,831	$36,872	$—	$36,872

Total cost of service	31,399	—	31,399	24,202	—	24,202
Selling, general and administrative costs	17,791	—	17,791	13,319	—	13,319
Restructuring costs	6,313	—	6,313	1,134	—	1,134
Loss from misappropriation	—	279	279	—	246	246

Total costs and operating expenses	55,503	279	55,782	38,655	246	38,901

Loss from operations	(5,672)	(279)	(5,951)	(1,783)	(246)	(2,029)

Other income (expense):
Interest income	189	—	189	263	—	263
Interest expense	(106)	—	(106)	(24)	—	(24)

Loss before income taxes	(5,589)	(279)	(5,868)	(1,544)	(246)	(1,790)
Income taxes	365	—	365	(114)	—	(114)

Net loss	$(5,954)	$(279)	$(6,233)	$(1,430)	$(246)	$(1,676)

Basic and diluted net loss per common share:
Net loss per common share	$(0.13)	$(0.01)	$(0.14)	$(0.03)	$(0.01)	$(0.04)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-Q Filing to the restated amounts as of March 31, 2006 and December 30, 2005:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006 (unaudited)			December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$18,785	$(252)	$18,533	$18,103	$—	$18,103
Other current assets	50,503	—	50,503	58,760	—	58,760

Total current assets	69,288	(252)	69,036	76,863	—	76,863
Total other assets	73,750	—	73,750	75,018	—	75,018

Total assets	143,038	(252)	142,786	151,881	—	151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,807	—	4,807	6,319	—	6,319
Accrued expenses and other liabilities	35,681	1,879	37,560	37,751	1,843	39,594
Loan payable	—	—	—	3,657	—	3,657

Total current liabilities	40,488	1,879	42,367	47,727	1,843	49,570
Accrued expenses and other liabilities, non-current	5,750	—	5,750	3,272	—	3,272

Total liabilities	46,238	1,879	48,117	50,999	1,843	52,842

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,769,386 shares at March 31, 2006; 51,020,343 shares at December 30, 2005	51	—	51	51	—	51
Additional paid-in capital	276,663	—	276,663	282,749	—	282,749
Unearned compensation	—	—	—	(8,003)	—	(8,003)
Treasury stock, at cost, 6,534,155 shares at March 31, 2006 and December 30, 2005	(22,119)	—	(22,119)	(22,119)	—	(22,119)
Accumulated deficit	(157,702)	(2,186)	(159,888)	(151,748)	(1,907)	(153,655)
Accumulated other comprehensive income (loss)	(93)	55	(38)	(48)	64	16

Total shareholders’ equity	96,800	(2,131)	94,669	100,882	(1,843)	99,039

Total liabilities and shareholders’ equity	$143,038	$(252)	$142,786	$151,881	$—	$151,881

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from investing or financing activities. However, net cash provided by operating activities and cash and cash equivalents were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-Q Filing for the quarters ended March 31, 2006 and April 1, 2005:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended March 31, 2006			Quarter Ended April 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(5,954)	$(279)	$(6,233)	$(1,430)	$(246)	$(1,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of leasehold improvements	715	—	715	—	—	—
Depreciation and amortization	1,640	—	1,640	1,262	—	1,262
Provision for doubtful accounts	389	—	389	—	—	—
Non-cash compensation expense	1,076	—	1,076	557	—	557
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(571)	—	(571)	48	—	48
Increase in prepaid expenses and other assets	(157)	—	(157)	(400)	—	(400)
Decrease in accounts payable	(1,512)	—	(1,512)	(293)	—	(293)
Increase (decrease) in accrued expenses and other liabilities	1,842	27	1,869	(6)	246	240

Net cash used in operating activities	(2,532)	(252)	(2,784)	(262)	—	(262)

Net cash provided by (used in) investing activities	7,734	—	7,734	(24,093)	—	(24,093)

Net cash used in financing activities	(4,520)	—	(4,520)	(698)	—	(698)

Net increase (decrease) in cash and cash equivalents	682	(252)	430	(25,053)	—	(25,053)
Cash and cash equivalents at beginning of period	18,103	—	18,103	38,890	—	38,890

Cash and cash equivalents at end of period	$18,785	$(252)	$18,533	$13,837	$—	$13,837

Answerthink, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006 (Restated)	December 30, 2005 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,533	$18,103
Marketable investments	4,928	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $2,141 and $1,766 at March 31, 2006 and December 30, 2005	42,182	41,928
Prepaid expenses and other current assets	3,393	3,273

Total current assets	69,036	76,863

Restricted cash	600	600
Property and equipment, net	5,485	6,304
Other assets	5,489	6,422
Goodwill, net	62,176	61,692

Total assets	$142,786	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,807	$6,319
Accrued expenses and other liabilities	37,560	39,594
Loan payable	—	3,657

Total current liabilities	42,367	49,570
Accrued expenses and other liabilities, non-current	5,750	3,272

Total liabilities	48,117	52,842

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,769,386 shares at March 31, 2006; 51,020,343 shares at December 30, 2005	51	51
Additional paid-in capital	276,663	274,746
Treasury stock, at cost, 6,534,155 shares at March 31, 2006 and December 30, 2005	(22,119)	(22,119)
Accumulated deficit	(159,888)	(153,655)
Accumulated other comprehensive income (loss)	(38)	16

Total shareholders’ equity	94,669	99,039

Total liabilities and shareholders’ equity	$142,786	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2006 (Restated)	April 1, 2005 (Restated)
Revenues:
Revenues before reimbursements	$44,896	$33,178
Reimbursements	4,935	3,694

Total revenues	49,831	36,872
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $220 and $122 of stock compensation expense in 2006 and 2005, respectively)	26,464	20,508
Reimbursable expenses	4,935	3,694

Total cost of service	31,399	24,202
Selling, general and administrative costs (includes $856 and $435 of stock compensation expense in 2006 and 2005, respectively)	17,791	13,319
Restructuring costs	6,313	1,134
Loss from misappropriation	279	246

Total costs and operating expenses	55,782	38,901

Loss from operations	(5,951)	(2,029)
Other income (expense):
Interest income	189	263
Interest expense	(106)	(24)

Loss before income taxes	(5,868)	(1,790)
Income taxes	365	(114)

Net loss	$(6,233)	$(1,676)

Basic net loss per common share:
Net loss per common share	$(0.14)	$(0.04)
Weighted average common shares outstanding	44,518	43,439

Diluted net loss per common share:
Net loss per common share	$(0.14)	$(0.04)
Weighted average common and common equivalent shares outstanding	44,518	43,439

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 31, 2006 (Restated)	April 1, 2005 (Restated)
Cash flows from operating activities:
Net loss	$(6,233)	$(1,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of leasehold improvements	715	—
Depreciation and amortization	1,640	1,262
Provision for doubtful accounts	389	—
Non-cash compensation expense	1,076	557
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(571)	48
Decrease (increase) in prepaid expenses and other assets	(157)	(400)
Decrease in accounts payable	(1,512)	(293)
Increase in accrued expenses and other liabilities	1,869	240

Net cash used in operating activities	(2,784)	(262)

Cash flows from investing activities:
Purchases of property and equipment	(570)	(157)
Decrease in restricted cash	3,657	295
Purchases of marketable investments	—	(27,900)
Proceeds from calls, sales and maturities of marketable investments	5,000	4,000
Cash used in acquisition of business, net of cash acquired	(353)	(331)

Net cash provided by (used in) investing activities	7,734	(24,093)

Cash flows from financing activities:
Repayments of borrowings	(1,101)	—
Repayment of loan payable	(3,657)	—
Proceeds from issuance of common stock	238	111
Repurchases of common stock	—	(809)

Net cash used in financing activities	(4,520)	(698)

Net increase (decrease) in cash and cash equivalents	430	(25,053)
Cash and cash equivalents at beginning of period	18,103	38,890

Cash and cash equivalents at end of period	$18,533	$13,837

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Restatement

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million, of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

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

As a result, on February 15, 2007 we amended the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, to amend and restate financial statements and other financial information for the quarters ended March 31, 2006 and April 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest owed to the United Kingdom Inland Revenue.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within our financial statements previously reported in the Original 10-Q Filing.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-Q Filing to the restated consolidated statements of operations for the quarters ended March 31, 2006 and April 1, 2005. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended March 31, 2006			Quarter Ended April 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$49,831	$—	$49,831	$36,872	$—	$36,872

Total cost of service	31,399	—	31,399	24,202	—	24,202
Selling, general and administrative costs	17,791	—	17,791	13,319	—	13,319
Restructuring costs	6,313	—	6,313	1,134	—	1,134
Loss from misappropriation	—	279	279	—	246	246

Total costs and operating expenses	55,503	279	55,782	38,655	246	38,901

Loss from operations	(5,672)	(279)	(5,951)	(1,783)	(246)	(2,029)

Other income (expense):
Interest income	189	—	189	263	—	263
Interest expense	(106)	—	(106)	(24)	—	(24)

Loss before income taxes	(5,589)	(279)	(5,868)	(1,544)	(246)	(1,790)
Income taxes	365	—	365	(114)	—	(114)

Net loss	$(5,954)	$(279)	$(6,233)	$(1,430)	$(246)	$(1,676)

Basic and diluted net loss per common share:
Net loss per common share	$(0.13)	$(0.01)	$(0.14)	$(0.03)	$(0.01)	$(0.04)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-Q Filing to the restated amounts as of March 31, 2006 and December 30, 2005:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2006 (unaudited)			December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$18,785	$(252)	$18,533	$18,103	$—	$18,103
Other current assets	50,503	—	50,503	58,760	—	58,760

Total current assets	69,288	(252)	69,036	76,863	—	76,863
Total other assets	73,750	—	73,750	75,018	—	75,018

Total assets	143,038	(252)	142,786	151,881	—	151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,807	—	4,807	6,319	—	6,319
Accrued expenses and other liabilities	35,681	1,879	37,560	37,751	1,843	39,594
Loan payable	—	—	—	3,657	—	3,657

Total current liabilities	40,488	1,879	42,367	47,727	1,843	49,570
Accrued expenses and other liabilities, non-current	5,750	—	5,750	3,272	—	3,272

Total liabilities	46,238	1,879	48,117	50,999	1,843	52,842

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,769,386 shares at March 31, 2006; 51,020,343 shares at December 30, 2005	51	—	51	51	—	51
Additional paid-in capital	276,663	—	276,663	282,749	—	282,749
Unearned compensation	—	—	—	(8,003)	—	(8,003)
Treasury stock, at cost, 6,534,155 shares at March 31, 2006 and December 30, 2005	(22,119)	—	(22,119)	(22,119)	—	(22,119)
Accumulated deficit	(157,702)	(2,186)	(159,888)	(151,748)	(1,907)	(153,655)
Accumulated other comprehensive income (loss)	(93)	55	(38)	(48)	64	16

Total shareholders’ equity	96,800	(2,131)	94,669	100,882	(1,843)	99,039

Total liabilities and shareholders’ equity	$143,038	$(252)	$142,786	$151,881	$—	$151,881

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from investing or financing activities. However, net cash provided by operating activities and cash and cash equivalents were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-Q Filing for the quarters ended March 31, 2006 and April 1, 2005:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Quarter Ended March 31, 2006			Quarter Ended April 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(5,954)	$(279)	$(6,233)	$(1,430)	$(246)	$(1,676)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of leasehold improvements	715	—	715	—	—	—
Depreciation and amortization	1,640	—	1,640	1,262	—	1,262
Provision for doubtful accounts	389	—	389	—	—	—
Non-cash compensation expense	1,076	—	1,076	557	—	557
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	(571)	—	(571)	48	—	48
Increase in prepaid expenses and other assets	(157)	—	(157)	(400)	—	(400)
Decrease in accounts payable	(1,512)	—	(1,512)	(293)	—	(293)
Increase (decrease) in accrued expenses and other liabilities	1,842	27	1,869	(6)	246	240

Net cash used in operating activities	(2,532)	(252)	(2,784)	(262)	—	(262)

Net cash provided by (used in) investing activities	7,734	—	7,734	(24,093)	—	(24,093)

Net cash used in financing activities	(4,520)	—	(4,520)	(698)	—	(698)

Net increase (decrease) in cash and cash equivalents	682	(252)	430	(25,053)	—	(25,053)
Cash and cash equivalents at beginning of period	18,103	—	18,103	38,890	—	38,890

Cash and cash equivalents at end of period	$18,785	$(252)	$18,533	$13,837	$—	$13,837

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation

The consolidated financial statements of Answerthink, Inc. (“Answerthink” or the “Company”) include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2005 included in the Form 10-K/A filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

3. Net Loss Per Common Share

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

4. Comprehensive Loss

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is summarized below (in thousands):

	Quarter Ended
	March 31, 2006 (Restated)	April 1, 2005 (Restated)
Net loss	$(6,233)	$(1,676)
Change in cumulative foreign currency translation adjustment	(81)	32
Change in net unrealized gain (loss) on marketable investments	27	(63)

Comprehensive loss	$(6,287)	$(1,707)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	March 31, 2006	December 30, 2005
Accounts receivable	$33,001	$35,870
Unbilled revenue	11,322	7,824
Allowance for doubtful accounts	(2,141)	(1,766)

	$42,182	$41,928

6. Loan Payable

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

7. Restructuring Accrual

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Restructuring Accrual (continued)

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

8. Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No.123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested restricted stock and restricted stock unit awards. Previously, the Company recorded forfeitures as incurred for such awards.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Quarter Ended March 31, 2006
	As Reported (Restated)	Under APB No. 25 (Restated)
Loss before income taxes	$(5,868)	$(5,706)
Net loss	$(6,233)	$(6,071)

Results for the quarter ended April 1, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s stock plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net loss and net loss per share for the three months ended April 1, 2005 would have been adjusted to the pro forma amounts indicated below:

Quarter Ended
April 1, 2005 (Restated)
Net loss, as reported	$(1,676)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	557
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,120)

Pro forma net loss	$(2,239)
Basic net loss per common share:
As reported	$(0.04)
Pro forma	$(0.05)
Diluted net loss per common share:
As reported	$(0.04)
Pro forma	$(0.05)

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9. Shareholders’ Equity

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

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and 2005, the Board of Directors approved the repurchase of an additional $25.0 million of the Company’s common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended March 31, 2006, the Company made no repurchase of its common stock. As of March 31, 2006, the Company had repurchased 6,534,155 shares of its common stock at an average price of $3.39 per share.

10. Litigation

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

(unaudited)

11. Geographic and Service Group Information

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

As of March 31, 2006 and December 30, 2005, foreign assets included $31.0 million of goodwill and intangible assets related to REL, a UK based company.

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

RESTATEMENT

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million, of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million and the write-off of funds owed back to the Company from the agent of approximately $0.3 million.

As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended March 31, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters ended March 31, 2006 and April 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results, as restated. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

	Quarter Ended
	March 31, 2006 (Restated)		April 1, 2005 (Restated)
Revenues:
Revenues before reimbursements	$44,896	90.1%	$33,178	90.0%
Reimbursements	4,935	9.9%	3,694	10.0%

Total revenues	49,831	100.0%	36,872	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	26,464	53.1%	20,508	55.6%
Reimbursable expenses	4,935	9.9%	3,694	10.0%

Total cost of service	31,399	63.0%	24,202	65.6%
Selling, general and administrative costs	17,791	35.7%	13,319	36.1%
Restructuring costs	6,313	12.7%	1,134	3.1%
Loss from misappropriation	279	0.6%	246	0.7%

Total costs and operating expenses	55,782	111.9%	38,901	105.5%

Loss from operations	(5,951)	(11.9)%	(2,029)	(5.5)%
Other income:
Interest income, net	83	0.2%	239	0.6%

Loss before income taxes	(5,868)	(11.7)%	(1,790)	(4.9)%
Income taxes	365	0.7%	(114)	(0.3%)

Net loss	$(6,233)	(12.4)%	$(1,676)	(4.6)%

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

Loss From Misappropriation. The loss from misappropriation of $279 thousand for the quarter ended March 31, 2006 and $246 thousand for the quarter ended April 1, 2005 relates to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our United Kingdom operations. As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended March 31, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters ended March 31, 2006 and April 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

Income Taxes. We recorded income taxes of $365 thousand for the quarter ended March 31, 2006. This amount reflects an estimated annual 7% tax rate for 2006 for certain U.S. federal and state taxes. The federal taxes relate to REL’s U.S. entity, as we are currently unable to utilize our federal net operating loss carryforward to offset REL U.S. income. For the quarter ended April 1, 2005, we recorded an income tax benefit of $114 thousand. This amount reflects an estimated annual 6% tax rate for 2005 for certain state and foreign taxes. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current period.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At March 31, 2006, we had $18.5 million in cash and cash equivalents compared to $18.1 million at December 30, 2005. At March 31, 2006 and December 30, 2005, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of The REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet as of December 30, 2005. This cash was used to repay the loan during March 2006. We also had marketable investments of $4.9 and $9.9 million at March 31, 2006 and December 30, 2005, respectively.

Net cash used in operating activities was $2.8 million for the quarter ended March 31, 2006 compared to $262 thousand for the comparable period of 2005. During the quarter ended March 31, 2006, net cash used in operating activities was primarily attributable to our net loss of $6.2 million adjusted for $3.8 million of non-cash expenses, increases of $571 thousand in accounts receivable and unbilled revenues and $157 thousand in prepaid expenses and other assets and a decrease of $1.5 million in accounts payable. These effects were partially offset by an increase of $1.9 million in accrued expenses and other liabilities. During the quarter ended April 1, 2005, net cash used in operating activities was primarily attributable to a $400 thousand increase in prepaid expenses and other assets and a decrease of $293 thousand in accounts payable. These effects were partially offset by our net loss of $1.7 million adjusted for $1.8 million of non-cash expenses and an increase of $240 thousand in accrued expenses and other liabilities. Non-cash expenses included depreciation and amortization, provision for doubtful accounts, non-cash compensation expense and write-off of leasehold improvements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million and the write-off of funds owed back to the Company from the agent of approximately $0.3 million.

Based on these findings, the Company concluded that it was necessary to amend and restate its financial statements and other financial information for the years 2005, 2004 and 2003, and the quarterly period ended March 31, 2006.

The Company determined that the failure to maintain effective controls over cash disbursements and payroll transactions for its UK operations was a material weakness in its internal control over financial reporting.

As more fully described in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2005 containing the restated financial information, the Company concluded that it did not maintain effective controls over cash disbursement and payroll transactions for its UK operations, and as such did not maintain effective “disclosure controls and procedures” as defined under Exchange Act Rule 13a-15(f) or 15d-15(f). Solely as a result of this material weakness in its internal control over financial reporting, we also concluded that our disclosure controls and procedures were not effective for the period covered by this report.

The Company opened its European financial shared service center in London, England in December 2005, and ceased its agency relationship with the UK disbursements agent in January 2006. Vendor disbursements are now processed in-house by our European financial shared service center, and payroll and related tax disbursements have been migrated to ADP UK, a unit of the largest global payroll processing organization. In addition, all tax filings in the Company’s European operations are now subject to review by the Company’s European Chief Financial Officer.

On November 29, 2005, our Hackett Group Limited (UK) subsidiary acquired REL Consultancy Group Limited (UK) or REL. Our management has not yet completed an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission for the acquired subsidiary as it was not considered material to the results of our operations, financial position and cash flows from the date of acquisition through December 30, 2005. We intend to disclose all material changes to internal control over financial reporting resulting from the acquisition, if any, within the time period for our first annual assessment of the internal control over financial reporting.

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

Changes in Internal Controls

With the exception of the implementation of internal controls relating to REL, and the controls implemented as a result of the misappropriation described herein, there were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company’s disclosure controls and procedures have been updated to ensure that the financial information of REL has been properly recorded.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position cash flows or results of operations.

Item 5. Other Information

None

Item 6. Exhibits

See Index to Exhibits on page 29, which is incorporated herein by reference.

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