Form 10-Q/A
period 2006-06-30
ANSWERTHINK INC
filed 2007-02-15
CIK 1057379

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

As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended June 30, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters and six months ended June 30, 2006 and July 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

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

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within financial statements previously reported in the Original 10-Q Filing.

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-Q Filing to the restated consolidated statements of operations for the quarters and six months ended June 30, 2006 and July 1, 2005. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30, 2006			Quarter Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$48,996	$—	$48,996	$41,700	$—	$41,700

Total cost of service	29,573	—	29,573	24,558	—	24,558
Selling, general and administrative costs	17,072	—	17,072	16,118	—	16,118
Restructuring costs	—	—	—	—	—	—
Loss from misappropriation	—	23	23	—	278	278

Total costs and operating expenses	46,645	23	46,668	40,676	278	40,954

Income (loss) from operations	2,351	(23)	2,328	1,024	(278)	746

Other income (expense):
Interest income	163	—	163	321	—	321
Interest expense	(38)	—	(38)	(16)	—	(16)

Income (loss) before income taxes	2,476	(23)	2,453	1,329	(278)	1,051
Income taxes	332	—	332	95	—	95

Net income (loss)	$2,144	$(23)	$2,121	$1,234	$(278)	$956

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.00	$0.05	$0.03	$(0.01)	$0.02

	Six Months Ended June 30, 2006			Six Months Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$98,827	$—	$98,827	$78,572	$—	$78,572

Total cost of service	60,972	—	60,972	48,760	—	48,760
Selling, general and administrative costs	34,865	—	34,865	29,437	—	29,437
Restructuring costs	6,313	—	6,313	1,134	—	1,134
Loss from misappropriation	—	302	302	—	524	524

Total costs and operating expenses	102,150	302	102,452	79,331	524	79,855

Income (loss) from operations	(3,323)	(302)	(3,625)	(759)	(524)	(1,283)

Other income (expense):
Interest income	353	—	353	584	—	584
Interest expense	(143)	—	(143)	(40)	—	(40)

Income (loss) before income taxes	(3,113)	(302)	(3,415)	(215)	(524)	(739)
Income taxes	697	—	697	(19)	—	(19)

Net income (loss)	$(3,810)	$(302)	$(4,112)	$(196)	$(524)	$(720)

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.09)	$(0.00)	$(0.09)	$(0.00)	$(0.02)	$(0.02)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-Q Filing to the restated amounts as of March 31, 2006 and December 30, 2005:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006 (unaudited)			December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$11,529	$(264)	$11,265	$18,103	$—	$18,103
Other current assets	51,282	1	51,283	58,760	—	58,760

Total current assets	62,811	(263)	62,548	76,863	—	76,863
Total other assets	74,666	—	74,666	75,018	—	75,018

Total assets	137,477	(263)	137,214	151,881	—	151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,632	—	5,632	6,319	—	6,319
Accrued expenses and other liabilities	26,119	1,980	28,099	37,751	1,843	39,594
Loan payable	—	—	—	3,657	—	3,657

Total current liabilities	31,751	1,980	33,731	47,727	1,843	49,570
Accrued expenses and other liabilities, non-current	5,275	—	5,275	3,272	—	3,272

Total liabilities	37,026	1,980	39,006	50,999	1,843	52,842

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,923,378 shares at June 30, 2006; 51,020,343 shares at December 30, 2005	51	—	51	51	—	51
Additional paid-in capital	278,269	—	278,269	282,749	—	282,749
Unearned compensation	—	—	—	(8,003)	—	(8,003)
Treasury stock, at cost, 6,534,155 shares at June 30, 2006 and December 30, 2005	(22,119)	—	(22,119)	(22,119)	—	(22,119)
Accumulated deficit	(155,558)	(2,209)	(157,767)	(151,748)	(1,907)	(153,655)
Accumulated other comprehensive income (loss)	(192)	(34)	(226)	(48)	64	16

Total shareholders’ equity	100,451	(2,243)	98,208	100,882	(1,843)	99,039

Total liabilities and shareholders’ equity	$137,477	$(263)	$137,214	$151,881	$—	$151,881

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from investing or financing activities. However, net cash provided by operating activities and cash and cash equivalents were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-Q Filing for the six months ended June 30, 2006 and July 1, 2005:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2006			Six Months Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(3,810)	$(302)	$(4,112)	$(196)	$(524)	$(720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of leasehold improvements	715	—	715	—	—	—
Depreciation and amortization	3,098	—	3,098	2,452	—	2,452
Provision for doubtful accounts	330	—	330	50	—	50
Non-cash compensation expense	2,221	—	2,221	1,285	—	1,285
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(1,822)	—	(1,822)	(6,531)	—	(6,531)
Decrease (increase) in prepaid expenses and other assets	224	(1)	223	(140)	—	(140)
Increase (decrease) in accounts payable	(687)	—	(687)	1,764	—	1,764
Increase (decrease) in accrued expenses and other liabilities	(1,368)	39	(1,329)	(471)	524	53

Net cash used in operating activities	(1,099)	(264)	(1,363)	(1,787)	—	(1,787)

Net cash used in investing activities	(1,469)	—	(1,469)	(6,731)	—	(6,731)

Net cash used in financing activities	(4,006)	—	(4,006)	(3,049)	—	(3,049)

Net decrease in cash and cash equivalents	(6,574)	(264)	(6,838)	(11,567)	—	(11,567)
Cash and cash equivalents at beginning of period	18,103	—	18,103	38,890	—	38,890

Cash and cash equivalents at end of period	$11,529	$(264)	$11,265	$27,323	$—	$27,323

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006 (Restated)	December 30, 2005 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,265	$18,103
Marketable investments	4,950	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $1,787 and $1,766 at June 30, 2006 and December 30, 2005	43,421	41,928
Prepaid expenses and other current assets	2,912	3,273

Total current assets	62,548	76,863
Restricted cash	600	600
Property and equipment, net	5,634	6,304
Other assets	4,756	6,422
Goodwill, net	63,676	61,692

Total assets	$137,214	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,632	$6,319
Accrued expenses and other liabilities	28,099	39,594
Loan payable	—	3,657

Total current liabilities	33,731	49,570
Accrued expenses and other liabilities, non-current	5,275	3,272

Total liabilities	39,006	52,842

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,923,378 shares at June 30, 2006; 51,020,343 shares at December 30, 2005	51	51
Additional paid-in capital	278,269	274,746
Treasury stock, at cost, 6,534,155 shares at June 30, 2006 and December 30, 2005	(22,119)	(22,119)
Accumulated deficit	(157,767)	(153,655)
Accumulated other comprehensive income (loss)	(226)	16

Total shareholders’ equity	98,208	99,039

Total liabilities and shareholders’ equity	$137,214	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2006 (Restated)	July 1, 2005 (Restated)	June 30, 2006 (Restated)	July 1, 2005 (Restated)
Revenues:
Revenues before reimbursements	$43,950	$37,440	$88,846	$70,618
Reimbursements	5,046	4,260	9,981	7,954

Total revenues	48,996	41,700	98,827	78,572
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $247 and $145, and $467 and $267 of stock compensation expense in the quarters and six months ended June 30, 2006 and July 1, 2005, respectively)	24,527	20,298	50,991	40,806
Reimbursable expenses	5,046	4,260	9,981	7,954

Total cost of service	29,573	24,558	60,972	48,760
Selling, general and administrative costs (includes $898 and $583, and $1,754 and $1,018 of stock compensation expense in the quarters and six months ended June 30, 2006 and July 1, 2005, respectively)	17,072	16,118	34,865	29,437
Restructuring costs	—	—	6,313	1,134
Loss from misappropriation	23	278	302	524

Total costs and operating expenses	46,668	40,954	102,452	79,855

Income (loss) from operations	2,328	746	(3,625)	(1,283)
Other income (expense):
Interest income	163	321	353	584
Interest expense	(38)	(16)	(143)	(40)

Income (loss) before income taxes	2,453	1,051	(3,415)	(739)
Income taxes	332	95	697	(19)

Net income (loss)	$2,121	$956	$(4,112)	$(720)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.02	$(0.09)	$(0.02)
Weighted average common shares outstanding	44,626	42,786	44,572	43,112

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.02	$(0.09)	$(0.02)
Weighted average common and common equivalent shares outstanding	46,594	45,106	44,572	43,112

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2006 (Restated)	July 1, 2005 (Restated)
Cash flows from operating activities:
Net loss	$(4,112)	$(720)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of leasehold improvements	715	—
Depreciation and amortization	3,098	2,452
Provision for doubtful accounts	330	50
Non-cash compensation expense	2,221	1,285
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(1,822)	(6,531)
Decrease (increase) in prepaid expenses and other assets	223	(140)
Increase (decrease) in accounts payable	(687)	1,764
Increase (decrease) in accrued expenses and other liabilities	(1,329)	53

Net cash used in operating activities	(1,363)	(1,787)
Cash flows from investing activities:
Purchases of property and equipment	(1,343)	(767)
Decrease in restricted cash	3,657	2,400
Purchases of marketable investments	—	(27,900)
Proceeds from calls, sales and maturities of marketable investments	5,000	20,000
Cash used in acquisition of businesses, net of cash acquired	(8,783)	(464)

Net cash used in investing activities	(1,469)	(6,731)

Cash flows from financing activities:
Repayments of borrowings	(1,101)	—
Repayment of loan payable	(3,657)	—
Proceeds from issuance of common stock	752	892
Repurchases of common stock	—	(3,941)

Net cash used in financing activities	(4,006)	(3,049)

Net decrease in cash and cash equivalents	(6,838)	(11,567)
Cash and cash equivalents at beginning of period	18,103	38,890

Cash and cash equivalents at end of period	$11,265	$27,323

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

As a result, on February 15, 2007 we amended the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, to amend and restate financial statements and other financial information for the quarters ended June 30, 2006 and July 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest owed to the United Kingdom Inland Revenue.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within financial statements previously reported in the Original 10-Q Filing.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results in the Original 10-Q Filing to the restated consolidated statements of operations for the quarters and six months ended June 30, 2006 and July 1, 2005. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended June 30, 2006			Quarter Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$48,996	$—	$48,996	$41,700	$—	$41,700

Total cost of service	29,573	—	29,573	24,558	—	24,558
Selling, general and administrative costs	17,072	—	17,072	16,118	—	16,118
Restructuring costs	—	—	—	—	—	—
Loss from misappropriation	—	23	23	—	278	278

Total costs and operating expenses	46,645	23	46,668	40,676	278	40,954

Income (loss) from operations	2,351	(23)	2,328	1,024	(278)	746

Other income (expense):
Interest income	163	—	163	321	—	321
Interest expense	(38)	—	(38)	(16)	—	(16)

Income (loss) before income taxes	2,476	(23)	2,453	1,329	(278)	1,051
Income taxes	332	—	332	95	—	95

Net income (loss)	$2,144	$(23)	$2,121	$1,234	$(278)	$956

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$0.05	$0.00	$0.05	$0.03	$(0.01)	$0.02

	Six Months Ended June 30, 2006			Six Months Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$98,827	$—	$98,827	$78,572	$—	$78,572

Total cost of service	60,972	—	60,972	48,760	—	48,760
Selling, general and administrative costs	34,865	—	34,865	29,437	—	29,437
Restructuring costs	6,313	—	6,313	1,134	—	1,134
Loss from misappropriation	—	302	302	—	524	524

Total costs and operating expenses	102,150	302	102,452	79,331	524	79,855

Income (loss) from operations	(3,323)	(302)	(3,625)	(759)	(524)	(1,283)

Other income (expense):
Interest income	353	—	353	584	—	584
Interest expense	(143)	—	(143)	(40)	—	(40)

Income (loss) before income taxes	(3,113)	(302)	(3,415)	(215)	(524)	(739)
Income taxes	697	—	697	(19)	—	(19)

Net income (loss)	$(3,810)	$(302)	$(4,112)	$(196)	$(524)	$(720)

Basic and diluted net income (loss) per common share:
Net income (loss) per common share	$(0.09)	$(0.00)	$(0.09)	$(0.00)	$(0.02)	$(0.02)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-Q Filing to the restated amounts as of March 31, 2006 and December 30, 2005:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2006 (unaudited)			December 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Cash and cash equivalents	$11,529	$(264)	$11,265	$18,103	$—	$18,103
Other current assets	51,282	1	51,283	58,760	—	58,760

Total current assets	62,811	(263)	62,548	76,863	—	76,863
Total other assets	74,666	—	74,666	75,018	—	75,018

Total assets	137,477	(263)	137,214	151,881	—	151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,632	—	5,632	6,319	—	6,319
Accrued expenses and other liabilities	26,119	1,980	28,099	37,751	1,843	39,594
Loan Payable	—	—	—	3,657	—	3,657

Total current liabilities	31,751	1,980	33,731	47,727	1,843	49,570
Accrued expenses and other liabilities, non-current	5,275	—	5,275	3,272	—	3,272

Total liabilities	37,026	1,980	39,006	50,999	1,843	52,842

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,923,378 shares at June 30, 2006; 51,020,343 shares at December 30, 2005	51	—	51	51	—	51
Additional paid-in capital	278,269	—	278,269	282,749	—	282,749
Unearned compensation	—	—	—	(8,003)	—	(8,003)
Treasury stock, at cost, 6,534,155 shares at June 30, 2006 and December 30, 2005	(22,119)	—	(22,119)	(22,119)	—	(22,119)
Accumulated deficit	(155,558)	(2,209)	(157,767)	(151,748)	(1,907)	(153,655)
Accumulated other comprehensive income (loss)	(192)	(34)	(226)	(48)	64	16

Total shareholders’ equity	100,451	(2,243)	98,208	100,882	(1,843)	99,039

Total liabilities and shareholders’ equity	$137,477	$(263)	$137,214	$151,881	$—	$151,881

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from investing or financing activities. However, net cash provided by operating activities and cash and cash equivalents were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-Q Filing for the six months ended June 30, 2006 and July 1, 2005:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30, 2006			Six Months Ended July 1, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(3,810)	$(302)	$(4,112)	$(196)	$(524)	$(720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of leasehold improvements	715	—	715	—	—	—
Depreciation and amortization	3,098	—	3,098	2,452	—	2,452
Provision for doubtful accounts	330	—	330	50	—	50
Non-cash compensation expense	2,221	—	2,221	1,285	—	1,285
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(1,822)	—	(1,822)	(6,531)	—	(6,531)
Decrease (increase) in prepaid expenses and other assets	224	(1)	223	(140)	—	(140)
Increase (decrease) in accounts payable	(687)	—	(687)	1,764	—	1,764
Increase (decrease) in accrued expenses and other liabilities	(1,368)	39	(1,329)	(471)	524	53

Net cash used in operating activities	(1,099)	(264)	(1,363)	(1,787)	—	(1,787)

Net cash used in investing activities	(1,469)	—	(1,469)	(6,731)	—	(6,731)

Net cash used in financing activities	(4,006)	—	(4,006)	(3,049)	—	(3,049)

Net decrease in cash and cash equivalents	(6,574)	(264)	(6,838)	(11,567)	—	(11,567)
Cash and cash equivalents at beginning of period	18,103	—	18,103	38,890	—	38,890

Cash and cash equivalents at end of period	$11,529	$(264)	$11,265	$27,323	$—	$27,323

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

4. Comprehensive Income (Loss)

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2006 (Restated)	July 1, 2005 (Restated)	June 30, 2006 (Restated)	July 1, 2005 (Restated)
Net income (loss)	$2,121	$956	$(4,112)	$(720)
Change in cumulative foreign currency translation adjustment	(209)	145	(290)	177
Change in net unrealized gain (loss) on marketable investments	21	38	48	(25)

Comprehensive income (loss)	$1,933	$1,139	$(4,354)	$(568)

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Restructuring Accrual (continued)

The following table sets forth the detail and activity in the restructuring expense accrual during the six months ended June 30, 2006 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at June 30, 2006
Closure and consolidation of facilities and related exit costs	$2,617	$387	$(778)	$2,226

2002 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at June 30, 2006
Closure and consolidation of facilities and related exit costs	$1,151	$3,094	$(223)	$4,022

2005 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Asset Write- Off	Expenditures	Accrual Balance at June 30, 2006
Severance and other employee costs	$372	$906	$—	$(702)	$576
Closure and consolidation of facilities and related exit costs	694	1,926	(715)	(319)	1,586

	$1,066	$2,832	$(715)	$(1,021)	$2,162

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Quarter Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported (Restated)	Under APB No. 25 (Restated)	As Reported (Restated)	Under APB No. 25 (Restated)
Income (loss) before income taxes	$2,453	$2,573	$(3,415)	$(3,133)
Net income (loss)	$2,121	$2,241	$(4,112)	$(3,830)

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

	Quarter Ended July 1, 2005 (Restated)	Six Months Ended July 1, 2005 (Restated)
Net income (loss), as reported	$956	$(720)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	728	1,285
Deduct: Total stock based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,180)	(2,300)

Pro forma net income (loss)	$504	$(1,735)

Basic net income (loss) per common share:
As reported	$0.02	$(0.02)
Pro forma	$0.01	$(0.04)
Diluted net income (loss) per common share:
As reported	$0.02	$(0.02)
Pro forma	$0.01	$(0.04)

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

12. Recent Accounting Pronouncements

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

13. Reclassifications

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

As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended June 30, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters and six months ended June 30, 2006 and July 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results, as restated. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

	Quarter Ended				Six Months Ended
	June 30, 2006 (Restated)		July 1, 2005 (Restated)		June 30, 2006 (Restated)		July 1, 2005 (Restated)
Revenues:
Revenues before reimbursements	$43,950	89.7%	$37,440	89.8%	$88,846	89.9%	$70,618	89.9%
Reimbursements	5,046	10.3%	4,260	10.2%	9,981	10.1%	7,954	10.1%

Total revenues	48,996	100.0%	41,700	100.0%	98,827	100.0%	78,572	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	24,527	50.1%	20,298	48.7%	50,991	51.6%	40,806	51.9%
Reimbursable expenses	5,046	10.3%	4,260	10.2%	9,981	10.1%	7,954	10.1%

Total cost of service	29,573	60.4%	24,558	58.9%	60,972	61.7%	48,760	62.0%

Selling, general and administrative costs	17,072	34.8%	16,118	38.6%	34,865	35.3%	29,437	37.5%
Restructuring costs	—	—	—	—	6,313	6.4%	1,134	1.4%
Loss from misappropriation	23	0.0%	278	0.7%	302	0.3%	524	0.7%

Total costs and operating expenses	46,668	95.2%	40,954	98.2%	102,452	103.7%	79,855	101.6%

Income (loss) from operations	2,328	4.8%	746	1.8%	(3,625)	(3.7)%	(1,283)	(1.6)%
Other income (expense):
Interest income, net	125	0.2%	305	0.7%	210	0.3%	544	0.7%

Income (loss) before income taxes	2,453	5.0%	1,051	2.5%	(3,415)	(3.4)%	(739)	(0.9)%
Income taxes	332	0.7%	95	0.2%	697	0.7%	(19)	(0.0)%

Net income (loss)	$2,121	4.3%	$956	2.3%	$(4,112)	(4.1)%	$(720)	(0.9)%

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

Loss From Misappropriation. The loss from misappropriation of $23 thousand and $278 thousand for the quarters ended June 30, 2006 and July 1, 2005 and $302 thousand and $524 thousand for the six months ended June 30, 2006 and July 1, 2005, respectively, relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our United Kingdom operations. As a result, the Company is filing this amendment to its Form 10-Q for the quarter ended June 30, 2006 (the “Original 10-Q Filing”), to amend and restate financial statements and other financial information for the quarters and six months ended June 30, 2006 and July 1, 2005. The restatement serves to record a charge for the funds misappropriated and accrue for the payroll tax liability and related interest still owing to the United Kingdom Inland Revenue. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

Income Taxes. We recorded income taxes of $697 thousand for the six months ended June 30, 2006, which represented an effective tax rate of 20.4% of loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward. For the six months ended July 1, 2005, we recorded an income tax benefit of $19 thousand, which represented an effective tax rate of 2.6% of loss before income taxes for certain state and foreign taxes. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current period.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At June 30, 2006, we had $11.3 million in cash and cash equivalents compared to $18.1 million at December 30, 2005. At June 30, 2006 and December 30, 2005, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of The REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet as of December 30, 2005. This cash was used to repay the loan during March 2006. We also had marketable investments of $5.0 million and $9.9 million at June 30, 2006 and December 30, 2005, respectively.

Net cash used in operating activities was $1.4 million for the six months ended June 30, 2006 compared to $1.8 million for the comparable period of 2005. During the six months ended June 30, 2006, net cash used in operating activities was primarily attributable to our net loss of $4.1 million adjusted for $6.4 million of non-cash expenses, an increase of $1.8 million in accounts receivable and unbilled revenues, and decreases of $687 thousand in accounts payable and $1.3 million in accrued expenses and other liabilities. These effects were partially offset by decreases of $223 thousand in prepaid expenses and other current assets. Non-cash expenses included depreciation and amortization, provision for doubtful accounts, non-cash compensation expense and the write-off of leasehold improvements. During the six months ended July 1, 2005, net cash used in operating activities was primarily attributable to increases of $6.5 million in accounts receivable and unbilled revenue and $140 thousand in prepaid expenses and other assets. These effects were partially offset by our net loss of $720 thousand adjusted for $3.8 million of non-cash expenses and increases in accounts payable of $1.8 million and $53 thousand in accrued expenses and other liabilities.

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

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of June 30, 2006, we had repurchased 6,534,155 shares of our common stock at an average price of $3.39 per share.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Based on these findings, the Company concluded that it was necessary to amend and restate its financial statements and other financial information for the years 2005, 2004 and 2003, and the quarterly periods ended March 31, 2006 and June 30, 2006.

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

Item 6. Exhibits

See Index to Exhibits on page 30, which is incorporated herein by reference.

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