Form 10-Q
period 2006-09-29
ANSWERTHINK INC
filed 2007-02-15
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

As of October 27, 2006, there were 44,580,491 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 29, 2006	December 30, 2005 (Restated)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,468	$18,103
Marketable investments	4,984	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $2,191 and $1,766 at September 29, 2006 and December 30, 2005	39,166	41,928
Prepaid expenses and other current assets	2,704	3,273

Total current assets	62,322	76,863

Restricted cash	600	600
Property and equipment, net	5,432	6,304
Other assets	4,380	6,422
Goodwill, net	66,236	61,692

Total assets	$138,970	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,620	$6,319
Accrued expenses and other liabilities	31,261	39,594
Loan payable	—	3,657

Total current liabilities	35,881	49,570
Accrued expenses and other liabilities, non-current	4,503	3,272

Total liabilities	40,384	52,842

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 52,414,841 shares at September 29, 2006; 51,020,343 shares at December 30, 2005	52	51
Additional paid-in capital	278,554	274,746
Treasury stock, at cost, 7,157,655 shares at September 29, 2006 and 6,534,155 shares at December 30, 2005	(23,867)	(22,119)
Accumulated deficit	(157,294)	(153,655)
Accumulated other comprehensive income	1,141	16

Total shareholders’ equity	98,586	99,039

Total liabilities and shareholders’ equity	$138,970	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005 (Restated)	September 29, 2006	September 30, 2005 (Restated)
Revenues:
Revenues before reimbursements	$39,006	$36,171	$127,852	$106,789
Reimbursements	4,546	3,834	14,527	11,788

Total revenues	43,552	40,005	142,379	118,577

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $269 and $210, and $736 and $473 of stock compensation expense in the quarters and nine months ended September 29, 2006 and September 30, 2005, respectively)	22,646	19,910	73,637	60,712
Reimbursable expenses	4,546	3,834	14,527	11,788

Total cost of service	27,192	23,744	88,164	72,500

Selling, general and administrative costs (includes $746 and $695, and $2,500 and $1,717 of stock compensation expense in the quarters and nine months ended September 29, 2006 and September 30, 2005, respectively)	15,709	14,314	50,574	43,755
Restructuring costs	—	—	6,313	1,134
Loss from misappropriation	24	277	326	801

Total costs and operating expenses	42,925	38,335	145,377	118,190

Income (loss) from operations	627	1,670	(2,998)	387
Other income (expense):
Interest income	116	346	469	930
Interest expense	(21)	(12)	(164)	(52)

Income (loss) before income taxes	722	2,004	(2,693)	1,265
Income taxes	249	174	946	155

Net income (loss)	$473	$1,830	$(3,639)	$1,110

Basic net income (loss) per common share:
Net income (loss) per common share	$0.01	$0.04	$(0.08)	$0.03
Weighted average common shares outstanding	44,884	43,912	44,676	43,379

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.01	$0.04	$(0.08)	$0.02
Weighted average common and common equivalent shares outstanding	45,532	44,947	44,676	45,322

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2006	September 30, 2005 (Restated)
Cash flows from operating activities:
Net income (loss)	$(3,639)	$1,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of leasehold improvements	715	—
Depreciation and amortization	4,168	3,590
Provision for doubtful accounts	552	303
Non-cash compensation expense	3,236	2,190
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	2,211	(10,520)
Decrease (increase) in prepaid expenses and other assets	344	(401)
Increase (decrease) in accounts payable	(1,699)	818
Increase (decrease) in accrued expenses and other liabilities	1,523	(240)

Net cash provided by (used in) operating activities	7,411	(3,150)

Cash flows from investing activities:
Purchases of property and equipment	(1,748)	(1,139)
Decrease in restricted cash	3,657	2,400
Purchases of marketable investments	—	(27,900)
Proceeds from calls, sales and maturities of marketable investments	5,000	27,900
Cash used in acquisition of businesses, net of cash acquired	(10,481)	(2,237)

Net cash used in investing activities	(3,572)	(976)

Cash flows from financing activities:
Repayments of borrowings	(1,101)	—
Repayment of loan payable	(3,657)	—
Proceeds from issuance of common stock	756	940
Payment of employee withholding tax related to restricted stock units	(725)	(1,168)
Repurchases of common stock	(1,747)	(3,941)

Net cash used in financing activities	(6,474)	(4,169)

Net decrease in cash and cash equivalents	(2,635)	(8,295)
Cash and cash equivalents at beginning of period	18,103	38,890

Cash and cash equivalents at end of period	$15,468	$30,595

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Restatement

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

The former disbursement agent admitted to the full extent of the misappropriation. A suit was commenced against the former disbursement agent in the UK on October 27, 2006. The Company and the former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict the outcome of whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim have been and will be accounted for as income in the period collected.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned misappropriation on affected line items within financial statements previously reported:

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s previously reported results to the restated consolidated statements of operations for the quarters and nine months ended September 30, 2005. The loss from misappropriation had no effect on the income tax provision in the consolidated statements of operations.

ANSWERTHINK, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Quarter Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Total revenues	$40,005	$—	$40,005	$118,577	$—	$118,577

Total cost of service	23,744	—	23,744	72,500	—	72,500
Selling, general and administrative costs	14,314	—	14,314	43,755	—	43,755
Restructuring costs	—	—	—	1,134	—	1,134
Loss from misappropriation	—	277	277	—	801	801

Total costs and operating expenses	38,058	277	38,335	117,389	801	118,190

Income (loss) from operations	1,947	(277)	1,670	1,188	(801)	387

Other income (expense):
Interest income	346	—	346	930	—	930
Interest expense	(12)	—	(12)	(52)	—	(52)

Income (loss) before income taxes	2,281	(277)	2,004	2,066	(801)	1,265
Income taxes	174	—	174	155	—	155

Net income (loss)	$2,107	$(277)	$1,830	$1,911	$(801)	$1,110

Basic net income (loss) per common share:
Net income (loss) per common share	0.05	(0.01)	0.04	0.04	(0.01)	0.03

Diluted net income (loss) per common share:
Net income (loss) per common share	0.05	(0.01)	0.04	0.04	(0.02)	0.02

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Balance Sheets Impact

The following table reconciles the consolidated balance sheets previously reported in the Original 10-Q Filing to the restated amounts as of December 30, 2005:

ANSWERTHINK, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 30, 2005
	As Previously Reported	Adjustments	As Restated
ASSETS
Total current assets	$76,863	$—	$76,863
Total other assets	75,018	—	75,018

Total assets	151,881	—	151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,319	—	6,319
Accrued expenses and other liabilities	37,751	1,843	39,594
Loan payable	3,657	—	3,657

Total current liabilities	47,727	1,843	49,570
Accrued expenses and other liabilities, non-current	3,272	—	3,272

Total liabilities	50,999	1,843	52,842

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,020,343 shares at December 30, 2005	51	—	51
Additional paid-in capital	282,749	—	282,749
Unearned compensation	(8,003)	—	(8,003)
Treasury stock, at cost, 6,534,155 shares at December 30, 2005	(22,119)	—	(22,119)
Accumulated deficit	(151,748)	(1,907)	(153,655)
Accumulated other comprehensive income (loss)	(48)	64	16

Total shareholders’ equity	100,882	(1,843)	99,039

Total liabilities and shareholders’ equity	$151,881	$—	$151,881

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1. Restatement (continued)

Consolidated Statements of Cash Flows Impact

The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were impacted. The following table shows the effect on our previously reported cash flow items in the Original 10-Q Filing for the nine months ended September 30, 2005:

ANSWERTHINK, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	As Restated
Net income (loss)	$1,911	$(801)	$1,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of leasehold improvements	—	—	—
Depreciation and amortization	3,590	—	3,590
Provision for doubtful accounts	303	—	303
Non-cash compensation expense	2,190	—	2,190
Changes in assets and liabilities, net of effects from acquisitions:		—
Decrease in accounts receivable and unbilled revenue	(10,520)	—	(10,520)
Increase in prepaid expenses and other assets	(401)	—	(401)
Increase in accounts payable	818	—	818
Decrease in accrued expenses and other liabilities	(1,041)	801	(240)

Net cash used in operating activities	$(3,150)	$—	$(3,150)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Basis of Presentation

The consolidated financial statements of Answerthink, Inc. (“Answerthink” or the “Company”) include the accounts of the Company and all of its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2005 included in the Form 10-K/A filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 29, 2006 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the quarters ended September 29, 2006 and September 30, 2005 potentially dilutive securities included 572,217 shares and 818,379 shares of unvested restricted stock units issued to employees and 76,236 shares and 216,857 shares of common stock issuable upon the exercise of stock options following the treasury stock method.

For the nine months ended September 29, 2006 potentially dilutive securities were excluded from the dilutive net loss computation because their effects would have been anti-dilutive to the loss incurred by the Company. Potentially dilutive securities which were not included in the dilutive loss per share calculation for the nine month period ended September 29, 2006 includes 1,324,225 shares of unvested restricted stock units issued to employees and 219,913 shares of common stock issuable upon the exercise of stock options following the treasury stock method. For the nine months ended September 30, 2005, potentially dilutive securities include 1,714,470 shares of unvested common stock subject to vesting requirements and restricted stock units issued to employees and 228,880 shares of common stock issuable upon the exercise of stock options following the treasury stock method.

Approximately 1.7 million and 1.9 million stock options were excluded from the computations of diluted net income per common share for the quarters ended September 29, 2006 and September 30, 2005, respectively, as their stock price was higher than the Company’s average stock price.

4. Comprehensive Income (Loss)

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005 (Restated)	September 29, 2006	September 30, 2005 (Restated)
Net income (loss)	$473	$1,830	$(3,639)	$1,110
Change in cumulative foreign currency translation adjustment	1,333	40	1,042	217
Change in net unrealized gain (loss) on marketable investments	34	—	83	(25)

Comprehensive income (loss)	$1,840	$1,870	$(2,514)	$1,302

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	September 29, 2006	December 30, 2005
Accounts receivable	$26,743	$35,870
Unbilled revenue	14,614	7,824
Allowance for doubtful accounts	(2,191)	(1,766)

	$39,166	$41,928

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Restructuring Accrual (continued)

The following table sets forth the detail and activity in the restructuring expense accrual during the nine months ended September 29, 2006 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at September 29, 2006
Closure and consolidation of facilities and related exit costs	$2,617	$387	$(987)	$2,017

2002 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Expenditures	Accrual Balance at September 29, 2006
Closure and consolidation of facilities and related exit costs	$1,151	$3,094	$(361)	$3,884

2005 Restructuring Accrual

	Accrual Balance at December 30, 2005	Adjustments to Accrual	Asset Write- Off	Expenditures	Accrual Balance at September 29, 2006
Severance and other employee costs	$372	$906	$—	$(919)	$359
Closure and consolidation of facilities and related exit costs	694	1,926	(715)	(515)	1,390

	$1,066	$2,832	$(715)	$(1,434)	$1,749

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Quarter Ended September 29, 2006		Nine Months Ended September 29, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Income (loss) before income taxes	$722	$829	$(2,693)	$(2,304)
Net income (loss)	$473	$580	$(3,639)	$(3,250)

Results for the quarter and nine months ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s stock plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income and net income per share for the quarter and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below:

	Quarter Ended	Nine Months Ended
	September 30, 2005 (Restated)	September 30, 2005 (Restated)
Net income, as reported	$1,830	$1,110
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	905	2,190
Deduct: Total stock based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(1,316)	(3,616)

Pro forma net income (loss)	$1,419	$(316)

Basic net income (loss) per common share:
As reported	$0.04	$0.03
Pro forma	$0.03	$(0.01)
Diluted net income (loss) per common share:
As reported	$0.04	$0.02
Pro forma	$0.03	$(0.01)

Stock Plans

Total share based compensation included in the net income (loss) for the quarter and nine months ended September 29, 2006 was $1.0 million and $3.2 million, respectively. The number of shares available for future issuance under the plans at September 29, 2006 is 10,653,483 shares. The Company issues new shares as shares are required to be delivered under the plan.

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

Stock option activity under the Company’s stock option plans is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	2,445,321	$5.63
Granted	—	—
Exercised	(138,793)	3.57
Canceled	(259,754)	5.60

Outstanding at September 29, 2006	2,046,774	$5.76	5.63	$100,223

Exercisable at September 29, 2006	1,533,488	$5.88	5.06	$79,596

Other information pertaining to option activity during the quarter was as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Weighted average grant-date fair value of stock options granted	$—	$—	$—	$2.30
Total fair value of stock options vested	$80	$178	$1,366	$1,667
Total intrinsic value of stock options exercised	$3	$13	$304	$103

No options were granted during the quarter and nine months ended September 29, 2006. The Company recorded stock-based compensation totaling $107 thousand and $390 thousand during the quarter and nine months ended September 29, 2006, respectively, related to the unvested portion of previously granted stock options. No options were granted during the quarter ended September 30, 2005. The Company granted 45,000 options during the nine months ended September 30, 2005.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. Restricted stock unit activity for the nine months ended September 29, 2006 was as follows:

	Nine Months Ended September 29, 2006
	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	2,828,633	$3.43
Granted	758,838	5.24
Vested	(786,935)	3.87
Forfeited	(712,170)	2.75

Nonvested balance at September 29, 2006	2,088,366	$4.14

The Company recorded stock based compensation totaling $2.3 million and $2.1 million, respectively, related to restricted stock units during the nine months ended September 29, 2006 and September 30, 2005. As of September 29, 2006, there was $5.5 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.38 years.

As of September 30, 2005, the Company had 169,295 of stock options which were accounted for under variable plan accounting pursuant to FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $49 thousand for the nine months ended September 30, 2005.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued in connection with an acquisition to the employees of such company. Employees of the acquired company vest in these shares over a period of four years. Compensation expense was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the nine months ended September 29, 2006 was as follows:

	Nine Months Ended September 29, 2006
	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	—	$—
Granted	676,695	3.99
Vested	—	—
Forfeited	—	—

Nonvested balance at September 29, 2006	676,695	$3.99

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Stock Based Compensation (continued)

The Company recorded compensation expense totaling $506 thousand during the nine months ended September 29, 2006 related to common stock subject to vesting requirements. As of September 29, 2006, there was $2.1 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.92 years.

9. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal 2006, shares of our common stock may be purchased by employees at six month intervals at 95% of the fair market value on the last trading day of each six month period. The plan, as amended, is considered non-compensatory, and as such, no stock based compensation was recorded in connection with the plan during the nine months ended September 29, 2006. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of Answerthink’s common stock. In 2003, 2004 and 2005, the Board of Directors approved the repurchase of an additional $25.0 million of the Company’s common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended September 29, 2006, the Company repurchased 623,500 shares of its common stock at a cost of approximately $1.7 million. As of September 29, 2006, the Company had repurchased 7,157,655 shares of its common stock at an average price of $3.33 per share.

10. Litigation

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million. The Company’s Audit Committee also initiated a review of the matter. That review is now complete.

The former disbursement agent admitted to the full extent of the misappropriation. A suit was commenced against the former disbursement agent in the UK on October 27, 2006. The Company and the former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict the outcome of whether the former disbursement agent will satisfy the terms of the settlement agreement.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Litigation (continued)

Due to this uncertainty, any amounts recovered as a result of the Company’s claim have been and will be accounted for as income in the period collected.

In addition to the matter described above, the Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

11. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Total Revenues
Domestic	$38,821	$37,124	$125,344	$110,368
Foreign	4,731	2,881	17,035	8,209

Total	$43,552	$40,005	$142,379	$118,577

Long-lived assets are attributed to geographic areas as follows (in thousands):

	September 29, 2006	December 30, 2005
Long-Lived Assets
Domestic	$57,974	$43,112
Foreign	18,074	31,306

Total	$76,048	$74,418

As of September 29, 2006 and December 30, 2005, foreign assets included $18 million and $31 million of goodwill and intangible assets related to REL, a UK based company, respectively.

The Company’s revenue is derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
The Hackett Group
Benchmarking	$4,006	$5,169	$13,756	$15,168
Membership Advisory Programs	2,969	1,999	8,399	5,622
Transformation Advisory	14,303	9,161	49,902	28,689
Best Practices Solutions
Business Applications	11,986	13,555	38,890	41,186
Business Intelligence	10,288	10,121	31,432	27,912

Total Revenues	$43,552	$40,005	$142,379	$118,577

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

14. Subsequent Events

On October 6, 2006, the Company entered into an agreement with Lawson Software America, Inc. (“Lawson”) by which Lawson would make an employment offer to each of the Company’s employees dedicated to delivering Lawson software products. Subsequently, Lawson paid the Company an initial placement fee equal to $260,000 based on the number of employees who accepted Lawson’s offer.

If at least ten of the hired employees continue to be employed full time with Lawson as of May 1, 2007, Lawson will pay Answerthink a six month placement fee equal to $15,000 per employee still employed.

The Company’s contractual obligations with its existing customers are not being transferred. The Company also entered into a separate subcontract agreement with Lawson for resources. There were no assets transferred, no existing contracts being sold, and there are no liabilities being assumed by Lawson as part of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K/A for the year ended December 30, 2005. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

RESTATEMENT

As described in the Company’s Current Report on Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and has concluded that the loss resulting from the misappropriation was approximately $2.2 million of which $0.3 million relates to 2006 as described below. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results, as restated. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

	Quarter Ended				Nine Months Ended
	September 29, 2006		September 30, 2005 (Restated)		September 29, 2006		September 30, 2005 (Restated)
Revenues:
Revenues before reimbursements	$39,006	89.6%	$36,171	90.4%	$127,852	89.8%	$106,789	90.1%
Reimbursements	4,546	10.4%	3,834	9.6%	14,527	10.2%	11,788	9.9%

Total revenues	43,552	100.0%	40,005	100.0%	142,379	100.0%	118,577	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	22,646	52.0%	19,910	49.8%	73,637	51.7%	60,712	51.2%
Reimbursable expenses	4,546	10.4%	3,834	9.6%	14,527	10.2%	11,788	9.9%

Total cost of service	27,192	62.4%	23,744	59.4%	88,164	61.9%	72,500	61.1%
Selling, general and administrative costs	15,709	36.1%	14,314	35.8%	50,574	35.6%	43,755	36.9%
Restructuring costs	—	—	—	—	6,313	4.4%	1,134	1.0%
Loss from misappropriation	24	0.0%	277	0.7%	326	0.2%	801	0.7%

Total costs and operating expenses	42,925	98.6%	38,335	95.8%	145,377	102.1%	118,190	99.7%

Income (loss) from operations	627	1.4%	1,670	4.2%	(2,998)	(2.1)%	387	0.3%
Other income (expense):
Interest income, net	95	0.2%	334	0.8%	305	0.2%	878	0.7%

Income (loss) before income taxes	722	1.7%	2,004	5.0%	(2,693)	(1.9)%	1,265	1.0%
Income taxes	249	0.6%	174	0.4%	946	0.7%	155	0.1%

Net income (loss)	$473	1.1%	$1,830	4.6%	$(3,639)	(2.6)%	$1,110	0.9%

Revenues. Revenues for the quarter ended September 29, 2006 increased by $3.6 million or 9% to $43.6 million from $40.0 million in the quarter ended September 30, 2005. Revenues for the nine months ended September 29, 2006 increased $23.8 million or 20% to $142.4 million from $118.6 million in the nine months ended September 30, 2005. The increase in revenues for the quarter and nine months ended September 29, 2006 was primarily attributable to revenue of approximately $4.0 million and $16.5 million, respectively, relating to REL Consultancy Group Limited (“REL”) which was acquired on November 29, 2005, increased revenue from our membership advisory program sales and related transformation advisory services and increased revenue from our Hyperion implementation practice, offset by decreased revenue from the continued de-emphasis of SAP staff augmentation work. Reimbursements as a percentage of revenues during the quarters and nine months ended September 29, 2006 and September 30, 2005 were comparable at 10%. During the quarter and nine months ended September 29, 2006, no customer accounted for revenues equal to or greater than 5% of total revenues. During the quarter and nine months ended September 30, 2005, one customer had revenues equal to or greater than 5% of total revenues, accounting for 6% of revenues. Our contracts can be cancelled for convenience by the customer upon 30 days’ notice. During the quarter ended March 31, 2006, a significant customer filed for bankruptcy protection. In order to mitigate our credit risk, we entered into agreements with a third party on April 19, 2006 and on June 29, 2006 to sell our pre-bankruptcy accounts receivable from this customer for 65% and 75% of the total outstanding balances, respectively. The remaining amounts due under the terms of these agreements were collected in full subsequent to June 30, 2006. The cancellation or significant reduction in the use of services from key customers could have a material adverse effect on our results of operations. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service was $27.2 million in the quarter ended September 29, 2006 an increase of $3.4 million or 15% compared to the quarter ended September 29, 2005. Cost of service was $88.2 million in the nine months ended September 29, 2006, an increase of $15.7 million or 22% compared to the nine months ended September 30, 2005. This increase was primarily attributable to the increase in total billable headcount as a result of the REL acquisition in November 2005, offset by a reduction in headcount in the Business Applications group. Consultant average headcount for the nine months ended September 29, 2006 was 644 compared to consultant average headcount of 577 for the nine months ended September 30, 2005.

Cost of service as a percentage of revenue was 62% for the quarter ended September 29, 2006, an increase from 59% in the quarter ended September 30, 2005, primarily as the result of a decrease in The Hackett Group annualized revenue per professional. The Hackett Group annualized revenue per professional was $341 thousand for the quarter ended September 29, 2006, as compared to $383 thousand in the quarter ended September 30, 2005. The decrease in The Hackett Group revenue per professional was primarily attributable to lower than expected revenue in our Transformation Advisory practice and decreased benchmarking revenue. Cost of service as a percentage of revenue was 62% for the nine months ended September 29, 2006, comparable to 61% for the nine months ended September 30, 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 10% to $15.7 million in the quarter ended September 29, 2006 from $14.3 million in the quarter ended September 30, 2005. Selling, general and administrative expenses increased 16% to $50.6 million in the nine months ended September 29, 2006 from $43.8 million in the nine months ended September 30, 2005. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of REL in November 2005 and increased revenue from the comparable quarter in 2005. Selling, general and administrative expenses as a percentage of revenues were 36% during the quarters ended September 29, 2006 and September 30, 2005 and the nine months ended September 29, 2006 and 37% for the nine months ended September 30, 2005. The slight decrease is primarily attributable to benefits achieved from the company’s restructuring efforts to rationalize real estate investments and benefits achieved from the integration of REL’s back office functions.

Restructuring Costs. We did not record any restructuring costs for the quarters ended September 29, 2006 and September 30, 2005. However, we recorded restructuring costs of $6.3 million in the quarter ended March 31, 2006 which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. Additionally, we recorded restructuring costs of $1.1 million in the quarter ended April 1, 2005 to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation.

Loss from Misappropriation. The loss from misappropriation of $24 thousand and $277 thousand for the quarters ended September 29, 2006 and September 30, 2005 and $326 thousand and $801 thousand for the nine months ended September 29, 2006 and September 30, 2005, respectively, relates to funds that were misappropriated by the Company’s former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the Company’s United Kingdom operations. As a result, the Company has amended and restated financial statements and other financial information for the quarter and nine months ended September 30, 2005. See Note 1 to the consolidated financial statements for a description and reconciliation of restated amounts.

Income Taxes. We recorded income taxes of $946 thousand for the nine months ended September 29, 2006, which represented an effective tax rate of 35.1% of loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward. For the nine months ended September 30, 2005, we recorded income tax expense of $155 thousand, which represented an effective tax rate of 12.3% of income before income taxes for certain state and foreign taxes. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current period.

Liquidity and Capital Resources

We have funded our operations primarily with cash flow generated from operations and the proceeds from our initial public offering. At September 29, 2006, we had $15.5 million in cash and cash equivalents compared to $18.1 million at December 30, 2005. At September 29, 2006 and December 30, 2005, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of The REL Consultancy Group and have classified this deposit as restricted cash on the accompanying consolidated balance sheet as of December 30, 2005. This cash was used to repay the loan during March 2006. We also had marketable investments of $5.0 million and $9.9 million at September 29, 2006 and December 30, 2005, respectively.

Net cash provided by operating activities was $7.4 million for the nine months ended September 29, 2006 compared to cash used in operation of $3.2 million for the comparable period of 2005. During the nine months ended September 29, 2006, net cash provided by operating activities was primarily attributable to our net loss of $3.6 million adjusted for $8.7 million of non-cash expenses and decreases of $2.2 million in accounts receivable and unbilled revenues and $344 thousand in prepaid expenses and other current assets. These effects were partially offset by a decrease of $1.7 million in accounts payable and an increase of $1.5 million in accrued expenses and other liabilities. Non-cash expenses included depreciation and amortization, provision for doubtful accounts, non-cash compensation expense and the write-off of leasehold improvements. During the nine months ended September 30, 2005, net cash used in operating activities of $3.2 million was primarily attributable to increases of $10.5 million in accounts receivable and unbilled revenue and $401 thousand in prepaid expenses and other assets and a decrease of $240 thousand in accrued expenses and other liabilities. These effects were partially offset by our net income of $1.1 million, non-cash expenses of $6.1 million and an increase in accounts payable of $818 thousand.

Net cash used in investing activities was $3.6 million for the nine months ended September 29, 2006 compared to cash used in investing activities of $976 thousand during the comparative nine months of 2005. Cash used in investing activities in the nine months ended September 29, 2006 was primarily attributable to $1.7 million used for the purchase of property and equipment and $10.5 million used for the acquisition of businesses, partially offset by maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million. The uses of cash for investing activities in the comparable period in 2005 were primarily attributable to the purchases of $27.9 million of marketable investments, $2.2 million used for business acquisitions and $1.1 million for purchases of property and equipment, partially offset by $27.9 million of proceeds from calls, sales and maturities of marketable investments and a $2.4 million decrease in restricted cash.

Net cash used in financing activities was $6.5 million for the nine months ended September 29, 2006 compared to $4.2 million for the comparable period of 2005. During the nine months ended September 30, 2006, cash used in financing activities was primarily attributable to $3.7 million for the repayment of the Employee Benefit Trust loan, $1.7 million for the repurchase of common stock, $1.1 million for the repayment of bank overdrafts, and $725 thousand for payment of employee withholding tax related to restricted stock units, partially offset by $756 thousand from proceeds from the sale of stock as a result of exercises of stock options as well as the sale of stock through our employee stock purchase plan. During the nine months ended September 30, 2005, cash used in financing activities was attributable to the repurchase of $3.9 million of our common stock and $1.2 million for payment of employee withholding tax related to restricted stock units, partially offset by proceeds of $940 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our employee stock purchase plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended September 29, 2006, the Company repurchased 623,500 shares of its common stock at a cost of approximately $1.7 million. As of September 29, 2006, we had repurchased 7,157,655 shares of our common stock at an average price of $3.33 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 29, 2006, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

As more fully described in our 2005 Form 10-K/A for the fiscal year ended December 30, 2005 containing the restated financial information, the Company concluded that it did not maintain effective controls over cash disbursement and payroll transactions for its UK operations, and as such did not maintain effective “disclosure controls and procedures” as defined under Exchange Act Rule 13a-15(f) or 15d-15(f). Solely as a result of this material weakness in its internal control over financial reporting, we also concluded that our disclosure controls and procedures were not effective for the period covered by this report.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended September 29, 2006, the Company repurchased 623,500 shares of its common stock at a cost of approximately $1.7 million, under a repurchase program approved by the Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of the Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2006 to July 28, 2006	—	$—	—	$7,880,785

July 29, 2006 to August 25, 2006	315,700	$2.81	315,700	$6,995,231

August 26, 2006 to September 29, 2006	307,800	$2.80	307,800	$6,133,373

Total	623,500	$2.80	623,500

Item 6. Exhibits

See Index to Exhibits on page 27, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: February 15, 2007	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description

3.1	+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2	+	Amended and Restated Bylaws of the Registrant, as amended

31.1		Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000