Form 10-K
period 2006-12-29
ANSWERTHINK INC
filed 2007-03-14
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-24343

Answerthink, Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0750100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Brickell Bay Drive, Suite 3000 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 375-8005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $129,601,902 on June 30, 2006 based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market.

The number of shares of the registrant’s common stock outstanding on March 9, 2007 was 44,887,809.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

ITEM 1. BUSINESS

GENERAL

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group (“Hackett”), the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

The Hackett Group, a strategic advisory firm and an Answerthink company, is a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative (“SG&A”) and supply chain activities with analysis gained through more than 3,500 benchmark studies over 15 years at 2,100 of the world’s leading companies.

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

INDUSTRY BACKGROUND

The economy showed improved growth in 2006 triggering interest rate increases to mitigate the risk of inflation. Business and technology consultancies in the U.S. had increases in business activity that followed the growth rate of the economy.

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

We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technology investments. As the economy continues to grow, we believe large enterprises will continue to focus their business consulting and Information Technology (“IT”) spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency.

We expect companies to continue to look for ways to automate, centralize and standardize business processes by leveraging highly educated, low cost offshore labor markets and their investments in Enterprise Resource Planning (“ERP”) systems. We also believe that Business Intelligence (“BI”) systems and business performance management applications will play an increasingly significant role as companies seek to generate more valuable insight and analysis from their operational and financial data. We believe that these systems will produce real-time enterprises, capable of nearly instantaneous views of current performance and more accurate and efficient planning, forecasting and reporting.

OUR APPROACH

Answerthink provides business and technology consulting services designed to enable companies to achieve world-class business performance by combining intellectual capital from The Hackett Group, with its extensive database of business process best practices and performance measurement results, and our proprietary Best Practice Implementation (“BPI”) approach.

Hackett is a strategic advisory firm that helps executives understand how well they are performing today to a peer group and to world-class levels. Hackett enables world-class performance by defining what is possible, providing objective performance comparisons to establish priorities, developing strategic alternatives to address performance improvements, creation of initiative roadmaps, best practice solutions designs and implementation services.

Hackett is differentiated through its use of empirical data, a large repository of proven best practices, implementation tools and global implementation insight that are used to provide advice and solutions.

Hackett provides both continuous and best practice implementation programs. Continuous services are referred to as Advisory Programs, which include: membership-based offerings providing a mix of best practice research, on-demand advisor telephonic access, peer learning opportunities and annual events. Best practice implementation offerings include benchmarking, business transformation and working capital management services.

Hackett business advisors have the skills, experience and access to proprietary data sets to advise, develop, design and implement solutions grounded in actual client performance measurement results. Hackett provides deep insight into how top-performing companies operate and applies those best practices to generate performance gains for clients.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, approaches observed through benchmark and other best practice implementation engagements to correlate with superior performance levels. We use Hackett intellectual capital in the form of best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflow and functionality that is enabled by enterprise software applications. The pre-populated collection of best practice process flows and technology configuration guides is referred to as the BPI Tool Kit and used throughout the term of a project to ensure that best practices are identified and implemented. This coordinated approach addresses people, process, information access and technology.

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

Similarly, we integrate Hackett-Certified™ Practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses, in most functional areas of major business application packages from Oracle, Hyperion, PeopleSoft and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. Best practice implementations establish the foundation for improved performance.

We believe the combination of optimized processes, a best practices-based business application and business intelligence environment allows our clients to achieve and sustain significant business performance improvement.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their business models and IT infrastructure. Our competitors include international, national and regional strategic consulting and technology implementation firms, the IT services divisions of application software firms, and business consulting firms providing subscriptions to peer networking and research-based services. Mergers, consolidation and bankruptcies throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative service and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approach, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale.

Still, we believe our competitive position is strong. With Hackett intellectual capital and its direct link to our BPI approach, we believe we can uniquely assist our clients. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 3,500 benchmark studies for over 2,100 clients, generating proprietary data sets spanning performance metrics and correlating best practices. The combination of Hackett data, along with deep expertise and know how in evaluating, designing and implementing business transformation strategies for clients, deliver a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our offering approach, gives us a competitive advantage.

STRATEGY

Moving forward, our focus will be on executing the following strategies:

• Continue to position and grow Hackett as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practices strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) and best practice implementation insight, we are able to build trusted strategic relationships with our clients. Depending where our clients are in their assessment or implementation of performance improvement initiatives, we offer our clients a combination of offerings that supports their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, then they can avail themselves to our Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship with a client which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises allowing us over time to ascribe a larger amount of our total revenues to a growing client base which will also improve the predictability of our results.

• Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and the improved return on investment. Our clients attribute their decision to use us to our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, transformation or research activities. Additional BPI updates are also driven by new software releases that drive new innovation in business process automation.

• Create strategic relationships that help us leverage and expand our Hackett intellectual capital base as well as grow our revenues. We continue to believe that there are other organizations that can help us grow revenues and our intellectual capital consistent with our strategy. Examples of such relationships include programs that we have executed with Accenture, Lawson and Oracle.

• Expand and leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24 hour/5 day operations. With this infrastructure in place, we are expecting our headcount and utilization of our resources in India to further expand in 2007.

• Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our intellectual property. We believe that our unique Hackett access and our BPI approach coupled with our strong balance sheet and infrastructure can be utilized to support a larger organization. We believe that acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus. For example, our acquisition of REL Consultancy Group Limited (“REL”) in 2005 expanded our knowledge and capabilities into working capital management and expanded our client base and exposure to additional markets abroad.

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

Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of SG&A.

Best Practice Research: Empirically based research and insight derived from Hackett benchmark and transformation studies. Our research provides detailed insights into the most significant, proven approaches in use at world-class organizations that yield superior business results.

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

Since Hackett’s inception in 1991, it has measured and evaluated the efficiency and effectiveness of enterprise functions at over 2,100 global organizations. This includes 97% of the Dow Jones Industrials, 77% of the Fortune 100 and 90% of the Dow Jones Global Titans Index. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, and shared service centers. Hackett has identified over 1,400 best practices for over 90 processes in these key functional areas. Hackett uses proprietary performance measurement tools and data collection processes that enables companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for investment.

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

Through the acquisition of REL, a global leader in generating cash improvement from working capital, we offer REL services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

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

Based on our extensive best practices knowledge, our Business Intelligence group designs, develops and implements solutions for more effective enterprise performance management (“EPM”) and business intelligence (“BI”). Our BI experts know how to apply and implement custom or packaged analytical applications such as Hyperion and Cognos to increase process transparency, exception management, and create continuous improvement environments. Similarly, our BI services are designed to increase visibility into current performance, improve access to key financial and operational data, and enhance strategic decision making. The group offers strategy and management services, including operational diagnostics and planning and enterprise architecture.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated strategic buyers of business and IT consulting services. During 2006, our ten most significant clients accounted for approximately 21% of revenues, and no client generated more than 10% of total revenues. We believe that we have achieved a high level of satisfaction across our client base. The responses to the surveys we send to clients continue to be extremely positive. During 2006, we received surveys from a significant number of our engagements with an average score of 4.5 on a 5.0 scale. The direct feedback and suggestions we receive on surveys are used to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2007 is to continue to increase awareness of our brand that we have created around Hackett empirical knowledge capital and BPI. Our Hackett and BPI message will remain the central focus of our marketing and communications programs this year to help expand both an understanding of and demand for this approach. Similarly, we have aligned our sales force so it can market working capital and business transformation services along with our benchmarking and advisory programs. In 2007, the compensation programs for our associates reflect an emphasis optimizing our total revenue relationship with our clients while continuing to emphasize the growth of advisory programs. For our Best Practice Solutions Groups, we will continue to utilize Hackett intellectual capital as a way to differentiate the relationships we have with the software providers and with our clients.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•	The Leadership Team and Senior Directors

•	The Sales Organization

•	Business Development Associates

•	The Delivery Organization

The Leadership Team and Senior Directors are comprised of our senior leaders who have a combination of executive, functional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing the business by fostering executive level relationships within accounts and leveraging their existing contacts in the marketplace.

The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets and are primarily focused on developing new relationships and are aligned to our core practice areas within their target accounts. They also handle opportunities in their geographic territories as they arise.

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

In addition to our business development resources, we have a corporate marketing and communications organization responsible for overseeing our marketing programs, public relations and employee communications activities.

We have segmented our market focus into the following categories:

•	Target Accounts

•	Geographic Focus Accounts

•	Strategic Alliance Accounts

Target Accounts are comprised of prospects and clients who are geographically situated where a sales representative resides. Target account criteria include the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

Geographic Focus Accounts are accounts within a specified geographic location that are contained on the target account list. These accounts mostly include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts and are handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

Strategic Alliance Accounts are accounts that allow us to partner with organizations of greater scale or different skill sets or with software developers which enables all parties to jointly market their products and services to prospective clients.

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

Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•	Continuous development of our associates, our unique content business model and knowledge base

•	Diversity of backgrounds, skills and experiences

•	Knowledge capture, contribution and utilization

•	Collaboration with one another, with our partners and with our clients

Our human resources staff includes dedicated individuals to recruit consultants with both business and technology expertise. Our recruiting team drives our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. Our human resources staff also includes seasoned professionals that support our practices by, among other things, administering our benefit programs and facilitating the hiring process. We also have an employee referral program, which rewards existing employees who source new hires.

The benefits package that we provide includes comprehensive health and welfare insurance, work/life balance programs and a 401(k) program including a company match for associates below the level of senior director. Our associates are paid competitive salaries and incentive pay. Incentive pay for delivery resources is based on an individual’s contribution to the projects on which he or she is staffed. Incentive pay for sales associates is based on achievement of sales quotas. Incentive pay for practice leaders and senior practice members is based upon practice margin, sales contributions, client management and practice management. As of December 29, 2006, we had approximately 800 associates, approximately 70% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors from time to time.

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

We believe that establishing and maintaining a good reputation and name recognition are critical for attracting and retaining clients and employees in our industry. We also believe that the importance of reputation and name recognition will continue to increase due to the number of providers of business consulting and IT services. If our reputation is damaged or if potential clients are not familiar with us or with the solutions we provide, we may be unable to attract new, or retain existing, clients and employees. Promotion and enhancement of our name will depend largely on our success in continuing to provide effective solutions. If clients do not perceive our solutions to be effective or of high quality, our brand name and reputation will suffer. In addition, if solutions we provide have defects, critical business functions of our clients may fail, and we could suffer adverse publicity as well as economic liability.

We depend heavily on a limited number of clients.

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2006, our ten largest clients accounted for approximately 20% of our revenues in the aggregate. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to integrate successfully businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	failure to retain existing clients;

•	unanticipated events or circumstances;

•	unknown claims or liabilities;

•	amortization of certain acquired intangible assets; and

•	operating in new or unfamiliar geographies.

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

We protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the client engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreements before a detailed written contract can be finalized. Revenue is not recognized on a project prior to receiving a signed contract. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our intellectual property and protect ourselves from liability to others may be impaired.

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

We also derive an increasing portion of our revenues from annual memberships for our business advisory programs. Our growth prospects therefore depend on our ability to achieve and sustain high renewed rates on programs and to successfully launch new programs. Failure to achieve high renewal rate levels or to successfully launch new programs and services could have a material adverse effect on our operating results.

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

In addition, the stock prices of many business and technology services companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock’s market price may impact our ability to finance our operations and retain personnel.

We earn revenues, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could adversely affect our financial results.

We have increasing international operations, where we earn revenues and incur costs in various foreign currencies, primarily the British pound and the euro. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenues, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenues and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices currently are located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 10,780 square feet and expires June 30, 2010. We also have offices in Atlanta, Frankfurt, London, New York City, Paris, Philadelphia and Hyderabad, India. As of December 29, 2006 we had operating leases that extended through July 2015. We believe that we will be able to obtain suitable new or replacement space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Global Market (formerly named the Nasdaq National Market) since our initial public offering on May 28, 1998 under the Nasdaq symbol “ANSR.” The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the Nasdaq Global Market.

	High	Low
2006	$3.15	$2.05
Fourth Quarter	$4.26	$2.40
Third Quarter	$6.65	$3.65
Second Quarter	$6.45	$4.10
First Quarter

2005
Fourth Quarter	$4.72	$3.49
Third Quarter	$4.62	$3.56
Second Quarter	$4.20	$3.10
First Quarter	$5.00	$3.70

The closing sale price for the common stock on March 9, 2007 was $3.21.

As of March 9, 2007, there were approximately 300 holders of record of our common stock and 44,887,809 shares of common stock outstanding.

Performance Graph

The following graph compares our cumulative total stockholder return since December 28, 2001 with the Nasdaq Composite Index and A Peer Group Index composed of other companies with similar business models. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 28, 2001.

	12/28/01	1/3/03	1/2/04	12/31/04	12/30/05	12/29/06
Answerthink, Inc.	100.00	41.19	84.95	70.82	64.59	46.81
NASDAQ Composite	100.00	68.85	101.86	112.16	115.32	127.52
Peer Group	100.00	38.42	64.68	64.46	53.55	57.45

Company Dividend Policy

We have not paid any and do not expect to pay any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

Purchases of Equity Securities

We have an ongoing authorization, from the Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. The authorization is for up to $30.0 million, of which $1.7 million of repurchases of our common stock were made during the year ended December 29, 2006 and approximately $6.1 million is currently still available. All repurchases are made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and no determination was made by the Company to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended December 29, 2006:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares as Part of Publicly Announced Programs	Maximum Dollar Value that may Yet Be Purchased Under the Program
December 31, 2005 through July 28, 2006	—	$—	—	$7,880,765
July 29, 2006 through August 25, 2006	315,700	2.81	315,700	6,995,231
August 26, 2006 through September 29, 2006	307,800	2.80	307,800	6,133,373
September 30, 2006 through December 29, 2006	—	—	—	6,133,373

Total	623,500	$2.80	623,500

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data sets forth selected financial information for Answerthink as of and for each of the years in the five-year period ended December 29, 2006, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004	January 3, 2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Revenues before reimbursements	$162,167	$146,693	$129,339	$117,945	$156,357
Reimbursements	18,388	16,625	14,208	14,442	20,490

Total revenues(1)	180,555	163,318	143,547	132,387	176,847
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	93,102	83,380	76,626	73,551	104,981
Reimbursable expenses	18,388	16,625	14,208	14,442	20,490

Total cost of service	111,490	100,005	90,834	87,993	125,471

Selling, general and administrative costs	67,053	59,844	49,960	44,697	53,416
Impairment of goodwill	—	—	—	—	20,000
Restructuring costs	6,313	2,923	3,749	4,875	10,886
Loss from misappropriation	341	1,037	592	278	—

Total costs and operating expenses	185,197	163,809	145,135	137,843	209,773

Loss from operations	(4,642)	(491)	(1,588)	(5,456)	(32,926)
Other income:
Interest income , net	507	1,089	802	706	570

Income (loss) before income taxes, income (loss) from discontinued operations and cumulative effect of change in accounting principle	(4,135)	598	(786)	(4,750)	(32,356)
Income tax expense (benefit)	913	(6)	324	350	(3,508)

Income (loss) from continuing operations	(5,048)	604	(1,110)	(5,100)	(28,848)
Income (loss) from discontinued operations, net of income taxes	—	—	370	—	(8,911)

Income (loss) before cumulative effect of change in accounting principle	(5,048)	604	(740)	(5,100)	(37,759)
Cumulative effect of change in accounting principle	—	—	—	—	(31,200)

Net income (loss)	$(5,048)	$604	$(740)	$(5,100)	$(68,959)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.03)	$(0.11)	$(0.62)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$0.01	$—	$(0.19)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.68)
Net income (loss) per common share	$(0.11)	$0.01	$(0.02)	$(0.11)	$(1.49)
Weighted average common shares outstanding	44,653	43,575	44,188	45,140	46,348

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.03)	$(0.11)	$(0.62)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$0.01	$—	$(0.19)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$(0.68)
Net income (loss) per common share	$(0.11)	$0.01	$(0.02)	$(0.11)	$(1.49)
Weighted average common shares and common share equivalents	44,653	45,302	44,188	45,140	46,348

Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,585	$18,103	$38,890	$54,441	$35,369
Restricted cash	$600	$4,257	$3,000	$3,000	$2,909
Marketable investments	$—	$9,902	$9,902	$10,000	$28,050
Working capital	$26,761	$27,293	$48,916	$58,525	$72,851
Total assets	$132,845	$151,881	$128,733	$135,223	$145,361
Shareholders’ equity	$98,455	$99,039	$98,910	$104,934	$113,047

(1)	In November 2005, the Company purchased REL Consultancy Group. As a result of the purchase, total revenues include $20.1 million in the 2006 results of operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Answerthink, Inc. is a leading business and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive database of The Hackett Group (“Hackett”), the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

Hackett, a strategic advisory firm and an Answerthink company, is a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative (SG&A) and supply chain activities with analysis gained through 3,500 benchmark studies over 15 years at 2,000 of the world’s leading companies.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because each fiscal year ends on the Friday closest to December 31. Fiscal years 2006, 2005 and 2004 ended on December 29, 2006, December 30, 2005 and December 31, 2004, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenues of such results:

	Year Ended
	December 29, 2006		December 30, 2005		December 31, 2004
	(in thousands, except percentage data)
Revenues:
Revenues before reimbursements	$162,167	89.8%	$146,693	89.8%	$129,339	90.1%
Reimbursements	18,388	10.2%	16,625	10.2%	14,208	9.9%

Total revenues	180,555	100.0%	163,318	100.0%	143,547	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $964, $749 and $852 of stock compensation expense in 2006, 2005 and 2004, respectively)	93,102	51.6%	83,380	51.0%	76,626	53.4%
Reimbursable expenses	18,388	10.2%	16,625	10.2%	14,208	9.9%

Total cost of service	111,490	61.8%	100,005	61.2%	90,834	63.3%
Selling, general and administrative costs (includes $3,135, $2,643 and $1,469 of stock compensation expense in 2006, 2005 and 2004, respectively)	67,053	37.1%	59,844	36.7%	49,960	34.8%
Restructuring costs	6,313	3.5%	2,923	1.8%	3,749	2.6%
Loss from misappropriation	341	0.2%	1,037	0.6%	592	0.4%

Total costs and operating expenses	185,197	102.6%	163,809	100.3%	145,135	101.1%

Loss from operations	(4,642)	(2.6)%	(491)	(0.3)%	(1,588)	(1.1)%
Other income:
Interest income, net	507	0.3%	1,089	0.7%	802	0.6%

Income (loss) before income taxes and income from discontinued operations	(4,135)	(2.3)%	598	0.4%	(786)	(0.5)%
Income tax expense (benefit)	913	0.5%	(6)	0.0%	324	0.2%

Income (loss) from continuing operations	(5,048)	(2.8)%	604	0.4%	(1,110)	(0.7)%
Income from discontinued operations, net of income taxes	—	—	—	—	370	0.2%

Net income (loss)	$(5,048)	(2.8)%	$604	0.4%	$(740)	(0.5)%

Comparison of 2006 to 2005

Overview. We reported a net loss of $5.0 million in 2006 compared to net income of $0.6 million in 2005. Our net loss of $5.0 million in 2006 included restructuring costs of $6.3 million, non-cash stock compensation expense of $4.1 million, and $0.3 million of loss from misappropriation. Non-cash compensation expense of approximately $1.0 million and $3.1 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our net income of $0.6 million in 2005 included restructuring costs of $2.9 million, non-cash stock compensation expense of $3.4 million and $1.0 million of loss from misappropriation. In 2005, non-cash compensation expense of approximately $0.8 million and $2.6 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2006 relate to $2.8 million for the consolidation of additional facilities and related exist costs, primarily as a result of the acquisition of REL Consultancy Group (“REL”) in November 2005, and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. REL is a privately held UK Company that provides working capital management advisory services primarily in Europe and the U.S. The restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previous restructuring charges and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The non-cash compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above. The loss from misappropriation in 2006 and 2005 related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former United Kingdom (“UK”) disbursement agent.

Revenues. Revenues increased 11% to $180.6 million in 2006 from $163.3 million in 2005. The increase in revenues was primarily attributable to revenue of approximately $20.1 million relating to REL, which was acquired on November 29, 2005, increased revenue from our membership advisory program sales and related business transformation services and increased revenue from our Hyperion implementation practice. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to our continued de-emphasis of application staff augmentation work and increased price competition from offshore suppliers. Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2006 and 2005. In fiscal year 2006, no customer had revenues equal to or greater than 5% of total revenues. In fiscal year 2005, one customer had revenues equal to 5% of total revenues. Our contracts can be cancelled for convenience by the customer upon 30 days’ notice. The cancellation or significant reduction in the use of services from key customers could have a material adverse effect on our results of operations. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 12% to $93.1 million in 2006 from $83.4 million in 2005. This increase was primarily attributable to an increase in the average number of billable consultants as a result of the REL acquisition in November 2005, offset by a reduction in headcount in the Business Applications group. Cost of service as a percentage of revenue was 62% in 2006, comparable to 61% in 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased 12% to $67.1 million in 2006 from $59.8 million in 2005. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of REL in November 2005. Selling, general and administrative expenses as a percentage of revenues were comparable at 37% in 2006 and 2005.

Restructuring Costs. Restructuring costs were $6.3 million and $2.9 million in 2006 and 2005, respectively. The restructuring costs recorded in 2006 were comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

The $2.9 million of restructuring costs in 2005 is related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20.0 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions.

Loss From Misappropriation. The loss from misappropriation of $0.3 million in 2006 and $1.0 million in 2005 relates to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements for our UK operations.

The Company and its former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim have been and will be accounted for as income in the period collected.

Income Taxes. In 2006, we recorded income tax expense of $0.9 million, which represented an effective tax rate of 22.2% of our loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward for the fist six months of 2006. In 2005, we recorded an income tax benefit of $6 thousand, which represented an effective tax rate of 1.0% of our income before income taxes. The 2005 tax benefit was comprised of a $0.2 million tax benefit related primarily to REL post acquisition losses in the U.S., partially offset by $0.2 million of income tax expense for certain state and foreign taxes related to non REL entities. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have approximately $69.9 million of U.S. federal net operating loss carryforwards as of December 29, 2006. A full valuation allowance has been provided for all net operating loss carryforwards.

Comparison of 2005 to 2004

Overview. We reported net income of $0.6 million in 2005 compared to a net loss of $0.7 million in 2004. Our $0.6 million of net income during 2005 included restructuring costs of $2.9 million, non-cash stock compensation expense of $3.4 million, and $1.0 million of loss from misappropriation. Non-cash compensation expense of approximately $0.8 million and $2.6 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. Our $0.7 million net loss during 2004 included restructuring costs of $3.7 million, non-cash stock compensation expense of $2.3 million, and $0.6 million of loss from misappropriation. Non-cash compensation expense of approximately $0.8 million and $1.5 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previous restructuring charges and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. The non-cash compensation expense was primarily related to the issuance of restricted stock units to employees at a senior director level or above. The loss from misappropriation in 2005 and 2004 related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former UK disbursement agent.

Revenues. Revenues increased 14% to $163.3 million in 2005 from $143.5 million in 2004. The increase in revenues was primarily attributable to increased revenue from benchmarking and membership advisory program sales and related business transformation services and increased revenue from our Hyperion implementation practice. Additionally, the acquisition of REL contributed to the increase in revenues for 2005. REL revenues for 2005 amounted to $2.5 million. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to increased price competition from offshore suppliers. Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2005 and 2004. In fiscal year 2005, one customer had revenues equal to or greater than 5% of total revenues, accounting for 5% of total revenues. In fiscal year 2004, one customer had revenues greater than 5% of total revenues, accounting for 7% of total revenues. Our contracts can be cancelled for convenience by the customer upon 30 days’ notice. The cancellation or significant reduction in the use of services from key customers could have a material adverse effect on our results of operations. As is customary with most of our significant relationships, we may be able to continue with new and follow-on projects as these initiatives progress into subsequent phases. However, there is no assurance that we will be able to renew these contracts. The cancellation or significant reduction in the use of services from these key customers could have a material adverse effect on our results of operations.

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

Restructuring Costs. Restructuring costs were $2.9 million and $3.7 million in 2005 and 2004, respectively. The $2.9 million of restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities of which $1.1 million specifically related to increase previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, we were fully released from $20.0 million of future lease obligations and we assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $0.7 million related to increases in reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The $3.7 million of restructuring costs in 2004 related to increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities. Existing reserves were increased to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Also in 2004, the restructuring accrual was reduced by $0.4 million relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations in 2004.

Loss From Misappropriation. The loss from misappropriation of $1.0 million in 2005 and $0.6 million in 2004 relates to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements for our UK operations.

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

Income Taxes. In 2005, we recorded an income tax benefit of $6 thousand which represented an effective tax rate of 1.0% of our income before income taxes and income from discontinued operations. The 2005 tax benefit was comprised of a $0.2 million tax benefit related primarily to REL post acquisition losses in the U.S. partially offset by $0.2 million of income tax expense for certain state and foreign taxes related to non REL entities. In 2004, we recorded an income tax expense of $0.3 million which represented an effective tax rate of 41.2% of our loss before income taxes and income from discontinued operations, for certain state and foreign taxes. The estimated annual effective tax rates include an income tax benefit attributable to a decrease in the valuation allowance as a result of the expected utilization of tax net operating loss carryforwards in 2005 and 2004. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have approximately $76.0 million of U.S. federal net operating loss carryforwards as of December 30, 2005. The loss from misappropriation increased the UK’s net operating loss carryforward by $1.9 million as of December 30, 2005. A full valuation allowance has been provided for all net operating loss carryforwards.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At December 29, 2006, we had $19.6 million of cash and cash equivalents compared to $18.1 million at December 30, 2005. We had $0.6 million at December 29, 2006 and December 30, 2005, on deposit with a financial institution as collateral for letters of credit and have classified this deposit as restricted cash on the accompanying consolidated balance sheets. In addition, we had $3.7 million at December 30, 2005 on deposit with a financial institution as collateral for an Employee Benefit Trust loan acquired as part of REL and have classified this deposit as restricted cash on the accompanying consolidated balance sheet. This loan was repaid in March 2006. At December 29, 2006 the Company did not have any marketable investments. At December 30, 2005, we had marketable investments of $9.9 million.

Net cash provided by operating activities was $6.7 million in 2006 compared to $5.7 million for 2005. During 2006, net cash provided by operating activities was primarily attributable to a decrease of $5.7 million in accounts receivable and unbilled revenue and a decrease of $2.1 million in prepaid expenses and other assets, partially offset by a decrease of $5.5 million in accrued expenses. During 2005, net cash provided by operating activities was primarily attributable to net income of $0.6 million, $9.1 million of non-cash expenses and increases in accounts payable of $1.0 million, and accrued expenses and other liabilities of $2.7 million, primarily attributable to the REL acquisition, partially offset by a $7.6 million increase in accounts receivable and unbilled revenue, primarily attributable to the REL acquisition. Non-cash expenses included depreciation and amortization, non-cash compensation expense, provision for doubtful accounts and the write-off of leasehold improvements.

Net cash provided by investing activities was $1.0 million, compared to net cash used in investing activities of $22.6 million in 2005. During 2006, net cash provided by investing activities was primarily attributable to $10.0 million of proceeds from the sales, calls and maturities of marketable investments and a $3.7 million decrease in restricted cash, partially offset by $2.1 million of purchases of property and equipment and $10.5 million in cash used in the acquisition of businesses. The uses of cash for investing activities in 2005 were primarily attributable to $23.3 million used in the acquisition of businesses, purchases of $27.9 million of marketable investments and $1.8 million for purchases of property and equipment, partially offset by $27.9 million of proceeds from sales, calls and maturities of marketable investments and $2.4 million of proceeds from a decrease in restricted cash.

Net cash used in financing activities was $6.3 million in 2006 compared to $3.9 million during 2005. During 2006, the cash used in financing activities was primarily attributable to the repayment of the $3.7 million Employee Benefit Trust loan acquired as part of the acquisition of REL, $1.7 million for the repurchase of our common stock, $1.0 million for the repayment of bank overdrafts, and $0.7 million for payment of employee withholding tax related to vesting of restricted stock units, partially offset by $1.0 million from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan. During 2005 cash used in financing activities was primarily attributable to $3.9 million for the repurchase of our common stock and $1.4 million for payment of employee withholding tax related to vesting of restricted stock units, partially offset by proceeds of $1.7 million from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and the second quarter of 2005, our Board of Directors approved the repurchase of an additional aggregate $25.0 million of our common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 29, 2006, we had repurchased 7,157,655 shares of our common stock at an average price of $3.33 per share. We hold repurchased shares of our common stock as treasury stock.

In November 2005, the Company purchased REL and under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, approximately $6.9 million of deferred consideration was paid. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

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

In July 2003, we purchased the assets of Beacon Analytics, Inc., a business performance management consulting company focusing on the implementation of Hyperion software. The purchase price for this acquisition was $4.0 million in cash and approximately $2.5 million of contingent consideration due over the next three years if certain earnings goals are achieved. In 2006 we paid $1.5 million and in both 2005 and 2004, we paid $1.1 million of earned contingent consideration, which totaled $3.7 million in the aggregate.

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

There were no material capital commitments at December 29, 2006. The following summarizes our lease commitments under non-cancelable operating leases for premises at December 29, 2006 (in thousands):

Less than 1 year	$3,433
1-3 years	6,542
4-5 years	4,381
After 5 years	249

$14,605

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 29, 2006.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits entities to choose to measure many financial instruments and certain other items at fair value. This standard is effective for our fiscal year beginning December 29, 2007. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for our fiscal year beginning December 30, 2006. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard is effective for our fiscal year beginning December 30, 2006. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 29, 2006, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A, “Risk Factors” in Part I.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANSWERTHINK, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Certified Public Accounting Firms	26

Consolidated Balance Sheets as of December 29, 2006 and December 30, 2005	28

Consolidated Statements of Operations for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004	29

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004	30

Consolidated Statements of Cash Flows for the Years Ended December 29, 2006, December 30, 2005 and December 31, 2004	31

Notes to Consolidated Financial Statements	32

Schedule II — Valuation and Qualifying Accounts and Reserves	54

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

Answerthink, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Answerthink, Inc. as of December 29, 2006 and December 30, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Answerthink, Inc. and its subsidiaries at December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for 2006 and 2005 presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Answerthink, Inc.’s internal control over financial reporting as of December 29, 2006, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 13, 2007

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders

of Answerthink, Inc.

In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and comprehensive income and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations of Answerthink, Inc. and its subsidiaries and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 14, 2005, except for the effect of the restatement described in Note 1 included in the 2005 Form 10-K/A (not separately presented herein), as to which the date is February 15, 2007

ANSWERTHINK, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,585	$18,103
Marketable investments	—	9,902
Restricted cash	—	3,657
Accounts receivable and unbilled revenue, net of allowance of $1,851 and $1,766 in 2006 and 2005, respectively	35,818	41,928
Prepaid expenses and other assets	1,137	3,273

Total current assets	56,540	76,863

Restricted cash	600	600
Property and equipment, net	5,183	6,304
Other assets	3,870	6,422
Goodwill, net	66,652	61,692

Total assets	$132,845	$151,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,427	$6,319
Accrued expenses and other liabilities	24,352	39,594
Loan payable	—	3,657

Total current liabilities	29,779	49,570

Accrued expenses and other liabilities, non-current	4,611	3,272

Total liabilities	34,390	52,842

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, authorized 125,000,000 shares; issued: 51,816,910 shares at December 29, 2006; 51,020,343 shares at December 30, 2005	52	51
Additional paid-in capital	279,621	282,749
Unearned compensation	—	(8,003)
Treasury stock, at cost, 7,157,655 shares repurchased at December 29, 2006 and 6,534,155 shares repurchased at December 30, 2005	(23,867)	(22,119)
Accumulated deficit	(158,703)	(153,655)
Accumulated other comprehensive income	1,352	16

Total shareholders’ equity	98,455	99,039

Total liabilities and shareholders’ equity	$132,845	$151,881

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Revenues:
Revenues before reimbursements	$162,167	$146,693	$129,339
Reimbursements	18,388	16,625	14,208

Total revenues	180,555	163,318	143,547

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $964, $749 and $852 of stock compensation expense in 2006, 2005 and 2004, respectively)	93,102	83,380	76,626
Reimbursable expenses	18,388	16,625	14,208

Total cost of service	111,490	100,005	90,834

Selling, general and administrative costs (includes $3,135, $2,643 and $1,469 of stock compensation expense in 2006, 2005 and 2004, respectively)	67,053	59,844	49,960
Restructuring costs	6,313	2,923	3,749
Loss from misappropriation	341	1,037	592

Total costs and operating expenses	185,197	163,809	145,135

Loss from operations	(4,642)	(491)	(1,588)
Other income (expense):
Interest income	673	1,168	866
Interest expense	(166)	(79)	(64)

Income (loss) before income taxes and income from discontinued operations	(4,135)	598	(786)
Income tax expense (benefit)	913	(6)	324

Income (loss) from continuing operations	(5,048)	604	(1,110)
Income from discontinued operations, net of income taxes	—	—	370

Net income (loss)	$(5,048)	$604	$(740)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.03)
Income from discontinued operations, net of income taxes	$—	$—	$0.01
Net income (loss) per common share	$(0.11)	$0.01	$(0.02)

Weighted average common shares outstanding	44,653	43,575	44,188

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.01	$(0.03)
Income from discontinued operations, net of income taxes	$—	$—	$0.01
Net income (loss) per common share	$(0.11)	$0.01	$(0.02)

Weighted average common and common equivalent shares outstanding	44,653	45,302	44,188

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance at January 2, 2004	48,291	$48	$274,481	(3,550)	$(7,686)	$(8,367)	$(153,519)	$(23)	$104,934
Issuance of common stock	678	1	2,910	—	—	—	—	—	2,911
Treasury stock purchased	—	—	—	(1,977)	(10,492)	—	—	—	(10,492)
Issuance of restricted stock units, net of cancelations	—	—	(97)	—	—	97	—	—	—
Amortization of restricted stock units	—	—	—	—	—	2,259	—	—	2,259
Variable stock options	—	—	62	—	—	—	—	—	62
Net loss	—	—	—	—	—	—	(740)	—	(740)	$(740)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	(98)	(98)	(98)
Foreign currency translation	—	—	—	—	—	—	—	74	74	74

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(764)

Balance at December 31, 2004	48,969	$49	$277,356	(5,527)	$(18,178)	$(6,011)	$(154,259)	$(47)	$98,910

Issuance of common stock	2,051	2	269	—	—	—	—	—	271
Treasury stock purchased	—	—	—	(1,007)	(3,941)	—	—	—	(3,941)
Issuance of restricted stock units, net of cancelations	—	—	5,135	—	—	(5,135)	—	—	—
Amortization of restricted stock units	—	—	—	—	—	3,143	—	—	3,143
Variable stock options	—	—	(11)	—	—	—	—	—	(11)
Net income	—	—	—	—	—	—	604	—	604	$604
Foreign currency translation	—	—	—	—	—	—	—	63	63	63

Total Comprehensive Income	—	—	—	—	—	—	—	—	—	$667

Balance at December 30, 2005	51,020	$51	$282,749	(6,534)	$(22,119)	$(8,003)	$(153,655)	$16	$99,039

Reclassification upon implementation of SFAS No. 123R	—	—	(8,003)	—	—	8,003	—	—	—
Issuance of common stock	797	1	173	—	—	—	—	—	174
Treasury stock purchased	—	—	—	(624)	(1,748)	—	—	—	(1,748)
Issuance of restricted stock units, net of cancelations	—	—	375	—	—	—	—	—	375
Stock compensation expense under SFAS No. 123R	—	—	486	—	—	—	—	—	486
Amortization of restricted stock units	—	—	3,841	—	—	—	—	—	3,841
Net loss	—	—	—	—	—	—	(5,048)	—	(5,048)	$(5,048)
Unrealized holding gain on available for sale marketable investments	—	—	—	—	—	—	—	98	98	98
Foreign currency translation	—	—	—	—	—	—	—	1,238	1,238	1,238

Total Comprehensive Loss	—	—	—	—	—	—	—	—	—	$(3,712)

Balance at December 29, 2006	51,817	$52	$279,621	(7,158)	$(23,867)	$—	$(158,703)	$1,352	$98,455

The accompanying notes are an integral part of the consolidated financial statements.

ANSWERTHINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$(5,048)	$604	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,168	4,870	5,177
Non-cash stock compensation expense	4,099	3,392	2,321
Provision for doubtful accounts	413	797	1,060
Write-off of leasehold improvements	719	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	5,697	(7,572)	(3,210)
Decrease (increase) in prepaid expenses and other assets	2,056	(88)	920
Increase (decrease) in accounts payable	(891)	986	(707)
Increase (decrease) in accrued expenses and other liabilities	(5,503)	2,717	(2,382)

Net cash provided by operating activities	6,710	5,706	2,439

Cash flows from investing activities:
Purchases of property and equipment	(2,134)	(1,762)	(3,199)
Decrease in restricted cash	3,657	2,400	—
Purchases of marketable investments	—	(27,900)	(39,750)
Proceeds from sales, calls and maturities of marketable investments	10,000	27,900	39,750
Cash used in acquisition of businesses, net of cash acquired	(10,481)	(23,256)	(7,210)

Net cash provided by (used in) investing activities	1,042	(22,618)	(10,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	907	1,704	2,911
Payment of employee withholding tax related to restricted stock units	(733)	(1,432)	—
Repurchases of common stock	(1,748)	(3,941)	(10,492)
Proceeds from (repayments of) borrowings	(1,039)	162	—
Repayments of loan payable	(3,657)	(368)	—

Net cash used in financing activities	(6,270)	(3,875)	(7,581)

Net increase (decrease) in cash and cash equivalents	1,482	(20,787)	(15,551)
Cash and cash equivalents at beginning of year	18,103	38,890	54,441

Cash and cash equivalents at end of year	$19,585	$18,103	$38,890

Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$16	$—
Cash paid for income taxes	$176	$401	$193

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries we are required to consolidate. We consolidate the assets, liabilities, and results of operations of entities in accordance with Accounting Research bulletin (“ARB”) No. 51, Consolidated Financial Statements, Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12, and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31. Fiscal years 2006, 2005, and 2004 ended on December 29, 2006, December 30, 2005 and December 31, 2004, respectively. References to a year included in this section refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximate fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments. Restricted cash in 2006 and 2005 primarily relates to a letter of credit to secure the Company’s obligations in various operating leases.

Marketable Investments

Marketable investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that debt and equity securities be classified as trading, available-for-sale or held-to maturity. At December 29, 2006 we had no marketable securities in our accompanying consolidated balance sheet. At December 30, 2005, all of our marketable securities were available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and accumulated as a separate component of shareholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of an impairment charge in other income (expense). Realized gains and losses from sales of available-for-sale securities were not material for any period presented. For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification. Interest on marketable investments is recognized when earned and is reported as a component of interest income in the accompanying consolidated statements of earnings.

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

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to five years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the statement of operations.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

The Company capitalizes the costs of internal-use software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 provides guidance on applying generally accepted accounting principles in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalizes certain costs, which generally include hardware, software, and payroll related costs for employees who are directly associated with and who devote time to the development of internal-use computer software.

Long-Lived Assets (excluding Goodwill)

We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

Goodwill and Other Intangible Assets

All of the Company’s goodwill and intangible assets have been accounted for under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are required to be amortized over their useful lives and are subject to impairment evaluation under the provisions of SFAS No. 144. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

Goodwill is tested at least annually for impairment and other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restricted covenants related to employment agreements, customer backlog and trademarks that are amortized, on a straight-line basis, over periods of up to five years. Goodwill is tested for impairment at the reporting unit level at least annually utilizing a “fair value” methodology. The Company evaluates the fair values of its reporting units utilizing various techniques. The reporting units consist of The Hackett Group, Business Applications and Business Intelligence. In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2006, 2005 and 2004, respectively, and determined that goodwill was not impaired.

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee based, typically allow the Company’s clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with clients that limit the Company’s right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 29, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective-transition method, results from prior periods have not been restated.

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

In November 2005, the FASB issued Staff Position (FSP) 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This pronouncement provides an alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The company has elected to adopt the alternative transition method.

As a result of adopting SFAS No. 123R, the charge to net earnings for the year ended December 29, 2006 was $486 thousand. The impact of adopting SFAS No. 123R on basic and diluted earnings per share for the year ended December 29, 2006 was $0.01 per share.

Prior to the adoption of SFAS No. 123R, the company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock plans. Accordingly, no compensation expense was recognized for the issuance of stock options or shares granted through the Employee Share Purchase Plan (the “ESPP”); however, the Company recognized the full fair-value of the shares of nonvested restricted stock awards and common stock subject to vesting requirements and recorded an offsetting deferred compensation balance within equity for the unrecognized cost. SFAS No. 123R prohibits this “gross-up” of shareholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity upon the effective date of the adoption of SFAS No. 123R, compensation expense is recognized over the requisite service period with an offsetting credit to equity, and the full fair-value of the share-based payment is not recognized until the instrument is vested. The adoption of SFAS No. 123R primarily resulted in the Company estimating forfeitures for all unvested common stock subject to vesting requirements and restricted stock unit awards and the recognition of compensation expense for the unvested portion of previously granted stock options.

The following table illustrates the effect on net earnings and earnings per share for the years ended December 30, 2005 and December 31, 2004, if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock option awards granted under the Company’s stock-based compensation plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 12. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income (loss) and net income (loss) per share for the years ended December 30, 2005 and December 31, 2004 would have been adjusted to the pro forma amounts indicated as follows (in thousands, expect per share data):

	December 30, 2005	December 31, 2004
Net income (loss), as reported	$604	$(740)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,392	2,321
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(5,195)	(5,354)

Pro forma net loss	$(1,199)	$(3,773)

Basic net income (loss) per common share
As reported	$0.01	$(0.02)
Pro forma	$(0.03)	$(0.09)
Diluted net income (loss) per common share
As reported	$0.01	$(0.02)
Pro forma	$(0.03)	$(0.09)

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

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

Potentially dilutive shares were excluded from the diluted loss per share calculation for the years ended December 29, 2006 and December 31, 2004 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those years. Potentially dilutive shares which were not included in the diluted loss per share calculation for the years ending December 29, 2006 and December 31, 2004 were 1,165,748 shares and 2,368,180 shares, respectively, of underlying unvested restricted stock units issued to employees and 178,419 shares and 667,728 shares, respectively, of common stock issuable upon the exercise of stock options and warrants following the treasury stock method.

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

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable, loan payable and accrued expenses and other liabilities. At December 29, 2006 and December 30, 2005, the fair value of these instruments approximated their carrying value.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and IT services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal year 2006, no customer accounted for more than 5% of total revenues. In fiscal years 2005 and 2004, one customer had revenues greater than 5% of total revenues, accounting for approximately 5% and 7% of total revenues, respectively.

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

Other Comprehensive Income (Loss)

We report our comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presenting comprehensive income (loss) and its components in a full set of financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, and cumulative currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The assets and liabilities held by our foreign entities with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenues and expenses are translated into U.S. dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net income (loss).

Segment Reporting

The Company reports business segment information under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with this standard, the Company engages in business activities in one operating segment, which provides business and technology consulting services.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits entities to choose to measure many financial instruments and certain other items at fair value. This standard is effective for our fiscal year beginning January 1, 2008. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for our fiscal year beginning December 30, 2006. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This standard is effective for our fiscal year beginning December 30, 2006. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our financial statements.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Nature of Business and Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform current year presentation.

2. Acquisitions and Investing Activities

During the three-year period ended December 29, 2006, the Company acquired three businesses providing information technology services (collectively, the “Acquired Entities”) in separate transactions. Two were completed in 2005 and one was completed in 2004. Aggregate consideration for the Acquired Entities was $40.9 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition.

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2006	2005	2004
Fair value of net assets (excluding cash) acquired	$—	$(4,146)	$1,121
Goodwill	2,050	27,690	7,066
Intangible assets	—	5,332	1,943
Deferred payment accrued	—	(7,120)	(2,920)
Deferred payment paid	8,431	1,500	—

Cash used in acquisition of businesses, net of cash acquired	$10,481	$23,256	$7,210

Accordingly, the results of the acquisitions are included in the Company’s consolidated results of operations from the respective dates of acquisition. For each acquisition, the excess of the purchase price including any contingent consideration over the estimated fair value of the net identifiable tangible and intangible assets acquired has been recorded as goodwill. For each of the acquisitions made, goodwill is deductible for tax purposes except in the case of goodwill for the REL Consultancy Group Limited (“REL”) acquisition, which amounted to $25.8 million.

In November 2005, the Company purchased REL, a privately-held UK company that provides working capital management advisory services primarily in Europe and the U.S. Under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, approximately $6.9 million of deferred consideration was paid. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

In connection with the acquisition, the Company recorded liabilities of $2.6 million for termination obligations, in accordance with Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $1.4 million of employee separation costs and $1.2 million related to the closure of redundant REL real estate facilities. The majority of these obligations were paid during 2006.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Acquisitions and Investing Activities (continued)

The following unaudited pro forma consolidated information is provided for the REL acquisition assuming it occurred as of January 1, 2005 and as of January 3, 2004, respectively, (in thousands, except per share amounts):

	2005	2004
Total revenues	$200,075	$178,922
Net loss	$(3,768)	$(2,080)
Basic and diluted net loss per share	$(0.09)	$(0.05)

Other Acquisitions

In January 2005, the Company purchased the operations of Active Interest, Inc., a company that specializes in the implementation of Hyperion Brio data warehouse software. The purchase price for this acquisition was $607 thousand in cash. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $42 thousand of intangible assets and $565 thousand of goodwill.

In May 2004, the Company purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. The final installment of the deferred payments was paid in 2006. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $1.4 million of intangible assets and $6.7 million of goodwill. The intangible assets are being amortized over periods ranging from 8 months to 4 years.

The pro forma impact of the acquisition of Active Interest, Inc. in 2005 and the acquisitions completed in 2004 were not significant to the results of the Company’s consolidated operations for the years ended December 30, 2005 and December 31, 2004.

The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of December 29, 2006 and December 30, 2005, intangible assets totaled approximately $3.5 million and $5.9 million, respectively, which is net of accumulated amortization of $7.5 million and $4.9 million, respectively. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 5 years. Amortization expense for such intangible assets was $2.6 million, $1.8 million and $2.0 million for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

The estimated future amortization expense of intangible assets as of December 29, 2006 is as follows (in thousands):

Fiscal Year	Amount
2007	$1,338
2008	762
2009	752
2010	690
2011	—

$3,542

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Loss from Misappropriation

As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements for our UK operations. The Company initiated a review of the matter, and concluded that the total loss resulting from the misappropriation was approximately $2.2 million, of which $1.9 million related to 2005, 2004 and 2003. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, and the write-off of funds owed back to the Company from the agent of approximately $0.3 million.

The Company and its former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $0.4 million and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim will be accounted for as income in the period collected.

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	December 29, 2006	December 30, 2005
Accounts receivable	$32,974	$35,870
Unbilled revenue	4,695	7,824
Allowance for doubtful accounts	(1,851)	(1,766)

	$35,818	$41,928

5. Marketable Investments

At December 29, 2006, the Company did not have any marketable investments. At December 30, 2005, all of the Company’s marketable securities were invested in securities issued by U.S. Government Agencies and were classified as available-for-sale and are carried on the accompanying consolidated balance sheet at fair value.

The following tables summarize the Company’s marketable investments at December 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
2005
U.S. Government Agencies	$10,000	$—	$(98)	$9,902

Gross realized gains and losses on the sale of securities were not material to the Company’s consolidated results of operations for the years ended December 29, 2006, December 30, 2005 and December 31, 2004.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 29, 2006	December 30, 2005
Equipment	$10,160	$9,459
Software	7,425	6,237
Leasehold improvements	1,716	3,426
Furniture and fixtures	1,076	377
Automobile	35	35

	20,412	19,534
Less accumulated depreciation	(15,229)	(13,230)

	$5,183	$6,304

Depreciation expense for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 was $2.5 million, $3.1 million and $3.2 million, respectively, and is included in selling, general and administrative costs on the accompanying consolidated statements of operations.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 29, 2006	December 30, 2005
Accrued compensation and benefits	$3,110	$7,037
Accrued bonuses	2,496	4,778
Accrued restructuring related expenses	2,655	1,844
Deferred revenue	9,498	7,715
Other accrued expenses	6,395	9,604
Acquisition related deferred payments	198	8,616

Current accrued expenses and other liabilities	24,352	39,594

Accrued restructuring related expenses - non-current	4,611	2,990
Other accrued expenses – non-current	—	282

Non-current accrued expenses and other liabilities	4,611	3,272

Total accrued expenses and other liabilities	$28,963	$42,866

Bank Overdrafts

At December 29, 2006, the Company did not have any bank overdrafts outstanding. At December 30, 2005 the Company had $1.6 million in bank overdrafts outstanding, classified as current other accrued expenses in the accompanying consolidated balance sheet. The Company’s bank overdraft facility was secured by its assets, and carried floating interest of 1.5% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. Interest expense related to the overdraft for the year ended December 30, 2005 was approximately $16 thousand.

8. Loan Payable

At December 29, 2006, the Company did not have any outstanding loans. At December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as short term borrowings in the accompanying consolidated balance sheet. The loan was secured by $3.7 million of cash and was classified as current restricted cash in the accompanying balance sheet. This bank loan carried interest on the balance, net of restricted cash, of 2% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. The loan was repaid in March 2006.

9. Letters of Credit

The Company had outstanding letters of credit of $0.6 million to secure the Company’s obligations on various operating leases as of December 29, 2006 and December 30, 2005, respectively. The Company has deposited $0.6 million at December 29, 2006 and December 30, 2005 with a financial institution as collateral for these letters of credit and has classified this deposit as restricted cash on the accompanying consolidated balance sheets.

10. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through July 2015. Rent expense, net of subleases for the years ended December 29, 2006, December 30, 2005 and December 31, 2004 was $1.3 million, $2.0 million and $2.0 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases for premises having a remaining term in excess of one year at December 29, 2006 are as follows (in thousands):

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Lease Commitments (continued)

	Rental Payments	Sublease Receipts
2007	$3,433	$1,370
2008	3,272	1,262
2009	3,270	1,275
2010	2,878	1,219
2011	1,503	721
Thereafter	249	—

Total	$14,605	$5,847

11. Income Taxes

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Current tax expense (benefit)
Federal	$588	$(204)	$—
State	291	110	231
Foreign	34	88	93

	913	(6)	324
Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income taxes	$913	$(6)	$324

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
U.S. statutory income tax (benefit) rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	4.6	11.9	19.1
Loss on investment in subsidiary	—	—	633.4
Valuation allowance	20.9	(124.2)	(603.6)
Meals and entertainment	5.0	41.2	17.2
Intangible amortization	16.0	11.8	—
Other, net	10.6	23.3	10.1

Effective tax rate	22.1%	(1.0)%	41.2%

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income Taxes (continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	December 29, 2006	December 30, 2005
Deferred income tax assets:
Purchased research and development	$606	$711
Allowance for doubtful accounts	711	693
Net operating loss and tax credits carryforward	34,922	34,625
Accrued expenses and other liabilities	6,949	5,812

	43,188	41,841
Valuation allowance	(38,059)	(37,194)

	5,129	4,647

Deferred income tax liabilities:
Depreciation and amortization	(4,188)	(3,729)
Other items	(941)	(918)

	(5,129)	(4,647)

Net deferred income tax asset (liability)	$—	$—

At December 29, 2006, the Company had $69.9 million, of U.S. federal net operating loss carryforwards available for tax purposes, most of which expire in 2022 if not utilized. Additionally, at December 29, 2006, the Company had approximately $19.9 million, of foreign net operating loss carryforwards, of which $14.1 million related to operations in the UK. In connection with the REL acquisition in 2005, the Company acquired approximately $8.5 million of the foreign net operating loss carryforwards, including $6.0 million in REL UK net operating losses. Most of the foreign net operating losses may be carried forward indefinitely.

In connection with the acquisition of REL, the Company recorded net deferred tax assets amounting to approximately $1.0 million, which have been fully reserved by a valuation allowance as of the acquisition date. Upon a change to any portion of the valuation allowance in the future, the Company will adjust goodwill associated with the acquisition.

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

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 29, 2006 and December 30, 2005, the Company had established a valuation allowance of $38.1 million and $37.2 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the year ended December 29, 2006 included: a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective-transition method, results from prior periods have not been restated.

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

As a result of adopting SFAS No. 123R, the charge to net earnings for the year ended December 29, 2006 was $486 thousand. The impact of adopting SFAS No. 123R on basic and diluted earnings per share for the year ended December 29, 2006 was $0.01 per share.

Prior to the adoption of SFAS No. 123R, the company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock plans. Accordingly, no compensation expense was recognized for the issuance of stock options or shares granted through the Employee Share Purchase Plan (the “ESPP”); however, the Company recognized the full fair-value of the shares of nonvested restricted stock awards and common stock subject to vesting requirements and recorded an offsetting deferred compensation balance within equity for the unrecognized cost. SFAS No. 123R prohibits this “gross-up” of shareholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity upon the effective date of the adoption of SFAS No. 123R, compensation expense is recognized over the requisite service period with an offsetting credit to equity, and the full fair-value of the share-based payment is not recognized until the instrument is vested. The adoption of SFAS No. 123R primarily resulted in the Company estimating forfeitures for all unvested common stock subject to vesting requirements and restricted stock unit awards and the recognition of compensation expense for the unvested portion of previously granted stock options.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock Based Compensation (continued)

Stock Plans

Total share based compensation included in net loss for the year ended December 29, 2006 was $4.1 million. The number of shares available for future issuance under the plans at December 29, 2006 is 10,657,186 shares. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 10 years.

Stock option activity under the Company’s stock option plans is summarized as follows:

	December 29, 2006
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,445,321	$5.63
Granted	—	—
Exercised	(141,043)	3.55
Forfeited or expired	(304,761)	5.39

Outstanding at December 29, 2006	1,999,517	$5.80	5.29	$199,837

Exercisable at December 29, 2006	1,547,070	$5.85	4.76	$173,417

A summary of the Company’s stock option activity for the years ended December 30, 2005 and December 31, 2004 was as follows:

	December 30, 2005		December 31, 2004
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,259,452	$5.68	3,013,625	$5.69
Granted	45,000	3.96	1,425,744	6.19
Exercised	(107,649)	2.82	(361,652)	4.26
Forfeited or expired	(751,482)	6.17	(818,265)	7.19

Outstanding at end of year	2,445,321	$5.63	3,259,452	$5.68

Exercisable at end of year	1,488,362	$5.80	1,423,522	$6.13

Other information pertaining to option activity during the year was as follows (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Weighted average grant-date fair value of stock options granted	$—	$2.30	$6.18
Total fair value of stock options vested	$1,475	$1,796	$1,407
Total intrinsic value of stock options exercised	$306	$127	$855

No options were granted during the year ended December 29, 2006.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock Based Compensation (continued)

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimate expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The following assumptions were used by the Company to determine the fair value of stock options granted during 2005 and 2004 using the Black-Scholes options-pricing model:

	Year Ended
	December 30, 2005	December 31, 2004
Expected volatility	75%	75% to 100%
Average expected option life	4 years	4 years
Risk-free rate	3.9%	3.5%
Dividend yield	0%	0%

The following table summarizes information about the Company’s stock options outstanding at December 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.45 - $4.06	541,901	5.2	$2.97	466,030	$2.96
$4.07 - $8.13	1,296,930	5.7	6.08	920,354	6.04
$8.14 - $12.19	104,089	2.6	9.78	104,089	9.78
$12.20 - $16.25	11,061	3.1	13.69	11,061	13.69
$16.26 - $20.32	30,786	3.1	17.61	30,786	17.61
$20.33 - $24.38	3,350	2.1	21.98	3,350	21.98
$24.39 - $28.44	5,750	3.0	25.11	5,750	25.11
$28.45 - $36.57	5,650	3.1	32.56	5,650	32.56

	1,999,517	5.3	$5.80	1,547,070	$5.85

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. Restricted stock unit activity for the year ended December 29, 2006 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	2,828,633	$3.43
Granted	887,005	4.48
Vested	(720,313)	2.79
Forfeited	(873,798)	3.97

Nonvested balance at December 29, 2006	2,121,527	$4.02

The Company recorded stock based compensation expense of $3.4 million and $3.1 million, respectively, in 2006 and 2005, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 29, 2006, there was $4.7 million of total restricted stock unit compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.24 years.

As of July 1, 2005, the Company had 169,295 of stock options which were accounted for under variable plan accounting pursuant to FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $11 thousand for the year ended December 30, 2005 and no reduction of stock compensation expense was recorded for the year ended December 29, 2006.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued in connection with an acquisition to the employees of REL. Employees of the acquired company vest in these shares over a period of four years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the year ended December 29, 2006 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2005	—	$—
Granted	676,695	3.99
Vested	—	—
Forfeited	—	—

Nonvested balance at December 29, 2006	676,695	$3.99

The recorded compensation expense totaling $731 thousand during the year ended December 29, 2006 related to common stock subject to vesting requirements. As of December 29, 2006, there was $2.0 million of total stock based compensation expense related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.67 years.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal year 2006, shares of our common stock may be purchased by employees at six months intervals at 95% of the fair market value on the last trading day of each six month period. For plan years 2006, 2005 and 2004, 138,911 shares, 460,735 shares and 316,889 shares, respectively, were issued.

Common Stock

The delivery of 403,751 shares of our common stock classified as issued as of December 30, 2005 in the accompanying balance sheet was deferred by employees entitled to receive these shares in connection with the vesting of restricted stock units. The shares will be delivered to the employees at the expiration of the deferral period elected by the employees or upon their termination of employment. No shares of common stock were issued or deferred in 2006.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. In 2003, 2004 and the second quarter of 2005, the Board of Directors approved the repurchase of an additional $25.0 million of the Company’s common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 29, 2006 and December 30, 2005, the Company had repurchased 7,157,655 shares and 6,534,155 shares of its common stock at an average price of $3.33 and $3.39 per share, respectively. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

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

Equity Related Commitments

In the event of an Initial Public Offering (“IPO”) or sale of The Hackett Group, Inc. (“Hackett”) and subject to meeting certain performance criteria, certain employees of Hackett may elect to convert on a 1:1 to 3:1 basis, the in-the-money cash value of each of their Answerthink options or restricted stock units to an equivalent number of options or shares of Hackett common stock at the IPO price.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2006, 2005 and 2004, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004.

15. Restructuring Costs

The Company recorded restructuring costs of $10.9 million and $5.6 million in fiscal years 2002 and 2001, respectively, for reductions in consultants and functional support personnel and for the closure and consolidation of facilities and related exit costs. These actions were taken as a result of the continued decline in demand for technology services throughout 2001 and 2002. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily as a result of the REL acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected times estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Restructuring Costs (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the years ended December 29, 2006, December 30, 2005 and December 31, 2004 (in thousands):

2001 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 29, 2000	$—	$—	$—
Additions to accrual from continuing operations	3,694	6,528	10,222
Additions to accrual from discontinued operations	559	2,311	2,870
2004 asset write-offs	—	(1,205)	(1,205)
Expenditures:
2001	(3,186)	(248)	(3,434)
2002	(1,067)	(1,965)	(3,032)
2003	—	(933)	(933)
2004	—	(839)	(839)
2005	—	(645)	(645)
2006	—	(878)	(878)

Accrual balance at December 29, 2006	$—	$2,126	$2,126

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Restructuring Costs (continued)

2002 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 28, 2001	$—	$—	$—
Additions to accrual from continuing operations	1,528	18,311	19,839
Additions to accrual from discontinued operations	616	2,747	3,363
2002 asset write-offs	—	(5,217)	(5,217)
2005 write-off of lessor receivables	—	(1,374)	(1,374)
Expenditures:
2002	(855)	(584)	(1,439)
2003	(1,289)	(2,198)	(3,487)
2004	—	(3,362)	(3,362)
2005	—	(4,078)	(4,078)
2006		(528)	(528)

Accrual balance at December 29, 2006	$—	$3,717	$3,717

2005 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	1,278	2,620	3,898
2006 asset write-offs		(719)	(719)
Expenditures:
2005	(35)	—	(35)
2006	(1,096)	(625)	(1,721)

Accrual balance at December 29, 2006	$147	$1,276	$1,423

16. Discontinued Operations

As a result of a decline in the demand for interactive marketing services, during 2002, the Company discontinued the interactive marketing business which was acquired in the merger with THINK New Ideas in 1999. In accordance with SFAS No. 144, the results of the interactive marketing business have been reported as discontinued operations in the consolidated statements of operations and results for prior periods have been restated.

The following table sets forth revenues, pre-tax income, income tax benefit and income from discontinued operations for the year ended December 31, 2004 (in thousands):

December 31, 2004
Revenues	$—

Pre-tax income from discontinued operations	$370
Income taxes	$—

Income from discontinued operations	$370

During 2004, the Company reduced the restructuring accrual by $370 thousand relating to the final settlement of a lease obligation resulting in income from discontinued operations. There were no discontinued operations for the years ended December 29, 2006 and December 30, 2005.

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

18. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Total Revenues:
Domestic	$158,926	$152,421	$133,916
Foreign	21,629	10,897	9,631

Total	$180,555	$163,318	$143,547

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 29, 2006	December 30, 2005
Long-Lived Assets:
Domestic	$57,148	$43,112
Foreign	18,557	31,306

Total	$75,705	$74,418

In 2006, foreign assets included $16.5 million of goodwill and intangible assets related to REL, a UK based company.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
The Hackett Group:
Benchmarking and Membership Advisory Programs	$29,792	$27,802	$22,093
Business Transformation	63,037	42,309	30,861
Best Practices Solutions:
Business Applications	48,806	54,888	58,601
Business Intelligence	38,920	38,319	31,992

Total Revenues	$180,555	$163,318	$143,547

ANSWERTHINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 29, 2006 and December 30, 2005 (in thousands, except per share data):

	Quarter Ended
	March 31, 2006	June 30, 2006	September 29, 2006	December 29, 2006
Total revenues	$49,831	$48,996	$43,552	$38,176
Income (loss) from operations	$(5,951)	$2,328	$627	$(1,644)
Income (loss) before income taxes	$(5,868)	$2,453	$722	$(1,442)
Net income (loss)	$(6,233)	$2,121	$473	$(1,409)

Basic and diluted net income (loss) per common share	$(0.14)	$0.05	$0.01	$(0.03)

	Quarter Ended
	April 1, 2005	July 1, 2005	September 30, 2005	December 29, 2005
Total revenues	$36,872	$41,700	$40,005	$44,741
Income (loss) from operations	$(2,029)	$746	$1,670	$(878)
Income (loss) before income taxes	$(1,790)	$1,051	$2,004	$(667)
Net income (loss)	$(1,676)	$956	$1,830	$(506)

Basic and diluted net income (loss) per common share	$(0.04)	$0.02	$0.04	$(0.01)

Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

ANSWERTHINK, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 29, 2006, DECEMBER 30, 2005 AND DECEMBER 31, 2004

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at End of Year
Year Ended December 29, 2006	$1,766	$413	$(328)	$1,851

Year Ended December 30, 2005	$2,109	$797	$(1,140)	$1,766

Year Ended December 31, 2004	$1,757	$1,060	$(708)	$2,109

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

The reports of PwC on the consolidated financial statements of the Company for the fiscal years ended December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2004 and through August 26, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in connection with its reports on the financial statements of the Company for such years; and for the same periods there were no reportable events as described in Item 304 (a)(1)(v) of Regulation S-K.

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

ITEM 9A. CONTROL AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 30, 2005, as described below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

Material Weakness Previously Identified

As described in the Company’s Report on Form 10-K/A filed on February 15, 2007, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized by the Company from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in the UK. The Company initiated a review of the matter, and concluded that the loss resulting from the misappropriation was approximately $2.2 million. The total loss is comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of approximately $1.8 million, interest owing on past due payroll tax amounts of approximately $0.1 million, the write-off of funds owed back to the Company from the agent of approximately $0.3 million. This material weakness has caused the Company to amend its Annual Report on Form 10-K and amend and restate financial statements and other financial information for the years 2005, 2004 and 2003 and for each of the quarters in the years 2005 and 2004. Solely as a result of this material weakness, we concluded that our internal controls over financial reporting were not effective as of the end of December 30, 2005.

Remediation of Material Weakness

During 2006, management remediated the previously reported material weakness in its internal control over financial reporting relating to the UK disbursement agent described above. The following remedial actions were undertaken:

•	The Company opened its European financial shared service center in London, England in December 2005, and ceased its agency relationship with the UK disbursement agent in January 2006.

•

Vendor disbursements are now processed in-house by our European financial shared service center, and payroll and related tax disbursements have been migrated to ADP UK, a unit of the largest global payroll processing organization.

•	All tax filings in the Company’s European operations are now subject to review by the Company’s European Chief Financial Officer.

•

Management conducted an audit of its existing agency relationships in relation to payroll taxes in Germany, France, Switzerland and Netherlands for 2005 and 2006. There were no material issues identified.

•

Management assessed the professionalism and services provided by all its European agents and instituted an Agent Summary tracking log to track key data attributes about each agent used and ensure that it is reviewed periodically by the Chief Financial Officer.

Management has concluded that controls were in place and operating effectively as of December 29, 2006 to properly apply accounting policies in relation to foreign payroll taxes.

Except for the remediation discussed in “Remediation of Material Weakness” herein, there were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 29, 2006. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

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

Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

Answerthink, Inc.

Miami, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Answerthink, Inc. (the Company) maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Answerthink Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Answerthink, Inc. maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Answerthink, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Answerthink, Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years then ended and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 13, 2007

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2007 Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2007 Proxy Statement is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 59

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the March 13, 2007.

ANSWERTHINK, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date
/s/ Ted A. Fernandez Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 13, 2007

/s/ Grant M. Fitzwilliam Grant M. Fitzwilliam	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2007

/s/ David N. Dungan David N. Dungan	Chief Operating Officer and Director	March 13, 2007

/s/ Richard Hamlin Richard Hamlin	Director	March 13, 2007

/s/ John R. Harris John R. Harris	Director	March 13, 2007

/s/ Edwin A. Huston Edwin A. Huston	Director	March 13, 2007

/s/ Alan T. G. Wix Alan T. G. Wix	Director	March 13, 2007

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2++++	Amended and Restated Bylaws of the Registrant, as amended

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.18*+++	Employment Agreement dated March 23, 1999 between the Registrant and Mr. Brennan

10.19*+++	Restricted Stock Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.20*+++	Amendment to Restricted Stock Agreement dated March 27, 1998 between the Registrant and Mr. Brennan

10.21*+++	Form of Senior Management Agreement dated July 31, 1997 between the Registrant and Mr. Brennan

10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.24+++++++	Joint Marketing and Alliance Agreement, dated October 7, 2003, by and among Answerthink, Inc., The Hackett Group, Inc. and Accenture, L.L.P.

10.25++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.26++++++++	Amendment to Executive Agreement between Answerthink, Inc. and David N. Dungan

10.27++++++++	Amendment to Executive Agreement between Answerthink, Inc. and Allan R. Frank

10.28++++++++	Amendment to Executive Agreement between Answerthink, Inc. and John F. Brennan

10.29+++++++++	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005

10.30*++++++++++	Amendment dated June 10th, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.31*+++++++++++	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam

10.33++++++++++++	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited

21.1^	Subsidiaries of the Registrant

23.1^	Consent of BDO Seidman LLP

23.2^	Consent of PricewaterhouseCoopers LLP

31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement
^	Exhibits filed herewith.
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).
++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).
+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.
++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.
+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.
++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.
+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.
++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 10, 2004
+++++++++	Incorporated herein by reference to the Company’s Form 8-K dated May 13, 2005.
++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated June 16, 2005.
+++++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 9, 2005.
++++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated December 1, 2005.