Form 10-Q
period 2007-03-30
ANSWERTHINK INC
filed 2007-05-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

As of May 2, 2007, there were 44,990,848 shares of common stock outstanding.

Answerthink, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 30, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,624	$19,585
Accounts receivable and unbilled revenue, net of allowance of $2,152 and $1,851 at March 30, 2007 and December 29, 2006, respectively	31,106	35,818
Prepaid expenses and other current assets	1,615	1,137

Total current assets	56,345	56,540

Restricted cash	600	600
Property and equipment, net	4,837	5,183
Other assets	3,492	3,870
Goodwill, net	66,826	66,652

Total assets	$132,100	$132,845

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,567	$5,427
Accrued expenses and other liabilities	26,660	24,352

Total current liabilities	31,227	29,779
Accrued expenses and other liabilities, non-current	4,571	4,611

Total liabilities	35,798	34,390

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 52,047,339 and 51,816,910 shares issued and outstanding at March 30, 2007 and December 29, 2006, respectively	52	52
Additional paid-in capital	280,383	279,621
Treasury stock, at cost, 7,157,655 shares at March 30, 2007 and December 29, 2006	(23,867)	(23,867)
Accumulated deficit	(161,522)	(158,703)
Accumulated other comprehensive income	1,256	1,352

Total shareholders' equity	96,302	98,455

Total liabilities and shareholders' equity	$132,100	$132,845

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
Revenues:
Revenues before reimbursements	$36,161	$44,896
Reimbursements	3,716	4,935

Total revenues	39,877	49,831
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $264 and $220 of stock compensation expense in 2007 and 2006, respectively)	21,516	26,464
Reimbursable expenses	3,716	4,935

Total cost of service	25,232	31,399
Selling, general and administrative costs (includes $744 and $856 of stock compensation expense in 2007 and 2006, respectively)	17,504	17,791
Restructuring costs	—	6,313
Loss from misappropriation, net of collections	(350)	279

Total costs and operating expenses	42,386	55,782

Loss from operations	(2,509)	(5,951)

Other income (expense):
Interest income	240	189
Interest expense	(2)	(106)

Loss before income taxes	(2,271)	(5,868)
Income taxes	67	365

Net loss	$(2,338)	$(6,233)

Basic net loss per common share:
Net loss per common share	$(0.05)	$(0.14)
Weighted average common shares outstanding	44,778	44,518

Diluted net loss per common share:
Net loss per common share	$(0.05)	$(0.14)
Weighted average common and common equivalent shares outstanding	44,778	44,518

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(2,338)	$(6,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of leasehold improvements	—	715
Depreciation and amortization	900	1,640
Provision for doubtful accounts	247	389
Loss (gain) on foreign currency translation	10	(108)
Non-cash compensation expense	1,008	1,076
Gain on sale of property and equipment	(13)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	6,340	(571)
Increase in prepaid expenses and other assets	(546)	(157)
Decrease in accounts payable	(857)	(1,512)
(Decrease) increase in accrued expenses and other liabilities	(542)	1,975

Net cash provided by (used in) operating activities	4,209	(2,786)
Cash flows from investing activities:
Purchases of property and equipment	(203)	(570)
Proceeds from sales of property and equipment	14	—
Decrease in restricted cash	—	3,657
Proceeds from calls, sales and maturities of marketable investments	—	5,000
Cash used in acquisition of business, net of cash acquired	—	(353)

Net cash provided by (used in) investing activities	(189)	7,734
Cash flows from financing activities:
Repayments of borrowings	—	(1,101)
Repayment of loan payable	—	(3,657)
Proceeds from issuance of common stock	24	238

Net cash provided by (used in) financing activities	24	(4,520)

Effect of exchange rate on cash	(5)	2

Net increase in cash and cash equivalents	4,039	430
Cash and cash equivalents at beginning of period	19,585	18,103

Cash and cash equivalents at end of period	$23,624	$18,533

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$247	$196

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2006 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 30, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

2. Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements or restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Accordingly, common shares outstanding for the basic net loss per share computation are lower than actual shares outstanding.

Net loss per common share assuming dilution is computed by dividing net loss by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarters ended March 30, 2007 and March 31, 2006 because their effects would have been anti-dilutive to the loss incurred by the Company. Therefore, the amounts reported for basic and diluted net loss per share were the same for those periods. Potentially dilutive securities which were not included in the diluted loss per share calculation for the quarters ended March 30, 2007 and March 31, 2006 include 865,289 and 1,705,212 shares, respectively, of unvested restricted stock units issued to employees and 75,504 and 327,407 shares, respectively, of common stock issuable upon the exercise of stock options following the treasury stock method.

3. Comprehensive Loss

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss is summarized below (in thousands):

	Quarter Ended
	March 30, 2007	March 31, 2006
Net loss	$(2,338)	$(6,233)
Change in cumulative foreign currency on translation adjustment	(96)	(81)
Change in net unrealized gain on marketable investments	—	27

Comprehensive loss	$(2,434)	$(6,287)

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Loss from Misappropriation, net of Collections

As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The Company and its former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $350 thousand and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.5 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.5 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008. The Company cannot predict whether the former disbursement agent will satisfy the terms of the settlement agreement. Due to this uncertainty, any amounts recovered as a result of the Company’s claim will be accounted for as income in the period collected.

5. Restructuring

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

In 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. The 2004 and 2003 restructuring costs consisted of additions of $1.8 million and $3.1 million to the 2002 restructuring accrual and $1.9 million and $1.8 million to the 2001 restructuring accrual, respectively. Also in 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations for year ended December 31, 2004.

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily as a result of the REL Consultancy Group (“REL”) acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves, which consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the quarter ended March 30, 2007 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 29, 2006	Adjustments to Accrual	Expenditures	Accrual Balance at March 30, 2007
Closure and consolidation of facilities and related exit costs	$2,126	$—	$(113)	$2,013

2002 Restructuring Accrual

	Accrual Balance at December 29, 2006	Adjustments to Accrual	Expenditures	Accrual Balance at March 30, 2007
Closure and consolidation of facilities and related exit costs	$3,717	$—	$(151)	$3,566

2005 Restructuring Accrual

	Accrual Balance at December 29, 2006	Adjustments to Accrual	Expenditures	Accrual Balance at March 30, 2007
Severance and other employee costs	$147	$—	$(130)	$17
Closure and consolidation of facilities and related exit costs	1,276	17	(114)	1,179

	$1,423	$17	$(244)	$1,196

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consisted of the following (in thousands):

	March 30, 2007	December 29, 2006
Accounts receivable	$29,360	$32,974
Unbilled revenue	3,898	4,695
Allowance for doubtful accounts	(2,152)	(1,851)

	$31,106	$35,818

7. Loan Payable

At March 30, 2007, the Company did not have any outstanding loans. At December 30, 2005, the Company had a loan with a financial institution of $3.7 million which was repaid in March 2006.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8. Income Taxes

Effective December 30, 2006, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As a result of the implementation of FIN No. 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and was included in the non-current portion of accrued expenses and other liabilities in the consolidated balance sheet as of March 30, 2007. The amount of unrecognized tax positions did not materially change as of March 30, 2007 and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of March 30, 2007.

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to our provision for income taxes and our effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2002. All significant state and local, and foreign matters have been concluded for years through 2002.

9. Stock Based Compensation

During the quarter ended March 30, 2007, the Company issued 237,500 restricted stock units at a weighted average grant-date fair value of $3.22. As of March 30, 2007, the Company had 2,006,148 restricted stock units outstanding.

Additionally, during the quarter ended March 30, 2007, 187,971 shares of common stock issued, in connection with an acquisition, to REL employees which were subject to vesting requirements were forfeited at a weighted average grant-date fair value of $3.99. As of March 30, 2007, the Company had 488,724 of these shares outstanding.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Geographic and Service Group Information

Revenues were attributed to geographic areas as follows (in thousands):

	Quarter Ended
	March 30, 2007	March 31, 2006
Total Revenues:
Domestic	$33,157	$44,099
Foreign	6,720	5,732

Total	$39,877	$49,831

Long-lived assets were attributed to geographic areas as follows (in thousands):

	March 30, 2007	December 29, 2006
Long-Lived Assets:
Domestic	$56,630	$57,148
Foreign	18,525	18,557

Total	$75,155	$75,705

As of March 30, 2007 and December 29, 2006, foreign assets included $18.3 million of goodwill and intangible assets related to REL, a UK based company.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	March 30, 2007	March 31, 2006
The Hackett Group:
Benchmarking and Business Transformation	$19,303	$22,977
Membership Advisory Programs	3,613	2,236
Best Practices Solutions	16,961	24,618

Total Revenues	$39,877	$49,831

12. Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 29, 2006. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management, business applications and business intelligence, with corresponding offshore support. Answerthink was formed on April 23, 1997.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results.

	Quarter Ended
	March 30, 2007		March 31, 2006
Revenues:
Revenues before reimbursements	$36,161	90.7%	$44,896	90.1%
Reimbursements	3,716	9.3%	4,935	9.9%

Total revenues	39,877	100.0%	49,831	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	21,516	54.0%	26,464	53.1%
Reimbursable expenses	3,716	9.3%	4,935	9.9%

Total cost of service	25,232	63.3%	31,399	63.0%
Selling, general and administrative costs	17,504	43.9%	17,791	35.7%
Restructuring costs	—	0.0%	6,313	12.7%
Loss from misappropriation, net of collections	(350)	(0.9)%	279	0.6%

Total costs and operating expenses	42,386	106.3%	55,782	111.9%

Loss from operations	(2,509)	(6.3)%	(5,951)	(11.9)%

Other income:
Interest income, net	238	0.6%	83	0.2%

Loss before income taxes	(2,271)	(5.7)%	(5,868)	(11.7)%
Income tax expense	67	0.2%	365	0.7%

Net loss	$(2,338)	(5.9)%	$(6,233)	(12.4)%

Revenues. Revenues for the quarter ended March 30, 2007 decreased by $10.0 million or 20% to $39.9 million from $49.8 million in the quarter ended March 31, 2006. The decrease in revenues for the quarter ended March 30, 2007 was attributable to (1) a decline in revenue in the Best Practices Solutions group of $7.7 million primarily due to the exit of our Lawson and low margin SAP and staff augmentation contracts, and (2) a decline of revenue of $2.3 million in The Hackett Group due to a decline of $3.7 million or 16% in our Benchmarking and Business Transformation business, which primarily related to REL, offset by an increase of $1.4 million or 62% in our Membership Advisory Programs. Reimbursements as a percentage of revenues during the quarters ended March 30, 2007 and March 31, 2006 were comparable at approximately 9% to 10%, respectively.

During the quarter ended March 30, 2007, no customer accounted for revenues equal to or greater than 5% of total revenues. During the quarter ended March 31, 2006, two customers accounted for revenues greater than 5% of total revenues, which together accounted for 11% of total revenues.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service was $25.2 million in the quarter ended March 30, 2007, a decrease of $6.2 million or 20% compared to the quarter ended March 31, 2006. This decrease was primarily attributable to the decrease in total billable headcount of 107 compared to the quarter ended March 31, 2006. Consultant headcount was 563 as of March 30, 2007 compared to 670 as of March 31, 2006, a 16% decrease. Cost of service as a percentage of revenues during the quarters ended March 30, 2007 and March 31, 2006 was comparable at 63%.

Selling, General and Administrative. Selling, general and administrative expenses decreased 2% to $17.5 million in the quarter ended March 30, 2007 from $17.8 million in the quarter ended March 31, 2006. The overall decrease in selling, general and administrative expenses was primarily attributable to (1) a $740 thousand reduction in depreciation and amortization expense due to fully amortized assets, and (2) a $142 thousand reduction in bad debt expense. These decreases were offset by increases related to (1) professional fees incurred in conjunction with the misappropriation of funds of $183 thousand (see discussion below), and (2) severance costs of approximately $337 thousand.

Restructuring Costs. We recorded restructuring costs of $6.3 million in the quarter ended March 31, 2006 which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. We did not record any restructuring costs during the quarter ended March 30, 2007.

Loss From Misappropriation, Net of Collections. The loss from misappropriation, net of collections of $350 thousand for the quarter ended March 30, 2007 related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our United Kingdom operations.

Income Taxes. We recorded income taxes of $67 thousand for the quarter ended March 30, 2007. This amount reflected an estimated annual 3% tax rate for 2007 for certain U.S. federal and state taxes. For the quarter ended March 31, 2006, we recorded income taxes of $365 thousand which reflected an estimated annual 7% tax rate for 2006 for certain U.S. federal and state taxes. The 2006 federal taxes related to REL’s U.S. entity, as we were unable to utilize our federal net operating loss carryforward to offset REL U.S. income.

Effective December 30, 2006, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, we performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, we adjusted the estimated value of our uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the consolidated balance sheet as of March 30, 2007. The amount of unrecognized tax positions did not materially change as of March 30, 2007 and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of March 30, 2007.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At March 30, 2007, we had $23.6 million in cash and cash equivalents, compared to $19.6 million at December 29, 2006. At March 30, 2007 and December 29, 2006, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash in the accompanying consolidated balance sheets.

Net cash provided by operating activities was $4.2 million for the quarter ended March 30, 2007, compared to net cash used in operating activities of $2.8 million for the comparable period in 2006. During the quarter ended March 30, 2007, net cash provided by operating activities was primarily attributable to the collections of accounts receivable and unbilled revenue of $6.3 million, which resulted in a decrease in Days Sales Outstanding of 14 days. This increase was primarily offset by (1) higher prepaid expenses and other current assets of $546 thousand, mostly related to prepaid insurance, (2) a decrease of $857 thousand in accounts payable due to the timing of trade payables, and (3) a decrease of $542 thousand in accrued expenses and other liabilities, primarily due to a decrease of accrued commissions, bonus and professional fees, which were mostly offset by higher salary accruals. During the quarter ended March 31, 2006, net cash used in operating activities was primarily attributable to (1) our net loss of $6.2 million adjusted for $3.7 million of non-cash expenses, (2) increases of $571 thousand in accounts receivable and unbilled revenues, (3) $157 thousand in prepaid expenses and other assets and (4) a decrease of $1.5 million in trade accounts payable. These effects were partially offset by an increase of $2.0 million in accrued expenses and other liabilities. Non-cash expenses included depreciation and amortization, provision for doubtful accounts and non-cash compensation expense.

Net cash used in investing activities was $189 thousand for the quarter ended March 30, 2007, compared to cash provided by investing activities of $7.7 million for the quarter ended March 31, 2006. Cash used in investing activities in 2007 was primarily attributable to purchases of property and equipment. Cash from investing activities in 2006 was primarily attributable to maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million, partially offset by $570 thousand used for the purchase of property and equipment and $353 thousand used for the acquisition of a business.

Net cash provided by financing activities was $24 thousand for the quarter ended March 30, 2007 compared to net cash used in financing activities of $4.5 million for the quarter ended March 31, 2006. Cash provided by financing activities in 2007 was primarily attributable to the exercise of stock options. During the quarter ended March 31, 2006, cash used in financing activities was primarily related to the repayment of the REL Employee Benefit Trust loan of $3.7 million and the repayment of bank overdrafts of $1.1 million, partially offset by $238 thousand of proceeds from the sale of stock as a result of exercises of stock options.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended March 30, 2007, the Company did not repurchase any shares. As of March 30, 2007, we had repurchased 7.2 million shares of our common stock at an average price of $3.33 per share.

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

At March 30, 2007, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Answerthink, Inc.

Date: May 8, 2007	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000