Form 10-Q
period 2007-06-29
ANSWERTHINK INC
filed 2007-07-31
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of July 30, 2007, there were 45,326,290 shares of common stock outstanding.

Answerthink, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 29,	December 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,865	$19,585
Accounts receivable and unbilled revenue, net of allowance of $2,079 and $1,851 at June 29, 2007 and December 29, 2006, respectively	34,905	35,818
Prepaid expenses and other current assets	2,326	1,558

Total current assets	58,096	56,961

Restricted cash	600	600
Property and equipment, net	5,110	5,183
Other assets	3,212	3,870
Goodwill, net	68,278	66,652

Total assets	$135,296	$133,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,935	$5,427
Accrued expenses and other liabilities	28,943	24,773

Total current liabilities	33,878	30,200
Accrued expenses and other liabilities, non-current	4,338	4,611

Total liabilities	38,216	34,811

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 44,515,183 and 44,659,255 shares issued and outstanding at June 29, 2007 and December 29, 2006, respectively	52	52
Additional paid-in capital	281,457	279,621
Treasury stock, at cost, 7,666,583 and 7,157,655 shares at June 29, 2007 and December 29, 2006, respectively	(25,616)	(23,867)
Accumulated deficit	(160,071)	(158,703)
Accumulated other comprehensive income	1,258	1,352

Total shareholders’ equity	97,080	98,455

Total liabilities and shareholders’ equity	$135,296	$133,266

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues:
Revenues before reimbursements	$40,505	$43,950	$76,666	$88,846
Reimbursements	5,007	5,046	8,723	9,981

Total revenues	45,512	48,996	85,389	98,827
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $360 and $326 and $624 and $546 of stock compensation expense in the quarters and six months ended June 29, 2007 and June 30, 2006, respectively)	23,267	24,996	44,783	51,460
Reimbursable expenses	5,007	5,046	8,723	9,981

Total cost of service	28,274	30,042	53,506	61,441
Selling, general and administrative costs (includes $701 and $819 and $1,445 and $1,675 of stock compensation expense in the quarters and six months ended June 29, 2007 and June 30, 2006, respectively)	15,843	16,603	33,347	34,396
Restructuring costs	—	—	—	6,313
Loss from misappropriation, net of collections	—	23	(350)	302

Total costs and operating expenses	44,117	46,668	86,503	102,452

Income (loss) from operations	1,395	2,328	(1,114)	(3,625)

Other income (expense):
Interest income	215	163	455	353
Interest expense	(91)	(38)	(93)	(143)

Income (loss) before income taxes	1,519	2,453	(752)	(3,415)
Income taxes	68	332	135	697

Net income (loss)	$1,451	$2,121	$(887)	$(4,112)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.03	$0.05	$(0.02)	$(0.09)
Weighted average common shares outstanding	44,713	44,626	44,746	44,572

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.03	$0.05	$(0.02)	$(0.09)
Weighted average common and common equivalent shares outstanding	45,834	46,594	44,746	44,572

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(887)	$(4,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of leasehold improvements	—	715
Depreciation and amortization	1,773	3,098
Provision for doubtful accounts	99	330
Gain on foreign currency translation	(431)	(391)
Non-cash compensation expense	2,069	2,221
Gain on sale of property and equipment	(18)	(27)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	700	(1,822)
Decrease (increase) in prepaid expenses and other assets	(297)	223
Decrease in accounts payable	(489)	(687)
Increase (decrease) in accrued expenses and other liabilities	1,345	(812)

Net cash provided by (used in) operating activities	3,864	(1,264)

Cash flows from investing activities:
Purchases of property and equipment	(1,052)	(1,345)
Proceeds from sales of property and equipment	24	29
Decrease in restricted cash	—	3,657
Proceeds from calls, sales and maturities of marketable investments	—	5,000
Cash used in acquisition of business, net of cash acquired	—	(8,783)

Net cash used in investing activities	(1,028)	(1,442)

Cash flows from financing activities:
Repayments of borrowings	—	(1,101)
Repayment of loan payable	—	(3,657)
Proceeds from issuance of common stock	221	752
Repurchases of common stock	(1,774)	—

Net cash used in financing activities	(1,553)	(4,006)

Effect of exchange rate on cash	(3)	(126)

Net increase (decrease) in cash and cash equivalents	1,280	(6,838)
Cash and cash equivalents at beginning of period	19,585	18,103

Cash and cash equivalents at end of period	$20,865	$11,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$22
Cash paid for income taxes	$120	$—

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

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries which we are required to consolidate. We consolidate the assets, liabilities, and results of operations of entities in accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12, and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2006 included in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 29, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements or restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Accordingly, common shares outstanding for the basic net income (loss) per share computation are lower than actual shares outstanding.

Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended June 29, 2007 and June 30, 2006 because their effects would have been anti-dilutive to the net loss incurred by the Company.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Net Income (Loss) Per Common Share (continued)

The following table reconciles basic and diluted weighted average shares:

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	44,713,211	44,626,086	44,745,510	44,572,281
Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,037,076	1,711,979	—	—
Common stock issuable upon the exercise of stock options	83,962	256,095	—	—

Dilutive weighted average common shares outstanding	45,834,249	46,594,160	44,745,510	44,572,281

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	—	953,215	1,708,596
Common stock issuable upon the exercise of stock options	—	—	77,701	291,751

	—	—	1,030,916	2,000,347

Approximately 1.6 million and 1.5 million stock options were excluded from the computations of diluted net income per common share for the quarters ended June 29, 2007 and June 30, 2006, respectively, as their stock price was higher than the Company’s average stock price.

3. Comprehensive Gain (Loss)

The Company accounts for comprehensive gain (loss) under SFAS No. 130, Reporting Comprehensive Income. Comprehensive gain (loss) is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income (loss)	$1,451	$2,121	$(887)	$(4,112)
Change in cumulative foreign currency on translation adjustment	(3)	(209)	(99)	(290)
Change in net unrealized gain on marketable investments	5	21	5	48

Comprehensive gain (loss)	$1,453	$1,933	$(981)	$(4,354)

4. Loss from Misappropriation, net of Collections

As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The Company and its former disbursement agent have agreed to settlement terms that, if satisfied, would include the full repayment of the misappropriation. In connection with the settlement, the agent made an initial cash payment to the Company in January 2007 of $350 thousand and has agreed to make additional payments to the Company on or before August 31, 2007 that, when taken together with the initial payment, approximate $2.6 million (at current foreign currency exchange rates). If the payments are not received by this date, the Company can foreclose certain assets pledged by the agent. The agent has guaranteed to pay any amount by which the initial payment, additional cash payments and the net proceeds from the sale of the pledged assets fall below approximately $2.6 million (at current foreign currency exchange rates). This shortfall amount would be repaid in annual installments of not less than approximately $0.1 million per year (at current foreign currency exchange rates) beginning in 2007, together with interest thereon accruing from January 1, 2008.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4. Loss from Misappropriation, net of Collections (continued)

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

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group (“REL”) acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the six months ended June 29, 2007 (in thousands):

2001 Restructuring Accrual

	Accrual		Accrual
	Balance at		Balance at
	December 29,		June 29,
	2006	Expenditures	2007
Closure and consolidation of facilities and related exit costs	$2,126	$(227)	$1,899

2002 Restructuring Accrual

	Accrual		Accrual
	Balance at		Balance at
	December 29,		June 29,
	2006	Expenditures	2007
Closure and consolidation of facilities and related exit costs	$3,717	$(316)	$3,401

2005 Restructuring Accrual

	Accrual		Accrual
	Balance at		Balance at
	December 29,		June 29,
	2006	Expenditures	2007
Severance and other employee costs	$147	$(140)	$7
Closure and consolidation of facilities and related exit costs	1,276	(185)	1,091

	$1,423	$(325)	$1,098

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consisted of the following (in thousands):

	June 29,	December 29,
	2007	2006
Accounts receivable	$33,212	$32,974
Unbilled revenue	3,772	4,695
Allowance for doubtful accounts	(2,079)	(1,851)

	$34,905	$35,818

7. Loan Payable

At June 29, 2007 and December 29, 2006, the Company did not have any outstanding loans. At December 30, 2005, the Company had a loan with a financial institution of $3.7 million which was repaid in March 2006.

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

As a result of the implementation of FIN No. 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the consolidated balance sheet as of June 29, 2007. The amount of unrecognized tax positions did not materially change as of June 29, 2007 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of June 29, 2007.

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2002. All significant state, local, and foreign matters have been concluded for years through 2002.

9. Stock Based Compensation

During the quarter and six months ended June 29, 2007, the Company issued 290,500 and 528,000 restricted stock units, respectively, at a weighted average grant-date fair value of $3.60 and $3.43, respectively. Additionally, during the quarter and six months ended June 29, 2007, 123,333 and 362,324 shares issued in connection with an acquisition and restricted stock units were forfeited at a weighted average grant-date fair value of $4.80 and $4.28, respectively. As of June 29, 2007, the Company had 2,069,830 restricted stock units outstanding.

10. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. In 2003, 2004 and 2005, the Board of Directors approved the repurchase of an additional $25.0 million of the Company’s common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plans, the Company

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10. Shareholders’ Equity (continued)

may buy back shares of its outstanding stock from time to time on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 29, 2007, the Company repurchased 509 thousand shares of its common stock at a cost of approximately $1.75 million. As of June 29, 2007, the Company had repurchased 7.7 million shares of its common stock at an average price of $3.34 per share.

11. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

12. Geographic and Service Group Information

Revenues were attributed to geographic areas as follows (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Total Revenues:
Domestic	$35,712	$42,424	$68,869	$86,523
Foreign	9,800	6,572	16,520	12,304

Total	$45,512	$48,996	$85,389	$98,827

Long-lived assets were attributed to geographic areas as follows (in thousands):

	June 29, 2007	December 29, 2006
Long-Lived Assets:
Domestic	$57,039	$57,148
Foreign	19,561	18,557

Total	$76,600	$75,705

As of June 29, 2007 and December 29, 2006, foreign assets included $19.1 million and $18.3 million, respectively, of goodwill and intangible assets related to REL.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
The Hackett Group:
Benchmarking and Business Transformation	$23,292	$22,372	$42,595	$45,349
Membership Advisory Programs	3,863	3,194	7,476	5,430
Best Practice Solutions	18,357	23,430	35,318	48,048

Total Revenues	$45,512	$48,996	$85,389	$98,827

13. Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Hackett Group, a strategic advisory firm and an Answerthink company, is a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only The Hackett Group empirically defines world-class performance in Sales, General and Administrative and supply chain activities with analysis gained through 4,000 benchmark studies over 15 years and work with 2,700 of the world’s leading companies.

Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management, business applications and business intelligence, with corresponding offshore support. Answerthink was formed on April 23, 1997.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results.

	Quarter Ended				Six Months Ended
	June 29, 2007		June 30, 2006		June 29, 2007		June 30, 2006
Revenues:
Revenues before reimbursements	$40,505	89.0%	$43,950	89.7%	$76,666	89.8%	$88,846	89.9%
Reimbursements	5,007	11.0%	5,046	10.3%	8,723	10.2%	9,981	10.1%

Total revenues	45,512	100.0%	48,996	100.0%	85,389	100.0%	98,827	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expense	23,267	51.1%	24,996	51.0%	44,783	52.4%	51,460	52.1%
Reimbursable expenses	5,007	11.0%	5,046	10.3%	8,723	10.2%	9,981	10.1%

Total cost of service	28,274	62.1%	30,042	61.3%	53,506	62.6%	61,441	62.2%
Selling, general and administrative costs	15,843	34.8%	16,603	33.9%	33,347	39.1%	34,396	34.8%
Restructuring costs	—	0.0%	—	—	—	0.0%	6,313	6.4%
Loss from misappropriation, net of collections	—	0.0%	23	0.0%	(350)	(0.4)%	302	0.3%

Total costs and operating expenses	44,117	96.9%	46,668	95.2%	86,503	101.3%	102,452	103.7%

Income (loss) from operations	1,395	3.1%	2,328	4.8%	(1,114)	(1.3)%	(3,625)	(3.7)%
Other income:
Interest income, net	124	0.2%	125	0.2%	362	0.4%	210	0.3%

Income (loss) before income taxes	1,519	3.3%	2,453	5.0%	(752)	(0.9)%	(3,415)	(3.4)%
Income tax expense	68	0.1%	332	0.7%	135	0.2%	697	0.7%

Net income (loss)	$1,451	3.2%	$2,121	4.3%	$(887)	(1.1)%	$(4,112)	(4.1)%

Quarter and Six Months Ended June 29, 2007 versus Quarter and Six Months Ended June 30, 2006

Revenues. Revenues for the quarter ended June 29, 2007 decreased 7% to $45.5 million from $49.0 million in the quarter ended June 30, 2006. Revenues in the six months ended June 29, 2007 decreased 14% to $85.4 million from $98.8 million in the six months ended June 30, 2006. The quarter and six month decrease in revenues was attributable to a decline in our Best Practice Solutions group of $5.1 million and $12.8 million, respectively, primarily due to the exit of our Lawson and low margin SAP staff augmentation contracts at the end of 2006 and decreased revenue from our Business Intelligence practice. The quarter decrease was partially offset by a 6% or a $1.6 million increase in revenues generated from The Hackett Group due to a 4% increase in our Benchmarking and Business Transformation group and a 21% increase in our Membership Advisory Programs group.

Reimbursements as a percentage of revenues during the quarters and six months ended June 29, 2007 and June 30, 2006 were comparable at 11% to 10% and 10%, respectively.

During the quarters and six months ended June 29, 2007 and June 30, 2006, no customer accounted for revenues equal to or greater than 5% of total revenues.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service decreased 6% to $28.3 million in the quarter ended June 29, 2007 from $30.0 million in the quarter ended June 30, 2006. Cost of service decreased 13% to $53.5 million in the six months ended June 29, 2007 from $61.4 million in the six months ended June 30, 2006. The quarter and six month decrease was primarily attributable to a 23% and 26% decrease in the Best Practice Solutions group average billable headcount, respectively, as a result of our exit from our Lawson and low margin SAP staff augmentation contracts. The Best Practice Solutions group average billable headcount was 293 and 290 in the quarter and six months ended June 29, 2007, respectively, from 380 and 392 in the quarter and six months ended June 30, 2006, respectively.

Cost of service as a percentage of revenues during the quarters and six months ended June 29, 2007 and June 30, 2006 was comparable at 62% to 61% and 63% to 62%, respectively.

Selling, General and Administrative. Selling, general and administrative costs decreased by 5% to $15.8 million in the quarter ended June 29, 2007 from $16.6 million in the quarter ended June 30, 2006. Selling, general and administrative costs decreased 3% to $33.3 million in the six months ended June 29, 2007 from $34.4 million in the six months ended June 30, 2006. The decrease in selling, general and administrative costs for the quarter and six months was primarily attributable to a $585 thousand and $1.3 million reduction in depreciation and amortization expense, respectively, due to fully amortized assets for the quarter and six month periods. The six month decrease was partially offset by severance costs of approximately $343 thousand (at current foreign currency exchange rates) and professional fees of $239 thousand incurred in conjunction with the misappropriation of funds.

Restructuring Costs. We recorded restructuring costs for the six months ended June 30, 2006 of $6.3 million which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group (“REL”) acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. We did not record any restructuring costs for the quarter and six months ended June 29, 2007.

Loss from Misappropriation, net of Collections. The loss from misappropriation, net of collections of $350 thousand for the six months ended June 29, 2007, related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our UK operations.

Income Taxes. We recorded income taxes of $68 thousand and $135 thousand for the quarter and six months ended June 29, 2007, respectively. This amount reflected an estimated annual 4.5% and 18.0% tax rate for the quarter and six months ended June 29, 2007, respectively, for certain U.S. federal and state taxes. For the quarter and six months ended June 30, 2006, we recorded income taxes of $332 thousand and $697 thousand, respectively, which reflected an estimated annual tax rate for 2006 of 13.5% and 20.4% for certain U.S. federal and state taxes. The 2006 income taxes were related to federal and state taxes for REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward.

Effective December 30, 2006, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, we performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, we adjusted the estimated value of our uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the consolidated balance sheet as of June 29, 2007. The amount of unrecognized tax positions did not materially change as of June 29, 2007 and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of June 29, 2007.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At June 29, 2007, we had $20.9 million in cash and cash equivalents, compared to $19.6 million at December 29, 2006. At June 29, 2007 and December 29, 2006, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash in the accompanying consolidated balance sheets.

Net cash provided by operating activities was $3.9 million for the six months ended June 29, 2007, compared to net cash used in operating activities of $1.3 million for the comparable period in 2006. During the six months ended June 29, 2007, net cash provided by operating activities was primarily attributable to the net collections of accounts receivable and unbilled revenue of $0.7 million, which resulted in a decrease in Days Sales Outstanding of 15 days and an increase in accrued expenses and other liabilities. During the six months ended June 30, 2006, net cash used in operating activities was primarily attributable to an increase of $1.8 million in accounts receivable and unbilled revenues accounting for an increase in Days Sales Outstanding of 7 days.

Net cash used in investing activities was $1.0 million for the six months ended June 29, 2007, compared to $1.4 million for the six months ended June 30, 2006. Cash used in investing activities in 2007 was primarily attributable to $1.1 million of purchases related to computer software and equipment and the build-out of new office space in the UK. Cash used in investing activities in the six months ended June 30, 2006 was primarily attributable to $1.3 million used for the purchase of property and equipment and $8.8 million used for the acquisition of businesses, mostly related to deferred consideration paid in 2006 for our acquisition of REL and EZ Commerce Global Solutions, Inc., partially offset by maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million.

Net cash used in financing activities was $1.6 million for the six months ended June 29, 2007, compared to $4.0 million for the six months ended June 30, 2006. Cash used in financing activities in 2007 was primarily attributable to the buyback of $1.8 million of our common stock including $25 thousand which did not settle until July, at an average price of $3.44 per share. Partially offsetting the 2007 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $170 thousand and exercises of stock options of $26 thousand. During the six months ended June 30, 2006, cash used in financing activities was primarily for the repayment of the Employee Benefit Trust loan of $3.7 million and the repayment of bank overdrafts of $1.1 million, partially offset by $752 thousand from proceeds from the sale of stock as a result of exercises of stock options as well as the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004 and 2005, our Board of Directors approved the repurchase of an additional $25.0 million of our common stock, thereby increasing the total program size to $30.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During the quarter ended June 29, 2007, we repurchased 509 thousand shares at an average price of $3.44. As of June 29, 2007, we had repurchased 7.7 million shares of our common stock at an average price of $3.34 per share.

We currently believe that available funds and cash flows generated by operations, if any, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At June 29, 2007, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position cash flows or results of operations.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: July 31, 2007	/s/ Grant M. Fitzwilliam
Grant M. Fitzwilliam
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

10.7	Amended Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam

10.8	Employment Agreement between Answerthink, Inc. and Robert A. Ramirez

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000