Form 10-Q
period 2007-09-28
ANSWERTHINK INC
filed 2007-10-31
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of October 25, 2007, there were 43,626,640 shares of common stock outstanding.

Answerthink, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Answerthink, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28,	December 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$24,974	$19,585
Accounts receivable and unbilled revenue, net of allowance of $1,582 and $1,851 at September 28, 2007 and December 29, 2006, respectively	30,436	35,818
Prepaid expenses and other current assets	2,334	1,558

Total current assets	57,744	56,961

Restricted cash	600	600
Property and equipment, net	5,813	5,183
Other assets	2,807	3,870
Goodwill, net	68,622	66,652

Total assets	$135,586	$133,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,710	$5,427
Accrued expenses and other liabilities	30,313	24,773

Total current liabilities	35,023	30,200
Accrued expenses and other liabilities, non-current	4,016	4,611

Total liabilities	39,039	34,811

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 43,705,557 and 44,659,255 shares issued and outstanding at September 28, 2007 and December 29, 2006, respectively	53	52
Additional paid-in capital	281,178	279,621
Treasury stock, at cost, 8,853,795 and 7,157,655 shares at September 28, 2007 and December 29, 2006, respectively	(29,731)	(23,867)
Accumulated deficit	(156,484)	(158,703)
Accumulated other comprehensive income	1,531	1,352

Total shareholders’ equity	96,547	98,455

Total liabilities and shareholders’ equity	$135,586	$133,266

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenues:
Revenues before reimbursements	$41,834	$39,006	$118,500	$127,852
Reimbursements	4,895	4,546	13,618	14,527

Total revenues	46,729	43,552	132,118	142,379
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $344 and $328 and $968 and $874 of stock compensation expense in the quarters and nine months ended September 28, 2007 and September 29, 2006, respectively)	22,779	23,169	67,562	74,629
Reimbursable expenses	4,895	4,546	13,618	14,527

Total cost of service	27,674	27,715	81,180	89,156
Selling, general and administrative costs (includes $752 and $687 and $2,198 and $2,362 of stock compensation expense in the quarters and nine months ended September 28, 2007 and September 29, 2006, respectively)	15,562	15,186	48,909	49,582
Restructuring costs	—	—	—	6,313
Loss from misappropriation, net of collections	—	24	(350)	326

Total costs and operating expenses	43,236	42,925	129,739	145,377

Income (loss) from operations	3,493	627	2,379	(2,998)

Other income (expense):
Interest income	206	116	661	469
Interest expense	(1)	(21)	(94)	(164)

Income (loss) before income taxes	3,698	722	2,946	(2,693)
Income taxes	112	249	247	946

Net income (loss)	$3,586	$473	$2,699	$(3,639)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.08	$0.01	$0.06	$(0.08)
Weighted average common shares outstanding	44,144	44,884	44,545	44,676

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.08	$0.01	$0.06	$(0.08)
Weighted average common and common equivalent shares outstanding	44,786	45,532	45,446	44,676

The accompanying notes are an integral part of the consolidated financial statements.

Answerthink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income (loss)	$2,699	$(3,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of leasehold improvements	—	715
Depreciation expense	1,586	1,901
Amortization expense	1,055	2,267
Provision for doubtful accounts	(180)	552
Gain on foreign currency translation	(404)	(659)
Non-cash compensation expense	3,166	3,236
Gain on sale of property and equipment	(46)	(27)
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenue	5,444	2,211
Decrease (increase) in prepaid expenses and other assets	(667)	344
Decrease in accounts payable	(714)	(1,699)
Increase in accrued expenses and other liabilities	1,298	2,307

Net cash provided by operating activities	13,237	7,509

Cash flows from investing activities:
Purchases of property and equipment	(2,274)	(1,748)
Proceeds from sales of property and equipment	50	29
Decrease in restricted cash	—	3,657
Proceeds from calls, sales and maturities of marketable investments	—	5,000
Cash used in acquisition of business, net of cash acquired	—	(10,481)

Net cash used in investing activities	(2,224)	(3,543)

Cash flows from financing activities:
Repayments of borrowings	—	(1,101)
Repayment of loan payable	—	(3,657)
Proceeds from issuance of common stock	230	756
Payment of employee withholding tax related to restricted stock units	—	(725)
Repurchases of common stock	(5,864)	(1,747)

Net cash used in financing activities	(5,634)	(6,474)

Effect of exchange rate on cash	10	(127)

Net increase (decrease) in cash and cash equivalents	5,389	(2,635)
Cash and cash equivalents at beginning of period	19,585	18,103

Cash and cash equivalents at end of period	$24,974	$15,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$46
Cash paid for income taxes	$337	$120

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

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of entities in accordance with Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12, and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2006 included in the Annual Report Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 28, 2007 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Potentially dilutive shares were excluded from the diluted loss per share calculation for the nine months ended September 29, 2006 as their effects would have been anti-dilutive to the net loss incurred by the Company.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Net Income (Loss) Per Common Share (continued)

The following table reconciles basic and diluted weighted average shares:

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Basic weighted average common shares outstanding	44,143,920	44,883,838	44,544,980	44,676,133

Effect of dilutive securities:
Unvested restricted stock units issued to employees	566,457	572,217	824,295	—
Common stock issuable upon the exercise of stock options	76,055	76,236	77,152	—

Dilutive weighted average common shares outstanding	44,786,432	45,532,291	45,446,427	44,676,133

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	—	—	1,329,802
Common stock issuable upon the exercise of stock options	—	—	—	219,913

	—	—	—	1,549,715

Approximately 1.5 million and 1.7 million stock options were excluded from the computations of diluted net income per common share for the quarters ended September 28, 2007 and September 29, 2006, respectively, as their stock price was higher than the Company’s average stock price.

3. Comprehensive Gain (Loss)

The Company accounts for comprehensive gain (loss) under SFAS No. 130, Reporting Comprehensive Income. Comprehensive gain (loss) is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net income (loss)	$3,586	$473	$2,699	$(3,639)
Change in cumulative foreign currency on translation adjustment	273	1,333	174	1,042
Change in net unrealized gain on marketable investments	—	34	5	83

Comprehensive gain (loss)	$3,859	$1,840	$2,878	$(2,514)

4. Loss from Misappropriation, net of Collections

As described in the Company’s Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The Company and its former disbursement agent agreed to settlement terms that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts are and will be accounted for in loss from misappropriation, net of collections, in the Consolidated Statements of Operations in the period in which they are received.

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily as a result of the REL Consultancy Group (“REL”) acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of a New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves, which consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

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

Answerthink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the nine months ended September 28, 2007 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 29, 2006	Expenditures	Accrual Balance at September 28, 2007
Closure and consolidation of facilities and related exit costs	$2,126	$(338)	$1,788

2002 Restructuring Accrual

	Accrual Balance at December 29, 2006	Expenditures	Accrual Balance at September 28, 2007
Closure and consolidation of facilities and related exit costs	$3,717	$(474)	$3,243

2005 Restructuring Accrual

	Accrual Balance at December 29, 2006	Expenditures	Accrual Balance at September 28, 2007
Severance and other employee costs	$147	$(140)	$7
Closure and consolidation of facilities and related exit costs	1,276	(264)	1,012

	$1,423	$(404)	$1,019

6. Accounts Receivable and Unbilled Revenue, Net Accounts receivable and unbilled revenues, net consisted of the following (in thousands):

	September 28, 2007	December 29, 2006
Accounts receivable	$25,576	$32,974
Unbilled revenue	6,442	4,695
Allowance for doubtful accounts	(1,582)	(1,851)

	$30,436	$35,818

7. Loan Payable

At September 28, 2007 and December 29, 2006, the Company did not have any outstanding loans. At December 30, 2005, the Company had a loan with a financial institution of $3.7 million which was repaid in March 2006.

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

As a result of the implementation of FIN No. 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 28, 2007. The amount of unrecognized tax positions did not materially change as of September 28, 2007 and the Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of September 28, 2007.

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2002. All significant state, local and foreign matters have been concluded for years through 2002.

9. Stock Based Compensation

During the quarter and nine months ended September 28, 2007, the Company issued 105,660 and 633,660 restricted stock units, respectively, at a weighted average grant-date fair value of $3.51 and $3.44, respectively. Additionally, during the quarter and nine months ended September 28, 2007, 67,000 and 429,324 shares, respectively, were issued in connection with an acquisition and restricted stock units were forfeited at a weighted average grant-date fair value of $3.18 and $4.11, respectively. As of September 28, 2007, the Company had 1,430,907 restricted stock units outstanding.

10. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock, which was subsequently increased to $30.0 million during the fiscal years 2003 to 2005. During the quarter ended September 28, 2007, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total approval for repurchase to $35.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 28, 2007, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $3.47, for a total cost of approximately $4.1 million. As of September 28, 2007, the Company had repurchased approximately 8.9 million shares of its common stock at an average price of $3.36 per share, leaving $5.3 million available under the Company’s share buyback program. Subsequent to September 28, 2007, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total approval for repurchase to $40.0 million.

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

12. Geographic and Service Group Information

Revenues were attributed to geographic areas as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Total Revenues:
Domestic	$36,400	$38,821	$105,269	$125,344
Foreign	10,329	4,731	26,849	17,035

Total	$46,729	$43,552	$132,118	$142,379

Long-lived assets were attributed to geographic areas as follows (in thousands):

	September 28, 2007	December 29, 2006

Long-Lived Assets:
Domestic	$57,312	$57,148
Foreign	19,930	18,557

Total	$77,242	$75,705

As of September 28, 2007 and December 29, 2006, foreign assets included $19.3 million and $18.3 million, respectively, of goodwill and intangible assets.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

The Hackett Group	$30,294	$21,278	$80,365	$72,057
Best Practice Solution	16,435	22,274	51,753	70,322

Total Revenues	$46,729	$43,552	$132,118	$142,379

13. Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Answerthink’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management and business applications with corresponding offshore support. Answerthink was formed on April 23, 1997.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results.

	Quarter Ended				Nine Months Ended
	September 28, 2007		September 29, 2006		September 28, 2007		September 29, 2006
Revenues:
Revenues before reimbursements	$41,834	89.5%	$39,006	89.6%	$118,500	89.7%	$127,852	89.8%
Reimbursements	4,895	10.5%	4,546	10.4%	13,618	10.3%	14,527	10.2%

Total revenues	46,729	100.0%	43,552	100.0%	132,118	100.0%	142,379	100.0%

Cost and expenses:
Cost of service:
Personnel costs before reimbursable expenses	22,779	48.7%	23,169	53.2%	67,562	51.1%	74,629	52.4%
Reimbursable expenses	4,895	10.5%	4,546	10.4%	13,618	10.3%	14,527	10.2%

Total cost of service	27,674	59.2%	27,715	63.6%	81,180	61.4%	89,156	62.6%
Selling, general and administrative costs	15,562	33.3%	15,186	34.9%	48,909	37.0%	49,582	34.8%
Restructuring costs	—	0.0%	—	—	—	0.0%	6,313	4.4%
Loss from misappropriation, net of collections	—	0.0%	24	0.1%	(350)	(0.3)%	326	0.2%

Total costs and operating expenses	43,236	92.5%	42,925	98.6%	129,739	98.1%	145,377	102.1%

Income (loss) from operations	3,493	7.5%	627	1.4%	2,379	1.9%	(2,998)	(2.1)%

Other income:
Interest income, net	205	0.4%	95	0.2%	567	0.4%	305	0.2%

Income (loss) before income taxes	3,698	7.9%	722	1.6%	2,946	2.3%	(2,693)	(1.9)%
Income tax expense	112	0.2%	249	0.6%	247	0.2%	946	0.7%

Net income (loss)	$3,586	7.7%	$473	1.0%	$2,699	2.1%	$(3,639)	(2.6)%

Quarter and Nine Months Ended September 28, 2007 versus Quarter and Nine Months Ended September 29, 2006

Revenues. Revenues for the quarter ended September 28, 2007 increased 7% to $46.7 million from $43.6 million in the quarter ended September 29, 2006. Revenues in the nine months ended September 28, 2007 decreased 7% to $132.1 million from $142.4 million in the nine months ended September 29, 2006.

The Hackett Group revenues have grown 42% or $9.0 million, and 12% or $8.3 million, for the quarter and nine months ended September 28, 2007, respectively, compared to the quarter and nine months ended September 29, 2006. This growth was primarily due to increased revenues of 45% and 9% in our Benchmarking and Business Transformation group, respectively, and increased revenues in our Membership Advisory Programs group of 29% and 34%, for the quarter and nine months ended September 28, 2007, respectively, compared to the quarter and nine months ended September 29, 2006.

The revenue increases in The Hackett Group were partially offset by revenue decreases in our Best Practice Solution group of 26%, or $5.8 million, and 26%, or $18.6 million, for the quarter and nine months ended September 28, 2007, respectively. These decreases in revenues in our Best Practice Solution group were primarily due to the exit of our Lawson and low margin SAP staff augmentation contracts at the end of 2006 and lower revenues from our Oracle and Hyperion groups.

Reimbursements as a percentage of revenues during the quarters and nine months ended September 28, 2007 and September 29, 2006 were comparable at 11% and 10%, and 10% and 10%, respectively.

During the quarters and nine months ended September 28, 2007 and September 29, 2006, no customer accounted for revenues equal to or greater than 5% of total revenues.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service was comparable at $27.7 million in the quarter ended September 28, 2007 and in the quarter ended September 29, 2006. Cost of service decreased 9% to $81.2 million in the nine months ended September 28, 2007 from $89.2 million in the nine months ended September 29, 2006. The nine month decrease was primarily attributable to a decrease in our Best Practice Solution group’s headcount as a result of the exit from our Lawson and low margin SAP staff augmentation contracts.

Cost of service as a percentage of revenues during the quarters ended September 28, 2007 and September 29, 2006 decreased to 59% from 64%, respectively, primarily as a result of higher revenues. Cost of service as a percentage of revenues during the nine months ended September 28, 2007 and September 29, 2006 was comparable at 61% and 63%, respectively.

Selling, General and Administrative. Selling, general and administrative costs were comparable at $15.6 million and $48.9 million in the quarter and nine months ended September 28, 2007, respectively, compared to $15.2 million and $49.6 million in the quarter and nine months ended September 29, 2006, respectively.

Restructuring Costs. We recorded restructuring costs for the nine months ended September 29, 2006 of $6.3 million which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL Consultancy Group (“REL”) acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice intellectual capital and strategic advisory services firm. We did not record any restructuring costs for the quarter and nine months ended September 28, 2007.

Loss from Misappropriation, net of Collections. The loss from misappropriation, net of collections, of $350 thousand for the nine months ended September 28, 2007, related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements in our UK operations.

Subsequent to September 28, 2007, we received the final payment from our former UK disbursement agent of $2.3 million, which will be reflected in the loss from misappropriation, net of collections, in the Consolidated Statements of Operations for the period ended December 28, 2007.

Income Taxes. We recorded income taxes of $112 thousand and $247 thousand for the quarter and nine months ended September 28, 2007, respectively. These amounts reflect estimated annual tax rates of 3.0% and 8.4% for the quarter and nine months ended September 28, 2007, respectively, for certain U.S. federal and state taxes. For the quarter and nine months ended September 29, 2006, we recorded income taxes of $249 thousand and $946 thousand, respectively, which reflected an estimated annual tax rate for 2006 of 34.4% and 35.1% for certain U.S. federal and state taxes. The 2006 income taxes were related to federal and state taxes for REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward.

Effective December 30, 2006, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN No. 48, we performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, we adjusted the estimated value of our uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 28, 2007. The amount of unrecognized tax positions did not materially change as of September 28, 2007 and we do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 30, 2006, the total amount of accrued income tax-related interest and penalties was $26 thousand and $237 thousand, respectively. The liability for the payment of interest and penalties did not materially change as of September 28, 2007.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At September 28, 2007, we had $25.0 million in cash and cash equivalents, compared to $19.6 million at December 29, 2006. At September 28, 2007 and December 29, 2006, we had $600 thousand on deposit with a financial institution as collateral for letters of credit and have classified these deposits as restricted cash in the accompanying Consolidated Balance Sheets.

Net cash provided by operating activities was $13.2 million for the nine months ended September 28, 2007, compared to net cash provided by operating activities of $7.5 million for the comparable period in 2006. During the nine months ended September 28, 2007, net cash provided by operating activities was primarily attributable to the net collections of accounts receivable and unbilled revenue of $5.4 million, which resulted in a decrease in Days Sales Outstanding of 26 days from December 29, 2006. Additionally, accrued expenses and other liabilities increased $1.3 million primarily related to the timing of the payroll cycle. During the nine months ended September 29, 2006, net cash provided by operating activities was primarily attributable to net collections of accounts receivable and unbilled revenue of $2.2 million and an increase in accrued expenses and other liabilities of $2.3 million.

Net cash used in investing activities was $2.2 million for the nine months ended September 28, 2007, compared to $3.5 million for the nine months ended September 29, 2006. Cash used in investing activities in 2007 was primarily attributable to $2.3 million of purchases related to computer software and equipment and the build-out of new office space in the UK. Cash used in investing activities during the nine months ended September 29, 2006 was primarily attributable to $1.7 million for the purchase of property and equipment and $10.5 million used for the acquisition of businesses, partially offset by maturities of marketable investments of $5.0 million and a decrease in restricted cash of $3.7 million.

Net cash used in financing activities was $5.6 million for the nine months ended September 28, 2007, compared to $6.5 million for the nine months ended September 29, 2006. Cash used in financing activities in 2007 was primarily attributable to the repurchase of $5.9 million of our common stock, at an average price of $3.46 per share. During the nine months ended September 29, 2006, cash used in financing activities was primarily for the repayment of the Employee Benefit Trust loan of $3.7 million, $1.7 million for the repurchase of our common stock and $1.1 million for the repayment of bank overdrafts.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of common stock, which was subsequently increased to $30.0 million during the fiscal years 2003 to 2005. During the quarter ended September 28, 2007, the Board of Directors approved the repurchase of an additional $5.0 million, thereby increasing the total approval for repurchase to $35.0 million. Under the repurchase plans, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 28, 2007, we repurchased approximately 1.2 million shares at an average price of $3.47, for a total cost of approximately $4.1 million. As of September 28, 2007, we had repurchased approximately 8.9 million shares of our common stock at an average price of $3.36 per share, leaving $5.3 million available under our share buyback program. Subsequent to September 28, 2007, the Board of Directors approved the repurchase of an additional $5.0 million, thereby increasing the total approval for repurchase to $40.0 million.

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

At September 28, 2007, our exposure to market risk related primarily to changes in interest rates on our investment portfolio. Our marketable investments consist primarily of short-term fixed interest rate securities. We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. We do not believe that a significant increase or decrease in interest rates would have a material impact on the fair value of our investment portfolio.

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

During the quarter ended September 28, 2007, the Company repurchased 1,187,212 shares of its common stock at a cost of approximately $4.1 million, under a repurchase program approved by the Board of Directors. All repurchases were made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs	Maximum Dollar Value that may Yet be Purchased Under the Program
December 30, 2006 to January 26, 2007	—	$—	—	$6,133,373
January 27, 2007 to February 23, 2007	—	$—	—	$6,133,373
February 24, 2007 to March 30, 2007	—	$—	—	$6,133,373
March 31, 2007 to April 27, 2007	95,456	$3.29	95,456	$5,819,539
April 28, 2007 to May 25, 2007	276,000	$3.46	276,000	$4,865,067
May 26, 2007 to June 29, 2007	137,472	$3.50	137,472	$4,384,258
June 30, 2007 to July 27, 2007	—	$—	—	$4,384,258
July 28, 2007 to August 24, 2007	913,797	$3.53	913,797	$1,154,018
August 25, 2007 to September 28, 2007	273,415	$3.24	273,415	$5,268,298

	1,696,140	$3.46	1,696,140

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Answerthink, Inc.

Date: October 30, 2007	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000