Form 10-K
period 2007-12-28
HACKETT GROUP, INC.
filed 2008-03-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-24343

The Hackett Group, Inc.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $131,334,992 on March 10, 2008 based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Market.

The number of shares of the registrant’s common stock outstanding on March 7, 2008 was 42,646,118.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from strategic advisory, management consulting and information technology industries our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions and interest rates. An additional description of our risk factors is described in Part 1 – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

GENERAL

On December 21, 2007 the shareholders of Answerthink, Inc. (“Answerthink”) approved an amendment to Answerthink’s Articles of Incorporation, officially changing the name of the organization to The Hackett Group, Inc. (“Hackett”). All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 4,000 benchmarking engagements, executives use Hackett’s empirically based approach to quickly define and prioritize initiatives to enable world-class performance. Through its REL brand, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Hackett Technology Solutions group, Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with 2,700 major corporations and government agencies, including 97% of the Dow Jones Industrials, 73% of the Fortune 100, 73% of the DAX and 50% of the FTSE 100.

In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors.

INDUSTRY BACKGROUND

The U.S. economy continued to grow strongly through September of 2007. However, concerns about the growth of the U.S. economy emerged in the fourth quarter of 2007, triggered by the slowdown in the housing market, increased concerns about the underlying credit risks of U.S. mortgages and concerns about the credit markets and underlying liquidity of many financial institutions. As a result, the U.S. Federal Reserve Board implemented interest rate decreases to mitigate the risk of a recession. In Europe, economic growth continued, but concerns surfaced at the latter part of the year as unease over slower U.S. economic growth spilled over into the European markets.

Business and technology consultancies in the U.S. and Europe had increases in business activity that followed the growth rate of the economy throughout the year. We believe organizations are required to continually evaluate how to optimize their performance in order to remain competitive. Their goal is to ensure that the underlying business processes are allowing them to strategically support their operations and achieve their financial targets. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technology investments. We believe large enterprises will continue to focus their business consulting and IT spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We expect companies to continue to look for ways to centralize, standardize and automate business processes by leveraging highly educated, low cost offshore labor markets. We also believe that Enterprise Resource Planning (“ERP”) and Business Intelligence systems will continue to play a significant role as companies seek to automate their businesses and generate more valuable insight and analysis from their operational and financial data.

OUR BEST PRACTICE IMPLEMENTATION APPROACH

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Utilizing the performance metrics and our vast repository of best practices that emanate from over 4,000 benchmark studies combined with the global implementation insight of our transformation and technology associates, Hackett has created a series of process and technology tools and supporting content that allow clients to effect sustainable performance improvement.

Our BPI methodology leverages our inventory of Hackett-Certified™ practices, approaches observed through benchmark and other best practice implementation engagements, to correlate best practices with superior performance levels. We use Hackett intellectual capital in the form of best practice process flows and configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflow and functionality that is enabled by enterprise software applications. The pre-populated collection of best practice process flows and technology configuration guides is referred to as the BPI Tool Kit and used throughout the term of a project to ensure that best practices are identified and implemented. This coordinated approach addresses people, process, information access and technology.

Because Hackett solutions are based on Hackett-Certified™ practices, clients gain significant advantages. They can have confidence that their solutions are based on strategies from the world’s leading companies. This clearly defined path to world-class performance delivers enhanced efficiency, improved effectiveness, increased flexibility, optimized return on investment and reduced implementation risk.

The BPI approach often begins with a clear understanding of current performance, which is gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the four key business drivers of people, process, technology and information, we believe companies risk losing a significant portion of business case benefits of their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

Similarly, we integrate Hackett-Certified™ Practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses, in most functional areas of major business application packages from Oracle, Hyperion (now known as Oracle EPM) and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. Best practice implementations establish the foundation for improved performance.

We believe the combination of optimized processes, a best practices-based business application and enhanced business intelligence environment allows our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help the client without regard to where they are in their performance improvement lifecycle.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international, national and regional strategic consulting and technology implementation firms, the IT services divisions of application software firms, and other firms providing subscriptions to peer networking and research-based services. Mergers, consolidations and bankruptcies throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources and global reach and scale.

Still, we believe our competitive position is strong. With Hackett intellectual capital and its direct link to our BPI approach, we believe we can uniquely assist our clients. Our ability to apply best practices to client operations via proven techniques further strengthens our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 4,000 benchmark studies for over 2,700 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett data, along with deep expertise and know-how in evaluating, designing and implementing business transformation strategies for clients, deliver a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our offering approach, gives us a competitive advantage.

STRATEGY

Moving forward, our focus will be on executing the following strategies:

• Continue to position and grow Hackett as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practices strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) and best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending where our clients are in their assessment or implementation of performance improvement initiatives, we offer our clients a combination of offerings that supports their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship with a client which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises allowing us over time to ascribe a larger amount of our total revenues to a growing client base which will also improve the predictability of our results.

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

• Create strategic relationships that help us leverage and expand our Hackett intellectual capital base as well as grow our revenues. We continue to believe that there are other organizations that can help us grow revenues and intellectual capital consistent with our strategy. Such relationships include programs that we have executed with other management consultants and systems integration and software providers.

• Expand and leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24 hour/5 day operations. We expect our headcount and utilization of our resources in India to further expand in 2008.

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

OUR OFFERINGS

We offer a comprehensive range of services, including advisory programs, benchmarking, business transformation, working capital, and technology consulting services. With strategic and functional knowledge in finance, human resources, information technology, procurement, supply chain management, corporate services, customer service and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

The Hackett Group

•	Executive Advisory Programs

On-demand access to world-class performance metrics, peer-learning opportunities and best practice advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory). Our advisory programs include a mix of the following deliverables:

Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative expenditures (“SG&A”).

Best Practice Research: Empirically based research and insight derived from Hackett benchmark and transformation studies. Our research provides detailed insights into the most significant, proven approaches in use at world-class organizations that yield superior business results.

Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership surveys and client-submitted contents provide ongoing peer learning and networking opportunities.

Best Practice Intelligence Center: Online, searchable repository of best practices, Quick Wins, conference presentations and associated research available to Executive Advisory Program Members and their support teams.

•	Benchmarking Services

Our benchmarking group dates back to 1991, it has measured and evaluated the efficiency and effectiveness of enterprise functions at over 2,700 global organizations. This includes 97% of the Dow Jones Industrials, 73% of the Fortune 100, 73% of the DAX and 50% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, shared service centers and working capital management. Hackett has identified over 1,400 best practices for over 95 processes in these key functional areas. Hackett uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•	Business Transformation

Our Business Transformation programs help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams use Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational planning, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information.

•	Total Working Capital

Through REL, a global leader in generating cash improvement from working capital, we offer services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

Hackett Technology Solutions

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

Based on our extensive best practices knowledge, our Business Intelligence group designs, develops and implements solutions for more effective enterprise performance management (“EPM”) and business intelligence (“BI”). Our BI experts know how to apply and implement custom or packaged analytical applications, primarily with Hyperion product sets, as well as others, to increase process transparency, exception management, and create continuous improvement environments. Similarly, our BI services are designed to increase visibility into current performance, improve access to key financial and operational data, and enhance strategic decision-making. The group offers strategy and management services, including operational diagnostics and planning and enterprise architecture.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated strategic buyers of business and IT consulting services. During 2007 and 2006, our ten most significant clients accounted for approximately 20% of revenues, and no client generated more than 4% of total revenues. We believe that we have achieved a high level of satisfaction across our client base. The responses to the surveys we send to clients continue to be extremely positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT, MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2008 is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI. Our Hackett and BPI message will remain the central focus of our marketing and communications programs this year to help expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. In 2008, the compensation programs for our associates reflect an emphasis optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Programs. For our technology solutions groups, we will continue to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•	The Leadership Team and Senior Directors;

•	The Sales Organization;

•	Business Development Associates; and

•	The Delivery Organization

The Leadership Team and Senior Directors are comprised of our senior leaders who have a combination of executive, regional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing the business by fostering executive-level relationships within accounts and leveraging their existing contacts in the marketplace.

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

The Delivery Organization is comprised of our billable associates who work at client locations. We encourage associates to pursue additional business development opportunities through their normal course of delivering existing projects and helping us expand our business within existing accounts.

In addition to our business development resources, we have a corporate marketing and communications organization responsible for overseeing our marketing programs, public relations and employee communications activities.

We have segmented our market focus into the following categories:

•	Anchor Accounts;

•	Regional Accounts; and

•	Strategic Alliance Accounts

Anchor Accounts are comprised of large prospects and existing relationships which we believe will have a significant revenue relationship within the next 18 months. Anchor account criteria include the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative working closely with regional leadership is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

Regional Accounts are accounts within a specified geographic location. These accounts mostly include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts and are handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

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

Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•	Continuous development of our associates, our unique content business model and our knowledge base;

•	Diversity of backgrounds, skills and experiences;

•	Knowledge capture, contribution and utilization; and

•	Collaboration with one another, with our partners and with our clients

Our human resources staff includes seasoned professionals in North America, Europe and India that support our practices by, among other things, administering our benefit programs and facilitating the hiring process. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

Employee benefit packages that we provide are market-based and vary by geography. In North America, the packages include comprehensive health and welfare insurance and a 401(k) program including a company match for associates below the level of senior director. In Europe, depending on the country and market practices, the packages typically provide a car allowance policy and health insurance that supplements national coverages. We also make contributions to individual pension programs in countries where this is a compensation component typically offered in the marketplace. Globally, we believe our associates are paid competitive salaries. They are also provided with incentive pay programs that vary by role and practice. Incentive pay for delivery resources is based on an individual’s contribution to the projects on which he or she is staffed. Incentive pay for sales associates is based on achievement of sales quotas. Incentive pay for practice leaders and senior practice members is based upon practice margin, sales contributions, client management and practice management. Incentive pay for our executive team is based on the achievement of earnings targets.

As of December 28, 2007, we had approximately 740 associates, approximately 75% of whom were billable professionals. None of our associates are subject to collective bargaining arrangements, however, in France our associates enjoy the benefit of certain government mandated regulations negotiated by certain trade associations. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors from time to time.

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

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our web site http://www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Any material that we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Also available on our web site, free of charge, are copies of our Code of Conduct and Ethics, and the charter for our audit committee of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics applicable to our senior financial officers, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller on our web site within five business days following the date of the amendment or waiver.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for which we perform large projects. In 2007, our ten largest clients accounted for approximately 20% of our revenues in the aggregate. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

To succeed, we must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services we offer is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we hire. This could hinder our ability to complete existing client engagements and bid for new ones. Hiring, training, motivating, retaining and managing employees with the skills we need is time consuming and expensive.

We could lose money on our contracts.

As part of our strategy, from time to time, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. We maintain an Office of Risk Management that evaluates and attempts to mitigate delivery risk associated with complex projects. In connection with their review, the office of risk management analyzes the critical estimates associated with these projects. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. In the past, we have, on occasion, engaged in negotiations with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

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

Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which shareholders would receive a premium for their shares. These provisions include the following:

•	shareholders must comply with advance notice requirements before raising a matter at a meeting of shareholders or nominating a director for election;

•	our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•

we would not be required to hold a special meeting to consider a takeover proposal unless holders of more than a majority of the shares entitled to vote on the matter were to submit a written demand or demands for us to do so; and

•

our Board of Directors may, without obtaining shareholder approval, classify and issue up to 1,250,000 shares of preferred stock with powers, preferences, designations and rights that may make it more difficult for a third party to acquire us.

In addition, our Board of Directors has adopted a shareholder rights plan. Subject to certain exceptions, in the event that a person or group in the future becomes the beneficial owner of 15% or more of our common stock or commences, or publicly announces an intention to commence a tender or exchange offer which would result in its ownership of 15% or more of our outstanding common stock (or in the case of Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.) and its affiliates, 20%), then the rights issued to our shareholders in connection with this plan will allow our shareholders to purchase shares of our common stock at 50% of its then current market value. In addition, if we are acquired in a merger, or 50% or more of our assets are sold in one or more related transactions, our shareholders would have the right to purchase the common stock of the acquiring company at half the then current market price of such common stock.

We may lose large clients or not be able to secure targeted follow-on work or client retention rates.

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with 30 days’ notice and without penalty. As a result, if we lose a major client or large client engagement, our revenues will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large client engagement, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large accounts receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

We also derive an increasing portion of our revenues from annual memberships for our business advisory programs. Our growth prospects therefore depend on our ability to achieve and sustain high renewal rates on programs and to successfully launch new programs. Failure to achieve high renewal rate levels or to successfully launch new programs and services could have a material adverse effect on our operating results.

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

In addition, the stock prices of many business and technology services companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuation in the market price of our common stock may impact our ability to finance our operations and retain personnel.

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

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the U.S. could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. We have transferred, and will continue to transfer, cash from those subsidiaries to the parent company, and to other international subsidiaries, when it is cost effective to do so. However, any fluctuations in foreign currency exchange rates could materially impact the availability and amount of these funds available for repatriation or transfer.

Our results of operations could be affected by economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services or lower pricing of those services. In addition, if we are unable to successfully anticipate changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on these premises covers 10,780 square feet and expires June 30, 2010. We also have offices in Atlanta, Frankfurt, London, Paris, Philadelphia and Hyderabad, India. As of December 28, 2007 we had operating leases that extend through December 2016. We believe that we will be able to obtain suitable new or replacement space as needed. We own no real estate and do not intend to invest in real estate or real estate-related assets.

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

On December 21, 2007, a Special Meeting of Shareholders was held where the shareholders approved an amendment to Answerthink, Inc.’s Articles of Incorporation officially changing the name of the Company from Answerthink, Inc. to The Hackett Group, Inc. The name change took effect on January 1, 2008.

Of the shares issued, outstanding and eligible to vote at the Special Meeting, 27,5760,457 shares were voted in favor of the approval of the amendment, 127,266 shares were voted against the approval of the amendment and the holders of 4,568 shares abstained from voting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq Stock Market (“Nasdaq”) since our initial public offering on May 28, 1998 under the Nasdaq symbol, “ANSR.” In conjunction with our name change, we began trading on the Nasdaq under the Nasdaq symbol, “HCKT,” effective January 31, 2008. The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the Nasdaq.

	High	Low
2007
Fourth Quarter	$5.00	$3.07
Third Quarter	$3.91	$3.06
Second Quarter	$3.72	$3.11
First Quarter	$3.65	$3.00

2006
Fourth Quarter	$3.15	$2.05
Third Quarter	$4.26	$2.40
Second Quarter	$6.65	$3.65
First Quarter	$6.45	$4.10

The closing sale price for the common stock on March 7, 2008 was $4.10.

As of March 7, 2008, there were approximately 300 holders of record of our common stock and 42,646,118 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2008 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 3, 2003 with the Nasdaq Composite Index and a Peer Group Index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 3, 2003.

	1/3/03	1/2/04	12/31/04	12/30/05	12/29/06	12/28/07
The Hackett Group, Inc.	$100.00	$206.27	$171.96	$156.83	$113.65	$166.79
NASDAQ Composite	$100.00	$149.34	$161.86	$166.64	$186.18	$205.48
Peer Group	$100.00	$170.96	$170.68	$142.31	$153.01	$109.05

The Peer Group includes BearingPoint Inc., Diamond Management & Technology Consultants, eLoyalty Corporation, Sapient Corp and Technology Solutions Company.

Company Dividend Policy

We have not paid, nor do we expect to pay, any cash dividends on our common stock in the foreseeable future. Our present policy is to retain earnings, if any, for use in the operation of our business.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. The authorization is for up to $40.0 million, of which $10.0 million of repurchases of our common stock were made during the year ended December 28, 2007 and approximately $6.1 million was available for future purchases as of December 28, 2007. All repurchases are made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and no determination was made by the Company to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended December 28, 2007:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet be Purchased Under the Program
December 30, 2006 to January 26, 2007	—	$—	—	$6,133,373
January 27, 2007 to February 23, 2007	—	$—	—	$6,133,373
February 24, 2007 to March 30, 2007	—	$—	—	$6,133,373
March 31, 2007 to April 27, 2007	95,456	$3.29	95,456	$5,819,539
April 28, 2007 to May 25, 2007	276,000	$3.46	276,000	$4,865,067
May 26, 2007 to June 29, 2007	137,472	$3.50	137,472	$4,384,258
June 30, 2007 to July 27, 2007	—	$—	—	$4,384,258
July 28, 2007 to August 24, 2007	913,797	$3.53	913,797	$1,154,018
August 25, 2007 to September 28, 2007*	273,415	$3.24	273,415	$5,268,298
September 29, 2007 to October 26, 2007*	125,152	$3.28	125,152	$9,857,453
October 27, 2007 to November 23, 2007	898,834	$4.20	898,834	$6,080,507
November 24, 2007 to December 28, 2007	5,000	$4.13	5,000	$6,059,857

	2,725,126	$3.70	2,725,126

*	In September 2007 and October 2007, the Board of Directors approved the repurchase of an aggregate of $10.0 million of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth selected financial information for Hackett as of and for each of the years in the five-year period ended December 28, 2007, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004
Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenues:
Revenues before reimbursements	$158,973	$162,167	$146,693	$129,339	$117,945
Reimbursements	18,035	18,388	16,625	14,208	14,442

Total revenues (1)	177,008	180,555	163,318	143,547	132,387
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	88,964	94,656	84,921	78,231	75,171
Reimbursable expenses	18,035	18,388	16,625	14,208	14,442

Total cost of service	106,999	113,044	101,546	92,439	89,613
Selling, general and administrative costs	63,635	65,499	58,303	48,355	43,077
Restructuring costs	—	6,313	2,923	3,749	4,875
Loss (collections) from misappropriation, net	(2,574)	341	1,037	592	278

Total costs and operating expenses	168,060	185,197	163,809	145,135	137,843

Income (loss) from operations	8,948	(4,642)	(491)	(1,588)	(5,456)
Other income (expense):
Interest income, net	775	507	1,089	802	706
Loss on marketable investments	(450)	—	—	—	—

Income (loss) before income taxes and income from discontinued operations	9,273	(4,135)	598	(786)	(4,750)
Income tax expense (benefit)	278	913	(6)	324	350

Income (loss) from continuing operations	8,995	(5,048)	604	(1,110)	(5,100)
Income from discontinued operations, net of income taxes	—	—	—	370	—

Net income (loss)	$8,995	$(5,048)	$604	$(740)	$(5,100)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.11)	$0.01	$(0.03)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—
Net income (loss) per common share	$0.20	$(0.11)	$0.01	$(0.02)	$(0.11)
Weighted average common shares outstanding	44,127	44,653	43,575	44,188	45,140

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.20	$(0.11)	$0.01	$(0.03)	$(0.11)
Income from discontinued operations, net of income taxes	$—	$—	$—	$0.01	$—
Net income (loss) per common share	$0.20	$(0.11)	$0.01	$(0.02)	$(0.11)
Weighted average common and common equivalent shares outstanding	44,978	44,653	45,302	44,188	45,140

Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,061	$8,832	$13,905	$11,329	$12,341
Marketable investments	$7,032	$10,753	$14,100	$37,463	$52,100
Restricted cash	$600	$600	$4,257	$3,000	$3,000
Working capital	$25,397	$26,761	$27,293	$48,916	$58,525
Total assets	$135,459	$133,266	$151,881	$128,733	$135,223
Shareholders’ equity	$98,819	$98,455	$99,039	$98,910	$104,934

(1)	In November 2005, the Company purchased REL. As a result of the purchase, total revenues included $20.1 million in the 2006 results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Hackett Group, Inc. (“Hackett”), formerly known as Answerthink, Inc. prior to January 1, 2008, is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through 4,000 benchmark studies over 15 years at 2,700 of the world’s leading companies.

Hackett’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support. Hackett was formed on April 23, 1997.

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

Revenue Recognition

Our revenues are principally derived from fees for services generated on a project-by-project basis and are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and are recognized net of sales tax. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

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

Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Additionally, we earn revenue from the sale of software, software licenses and maintenance contracts which is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

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

The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee basis, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of our services that we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

In assessing the recoverability of goodwill and long-lived identifiable assets, management makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time.

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

Effective December 30, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We report the penalties and tax-related interest expense as a component of income tax expense in our consolidated statement of operations (see Note 11 of the consolidated financial statements for further detail).

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because each fiscal year ends on the Friday closest to December 31st. Fiscal years 2007, 2006 and 2005 ended on December 28, 2007, December 29, 2006 and December 30, 2005, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenues of such results:

	Year Ended
	December 28, 2007		December 29, 2006		December 30, 2005
Revenues:
Revenues before reimbursements	$158,973	89.8%	$162,167	89.8%	$146,693	89.8%
Reimbursements	18,035	10.2%	18,388	10.2%	16,625	10.2%

Total revenues	177,008	100.0%	180,555	100.0%	163,318	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	88,964	50.3%	94,656	52.4%	84,921	52.0%
Reimbursable expenses	18,035	10.2%	18,388	10.2%	16,625	10.2%

Total cost of service	106,999	60.5%	113,044	62.6%	101,546	62.2%
Selling, general and administrative costs	63,635	36.0%	65,499	36.3%	58,303	35.8%
Restructuring costs	—	0.0%	6,313	3.5%	2,923	1.8%
Loss (collections) from misappropriation, net	(2,574)	(1.5)%	341	0.2%	1,037	0.6%

Total costs and operating expenses	168,060	95.0%	185,197	102.6%	163,809	100.4%

Income (loss) from operations	8,948	5.0%	(4,642)	(2.6)%	(491)	(0.4)%
Other income:
Interest income, net	775	0.4%	507	0.3%	1,089	0.7%
Loss on marketable investments	(450)	(0.3)%	—	0.0%	—	0.0%

Income (loss) before income taxes	9,273	5.1%	(4,135)	(2.3)%	598	0.3%
Income tax expense (benefit)	278	0.2%	913	0.5%	(6)	(0.0)%

Net income (loss)	$8,995	4.9%	$(5,048)	(2.8)%	$604	0.3%

Comparison of 2007 to 2006

Overview. We reported net income of $9.0 million in 2007 compared to a net loss of $5.0 million in 2006. The primary reason for the improvement resulted from changes in the composition of our revenues. The Hackett Group revenue increased 19% in 2007 compared to 2006, but was offset by a decrease in our Hackett Technology Solutions group revenue of 24%. However, gross margins grew 4% overall in 2007 compared to 2006 as The Hackett Group had gross margins of 46% while Hackett Technology Solutions had gross margins of 27%. Additionally, net income of $9.0 million in 2007 included a $2.6 million recovery from our former United Kingdom (UK) disbursement agent which is included in the loss (collections) from misappropriation, net. The loss (collections) from misappropriation, net in 2007 and 2006 related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue that were misappropriated by our former UK disbursement agent, all of which were collected from the disbursement agent in 2007.

Our net loss of $5.0 million in 2006 included restructuring costs of $6.3 million, non-cash stock compensation expense of $4.1 million and a loss (collections) from misappropriation, net of $341 thousand. The $6.3 million of restructuring costs in 2006 related to $2.8 million for the consolidation of additional facilities and related exit costs, primarily as a result of the acquisition of REL Consultancy Group (“REL”) in November 2005, and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions.

Revenues. Revenues decreased 2% to $177.0 million in 2007 from $180.6 million in 2006. The following table summarizes gross revenue by group:

	Year Ended
	December 28, 2007	December 29, 2006
The Hackett Group:
Benchmarking and Business Transformation	$95,094	$80,950
Executive Advisory Programs	15,187	11,879

Total The Hackett Group	110,281	92,829
Hackett Technology Solutions	66,727	87,726

Total Revenues	$177,008	$180,555

The Hackett Group revenues increased 19%, or $17.5 million, to $110.3 million in 2007 compared to $92.8 million in 2006. This growth was primarily attributable to a 17%, or $14.1 million, increase in our Benchmarking and Business Transformation group and a 28%, or $3.3 million, increase in our Executive Advisory Programs from 2006. The increase in The Hackett Group revenues was mostly a result of a change in our go-to-market strategy beginning in early 2007 in which we emphasize customer relationship optimization across all The Hackett Group offerings. Additionally, The Hackett Group realized strong growth in Europe with a 62% increase in revenues in 2007 compared to 2006.

The revenue increases in The Hackett Group were offset by revenue decreases in our Hackett Technology Solutions group of 24%, or $21.0 million, to $66.7 million in 2007 compared to $87.7 million in 2006. These decreases in revenues in Hackett Technology Solutions were primarily due to the de-emphasis of application staff augmentation work at the end of 2006 and lower revenues from our Oracle and Hyperion groups.

This change in revenue composition has resulted in a favorable impact to net income, as The Hackett Group revenues realized a 46% gross margin for the year ended December 28, 2007, compared to the Hackett Technology Solutions group which realized a 27% gross margin for the same period.

Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2007 and 2006. In fiscal years 2007 and 2006, no customer had revenues equal to or greater than 5% of total revenues.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 6% to $89.0 million in 2007 from $94.7 million in 2006. This decrease was primarily attributable to a decrease in our Hackett Technology Solution’s group headcount as a result of our de-emphasis of application staff augmentation work at the end of 2006. Cost of service as a percentage of revenue was 61% in 2007 compared to 63% in 2006.

Selling, General and Administrative. Selling, general and administrative expenses decreased 3% to $63.6 million in 2007 from $65.5 million in 2006, due to lower intangible asset amortization expense of $1.3 million as assets are reaching full amortization. Selling, general and administrative expenses as a percentage of revenues were comparable at 36% in 2007 and 2006.

Restructuring Costs. Restructuring costs were $6.3 million in 2006. The restructuring costs recorded in 2006 were comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifts to a proprietary best practice and intellectual capital and strategic advisory services firm. We did not record any restructuring costs in 2007.

Loss (Collections) From Misappropriation, net. The collections of $2.6 million from the misappropriation in 2007 and loss of $341 thousand from the misappropriation in 2006 related to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, we learned of a misappropriation by our former disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006.

The Company and its former disbursement agent agreed to settlement terms that resulted in an initial cash payment to the Company in January 2007 of $350 thousand and the final cash payment of $2.2 million in October 2007. The collections were accounted for as income in the period collected.

Loss on Marketable Investments. As of December 28, 2007 we had an investment in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 10, 2007, we were notified by the financial institution that the Portfolio was closing and being liquidated and all redemptions would be suspended.

Based on the Portfolio information available to us, the market outlook and the expected timing of the remaining redemptions, we estimated the fair value of the remaining Portfolio shares to be $0.94 per share (par value representing $1.00) and as such, recorded a loss on the marketable investments of $450 thousand.

Income Taxes. In 2007, we recorded income tax expense of $278 thousand, which represented an effective tax rate of 3.0% of our income before income tax. In 2006, we recorded income tax expense of $913 thousand, which represented an effective tax rate of 22.2% of our loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward for the first six months of 2006. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We have approximately $65.1 million of U.S. federal net operating loss carryforwards as of December 28, 2007, most of which will expire in 2022 if not utilized. A full valuation allowance has been provided for all net operating loss carryforwards. Additionally, at December 28, 2007, we had approximately $11.9 million of foreign net operating loss carryforwards, of which $5.4 million related to operations in the UK. Most of the foreign net operating losses can be carried forward indefinitely.

Comparison of 2006 to 2005

Overview. We reported a net loss of $5.0 million in 2006 compared to net income of $604 thousand in 2005. Our net loss of $5.0 million in 2006 included restructuring costs of $6.3 million, non-cash stock compensation expense of $4.1 million, and $341 thousand of loss from the misappropriation. Non-cash compensation expense of $1.1 million and $3.0 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2006 relate to $2.8 million for the consolidation of additional facilities and related exit costs, primarily as a result of the acquisition of REL in November 2005, and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities.

Our net income of $604 thousand in 2005 included restructuring costs of $2.9 million, non-cash stock compensation expense of $3.4 million and $1.0 million of loss from misappropriation. In 2005, non-cash compensation expense of $850 thousand and $2.5 million is included in cost of service before reimbursable expenses and selling, general and administrative expenses, respectively, in our consolidated statement of operations. The restructuring costs in 2005 related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previous restructuring charges and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities.

Revenues. Revenues increased 11% to $180.6 million in 2006 from $163.3 million in 2005. The increase in revenues was primarily attributable to revenue of $20.1 million relating to REL, which was acquired on November 29, 2005, increased revenue from our Executive Advisory Program group sales and related business transformation services and increased revenue from our Hyperion implementation practice. These impacts were partially offset by a decline in ERP and custom business intelligence revenues due to our continued de-emphasis of application staff augmentation work and increased price competition from offshore suppliers.

Reimbursements as a percentage of revenues were comparable at 10% during fiscal years 2006 and 2005. In fiscal year 2006, no customer had revenues equal to or greater than 5% of total revenues. In fiscal year 2005, one customer had revenues equal to 5% of total revenues.

Cost of Service. Cost of service before reimbursable expenses increased 12% to $94.7 million in 2006 from $84.9 million in 2005. This increase was primarily attributable to an increase in the average number of billable consultants as a result of the REL acquisition in November 2005, offset by a reduction in headcount in the Hackett Technology Solutions group. Cost of service as a percentage of revenue was comparable at 63% and 62% in 2006 and 2005, respectively.

Selling, General and Administrative. Selling, general and administrative expenses increased 12% to $65.5 million in 2006 from $58.3 million in 2005. The overall increase in selling, general and administrative expenses was primarily attributable to the acquisition of REL in November 2005. Selling, general and administrative expenses as a percentage of revenues were comparable at 36% in 2006 and 2005.

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

Loss (Collections) From Misappropriation, net. The loss from misappropriation of $341 thousand in 2006 and $1.0 million in 2005 related to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by our former UK disbursement agent which relates to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006.

Income Taxes. In 2006, we recorded income tax expense of $913 thousand, which represented an effective tax rate of 22.2% of our loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward for the first six months of 2006. In 2005, we recorded an income tax benefit of $6 thousand, which represented an effective tax rate of 1.0% of our income before income taxes. The 2005 tax benefit was comprised of a $0.2 million tax benefit related primarily to REL post acquisition losses in the U.S., partially offset by $0.2 million of income tax expense for certain state and foreign taxes related to non REL entities. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We had approximately $69.9 million of U.S. federal net operating loss carryforwards as of December 29, 2006. A full valuation allowance has been provided for all net operating loss carryforwards.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At December 28, 2007, we had $20.1 million of cash and cash equivalents compared to $8.8 million at December 29, 2006. We had $600 thousand at December 28, 2007 and December 29, 2006, on deposit with a financial institution as collateral for letters of credit and have classified this deposit as restricted cash on the accompanying consolidated balance sheets. At December 28, 2007 and December 29, 2006, we had $7.0 million and $10.8 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was reclassified to marketable investments in the current and prior periods from cash and cash equivalents due to the liquidation of the Portfolio and suspension of all redemptions (see Note 4 in the consolidated financial statements for further detail).

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006
Cash flows provided by operating activities	$21,557	$6,810

Cash flows used in investing activities	$(616)	$(5,483)

Cash flows used in financing activities	$(9,694)	$(6,270)

Net cash provided by operating activities was $21.6 million in 2007 compared to $6.8 million in 2006. During 2007, net cash provided by operating activities was primarily attributable to net income of $9.0 million, including $2.6 million recovery from the misappropriation and a decrease of $6.2 million in accounts receivable and unbilled revenue resulting in a decrease in Days Sales Outstanding of 25 days to 60 days at December 28, 2007 as compared to December 29, 2006. During 2006, net cash provided by operating activities was primarily attributable to a decrease of $5.7 million in accounts receivable and unbilled revenue and a decrease of $2.1 million in prepaid expenses and other assets, partially offset by a decrease of $5.1 million in accounts payable and accrued expenses.

Net cash used in investing activities was $616 thousand in 2007 compared to $5.5 million in 2006. During 2007, net cash used in investing activities was primarily attributable to $2.6 million of purchases related to computer software and equipment and the build-out of new office space in the UK and the final payment of our purchase price on the REL acquisition of $1.3 million. These uses of cash were mostly offset by net redemptions of marketable investments of $3.3 million. During 2006, net cash used in investing activities was primarily attributable to $3.4 million of net redemption of marketable investments and a $3.7 million decrease in restricted cash, partially offset by $2.1 million of purchases of property and equipment and $10.5 million in cash used in the acquisition of businesses.

Net cash used in financing activities was $9.7 million in 2007 compared to $6.3 million in 2006. During 2007, the cash used in financing activities was primarily attributable to the repurchase of 2.7 million shares of our common stock for $10.1 million, partially offset by $379 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan. During 2006, the cash used in financing activities was primarily attributable to the repayment of the $3.7 million Employee Benefit Trust loan acquired as part of the acquisition of REL, $1.7 million for the repurchase of our common stock, $1.0 million for the repayment of bank overdrafts, and $733 thousand for payment of employee withholding tax related to vesting of restricted stock units. These uses were partially offset by $907 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. In 2003, 2004, 2005 and 2007, our Board of Directors approved the repurchase of an additional aggregate $35.0 million of our common stock, thereby increasing the total program size to $40.0 million. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 28, 2007, we had repurchased 9,882,781 shares of our common stock at an average price of $3.43 per share. We hold repurchased shares of our common stock as treasury stock on our consolidated balance sheet. Subsequent to December 28, 2007, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total approval for repurchase to $45.0 million.

In November 2005, we purchased REL and under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, $6.9 million of deferred consideration was paid. In 2007, $1.3 million was paid to the stockholders for final payment of the purchase price. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

In May 2004, we purchased the U.S. and India operations of EZCommerce Global Solutions, Inc., a business specializing in the dual-shore implementation of primarily SAP and, to a lesser extent, Oracle software. The purchase price for this acquisition was $9.0 million in cash, which included $3.0 million of deferred payments payable in equal installments on the first and second anniversary of the purchase. The first installment of the deferred payments was paid in 2005.

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

There were no material capital commitments at December 28, 2007. The following summarizes our lease commitments under non-cancelable operating leases for premises having a remaining term in excess of one year at December 28, 2007 (in thousands):

Less than 1 year	$3,494
1-3 years	6,786
4-5 years	2,201
After 5 years	1,435

$13,916

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 28, 2007.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. This standard is effective for our fiscal year beginning December 29, 2007 and do not expect that the implementation will have a material impact on our results of operations, financial position, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for our fiscal year beginning December 29, 2007; however, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities until January 1, 2009. We do not expect that the implementation of this statement will have a material impact on our results of operations, financial position, or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 28, 2007, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment portfolio. At December 28, 2007, we had $7.0 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes an estimated realized loss of $450 thousand in 2007. Based on the market outlook and information relating to the Portfolio there may be further declines in the fair value of the Portfolio. To the extent we determine there is a further decline in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment (see Note 4 in the consolidated financial statements for further detail).

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

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A, “Risk Factors” in Part I.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Certified Public Accounting Firm	30

Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006	31

Consolidated Statements of Operations for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005	32

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005	33

Consolidated Statements of Cash Flows for the Years Ended December 28, 2007, December 29, 2006 and December 30, 2005	34

Notes to Consolidated Financial Statements	35

Schedule II - Valuation and Qualifying Accounts and Reserves	59

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (formerly Answerthink, Inc., prior to January 1, 2008) as of December 28, 2007 and December 29, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 28, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the year ended December 29, 2006, the Company changed the manner in which it accounts for share-based compensation. As discussed in Note 11 to the consolidated financial statements, in the year ended December 28, 2007, the Company changed the manner in which it accounts for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.’s internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 10, 2008

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$20,061	$8,832
Marketable investments	7,032	10,753
Accounts receivable and unbilled revenue, net of allowance of $1,484 and $1,851 at December 28, 2007 and December 29, 2006, respectively	29,735	35,818
Prepaid expenses and other current assets	1,586	1,558

Total current assets	58,414	56,961
Restricted cash	600	600
Property and equipment, net	5,709	5,183
Other assets	2,434	3,870
Goodwill, net	68,302	66,652

Total assets	$135,459	$133,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,970	$5,427
Accrued expenses and other liabilities	29,047	24,773

Total current liabilities	33,017	30,200
Accrued expenses and other liabilities, non-current	3,623	4,611

Total liabilities	36,640	34,811

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 42,879,446 and 44,659,255 shares issued and outstanding at December 28, 2007 and December 29, 2006, respectively	53	52
Additional paid-in capital	281,627	279,621
Treasury stock, at cost, 9,882,781 and 7,157,655 shares at December 28, 2007 and December 29, 2006, respectively	(33,940)	(23,867)
Accumulated deficit	(150,189)	(158,703)
Accumulated other comprehensive income	1,268	1,352

Total shareholders’ equity	98,819	98,455

Total liabilities and shareholders’ equity	$135,459	$133,266

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Revenues:
Revenues before reimbursements	$158,973	$162,167	$146,693
Reimbursements	18,035	18,388	16,625

Total revenues	177,008	180,555	163,318
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,146, $1,086 and $850 of stock compensation expense in 2007, 2006 and 2005, respectively)	88,964	94,656	84,921
Reimbursable expenses	18,035	18,388	16,625

Total cost of service	106,999	113,044	101,546
Selling, general and administrative costs (includes $2,866, $3,013 and $2,542 of stock compensation expense in 2007, 2006 and 2005, respectively)	63,635	65,499	58,303
Restructuring costs	—	6,313	2,923
Loss (collections) from misappropriation, net	(2,574)	341	1,037

Total costs and operating expenses	168,060	185,197	163,809

Income (loss) from operations	8,948	(4,642)	(491)

Other income (expense):
Interest income	869	673	1,168
Interest expense	(94)	(166)	(79)
Loss on marketable investments	(450)	—	—

Income (loss) before income taxes	9,273	(4,135)	598
Income tax expense (benefit)	278	913	(6)

Net income (loss)	$8,995	$(5,048)	$604

Basic net income (loss) per common share:
Net income (loss) per common share	$0.20	$(0.11)	$0.01
Weighted average common shares outstanding	44,127	44,653	43,575

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.20	$(0.11)	$0.01
Weighted average common and common equivalent shares outstanding	44,978	44,653	45,302

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(LOSS)

(in thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock		Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance at December 31, 2004	48,969	$49	$277,356	(5,527)	$(18,178)	$(6,011)	$(154,259)	$(47)	$98,910
Issuance of common stock	2,051	2	269	—	—	—	—	—	271
Treasury stock purchased	—	—	—	(1,007)	(3,941)	—	—	—	(3,941)
Issuance of restricted stock units, net of cancellations	—	—	5,135	—	—	(5,135)	—	—	—
Amortization of restricted stock units	—	—	(11)	—	—	3,143	—	—	3,132
Net income	—	—	—	—	—	—	604	—	604	$604
Foreign currency translation	—	—	—	—	—	—	—	63	63	63

Total comprehensive income	—	—	—	—	—	—	—	—	—	$667

Balance at December 30, 2005	51,020	$51	$282,749	(6,534)	$(22,119)	$(8,003)	$(153,655)	$16	$99,039
Reclassification upon implementation of SFAS No. 123R	—	—	(8,003)	—	—	8,003	—	—	—
Issuance of common stock	797	1	173	—	—	—	—	—	174
Treasury stock purchased	—	—	—	(624)	(1,748)	—	—	—	(1,748)
Issuance of restricted stock units, net of cancellations	—	—	375	—	—	—	—	—	375
Stock compensation expense under SFAS No. 123R	—	—	486	—	—	—	—	—	486
Amortization of restricted stock units	—	—	3,841	—	—	—	—	—	3,841
Net loss	—	—	—	—	—	—	(5,048)	—	(5,048)	$(5,048)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	98	98	98
Foreign currency translation	—	—	—	—	—	—	—	1,238	1,238	1,238

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	$(3,712)

Balance at December 29, 2006	51,817	$52	$279,621	(7,158)	$(23,867)	$—	$(158,703)	$1,352	$98,455
Issuance of common stock	945	1	—	—	—	—	—	—	1
Treasury stock purchased			—	(2,725)	(10,073)	—	—		(10,073)
Issuance of restricted stock units, net of cancellations	—	—	(1,467)	—	—	—	—	—	(1,467)
Stock compensation expense under SFAS No. 123R	—	—	204	—	—	—	—	—	204
Adoption of FIN No. 48	—	—	—	—	—	—	(481)	—	(481)
Amortization of restricted stock units	—	—	3,269	—	—	—	—	—	3,269
Net income	—	—	—	—	—	—	8,995	—	8,995	$8,995
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	5	5	5
Foreign currency translation						—	—	(89)	(89)	(89)

Total comprehensive income	—	—	—	—	—	—	—	—	—	$8,911

Balance at December 28, 2007	52,762	$53	$281,627	(9,883)	$(33,940)	$—	$(150,189)	$1,268	$98,819

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Net income (loss)	$8,995	$(5,048)	$604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of leasehold improvements	—	719	—
Depreciation expense	2,094	2,536	3,069
Amortization expense	1,351	2,632	1,801
Provision (recovery) for doubtful accounts	(276)	413	797
Loss (gain) on foreign currency translation	(292)	(1,143)	438
Non-cash stock compensation expense	4,012	4,099	3,392
Gain on sale of property and equipment	(68)	(27)	—
Loss on marketable investments	450	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable and unbilled revenue	6,212	5,697	(7,572)
Decrease (increase) in prepaid expenses and other assets	85	2,056	(88)
Increase (decrease) in accounts payable	(1,457)	(891)	986
Increase (decrease) in accrued expenses and other liabilities	451	(4,233)	2,289

Net cash provided by operating activities	21,557	6,810	5,716

Cash flows from investing activities:
Purchases of property and equipment	(2,620)	(2,134)	(1,762)
Proceeds from sales of property and equipment	19	29	—
Decrease in restricted cash	—	3,657	2,400
Purchases of marketable investments	(6,970)	(17,554)	(63,900)
Proceeds from sales, calls, maturities and redemptions of marketable investments	10,231	21,000	87,263
Cash used in acquisition of businesses, net of cash acquired	(1,276)	(10,481)	(23,256)

Net cash provided by (used in) investing activities	(616)	(5,483)	745

Cash flows from financing activities:
Proceeds from (repayments of) borrowings	—	(1,039)	162
Repayments of loans payable	—	(3,657)	(368)
Proceeds from issuance of common stock	379	907	1,704
Payment of employee withholding tax related to restricted stock units	—	(733)	(1,432)
Repurchases of common stock	(10,073)	(1,748)	(3,941)

Net cash used in financing activities	(9,694)	(6,270)	(3,875)

Effect of exchange rate on cash	(18)	(130)	(10)
Net increase (decrease) in cash and cash equivalents	11,229	(5,073)	2,576
Cash and cash equivalents at beginning of year	8,832	13,905	11,329

Cash and cash equivalents at end of year	$20,061	$8,832	$13,905

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$39	$16
Cash paid for income taxes	$186	$176	$401

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

On December 21, 2007 the shareholders of Answerthink, Inc. (“Answerthink”) approved an amendment to Answerthink’s Articles of Incorporation, officially changing the name of the organization to The Hackett Group, Inc. (“Hackett,” or the “Company”) effective January 1, 2008. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. Hackett’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities in accordance with Accounting Research bulletin (“ARB”) No. 51, Consolidated Financial Statements, Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries – an amendment of ARB No. 51, with related amendments of Accounting Principles Board (“APB”) Opinion No. 18 and ARB No. 43, Chapter 12, and the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31st. Fiscal years 2007, 2006, and 2005 ended on December 28, 2007, December 29, 2006 and December 30, 2005, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less when purchased to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximate fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments. Restricted cash in 2007 and 2006 primarily related to a letter of credit to secure the Company’s obligations in various operating leases.

Marketable Investments

Marketable investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. At December 28, 2007, December 29, 2006 and December 30, 2005 all of the Company’s marketable securities were available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and are accumulated as a separate component of shareholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of a loss in other income (expense). For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification. Interest on marketable investments is recognized when earned and is reported as a component of interest income in the accompanying consolidated statements of operations.

As of December 28, 2007 and December 29, 2006, the Company had $7.0 million and $10.8 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Since the Company’s initial participation in 2003, the Portfolio had been categorized as cash and cash equivalents on the consolidated balance sheets. On December 7, 2007, the Portfolio was closed for redemptions and to new investors and is currently under liquidation. As a result, the Company reclassified the current and prior period balances to marketable investments on the accompanying consolidated balance sheets.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Based on Portfolio information available to the Company, the market outlook and the expected timing of the remaining redemptions, the Company estimated the fair value of the remaining Portfolio shares to be $0.94 per share (par value representing $1.00) and as such, recorded a realized loss on the marketable investments of $450 thousand in 2007.

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectibility of the accounts receivables. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Long-Lived Assets (excluding Goodwill)

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

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

Goodwill is tested at least annually for impairment and other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restricted covenants related to employment agreements, customer backlog and trademarks that are amortized, on a straight-line basis, over periods of up to five years. Goodwill is tested for impairment at the reporting unit level at least annually utilizing a “fair value” methodology. The Company evaluates

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

the fair values of its reporting units utilizing various techniques. The reporting units consist of The Hackett Group and Hackett Technology Solutions. In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best estimates, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2007, 2006 and 2005 and determined that goodwill was not impaired.

Revenue Recognition

The Company principally derives revenues from fees for services generated on a project-by-project basis which are recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and are recognized net of sales tax. Revenues for services rendered are recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenues for time and materials contracts are recognized based on the number of hours worked by the Company’s consultants at an agreed upon rate per hour and are recognized in the period in which services are performed.

Revenues related to fixed-fee or capped-fee contracts are recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the Company’s original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the Company’s project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects and any revisions in these estimates are reflected in the period in which they become known. Additionally the Company earns revenues from the sale of software, software licenses and maintenance contracts.

Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Additionally, the Company earns revenue from the sale of software, software licenses and maintenance contracts which is recognized in accordance with SOP No. 97-2, Software Revenue Recognition. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

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

The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow the Company’s clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with clients that limit the Company’s right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board FASB issued SFAS No. 123R, Share-Based Payment. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the years ended December 28, 2007 and December 29, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective-transition method, results from prior periods have not been restated.

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

In November 2005, the FASB issued Staff Position (“FSP”) No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This pronouncement provides an alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has elected to adopt the alternative transition method.

As a result of adopting SFAS No. 123R, the charge to net earnings for the years ended December 28, 2007 and December 29, 2006 were $204 thousand and $486 thousand, respectively. The impact of adopting SFAS No. 123R on basic and diluted earnings per share for the years ended December 28, 2007 and December 29, 2006 was $0.00 and $0.01 per share, respectively.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock plans. Accordingly, no compensation expense was recognized for the issuance of stock options or shares granted through the Employee Share Purchase Plan (the “ESPP”); however, the Company recognized the full fair-value of the shares of nonvested restricted stock awards and common stock subject to vesting requirements and recorded an offsetting deferred compensation balance within equity for the unrecognized cost. SFAS No. 123R prohibits this “gross up” of shareholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity upon the effective date of the adoption of SFAS No. 123R; compensation expense is recognized over the requisite service period with an offsetting credit to equity; and the full fair-value of the share-based payment is not recognized until the instrument is vested. The adoption of SFAS No. 123R primarily resulted in the Company estimating forfeitures for all unvested common stock subject to vesting requirements and restricted stock unit awards and the recognition of compensation expense for the unvested portion of previously granted stock options.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

The following table illustrates the effect on net earnings and earnings per share for the year ended December 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to stock option awards granted under the Company’s stock-based compensation plans. The assumptions underlying the fair value calculations of the stock option grants are presented in Note 12. Had the Company adopted SFAS No. 123 in accounting for its stock option plans, the Company’s consolidated net income and net income per share for the year ended December 30, 2005 would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per share data):

Net income, as reported	$604
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,392
Deduct: Total stock-based employee pro forma compensation expense determined under fair value based method for all awards, net of related tax effects	(5,195)

Pro forma net loss	$(1,199)

Basic net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.03)
Diluted net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.03)

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

Effective December 30, 2006, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports penalties and tax-related interest expense as a component of income tax expense (see Note 11).

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

The following table reconciles basic and dilutive weighted average shares:

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Basic weighted average common shares outstanding	44,126,720	44,652,893	43,574,815
Effect of dilutive securities:
Unvested restricted stock units issued to employees	768,007	—	1,506,707
Common stock issuable upon the exercise of stock options	83,146	—	220,832

Dilutive weighted average common shares outstanding	44,977,873	44,652,893	45,302,354

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	1,171,208	—
Common stock issuable upon the exercise of stock options	—	177,142	—

	—	46,001,243	—

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable, loan payable and accrued expenses and other liabilities.

At December 28, 2007, the Company had $7.0 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007 and is currently under liquidation. The Company recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes an estimated realized loss of $450 thousand in 2007.

As of December 28, 2007 and December 29, 2006 the fair value of all financial instruments approximated their carrying value.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal years 2007 and 2006, no customer accounted for more than 4% of total revenues. In fiscal year 2005, one customer had revenues that accounted for approximately 5% of total revenues.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presenting comprehensive income (loss) and its components in a full set of financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, and cumulative currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The assets and liabilities held by the Company’s foreign entities with a functional currency other than the U.S. Dollar are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenues and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net income (loss).

Segment Reporting

The Company reports business segment information under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with this standard, the Company engages in business activities in one operating segment, which provides business and technology consulting services.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Under the new standard, noncontrolling interests are to be treated as a separate component of stockholders’ equity, not as a liability or other item outside of stockholders’ equity. This standard also requires that increases and decreases in the noncontrolling ownership be accounted for as equity transactions. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard permits entities to choose to measure many financial instruments and certain other items at fair value. This standard is effective for the Company’s fiscal year beginning December 29, 2007 and the Company does not expect that the implementation will have a material impact on its results of operations, financial position, or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for the Company’s fiscal year beginning

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

December 29, 2007; however, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities until January 1, 2009. The Company does not expect that the implementation of this statement will have a material impact on its results of operations, financial position, or liquidity.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

2. Acquisitions and Investing Activities

During the year ended December 30, 2005, the Company completed the acquisition of two businesses which provide information technology services (collectively, the “Acquired Entities”). Aggregate consideration for the Acquired Entities was $35.0 million. This amount has been allocated, on an entity-by-entity basis, to the assets acquired and liabilities assumed based on their respective fair values on the dates of acquisition.

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	2007	2006	2005
Fair value of net assets (excluding cash) acquired	$—	$—	$(4,146)
Goodwill	1,276	2,050	27,690
Intangible assets	—	—	5,332
Deferred payment accrued	—	—	(7,120)
Deferred payment paid	—	8,431	1,500

Cash used in acquisition of businesses, net of cash acquired	$1,276	$10,481	$23,256

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

In November 2005, the Company purchased REL, a privately-held UK company that provides working capital management advisory services primarily in Europe and the U.S. Under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, $6.9 million of deferred consideration was paid and during 2007, $1.3 million was paid to the stockholders for final payment of the purchase price. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

In connection with the acquisition, the Company recorded liabilities of $2.6 million for termination obligations, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $1.4 million of employee separation costs and $1.2 million related to the closure of redundant REL real estate facilities. The majority of these obligations were paid during 2006.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Investing Activities (continued)

The following unaudited pro forma consolidated information for the year ended December 30, 2005 is provided for the REL acquisition assuming it occurred as of January 1, 2005 (in thousands, except per share amounts):

2005
Total revenues	$200,075
Net loss	$(3,768)
Basic and diluted net loss per share	$(0.09)

As of December 28, 2007, all deferred payments and consideration related to acquisitions have been settled.

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

The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of December 28, 2007 and December 29, 2006, intangible assets totaled $2.2 million and $3.5 million, respectively, which is net of accumulated amortization of $8.6 million and $7.5 million, respectively. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 5 years. Amortization expense for such intangible assets was $1.4 million, $2.6 million and $1.8 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

All of the Company’s intangible assets are expected to be fully depreciated by the end of 2010. The estimated future amortization expense of intangible assets as of December 28, 2007 is as follows (in thousands): $762 thousand in 2008, $752 thousand in 2009 and $690 thousand in 2010.

3. Loss (Collections) from Misappropriation, net

As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006 to make payroll, payroll tax and vendor disbursements for our UK operations. The Company initiated a review of the matter, and concluded that the total loss resulting from the misappropriation was $2.2 million (at historical foreign currency exchange rates), of which $1.9 million related to 2005, 2004 and 2003. The total loss was comprised of payroll taxes that were not disbursed to the United Kingdom Inland Revenue of $1.8 million, interest owing on past due payroll tax amounts of $0.1 million, and the write-off of funds owed back to the Company from the agent of $0.3 million.

The Company and its former disbursement agent agreed to settlement terms that resulted in an initial cash payment to the Company in January 2007 of $350 thousand and the final cash payment of $2.2 million (using foreign currency exchange rate at December 28, 2007) in October 2007. The collections were accounted for as income in the period collected.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Marketable Investments

As of December 28, 2007 and December 29, 2006, the Company had $7.0 million and $10.8 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Since the Company’s initial participation in 2003, the Portfolio had been categorized as cash and cash equivalents on the consolidated balance sheets. On December 7, 2007, the Portfolio was closed for redemptions and to new investors and is currently under liquidation. As a result, the Company reclassified the current and prior period balances to marketable investments on the accompanying consolidated balance sheets.

As of December 28, 2007, the Company had received a redemption from the Portfolio of 740 thousand shares, or 9% of its investment, for $731 thousand, or a par value of $0.99 per share (par value representing $1.00), from which the Company recorded a realized loss of $9 thousand. Subsequent to year-end, the Company received a redemption from the Portfolio of 2.5 million shares, or 31% of its investment, for $2.5 million or a par value of $0.99 per share. The Portfolio is continuing to accrue and pay interest which the Company is recording as income only after the interest is received.

Based on Portfolio information available to the Company, the market outlook and the expected timing of the remaining redemptions, the Company estimated the fair value of the remaining Portfolio shares to be $0.94 per share (par value representing $1.00) and as such, recorded a realized loss on the marketable investments of $450 thousand in 2007.

As of December 28, 2007 and December 29, 2006, the Company’s marketable investments did not have any gross unrealized gains or losses.

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consists of the following (in thousands):

	December 28, 2007	December 29, 2006
Accounts receivable	$31,076	$32,974
Unbilled revenue	143	4,695
Allowance for doubtful accounts	(1,484)	(1,851)

	$29,735	$35,818

Unbilled revenue represents revenue for services performed that have not been invoiced, offset by uncollected advanced billings.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 28, 2007	December 29, 2006
Equipment	$10,829	$10,160
Software	8,172	7,425
Leasehold improvements	1,726	1,716
Furniture and fixtures	697	1,076
Automobile	40	35

	21,464	20,412
Less accumulated depreciation	(15,755)	(15,229)

	$5,709	$5,183

Depreciation expense for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was $2.1 million, $2.5 million and $3.1 million, respectively, and is included in selling, general and administrative costs on the accompanying consolidated statements of operations.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 28, 2007	December 29, 2006
Accrued compensation and benefits	$2,838	$3,110
Accrued bonuses	5,195	2,496
Accrued restructuring related expenses	2,273	2,655
Deferred revenue	10,487	9,498
Accrued sales, use, franchise and VAT tax	2,711	1,677
Other accrued expenses	5,543	5,139
Acquisition related deferred payments	—	198

Current accrued expenses and other liabilities	$29,047	$24,773

Accrued restructuring related expenses—non-current	3,414	4,611
Other accrued expenses—non-current	209	—

Non-current accrued expenses and other liabilities	3,623	4,611

Total accrued expenses and other liabilities	$32,670	$29,384

8. Loan Payable

At December 28, 2007 and December 29, 2006, the Company did not have any outstanding loans. At December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as short term borrowings. The loan was secured by $3.7 million of cash and was classified as current restricted cash. This bank loan carried interest on the balance, net of restricted cash, of 2% over National Westminster Bank’s base rate, which was 4.5% at December 30, 2005. The loan was repaid in March 2006.

9. Letters of Credit

At December 28, 2007 and December 29, 2006, the Company had outstanding letters of credit of $600 thousand to secure the Company’s obligations on various operating leases. The Company had $600 thousand deposited at December 28, 2007 and December 29, 2006 with a financial institution as collateral for these letters of credit and has classified this deposit as restricted cash on the accompanying consolidated balance sheets.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2016. Rent expense, net of subleases for the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was $1.5 million, $1.3 million and $2.0 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases for premises having a remaining term in excess of one year at December 28, 2007 are as follows (in thousands):

	Rental Payments	Sublease Receipts
2008	$3,494	$1,262
2009	3,557	1,275
2010	3,229	1,219
2011	1,817	721
Thereafter	1,819	—

Total	$13,916	$4,477

11. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2003. All significant state, local and foreign matters have been concluded for years through 2003.

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Domestic	$3,215	$3,194	$3,259
Foreign	6,058	(7,329)	(2,661)

Income (loss) before income taxes	$9,273	$(4,135)	$598

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

The components of income tax expense (benefit) are as follows (in thousands):

	December 28, 2007	December 29, 2006	December 30, 2005
Current tax expense (benefit):
Federal	$123	$588	$(204)
State	131	291	110
Foreign	24	34	88

	278	913	(6)
Deferred tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income tax expense (benefit)	$278	$913	$(6)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
U.S statutory income tax (benefit) rate	35.0%	(35.0)%	35.0%
Sate income taxes, net of federal income tax benefit	0.9	4.6	11.9
Valuation allowance (reduction)	(66.9)	20.9	(124.2)
Meals and entertainment	2.0	5.0	41.2
Intangible amortization	5.0	16.0	11.8
Foreign exchange loss (gain)	7.4	(3.9)	—
Section 162(m)	9.7	5.9	—
Other, net	9.9	8.7	23.3

Effective tax rate	3.0%	22.2%	(1.0)%

The recognition of the $378 thousand of FIN No. 48 tax liabilities would have an impact on the effective tax rate.

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	December 28, 2007	December 29, 2006
Deferred income tax assets:
Purchased research and development	$500	$606
Allowance for doubtful accounts	586	711
Net operating loss and tax credits carryforward	30,450	34,922
Accrued expenses and other liabilities	5,279	6,949

	36,815	43,188
Valuation allowance	(31,554)	(38,059)

	5,261	5,129
Deferred income tax liabilities:
Depreciation and amortization	(4,860)	(4,188)
Other items	(401)	(941)

	(5,261)	(5,129)

Net deferred income tax asset (liability)	$—	$—

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

At December 28, 2007, the Company had $65.1 million, of U.S. federal net operating loss carryforwards available for tax purposes, most of which expire in 2022 if not utilized. Additionally, at December 28, 2007, the Company had approximately $11.9 million of foreign net operating loss carryforwards, of which $5.4 million related to operations in the UK. Most of the foreign net operating losses may be carried forward indefinitely.

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. As a result, the Company claimed a worthless stock deduction for its investment in its 2002 tax return from which it was determined by the Internal Revenue Service that the Company was entitled to a worthless stock deduction of $77.3 million.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At December 28, 2007 and December 29, 2006, the Company had established a valuation allowance of $31.6 million and $38.1 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of December 28, 2007 and December 29, 2006, the total amount of accrued income tax-related interest and penalties was $241 thousand and $263 thousand, respectively.

Effective December 30, 2006, the Company adopted FIN No. 48. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As a result of the implementation of FIN No. 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN No. 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, on December 30, 2006, the Company adjusted the estimated value of its uncertain tax positions by recognizing additional liabilities totaling $481 thousand through a charge to retained earnings, which primarily related to potential state and federal tax exposure. The $481 thousand liability included $311 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of accrued expenses and other liabilities in the balance sheet as of December 30, 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The following table set forth the detail and activity of the FIN No. 48 liability during the twelve months ended December 28, 2007 (in thousands):

Balance at December 30, 2006	$481
Additions for tax positions of prior years	12
Reductions due to lapse of applicable statue of limitations	(115)

Balance at December 28, 2007	$378

The $378 thousand FIN No. 48 liability included $209 thousand, which was not expected to be paid within one year, and as such was classified as a non-current liability and included in the non-current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheet as of December 28, 2007.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. On December 31, 2005, the Company adopted the provisions of SFAS No. 123R using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the years ended December 28, 2007 and December 29, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified-prospective-transition method, results from prior periods have not been restated.

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

As a result of adopting SFAS No. 123R, the charges to net earnings for the years ended December 28, 2007 and December 29, 2006 were $204 thousand and $486 thousand, respectively. The impact of adopting SFAS No. 123R on basic and diluted earnings per share for the years ended December 28, 2007 and December 29, 2006 was $0.00 per share and $0.01 per share, respectively.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock plans. Accordingly, no compensation expense was recognized for the issuance of stock options or shares granted through the Employee Share Purchase Plan (the “ESPP”); however, the Company recognized the full fair-value of the shares of nonvested restricted stock awards and common stock subject to vesting requirements and recorded an offsetting deferred compensation balance within equity for the unrecognized cost. SFAS No. 123R prohibits this “gross up” of shareholders’ equity. As a result, the Company reclassified the unearned compensation balance into equity upon the effective date of the adoption of SFAS No. 123R, compensation expense is recognized over the requisite service period with an offsetting credit to equity, and the full fair-value of the share-based payment is not recognized until the instrument is vested. The adoption of SFAS No. 123R primarily resulted in the Company estimating forfeitures for all unvested common stock subject to vesting requirements and restricted stock unit awards and the recognition of compensation expense for the unvested portion of previously granted stock options.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

Stock Plans

Total share based compensation included in net income for the year ended December 28, 2007 was $4.0 million. The number of shares available for future issuance under the plans at December 28, 2007 is 10,576,549 shares. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 10 years.

Stock option activity under the Company’s stock option plans as of December 28, 2007 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2006	1,999,517	$5.80
Granted	—	—
Exercised	(77,683)	2.69
Forfeited or expired	(354,236)	5.77

Outstanding at December 28, 2007	1,567,598	$5.97	$4.80	$585,738

Exercisable at December 28, 2007	1,381,790	$5.96	$4.61	$577,463

A summary of the Company’s stock option activity for the years ended December 29, 2006 and December 30, 2005 was as follows:

	December 29, 2006		December 30, 2005
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,445,321	$5.63	3,259,452	$5.68
Granted	—	—	45,000	3.96
Exercised	(141,043)	3.55	(107,649)	2.82
Forfeited or expired	(304,761)	5.39	(751,482)	6.17

Outstanding at end of year	1,999,517	$5.80	2,445,321	$5.63

Exercisable at end of year	1,547,070	$5.85	1,488,362	$5.80

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

Other information pertaining to option activity during the years ended December 28, 2007, December 29, 2006 and December 30, 2005 was as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Weighted average grant-date fair value of stock options granted	$—	$—	$2.30
Total fair value of stock options vested	$907	$1,475	$1,796
Total intrinsic value of stock options exercised	$57	$306	$127

No options were granted during the years ended December 28, 2007 and December 29, 2006.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock option awards. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimate expected life of the Company’s stock options. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The following assumptions were used by the Company to determine the fair value of stock options granted during the year ended December 30, 2005 using the Black-Scholes options-pricing model:

Expected volatility	75%
Average expected option life	4 years
Risk-free rate	3.9%
Dividend yield	0%

The following table summarizes information about the Company’s stock options outstanding at December 28, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.15 - $4.06	366,480	4.7	$2.92	351,480	$2.88
$4.07 - $8.13	1,080,020	5.1	6.09	909,212	6.07
$8.14 - $12.19	71,289	2.5	9.97	71,289	9.97
$12.20 - $16.25	7,623	2.3	14.28	7,623	14.28
$16.26 - $20.32	27,836	2.4	17.68	27,836	17.68
$20.33 - $24.38	3,350	1.1	21.98	3,350	21.98
$24.39 - $28.44	5,750	2.0	25.11	5,750	25.11
$28.45 - $36.57	5,250	2.1	32.56	5,250	32.56

	1,567,598	4.8	$5.97	1,381,790	$5.96

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

generally vest over a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the four-year requisite service period. Restricted stock unit activity for the year ended December 28, 2007 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance at December 29, 2006	2,121,527	$4.02
Granted	681,226	3.45
Vested	(1,096,627)	3.42
Forfeited	(246,353)	4.23

Nonvested balance at December 28, 2007	1,459,773	$4.20

The Company recorded stock based compensation expense of $3.5 million and $3.4 million, respectively, in 2007 and 2006, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 28, 2007, there was $3.4 million of total restricted stock unit compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.25 years.

As of July 1, 2005, the Company had 169,295 stock options which were accounted for under variable plan accounting pursuant to FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the year ended December 28, 2007, 84,569 of these vested shares were cancelled and 27,433 were exercised. Variable plan accounting resulted in a reduction of stock compensation expense of approximately $11 thousand for the year ended December 30, 2005 and no reduction of stock compensation expense was recorded for the years ended December 28, 2007 and December 29, 2006.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued in connection with an acquisition to the employees of REL. Employees of the acquired company vest in these shares over a period of four years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the year ended December 28, 2007 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant- Date Fair Value
Nonvested balance at December 29, 2006	676,695	$3.99
Granted	—	—
Vested	(213,034)	3.99
Forfeited	(250,628)	3.99

Nonvested balance at December 28, 2007	213,033	$3.99

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

The recorded compensation expense totaling $336 thousand during the year ended December 28, 2007 related to common stock subject to vesting requirements. As of December 28, 2007, there was $779 thousand of total stock based compensation expense related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.42 years.

13. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Participant account balances are used to purchase shares of stock at the lesser of 85% of the fair market value of shares on the first trading day of the six-month offering period or on the last trading day of such offering period. The aggregate fair market value, determined as of the first trading date of the offering period, as to shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2008. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. During the fourth quarter of fiscal 2005, the Board of Directors approved a change to the common stock purchase discount and approved the elimination of the related look back period. As a result, effective beginning in fiscal year 2006, shares of the Company’s common stock may be purchased by employees at six months intervals at 95% of the fair market value on the last trading day of each six month period. For plan years 2007, 2006 and 2005, 49,553 shares, 138,911 shares and 460,735 shares, respectively, were issued.

Common Stock

The delivery of 403,751 shares of the Company’s common stock, classified as issued as of December 29, 2006 in the accompanying balance sheet, was deferred by employees entitled to receive these shares in connection with the vesting of restricted stock units. The shares were delivered to the employees at the expiration of the deferral period elected by the employees or upon their termination of employment. All of these shares of common stock were issued in 2007 and no additional shares were deferred in 2007.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. In 2003, 2004, 2005 and 2007, the Board of Directors approved the repurchase of an additional $35.0 million of the Company’s common stock, thereby increasing the total program size to $40.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 28, 2007 and December 29, 2006, the Company had repurchased 9,882,781 shares and 7,157,655 shares of its common stock at an average price of $3.43 and $3.33 per share, respectively. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Subsequent to December 28, 2007, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total approval for repurchase to $45.0 million.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity (continued)

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

Equity Related Commitments

In the event of an Initial Public Offering (“IPO”) or sale of The Hackett Group and subject to meeting certain performance criteria, certain employees of The Hackett Group may elect to convert on a 1:1 to 3:1 basis, the in-the-money cash value of each of their The Hackett Group options or restricted stock units to an equivalent number of options or shares of The Hackett Group common stock at the IPO price.

14. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2007, 2006 and 2005, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005.

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

In 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. The 2004 and 2003 restructuring costs consisted of additions of $1.8 million and $3.1 million, respectively, to the 2002 restructuring accrual and $1.9 million and $1.8 million, respectively, to the 2001 restructuring accrual. Also in 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the accompanying consolidated statement of operations for year ended December 31, 2004.

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Restructuring Costs (continued)

as a result of the REL acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected times estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

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

No restructuring costs were incurred in 2007.

The following tables set forth the detail and activity in the restructuring expense accruals during the years ended December 28, 2007, December 29, 2006 and December 30, 2005 (in thousands):

2001 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 29, 2000	$—	$—	$—
Additions to accrual from continuing operations	3,694	6,528	10,222
Additions to accrual from discontinued operations	559	2,311	2,870
2004 asset write-offs	—	(1,205)	(1,205)
Expenditures:
2001	(3,186)	(248)	(3,434)
2002	(1,067)	(1,965)	(3,032)
2003	—	(933)	(933)
2004	—	(839)	(839)
2005	—	(645)	(645)
2006	—	(878)	(878)
2007	—	(454)	(454)

Accrual balance at December 28, 2007	$—	$1,672	$1,672

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Restructuring Costs (continued)

2002 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 28, 2001	$—	$—	$—
Additions to accrual from continuing operations	1,528	18,311	19,839
Additions to accrual from discontinued operations	616	2,747	3,363
2002 asset write-offs	—	(5,217)	(5,217)
2005 write-offs of lessor receivables	—	(1,374)	(1,374)
Expenditures:
2002	(855)	(584)	(1,439)
2003	(1,289)	(2,198)	(3,487)
2004	—	(3,362)	(3,362)
2005	—	(4,078)	(4,078)
2006	—	(528)	(528)
2007	—	(633)	(633)

Accrual balance at December 28, 2007	$—	$3,084	$3,084

2005 Restructuring Accrual

	Severance and other employee costs	Closure and consolidation of facilities and related exit costs	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	1,278	2,620	3,898
2006 asset write-offs	—	(719)	(719)
Expenditures:
2005	(35)	—	(35)
2006	(1,096)	(625)	(1,721)
2007	—	(493)	(493)

Accrual balance at December 28, 2007	$147	$783	$930

16. Transactions with Related Parties

In connection with the Company’s repurchase of common stock in 2007, the Board of Directors approved the Company’s buy back of 276,654 shares of outstanding common stock from members of the Company’s management team at market value of $4.19 per share. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheet at December 28, 2007.

17. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Geographic and Service Group Information

Revenues are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Total Revenues:
Domestic	$142,000	$158,926	$152,421
Foreign	35,008	21,629	10,897

Total	$177,008	$180,555	$163,318

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 28, 2007	December 29, 2006
Long-Lived Assets:
Domestic	$57,066	$57,148
Foreign	19,379	18,557

Total	$76,445	$75,705

In 2007, foreign assets included $18.8 million of goodwill and intangible assets related to REL.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
The Hackett Group:
Benchmarking and Business Transformation	$95,094	$80,950	$62,287
Executive Advisory Programs	15,187	11,879	7,824

Total The Hackett Group	110,281	92,829	70,111

Hackett Technology Solutions	66,727	87,726	93,207

Total Revenues	$177,008	$180,555	163,318

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 28, 2007 and December 29, 2006 (in thousands, except per share data):

	Quarter Ended
	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007
Total revenues	$39,877	$45,512	$46,729	$44,890
Income (loss) from operations	$(2,509)	$1,395	$3,493	$6,569
Income (loss) before income taxes	$(2,271)	$1,519	$3,698	$6,327
Net income (loss)	$(2,338)	$1,451	$3,586	$6,296

Basic net income (loss) per common share	$(0.05)	$0.03	$0.08	$0.15
Diluted net income (loss) per common share	$(0.05)	$0.03	$0.08	$0.14

	Quarter Ended
	March 31, 2006	July 1, 2006	September 30, 2006	December 29, 2006
Total revenues	$49,831	$48,996	$43,552	$38,176
Income (loss) from operations	$(5,951)	$2,328	$627	$(1,644)
Income (loss) before income taxes	$(5,868)	$2,453	$722	$(1,442)
Net income (loss)	$(6,233)	$2,121	$473	$(1,409)

Basic and diluted net income (loss) per common share	$(0.14)	$0.05	$0.01	$(0.03)

Quarterly basic and diluted net income or loss per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 28, 2007, DECEMBER 29, 2006 AND DECEMBER 30, 2005

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at End of Year
Year Ended December 28, 2007	$1,851	$(276)	$(91)	$1,484

Year ended December 29, 2006	$1,766	$413	$(328)	$1,851

Year ended December 30, 2005	$2,109	$797	$(1,140)	$1,766

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROL AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 28, 2007. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

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

Report of Independent Registered Certified Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s (formerly Answerthink, Inc. prior to January 1, 2008) internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of December 28, 2007 and December 29, 2006 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 28, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 10, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2008 Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 29. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of Answerthink or notes thereto.

3. Exhibits: See Index to Exhibits on page 64

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on the March 11, 2008.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2008
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 11, 2008
David N. Dungan

/s/ Richard Hamlin	Director	March 11, 2008
Richard Hamlin

/s/ John R. Harris	Director	March 11, 2008
John R. Harris

/s/ Edwin A. Huston	Director	March 11, 2008
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 11, 2008
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1++++	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2++++	Amended and Restated Bylaws of the Registrant, as amended

3.3^	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant

9.1+	Shareholders Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, the Miller Group, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant parties thereto

9.2+	Amendment No. 1 to Shareholders Agreement dated February 24, 1998

9.3+	Letter Agreement dated as of March 15, 1998 to amend Shareholders Agreement

9.4+	Form of Restricted Securities Agreement dated April 23, 1997 among the Initial Investors and each of Messrs. Fernandez, Frank, Knotts and Miller

10.1+	Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.2+	Series A Preferred Stock Purchase Agreement dated February 24, 1998 among the Registrant, GTCR V, GTCR Associates and Miller Capital

10.3+	Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.4+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant, GTCR V, MG, GTCR Associates, Miller Capital, FSC, Messrs. Fernandez, Frank, Knotts and Miller and certain other shareholders of the Registrant named therein

10.5+	Second Amended and Restated Registration Rights Agreement dated as of May 5, 1998 among the Registrant and the eight former shareholders of RTI

10.6*+	Registrant’s 1998 Stock Option and Incentive Plan

10.7*+++++	Amendment to Registrant’s 1998 Stock Option and Incentive Plan

10.8*+	Form of Senior Management Agreement dated April 23, 1997 between the Registrant and each of Messrs. Fernandez, Frank and Knotts

10.9*++++	Senior Management Agreement dated July 11, 1997 between Registrant and Mr. Dungan

10.10*+++++	Form of Employment Agreement entered into between the Registrant and Mr. Dungan

10.11*+	Form of Employment Agreement entered into between the Registrant and each of Messers. Fernandez, Frank and Knotts

10.12+	Amendment No. 2 dated as of May 5, 1998 to Purchase Agreement dated April 23, 1997 among the Registrant, GTCR V, MG, Gator and Tara

10.13+	Amendment No. 2 dated as of May 5, 1998 to Stock Purchase Agreement dated March 5, 1998 between the Registrant and FSC

10.14*+	Amendment to Certain Senior Management Agreements dated March 27, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.15*+	Second Amendment to Certain Senior Management Agreements dated May 26, 1998 among the Company, the Board of Directors and each of Messrs. Fernandez, Frank, Knotts and Dungan

10.16*++	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan

10.17*+++++	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001

10.22++++++	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.23++++++	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc.

10.25++++++++	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez

10.26++++++++	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan

10.29+++++++++	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005

10.30*++++++++++	Amendment dated June 10th, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez

10.31*+++++++++++	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam

10.32++++++++++++	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited

10.33*+++++++++++++	First Amendment to Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam, effective August 1, 2007

10.34*+++++++++++++	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez

21.1^	Subsidiaries of the Registrant

23.1^	Consent of BDO Seidman LLP

31.1^	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32^	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management agreement or compensatory plan or arrangement
^	Exhibits filed herewith.
+	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (333-48123).
++	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (333-69951).
+++	Incorporated herein by reference to the Company’s Form 10-K for the year ended January 1, 1999.
++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 29, 2000.
+++++	Incorporated herein by reference to the Company’s Form 10-K for the year ended December 28, 2001.
++++++	Incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999.
+++++++	Incorporated herein by reference to the Company’s Form 8-K dated October 14, 2003.
++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 10, 2004
+++++++++	Incorporated herein by reference to the Company’s Form 8-K dated May 13, 2005.
++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated June 16, 2005.
+++++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated November 9, 2005.
++++++++++++	Incorporated herein by reference to the Company’s Form 8-K dated December 1, 2005.
+++++++++++++	Incorporated herein by reference to the Company’s Form 10-Q dated July 31, 2007.