Form 10-Q
period 2008-03-28
HACKETT GROUP, INC.
filed 2008-05-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 2, 2008, there were 41,170,844 shares of common stock outstanding.

The Hackett Group, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 28, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,188	$20,061
Marketable investments	4,546	7,032
Accounts receivable and unbilled revenue, net of allowance of $1,526 and $1,484 at March 28, 2008 and December 28, 2007, respectively	31,265	29,735
Prepaid expenses and other current assets	3,988	1,586

Total current assets	59,987	58,414
Restricted cash	600	600
Property and equipment, net	5,677	5,709
Other assets	2,248	2,434
Goodwill, net	68,474	68,302

Total assets	$136,986	$135,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,704	$3,970
Accrued expenses and other liabilities	30,988	29,047

Total current liabilities	36,692	33,017
Accrued expenses and other liabilities, non-current	3,339	3,623

Total liabilities	40,031	36,640

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 42,250,123 and 42,879,446 shares issued and outstanding at March 28, 2008 and December 28, 2007, respectively	53	53
Additional paid-in capital	282,795	281,627
Treasury stock, at cost, 11,666,688 and 9,882,781 shares at March 28, 2008 and December 28, 2007, respectively	(40,734)	(33,940)
Accumulated deficit	(146,406)	(150,189)
Accumulated other comprehensive income	1,247	1,268

Total shareholders’ equity	96,955	98,819

Total liabilities and shareholders’ equity	$136,986	$135,459

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
Revenues:
Revenues before reimbursements	$39,268	$36,161
Reimbursements	4,570	3,716

Total revenues	43,838	39,877
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $397 and $411 of stock compensation expense in the quarters ended March 28, 2008 and March 30, 2007, respectively)	22,963	22,558
Reimbursable expenses	4,570	3,716

Total cost of service	27,533	26,274
Selling, general and administrative costs (includes $548 and $597 of stock compensation expense in the quarters ended March 28, 2008 and March 30, 2007, respectively)	12,582	16,462
Collections from misappropriation	—	(350)

Total costs and operating expenses	40,115	42,386

Income (loss) from operations	3,723	(2,509)

Other income (expense):
Interest income	167	240
Interest expense	—	(2)

Income (loss) before income taxes	3,890	(2,271)
Income tax expense	107	67

Net income (loss)	$3,783	$(2,338)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.09	$(0.05)
Weighted average common shares outstanding	42,755	44,778
Diluted net income (loss) per common share:
Net income (loss) per common share	$0.09	$(0.05)
Weighted average common and common equivalent shares outstanding	43,353	44,778

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income (loss)	$3,783	$(2,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	510	536
Amortization expense	197	364
Provision for doubtful accounts	40	247
(Gain) loss on foreign currency translation	(1,096)	10
Non-cash compensation expense	945	1,008
Gain on sale of property and equipment	(21)	(13)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(1,591)	6,340
Increase in prepaid expenses and other assets	(502)	(546)
Increase (decrease) in accounts payable	1,734	(857)
Increase (decrease) in accrued expenses and other liabilities	734	(542)

Net cash provided by operating activities	4,733	4,209

Cash flows from investing activities:
Purchases of property and equipment	(491)	(203)
Proceeds from sales of property and equipment	21	14
Purchases of marketable investments	—	(6,499)
Proceeds from redemptions of marketable investments	2,486	2,000

Net cash provided by (used in) investing activities	2,016	(4,688)

Cash flows from financing activities:
Proceeds from issuance of common stock	175	24
Repurchases of common stock	(6,794)	—

Net cash (used in) provided by financing activities	(6,619)	24

Effect of exchange rate on cash	(3)	(5)

Net increase (decrease) in cash and cash equivalents	127	(460)
Cash and cash equivalents at beginning of period	20,061	8,832

Cash and cash equivalents at end of period	$20,188	$8,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$107	$247

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2007 included in the Annual Report Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended March 28, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for the Company’s fiscal year beginning December 29, 2007. In accordance with FASB Staff Position FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or liquidity.

At March 28, 2008, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of the Company’s investment in the Columbia Strategic Cash Portfolio (“Portfolio”) was based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions (see Note 6 for further detail on the Portfolio.)

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

Potentially dilutive shares were excluded from the diluted loss per share calculation for the quarter ended March 30, 2007 as their effects would have been anti-dilutive to the net loss incurred by the Company.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Net Income (Loss) Per Common Share (continued)

The following table reconciles basic and diluted weighted average shares:

	Quarter Ended
	March 28, 2008	March 30, 2007
Basic weighted average common shares outstanding	42,755,277	44,777,809

Effect of dilutive securities:
Unvested restricted stock units issued to employees	506,883	—
Common stock issuable upon the exercise of stock options	90,661	—

Dilutive weighted average common shares outstanding	43,352,821	44,777,809

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	869,354
Common stock issuable upon the exercise of stock options	—	71,439

	—	45,718,602

Approximately 1.2 million stock options were excluded from the computations of diluted net income per common share for the quarter ended March 28, 2008, as their exercise price was higher than the Company’s average stock price.

3. Comprehensive Gain (Loss)

The Company accounts for comprehensive gain (loss) under SFAS No. 130, Reporting Comprehensive Income. Comprehensive gain (loss) is summarized below (in thousands):

	Quarter Ended
	March 28, 2008	March 30, 2007
Net income (loss)	$3,783	$(2,338)
Change in cumulative foreign currency on translation adjustment	(21)	(96)

Comprehensive gain (loss)	$3,762	$(2,434)

4. Collections from Misappropriation

As described in the Company’s Form 8-K filed on November 1, 2006, in October 2006 the Company learned of a misappropriation by its former UK disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The Company and its former disbursement agent agreed to settlement terms that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts were accounted for in collections from misappropriation in the consolidated statements of operations in the period in which they were received.

The Hackett Group, Inc.

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily as a result of the REL Consultancy Group (“REL”) acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of a New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off a $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves, which consisted of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition, and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in our technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifted to a proprietary best practice and intellectual capital and strategic advisory services firm.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the quarter ended March 28, 2008 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at March 28, 2008
Closure and consolidation of facilities and related exit costs	$1,672	$(113)	$1,559

2002 Restructuring Accrual
	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at March 28, 2008
Closure and consolidation of facilities and related exit costs	$3,084	$(158)	$2,926

2005 Restructuring Accrual
	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at March 28, 2008
Severance and other employee costs	$7	$—	$7
Closure and consolidation of facilities and related exit costs	923	(89)	834

	$930	$(89)	$841

6. Marketable Investments

As of March 28, 2008 and December 28, 2007, the Company had $4.5 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 7, 2007, the Portfolio was closed for redemptions to new investors and is currently under liquidation.

During the quarter ended March 28, 2008, the Company received redemptions from the Portfolio of 2.5 million shares, or 31% of its investment, for approximately $2.5 million or $0.99 per share (par value representing $1.00). Since the closing of the Portfolio, the Company has received total redemptions of 3.3 million shares, or 40% of its investment, for $3.2 million or $0.98 per share. The Portfolio continues to accrue and pay interest which the Company is recording as income only after the collection of the interest is certain.

Based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions, the Company has estimated the fair value of the remaining Portfolio shares to be $0.94 per share, consistent with the Company’s estimate of the Portfolio fair value at December 28, 2007. As a result of its estimation of the fair value of the Portfolio, the Company recorded a realized loss on the marketable investments of $450 thousand in the quarter ended December 28, 2007. No impairment was recorded in the quarter ended March 28, 2008.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenues, net consisted of the following (in thousands):

	March 28, 2008	December 28, 2007
Accounts receivable	$30,705	$31,076
Unbilled revenue	2,086	143
Allowance for doubtful accounts	(1,526)	(1,484)

	$31,265	$29,735

Unbilled revenue represents revenue for services performed that have not been invoiced, offset by uncollected advanced billings.

8. Stock Based Compensation

During the quarter ended March 28, 2008, the Company issued 905,108 restricted stock units at a weighted average grant-date fair value of $3.61. Additionally, during the quarter ended March 28, 2008, 15,000 restricted stock units and common stock subject to vesting requirements were forfeited at a weighted average grant-date fair value of $4.66. As of March 28, 2008, the Company had 2,017,789 restricted stock units outstanding at a weighted average grant-date fair value of $3.78.

9. Shareholders’ Equity

Treasury Stock

During the quarter ended March 28, 2008, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total approval under the Company’s share repurchase program to $45.0 million. Under the repurchase plans, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 28, 2008, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $3.81, for a total cost of approximately $6.8 million. As of March 28, 2008, the Company has repurchased approximately 11.7 million shares of its common stock at an average price of $3.49 per share, since inception, leaving $4.3 million available under the Company’s buyback program.

Subsequent to March 28, 2008, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s stock, thereby increasing the total approval for repurchase to $50.0 million.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Geographic and Group Information

Revenues were attributed to geographic areas as follows (in thousands):

	Quarter Ended
	March 28, 2008	March 30, 2007
Total Revenues:
Domestic	$34,496	$33,157
Foreign	9,342	6,720

Total	$43,838	$39,877

Long-lived assets were attributed to geographic areas as follows (in thousands):

	March 28, 2008	December 28, 2007
Long-Lived Assets:
Domestic	$56,961	$57,066
Foreign	19,438	19,379

Total	$76,399	$76,445

As of March 28, 2008 and December 28, 2007, foreign assets included $18.9 million and $18.8 million, respectively, of goodwill and intangible assets related to the REL acquisition in November 2005.

The Company’s revenue was derived from the following groups (in thousands):

	Quarter Ended
	March 28, 2008	March 30, 2007
The Hackett Group	$29,981	$22,916
Hackett Technology Solutions	13,857	16,961

Total Revenues	$43,838	$39,877

12. Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 4,000 benchmark studies over 16 years at 2,700 of the world’s leading companies.

Hackett’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support. Hackett was formed on April 23, 1997.

In the following discussion, “Hackett” represents our total Company, “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups, and “Hackett Technology Solutions” encompasses our technology groups, including SAP, Oracle and Hyperion.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenues of such results.

	Quarter Ended
	March 28, 2008		March 30, 2007
Revenues:
Revenues before reimbursements	$39,268	89.6%	$36,161	90.7%
Reimbursements	4,570	10.4%	3,716	9.3%

Total revenues	43,838	100.0%	39,877	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	22,963	52.4%	22,558	56.6%
Reimbursable expenses	4,570	10.4%	3,716	9.3%

Total cost of service	27,533	62.8%	26,274	65.9%
Selling, general and administrative costs	12,582	28.7%	16,462	41.3%
Collections from misappropriation	—	—	(350)	(0.9%)

Total costs and operating expenses	40,115	91.5%	42,386	106.3%

Income (loss) from operations	3,723	8.5%	(2,509)	(6.3%)
Other income:
Interest income, net	167	0.4%	238	0.6%

Income (loss) before income taxes	3,890	8.9%	(2,271)	(5.7%)
Income tax expense	107	0.2%	67	0.2%

Net income (loss)	$3,783	8.7%	$(2,338)	(5.9%)

Quarter Ended March 28, 2008 versus Quarter Ended March 30, 2007

Revenues. Revenues for the quarter ended March 28, 2008 increased 10% to $43.8 million from $39.9 million in the quarter ended March 30, 2007. The following table summarizes gross revenue:

	Quarter Ended
	March 28, 2008	March 30, 2007
The Hackett Group	$29,981	$22,916
Hackett Technology Solutions	13,857	16,961

Total Revenues	$43,838	$39,877

The Hackett Group revenues increased 31%, or $7.1 million, to $30.0 million in the quarter ended March 28, 2008, compared to $22.9 million in the quarter ended March 30, 2007. This growth was primarily attributable to a 35%, or $6.7 million, increase in our Benchmarking and Business Transformation group in the quarter ended March 28, 2008 from the quarter ended March 30, 2007. The increase in The Hackett Group revenue was mostly a result of a change in our go-to-market strategy beginning in early 2007 with the introduction of a new transformational benchmark which integrates a benchmark with a strategic transformation plan. As a result, we have seen a steady increase in the average size of our engagements since the beginning of 2007 through March 28, 2008. During the quarter ended March 28, 2008, one client accounted for 7% of our total revenues, compared to the quarter ended March 30, 2007 in which no customer accounted for greater than 3% of our total revenues.

Additionally, The Hackett Group continued to realize strong growth in Europe with a 39% increase in revenues in the quarter ended March 28, 2008, compared to the quarter ended March 30, 2007. The Hackett Group European revenues accounted for 31% of The Hackett Group total revenues in the quarter ended March 28, 2008, compared to 29% in the quarter ended March 30, 2007.

The revenue increases in The Hackett Group were offset by revenue decreases in Hackett Technology Solutions of 18%, or $3.1 million, to $13.9 million in the quarter ended March 28, 2008, compared to $17.0 million in the quarter ended March 30, 2007. The decrease in revenues in Hackett Technology Solutions was primarily due to the lower revenues from our Oracle group.

Reimbursements as a percentage of revenues during the quarters ended March 28, 2008 and March 30, 2007 were comparable at 10% and 9%, respectively.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 5% to $27.5 million in the quarter ended March 28, 2008 from $26.3 million in the quarter ended March 30, 2007. Cost of service as a percentage of revenue was 63% in the quarter ended March 28, 2008 compared to 66% in the quarter ended March 30, 2007. This decrease is primarily due to The Hackett Group’s higher cost per professional and headcount, which is consistent with its revenue growth, partially offset by headcount reductions in Hackett Technology Solutions.

The growth in The Hackett Group revenues has resulted in a favorable impact to net income, as The Hackett Group revenues realized a 43% gross margin for the quarter ended March 28, 2008, compared to Hackett Technology Solutions which realized a 23% gross margin for the same period.

Selling, General and Administrative. Selling, general and administrative costs decreased 24% (excluding foreign currency translation gains 17%) to $12.6 million in the quarter ended March 28, 2008 from $16.5 million in the quarter ended March 30, 2007, primarily from cost containment incentives initiated in early 2007 resulting in the re-alignment of the sales force and revised incentive compensation plans, other general and administrative headcount reductions, and higher gains on foreign currency translation. Selling, general and administrative costs as a percentage of revenues decreased to 29% in the quarter ended March 28, 2008 from 41% in the quarter ended March 30, 2007.

Collections from Misappropriation. Collections from misappropriation of $350 thousand for the quarter ended March 28, 2007, related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue.

We agreed to settlement terms with our former disbursement agent that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts were accounted for in collections from misappropriation, in the consolidated statements of operations in the period in which they were received.

Income Taxes. We recorded income taxes of $107 thousand for the quarter ended March 28, 2008, which reflected estimated annual tax rates of 3% for certain U.S. federal and state taxes. For the quarter ended March 30, 2007, we recorded income taxes of $67 thousand which reflected estimated annual tax rates of 3% for certain U.S. federal and state taxes.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At March 28, 2008 and December 28, 2007, we had $20.2 million and $20.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets, and we had $600 thousand at March 28, 2008 and December 28, 2007 on deposit with a financial institution as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At March 28, 2008 and December 28, 2007, we had $4.5 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Prior to December 28, 2007, the Portfolio was classified as cash and cash equivalents and was reclassified to marketable investments at December 28, 2007 and for the prior periods due to the liquidation of the Portfolio and suspension of all redemptions (see Note 6 to the consolidated financial statements for further detail.)

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities	$4,733	$4,209

Cash flows from investing activities	$2,016	$(4,688)

Cash flows from financing activities	$(6,619)	$24

Net cash provided by operating activities was $4.7 million for the quarter ended March 28, 2008, compared to net cash provided by operating activities of $4.2 million for the quarter ended March 30, 2007. During the quarter ended March 28, 2008, net cash provided by operating activities was primarily attributable to earnings net of non-cash items including foreign currency gains, depreciation and amortization expense and non-cash stock compensation. Additionally, we had increases in accounts payable due to the timing of trade payables and increases in accrued expenses. These increases were offset by lower net collections of accounts receivable and unbilled revenue of $1.6 million, which resulted in an increase of six days in Days Sales Outstanding from December 28, 2007.

During the quarter ended March 30, 2007, net cash provided by operating activities was primarily attributable to the collections of accounts receivable and unbilled revenue of $6.3 million, which resulted in a decrease in Days Sales Outstanding of 14 days from December 29, 2006. This increase was primarily offset by higher prepaid expenses and other current assets which was mostly related to prepaid insurance, a decrease in accounts payable due to the timing of trade payables, and a decrease in accrued expenses and other liabilities, primarily due to a decrease of accrued commissions, bonus and professional fees, which were mostly offset by higher salary accruals.

Net cash provided by investing activities was $2.0 million for the quarter ended March 28, 2008, compared to net cash used in investing activities of $4.7 million for the quarter ended March 30, 2007. Cash provided by investing activities in the quarter ended March 28, 2008 was primarily attributable to $2.5 million of redemptions of marketable investments, partially offset by $0.5 million purchases related to computer software and equipment.

Cash used in investing activities during the quarter ended March 30, 3007 was primarily attributable to $4.5 million net purchases of marketable investments and $0.2 million for the purchase of property and equipment.

Net cash used in financing activities was $6.6 million for the quarter ended March 28, 2008, compared to cash provided by financing activities of $24 thousand for the quarter ended March 30, 2007. Cash used in financing activities in the quarter ended March 28, 2008 was primarily attributable to the repurchase of 1,783,907 of our common stock, at an average price of $3.81 per share.

During the quarter ended March 30, 2007, cash provided by financing activities was primarily attributable to the exercise of stock options.

During the quarter ended March 28, 2008, the Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total approval for the share repurchase plan to $45.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 28, 2008, we repurchased approximately 1.8 million shares at an average price of $3.81, for a total cost of approximately $6.8 million. As of March 28, 2008, we have repurchased approximately 11.7 million shares of our common stock at an average price of $3.49 per share, since inception, leaving $4.3 million available under our share buyback program. Subsequent to March 28, 2008, our Board of Directors approved the repurchase of an additional $5.0 million, thereby increasing the total approval for repurchase to $50.0 million.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard is effective for our fiscal year beginning December 29, 2007. In accordance with FASB Staff Position FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position, or liquidity.

At March 28, 2008, our financial instruments were carried at fair value in the consolidated balance sheet. The fair value of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of our investment in the Portfolio was based on Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions (see Note 6 in the notes to consolidated financial statements for further detail on the Portfolio.)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 28, 2008, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and do not use derivative financial instruments in our investment portfolio. At March 28, 2008, we had $4.5 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and which is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes an estimated realized loss of $450 thousand which was recorded in 2007. Based on the market outlook and information relating to the Portfolio there may be further declines in the fair value of the Portfolio. To the extent we determine there is a further decline in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment (see Note 6 in the consolidated financial statements for further detail). No additional impairment was recorded for the quarter ended March 28, 2008.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 28, 2008, the Company repurchased 1,783,907 shares of its common stock at a cost of approximately $6.8 million, under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of December 28, 2007				$6,059,857
December 29, 2007 to January 25, 2008	252,569	$3.54	252,569	$5,167,017
January 26, 2008 to February 22, 2008*	86,328	$3.84	86,328	$9,835,425
February 23, 2008 to March 28, 2008	1,445,010	$3.85	1,445,010	$4,266,177

	1,783,907	$3.81	1,783,907

*	In February 2008, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on page 20, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 7, 2008	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

3.3++	Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant

3.4+++	Amendment to Amended and Restated Bylaws of the Registrant

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000
++	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007
+++	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008