Form 10-Q
period 2008-06-27
HACKETT GROUP, INC.
filed 2008-08-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

As of August 1, 2008, there were 40,852,092 shares of common stock outstanding.

The Hackett Group, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 27, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$16,194	$20,061
Marketable investments	3,536	7,032
Accounts receivable and unbilled revenue, net of allowance of $1,685 and $1,484 at June 27, 2008 and December 28, 2007, respectively	35,047	29,735
Prepaid expenses and other current assets	3,650	1,586

Total current assets	58,427	58,414

Restricted cash	600	600
Property and equipment, net	5,853	5,709
Other assets	2,043	2,434
Goodwill, net	68,199	68,302

Total assets	$135,122	$135,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,141	$3,970
Accrued expenses and other liabilities	29,300	29,047

Total current liabilities	33,441	33,017
Accrued expenses and other liabilities, non-current	3,059	3,623

Total liabilities	36,500	36,640

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 40,817,088 and 42,879,446 shares issued and outstanding at June 27, 2008 and December 28, 2007, respectively	53	53
Additional paid-in capital	283,782	281,627
Treasury stock, at cost, 12,341,523 and 9,882,781 shares at June 27, 2008 and December 28, 2007, respectively	(43,693)	(33,940)
Accumulated deficit	(142,398)	(150,189)
Accumulated other comprehensive income	878	1,268

Total shareholders’ equity	98,622	98,819

Total liabilities and shareholders’ equity	$135,122	$135,459

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007`	June 27, 2008	June 29, 2007
Revenue:
Revenue before reimbursements	$44,653	$40,505	$83,921	$76,666
Reimbursements	4,447	5,007	9,017	8,723

Total revenue	49,100	45,512	92,938	85,389
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $261 and $360 and $658 and $771 of stock compensation expense in the quarters and six months ended June 27, 2008 and June 29, 2007, respectively)	25,296	23,886	48,259	46,443
Reimbursable expenses	4,447	5,007	9,017	8,723

Total cost of service	29,743	28,893	57,276	55,166
Selling, general and administrative costs (includes $839 and $701 and $1,387 and $1,298 of stock compensation expense in the quarters and six months ended June 27, 2008 and June 29, 2007, respectively)	15,437	15,224	28,019	31,687
Collections from misappropriation	—	—	—	(350)

Total costs and operating expenses	45,180	44,117	85,295	86,503

Income (loss) from operations	3,920	1,395	7,643	(1,114)

Other income (expense):
Interest income	112	215	279	455
Interest expense	—	(91)	—	(93)

Income (loss) before income taxes	4,032	1,519	7,922	(752)
Income taxes	23	68	130	135

Net income (loss)	$4,009	$1,451	$7,792	$(887)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.10	$0.03	$0.19	$(0.02)
Weighted average common shares outstanding	40,656	44,713	41,471	44,746

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.10	$0.03	$0.18	$(0.02)
Weighted average common and common equivalent shares outstanding	41,751	45,834	42,317	44,746

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income (loss)	$7,792	$(887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,018	1,061
Amortization expense	388	712
Provision for doubtful accounts	198	99
Gain on foreign currency translation	(1,179)	(431)
Non-cash stock compensation expense	2,045	2,069
Gain on sale of property and equipment	(32)	(18)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(5,543)	700
Increase in prepaid expenses and other assets	(2,044)	(1,078)
Increase (decrease) in accounts payable	172	(489)
Increase in accrued expenses and other liabilities	362	2,126

Net cash provided by operating activities	3,177	3,864

Cash flows from investing activities:
Purchases of property and equipment	(1,101)	(1,052)
Proceeds from sales of property and equipment	32	24
Purchases of marketable investments	—	(6,688)
Proceeds from redemptions of marketable investments	3,505	6,000

Net cash provided by (used in) investing activities	2,436	(1,716)

Cash flows from financing activities:
Proceeds from issuance of common stock	276	221
Repurchases of common stock	(9,753)	(1,774)

Net cash used in financing activities	(9,477)	(1,553)

Effect of exchange rate on cash	(3)	(3)

Net (decrease) increase in cash and cash equivalents	(3,867)	592
Cash and cash equivalents at beginning of period	20,061	8,832

Cash and cash equivalents at end of period	$16,194	$9,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3
Cash paid for income taxes	$236	$296

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2007 included in the Annual Report Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended June 27, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with FASB Staff Position FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities which the Company will adopt on January 3, 2009. For all financial assets and liabilities, the Company adopted SFAS No. 157 on December 29, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or liquidity.

At June 27, 2008, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of the Company’s investment in the Columbia Strategic Cash Portfolio (“Portfolio”) was based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions (see Note 6 for further detail on the Portfolio.)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material impact on its consolidated financial statements.

2. Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements or restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

Dilutive net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

Potentially dilutive shares were excluded from the diluted loss per share calculation for the six months ended June 29, 2007 as their effects would have been anti-dilutive to the net loss incurred by the Company.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2. Net Income (Loss) per Common Share (continued)

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Basic weighted average common shares outstanding	40,655,876	44,713,211	41,470,658	44,745,510
Effect of dilutive securities:
Unvested restricted stock units issued to employees	973,363	1,037,076	740,123	—
Common stock issuable upon the exercise of stock options	121,288	83,962	105,975	—

Dilutive weighted average common shares outstanding	41,750,527	45,834,249	42,316,756	44,745,510

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	—	—	953,215
Common stock issuable upon the exercise of stock options	—	—	—	77,701

	—	—	—	1,030,916

Approximately 1.2 million and 1.6 million stock options were excluded from the computations of diluted net income per common share for the quarters ended June 27, 2008 and June 29, 2007, respectively, as their exercise price was higher than the Company’s average stock price.

3. Comprehensive Gain (Loss)

The Company accounts for comprehensive gain (loss) under SFAS No. 130, Reporting Comprehensive Income. Comprehensive gain (loss) is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	June 28, 2008	June 29, 2007	June 28, 2008	June 29, 2007
Net income (loss)	$4,009	$1,451	$7,792	$(887)
Change in cumulative foreign currency on translation adjustment	(369)	(3)	(391)	(99)
Change in net unrealized gain on marketable investments	—	5	—	5

Comprehensive gain (loss)	$3,640	$1,453	$7,401	$(981)

4. Collections from Misappropriation

As described in the Company’s Form 8-K filed on November 1, 2006, in October 2006 the Company learned of a misappropriation by its former UK disbursement agent related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The Company and its former disbursement agent agreed to settlement terms that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts were accounted for in collections from misappropriation in the consolidated statements of operations in the period in which they were received.

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

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition, and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million was a further reduction of occupied space in the Company’s technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifted to a proprietary best practice and intellectual capital and strategic advisory services firm.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the six months ended June 27, 2008 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at June 27, 2008
Closure and consolidation of facilities and related exit costs	$1,672	$(223)	$1,449

2002 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at June 27, 2008
Closure and consolidation of facilities and related exit costs	$3,084	$(327)	$2,757

2005 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at June 27, 2008
Severance and other employee costs	$7	$—	$7
Closure and consolidation of facilities and related exit costs	923	(157)	766

	$930	$(157)	$773

6. Marketable Investments

As of June 27, 2008 and December 28, 2007, the Company had $3.5 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 7, 2007, the Portfolio was closed for redemptions to new investors and is currently under liquidation.

During the quarter ended June 27, 2008, the Company received redemptions from the Portfolio of 1.0 million shares, or 13% of its investment at the date of liquidation, for $1.0 million, or $0.97 per share (par value representing $1.00). During the six months ended June 27, 2008, the Company received redemptions from the Portfolio of 3.6 million shares, or 43% of its investment at the date of liquidation, for $3.5 million, or $0.98 per share. Since the closing of the Portfolio, the Company has received total redemptions of 4.3 million shares, or 52% of its investment at the date of liquidation, for $4.2 million or $0.98 per share. The Portfolio continues to accrue and pay interest which the Company is recording as income once the collection of the interest is certain.

Based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions, the Company recorded a realized loss on the marketable investments of $450 thousand in the quarter ended December 28, 2007. No additional impairment was recorded during the six months ended June 27, 2008.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 27, 2008	December 28, 2007
Accounts receivable	$30,156	$22,867
Unbilled revenue	6,576	8,352
Allowance for doubtful accounts	(1,685)	(1,484)

	$35,047	$29,735

Accounts receivable for the periods ending June 27, 2008 and December 28, 2007, is net of uncollected advanced billings. Unbilled revenue for the periods ending June 27, 2008 and December 28, 2007 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

8. Stock Based Compensation

During the quarter and six months ended June 27, 2008, the Company issued 268,985 and 1,174,093 restricted stock units, respectively, at a weighted average grant-date fair value of $4.10 and $3.72, respectively. Additionally, during the quarter and six months ended June 27, 2008, 164,544 and 179,544 restricted stock units and common stock subject to vesting requirements were forfeited at a weighted average grant-date fair value of $3.88 and $3.94, respectively. As of June 27, 2008, the Company had 2,206,541 restricted stock units outstanding at a weighted average grant-date fair value of $3.80. As of June 27, 2008, there was $6.0 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.66 years.

9. Shareholders’ Equity

Treasury Stock

During the quarter ended June 27, 2008, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval to $50.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 27, 2008, the Company repurchased approximately 675 thousand shares of its common stock at an average price of $4.39, for a total cost of approximately $3.0 million. During the six months ended June 27, 2008, the Company repurchased approximately 2.5 million shares of its common stock at an average price of $3.97, for a total cost of approximately $9.8 million, leaving $6.3 million available under the Company’s buyback program.

Subsequent to June 27, 2008, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval, since inception in 2002, to $55.0 million.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographic areas (in thousands):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Total Revenue:
North America	$35,696	$35,957	$68,305	$68,046
International (primarily European countries)	13,404	9,555	24,633	17,343

Total	$49,100	$45,512	$92,938	$85,389

Long-lived assets were attributed to geographic areas as follows (in thousands):

	June 27, 2008	December 28, 2007
Long-Lived Assets:
North America	$57,087	$57,066
International (primarily European countries)	19,008	19,379

Total	$76,095	$76,445

As of June 27, 2008 and December 28, 2007, international assets included $18.5 million and $18.8 million, respectively, of goodwill and intangible assets related to the REL acquisition in November 2005.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

The Hackett Group	$33,297	$27,155	$63,278	$50,071
Hackett Technology Solutions	15,803	18,357	29,660	35,318

Total Revenue	$49,100	$45,512	$92,938	$85,389

12. Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our business and industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to attract additional business and retain existing business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding our industry, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically define and enable world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 4,000 benchmark studies over 16 years at 2,700 of the world’s leading companies.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue of such results.

	Quarter Ended				Six Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
Revenue:
Revenue before reimbursements	$44,653	90.9%	$40,505	89.0%	$83,921	90.3%	$76,666	89.8%
Reimbursements	4,447	9.1%	5,007	11.0%	9,017	9.7%	8,723	10.2%

Total revenues	49,100	100.0%	45,512	100.0%	92,938	100.0%	85,389	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expense	25,296	51.5%	23,886	52.5%	48,259	51.9%	46,443	54.4%
Reimbursable expenses	4,447	9.1%	5,007	11.0%	9,017	9.7%	8,723	10.2%

Total cost of service	29,743	60.6%	28,893	63.5%	57,276	61.6%	55,166	64.6%
Selling, general and administrative costs	15,437	31.4%	15,224	33.4%	28,019	30.2%	31,687	37.1%
Collections from misappropriation	—	—	—	—	—	—	(350)	(0.4)%

Total costs and operating expenses	45,180	92.0%	44,117	96.9%	85,295	91.8%	86,503	101.3%

Income (loss) from operations	3,920	8.0%	1,395	3.1%	7,643	8.2%	(1,114)	(1.3)%
Other income:
Interest income, net	112	0.2%	124	0.2%	279	0.3%	362	0.4%

Income (loss) before income taxes	4,032	8.2%	1,519	3.3%	7,922	8.5%	(752)	(0.9)%
Income tax expense	23	—	68	0.1%	130	0.1%	135	0.2%

Net income (loss)	$4,009	8.2%	$1,451	3.2%	$7,792	8.4%	$(887)	(1.1)%

Quarter and Six Months Ended June 27, 2008 versus Quarter and Six Months Ended June 29, 2007

Revenue. Revenue for the quarter and six months ended June 27, 2008 increased 8% to $49.1 million and 9% to $92.9 million, respectively, compared to the quarter and six months ended June 29, 2007. The following table summarizes gross revenue (in thousands):

	Quarter Ended		Six Months Ended
	June 27, 2008	June 29, 2008	June 27, 2008	June 29, 2007
The Hackett Group	$33,297	$27,155	$63,278	$50,071
Hackett Technology Solutions	15,803	18,357	29,660	35,318

Total Revenue	$49,100	$45,512	$92,938	$85,389

The Hackett Group revenue increased 23%, or $6.1 million, and 26%, or $13.2 million, for the quarter and six months ended June 27, 2008, respectively, compared to the quarter and six months ended June 29, 2007. The increase in The Hackett Group revenue was mostly a result of a change in our go-to-market strategy beginning in early 2007 with the introduction of a new transformational benchmark which integrates a benchmark with a strategic transformation plan and our increased investment in international markets. As a result, we have seen an increase in the number of large multi-national clients and the average size of our engagements since the beginning of 2007 through June 27, 2008. This change is consistent with the expansion and positioning of our global strategic advisory delivery capabilities. During the quarters and six months ended June 27, 2008 and June 29, 2007, no customer accounted for greater than 5% of our total revenue.

As a result of the increase in our engagements with large multi-national clients, The Hackett Group continues to realize strong growth internationally with a 40% and 42% increase in revenue for the quarter and six months ended June 27, 2008, respectively, compared to the quarter and six months ended June 29, 2007. The Hackett Group International revenue, which is primarily based on the country of the contracting entity, accounted for 40% and 39% of The Hackett Group total revenue in the quarter and six months ended June 27, 2008, respectively, compared to 35% for both the quarter and six months ended June 29, 2007, respectively.

Revenue increases in The Hackett Group were offset by revenue decreases in Hackett Technology Solutions of 14%, or $2.6 million, and 16%, or $5.7 million, in the quarter and six months ended June 27, 2008, respectively, compared to the quarter and six months ended June 29, 2007. The decrease in revenue in Hackett Technology Solutions was primarily due to lower revenue from our Oracle group.

Reimbursements as a percentage of revenue during the quarters ended June 27, 2008 and June 29, 2007 were 9% and 11%, respectively, comparable to 10% for the six months ended June 27, 2008 and June 29, 2007, respectively.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 6%, or $1.4 million, and 4%, or $1.8 million, for the quarter and six months ended June 27, 2008, respectively, compared to the quarter and six months ended June 29, 2007. The increase in total cost of service was primarily due to The Hackett Group’s higher headcount and cost per professional, which was consistent with its revenue growth, partially offset by headcount reductions in Hackett Technology Solutions.

Total cost of service as a percentage of revenue decreased to 61% for the quarter ended June 27, 2008 from 64% for the quarter ended June 29, 2007, and decreased to 62% for the six months ended June 27, 2008 from 65% for the six months ended June 29, 2007, mostly due to the increase in The Hackett Group’s revenue. The growth in The Hackett Group revenue has resulted in a favorable impact to net income, as The Hackett Group revenue realized gross margins of 46% and 45% for the quarter and six months ended June 27, 2008, respectively, compared to Hackett Technology Solutions which realized gross margins of 29% and 26%, respectively, for the same periods. On a net revenue basis, The Hackett Group realized gross margins as a percentage of revenue of 50% and 49% for the quarter and six months ended June 27, 2008, respectively, compared to Hackett Technology Solutions which realized gross margins as a percentage of net revenues of 33% and 30%, respectively, for the same periods.

Selling, General and Administrative. Selling, general and administrative costs increased by 1%, or $0.2 million, and decreased by 12%, or $3.7 million, for the quarter and six months ended June 27, 2008, respectively, compared to the quarter and six months ended June 29, 2007. The decrease in the six months ended June 27, 2008, compared to the six months ended June 29, 2007, was primarily due to cost containment incentives initiated in early 2007 resulting in the re-alignment of our sales force, revised incentive compensation plans, and other general and administrative headcount reductions, combined with higher gains on foreign currency translations. Selling, general and administrative costs as a percentage of revenue decreased to 31% and 30% for the quarter and six months ended June 27, 2008, respectively, from 33% and 37% for the quarter and six months ended June 29, 2007, respectively.

Collections from Misappropriation. Collections from misappropriation of $350 thousand for the six months ended June 29, 2007 related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue.

We agreed to settlement terms with our former disbursement agent that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts were accounted for in collections from misappropriation, in the consolidated statements of operations in the period in which they were received.

Income Taxes. We recorded income taxes of $23 thousand and $130 thousand for the quarter and six months ended June 27, 2008, respectively, which reflected estimated annual tax rates of 1% and 2%, respectively, for certain federal and state taxes. For the quarter and six months ended June 29, 2007, we recorded income taxes of $68 thousand and $135 thousand, respectively, which reflected estimated annual tax rates of 1% and 18% for certain U.S. federal and state taxes.

Liquidity and Capital Resources

We have funded our operations primarily with cash flows generated from operations and the proceeds from our initial public offering. At June 27, 2008 and December 28, 2007, we had $16.2 million and $20.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets, and we had $600 thousand at June 27, 2008 and December 28, 2007 on deposit with a financial institution as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At June 27, 2008 and December 28, 2007, we had $3.5 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Prior to December 28, 2007, the Portfolio was classified as cash and cash equivalents and was reclassified as marketable investments at December 28, 2007 and in prior periods due to the liquidation of the Portfolio and suspension of all redemptions (see Note 6 to the consolidated financial statements for further detail).

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities	$3,177	$3,864

Cash flows from investing activities	$2,436	$(1,716)

Cash flows from financing activities	$(9,477)	$(1,553)

Net cash provided by operating activities was $3.2 million for the six months ended June 27, 2008, compared to $3.9 million for the six months ended June 29, 2007. During the six months ended June 27, 2008, net cash provided by operating activities was primarily attributable to earnings net of non-cash items including foreign currency gains, depreciation and amortization expense and non-cash stock compensation. The increases were mostly offset by higher accounts receivable and unbilled revenue due to an increase in revenue which resulted in an increase of five days in Days Sales Outstanding from December 28, 2007.

Net cash provided by operating activities during the six months ended June 29, 2007 was primarily attributable to earnings net of non-cash items including foreign currency gains, depreciation and amortization expense and non-cash stock compensation. Additionally, accounts receivable and unbilled revenue decreased primarily as a result of a decrease in Days Sales Outstanding from December 29, 2006, as well as an increase in accrued expenses and other liabilities.

Net cash provided by investing activities was $2.4 million for the six months ended June 27, 2008, compared to net cash used in investing activities of $1.7 million for the six months ended June 29, 2007. Cash provided by investing activities in the six months ended June 27, 2008 was primarily attributable to $3.5 million of redemptions of marketable investments at $0.97 per share, partially offset by $1.1 million in capital expenditures.

Net cash used in investing activities during the six months ended June 29, 2007 was primarily attributable to $1.1 million of capital expenditures and $0.7 million net redemptions of marketable investments.

Net cash used in financing activities was $9.5 million for the six months ended June 27, 2008, compared to $1.6 million for the six months ended June 29, 2007. Cash used in financing activities in the six months ended June 27, 2008 was primarily attributable to the repurchase of 2.5 million shares of our common stock at an average price of $3.97 per share, for a total cost of $9.8 million. Partially offsetting the 2008 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $143 thousand and exercises of stock options of $132 thousand.

Net cash used in financing activities in the six months ended June 29, 2007 was primarily attributable to the buyback of 509 thousand shares of our common stock at an average price of $3.44 per share, for a total cost of $1.8 million. Partially offsetting the 2007 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $170 thousand and exercises of stock options of $26 thousand.

During the quarter ended June 27, 2008, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval to $50.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 27, 2008, we repurchased approximately 675 thousand shares at an average price of $4.39, for a total cost of approximately $3.0 million, leaving $6.3 million available under our share buyback program. Subsequent to June 27, 2008, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval, since inception in 2002, to $55.0 million.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with FASB Staff Position FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities which we will adopt on January 3, 2009. For all financial assets and liabilities, we adopted SFAS No. 157 on December 29, 2007. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or liquidity.

At June 27, 2008, our financial instruments were carried at fair value in the consolidated balance sheet. The fair value of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of our investment in the Portfolio was based on Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions (see Note 6 in the notes to the consolidated financial statements for further detail on the Portfolio.)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 27, 2008, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and do not use derivative financial instruments in our investment portfolio. At June 27, 2008, we had $3.5 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and which is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes an estimated realized loss of $450 thousand which we recorded in 2007. Based on the market outlook and information relating to the Portfolio, there may be further declines in the fair value of the Portfolio. To the extent we determine there is a further decline in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment (see Note 6 in the consolidated financial statements for further detail). No additional impairment was recorded for the six months ended June 27, 2008.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the Euro. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position cash flows or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 27, 2008, the Company repurchased 674,835 shares of its common stock at a cost of approximately $3.0 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of December 28, 2007				$6,059,857
December 29, 2007 to January 25, 2008	252,569	$3.54	252,569	$5,167,017
January 26, 2008 to February 22, 2008 *	86,328	$3.84	86,328	$9,835,425
February 23, 2008 to March 28, 2008	1,445,010	$3.85	1,445,010	$4,266,177
March 29, 2008 to April 25, 2008	189,802	$4.10	189,802	$3,487,226
April 26, 2008 to May 23, 2008 *	442,393	$4.41	442,393	$6,536,356
May 24, 2008 to June 27, 2008	42,640	$5.39	42,640	$6,306,584

	2,458,742	$3.97	2,458,742

*	In February 2008 and May 2008, the Board of Directors approved an additional $5.0 million, respectively, to the Company’s share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 14, 2008, the following proposals were voted on by the Company’s security holders:

(i)	The election of two Directors (Edwin Huston and John Harris) to serve until the year 2011. The security holders elected all nominated Directors with votes cast as follows: Mr. Huston: 41,548,682 shares for and 132,099 shares withheld; Mr. Harris: 37,798,036 shares for and 3,882,745 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: Ted Fernandez, David Dungan, Richard Hamlin and Alan Wix.

(ii)	To approve an amendment to the Company’s 1998 Stock Option and Incentive Plan to raise the sublimit for restricted stock and restricted stock unit issuances thereunder by 1,500,000 shares. The security holders voted to approve the proposal with the votes cast as follows: 22,548,012 shares for, 5,503,350 against and 671,983 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 5, 2008	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

3.3++	Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant

3.4+++	Amendment to Amended and Restated Bylaws of the Registrant

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000
++	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007
+++	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008