Form 10-Q
period 2008-09-26
HACKETT GROUP, INC.
filed 2008-11-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 30, 2008, there were 39,488,818 shares of common stock outstanding.

The Hackett Group, Inc.

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 26, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,633	$20,061
Marketable investments	2,421	7,032
Accounts receivable and unbilled revenue, net of allowance of $1,470 and $1,484 at September 26, 2008 and December 28, 2007, respectively	30,910	29,735
Prepaid expenses and other current assets	3,884	1,586

Total current assets	60,848	58,414

Restricted cash	600	600
Property and equipment, net	5,698	5,709
Other assets	1,727	2,434
Goodwill, net	67,010	68,302

Total assets	$135,883	$135,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,075	$3,970
Accrued expenses and other liabilities	33,074	29,047

Total current liabilities	37,149	33,017
Accrued expenses and other liabilities, non-current	2,774	3,623

Total liabilities	39,923	36,640

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 39,839,845 and 42,879,446 shares issued and outstanding at September 26, 2008 and December 28, 2007, respectively	53	53
Additional paid-in capital	284,671	281,627
Treasury stock, at cost, 13,414,718 and 9,882,781 shares at September 26, 2008 and December 28, 2007, respectively	(50,152)	(33,940)
Accumulated deficit	(137,761)	(150,189)
Accumulated other comprehensive income	(851)	1,268

Total shareholders’ equity	95,960	98,819

Total liabilities and shareholders’ equity	$135,883	$135,459

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenue:
Revenue before reimbursements	$45,450	$41,834	$129,371	$118,500
Reimbursements	4,958	4,895	13,975	13,618

Total revenue	50,408	46,729	143,346	132,118
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $251 and $458 and $909 and $1,334 of stock compensation expense in the quarters and nine months ended September 26, 2008 and September 28, 2007, respectively)	24,551	23,363	72,810	69,806
Reimbursable expenses	4,958	4,895	13,975	13,618

Total cost of service	29,509	28,258	86,785	83,424
Selling, general and administrative costs (includes $792 and $638 and $2,178 and $1,832 of stock compensation expense in the quarters and nine months ended September 26, 2008 and September 28, 2007, respectively)	16,249	14,978	44,268	46,665
Collections from misappropriation	—	—	—	(350)

Total costs and operating expenses	45,758	43,236	131,053	129,739

Income from operations	4,650	3,493	12,293	2,379

Other income (expense):
Interest income	109	206	388	661
Interest expense	—	(1)	—	(94)

Income before income taxes	4,759	3,698	12,681	2,946
Income taxes	123	112	253	247

Net income	$4,636	$3,586	$12,428	$2,699

Basic net income per common share:
Net income per common share	$0.12	$0.08	$0.30	$0.06
Weighted average common shares outstanding	40,008	44,144	40,983	44,545

Diluted net income per common share:
Net income per common share	$0.11	$0.08	$0.30	$0.06
Weighted average common and common equivalent shares outstanding	41,571	44,786	42,068	45,446

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net income	$12,428	$2,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,540	1,586
Amortization expense	568	1,055
Provision for doubtful accounts	(10)	(180)
Gain on foreign currency translation	(873)	(404)
Non-cash compensation expense	3,087	3,166
Gain on sale of property and equipment	(32)	(46)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(1,200)	5,444
Increase in prepaid expenses and other assets	(2,207)	(1,421)
Increase (decrease) in accounts payable	105	(714)
Increase in accrued expenses and other liabilities	2,700	2,052

Net cash provided by operating activities	16,106	13,237

Cash flows from investing activities:
Purchases of property and equipment	(1,517)	(2,274)
Proceeds from sales of property and equipment	32	50
Purchases of marketable investments	—	(6,840)
Proceeds from redemptions of marketable investments	4,621	7,500

Net cash provided by (used in) investing activities	3,136	(1,564)

Cash flows from financing activities:
Proceeds from issuance of common stock	560	230
Repurchases of common stock	(16,212)	(5,864)

Net cash used in financing activities	(15,652)	(5,634)

Effect of exchange rate on cash	(18)	10

Net increase in cash and cash equivalents	3,572	6,049
Cash and cash equivalents at beginning of period	20,061	8,832

Cash and cash equivalents at end of period	$23,633	$14,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Cash paid for income taxes	$237	$330

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2007 included in the Annual Report Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended September 26, 2008 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with FASB Staff Position (“FSP”) FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities which the Company will adopt on January 3, 2009. For all financial assets and liabilities, the Company adopted SFAS No. 157 on December 29, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in determining the fair value of assets and liabilities for which there is no active market or the principal market for such asset or liability is not active. This FSP was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

At September 26, 2008, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of the Company’s investment in the Columbia Strategic Cash Portfolio (“Portfolio”) was based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions (see Note 6 for further detail on the Portfolio.)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on its consolidated financial statements.

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

Dilutive net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Basic weighted average common shares outstanding	40,008,298	44,143,920	40,983,204	44,544,980

Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,370,712	566,457	950,319	824,295
Common stock issuable upon the exercise of stock options	192,394	76,055	134,781	77,152

Dilutive weighted average common shares outstanding	41,571,404	44,786,432	42,068,304	45,446,427

Approximately 0.8 million and 1.5 million stock options were excluded from the computations of diluted net income per common share for the quarters ended September 26, 2008 and September 28, 2007, respectively, as their exercise price was higher than the Company’s average stock price.

3. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net income	$4,636	$3,586	$12,428	$2,699
Change in cumulative foreign currency on translation adjustment	(1,728)	273	(2,119)	174
Change in net unrealized gain on marketable investments	—	—	—	5

Comprehensive income	$2,908	$3,859	$10,309	$2,878

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

In 2004 and 2003, the Company recorded restructuring costs of $3.7 million and $4.9 million, respectively, to increase existing reserves to account for potentially higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. The 2004 and 2003 restructuring costs consisted of additions of $1.8 million and $3.1 million to the 2002 restructuring accrual, respectively, and $1.9 million and $1.8 million to the 2001 restructuring accrual, respectively. Also in 2004, the 2002 restructuring accrual was reduced by $370 thousand relating to the final settlement of a lease obligation which was recorded as income from discontinued operations in the consolidated statement of operations for year ended December 31, 2004.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5. Restructuring (continued)

The following tables set forth the detail and activity in the restructuring expense accruals during the nine months ended September 26, 2008 (in thousands):

2001 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at September 26, 2008
Closure and consolidation of facilities and related exit costs	$1,672	$(345)	$1,327

2002 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at September 26, 2008
Closure and consolidation of facilities and related exit costs	$3,084	$(477)	$2,607

2005 Restructuring Accrual

	Accrual Balance at December 28, 2007	Expenditures	Accrual Balance at September 26, 2008
Severance and other employee costs	$7	$—	$7
Closure and consolidation of facilities and related exit costs	923	(226)	697

	$930	$(226)	$704

6. Marketable Investments

As of September 26, 2008 and December 28, 2007, the Company had $2.4 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 7, 2007, the Portfolio was closed for redemptions to new investors and is currently under liquidation.

During the quarter and nine months ended September 26, 2008, the Company received redemptions from the Portfolio of $1.1 million and $4.6 million, respectively. Since the closing of the Portfolio, the Company has received total redemptions of $5.7 million, or 71%, of its investment at the date of liquidation, of which $357 thousand was received subsequent to September 26, 2008. The Portfolio continues to accrue and pay interest which the Company is recording as income once the collection of the interest is certain.

Based on Portfolio information available to the Company, the market outlook, and the expected timing of the remaining redemptions, the Company recorded a reserve on its investment in the Portfolio of $450 thousand in the quarter ended December 28, 2007. As of September 26, 2008, the Company had $333 thousand of the reserve remaining. No additional impairment was recorded during the nine months ended September 26, 2008.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 26, 2008	December 28, 2007
Accounts receivable	$23,482	$22,867
Unbilled revenue	8,898	8,352
Allowance for doubtful accounts	(1,470)	(1,484)

	$30,910	$29,735

Accounts receivable for the periods ending September 26, 2008 and December 28, 2007, is net of uncollected advanced billings. Unbilled revenue for the periods ending September 26, 2008 and December 28, 2007 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

8. Stock Based Compensation

During the nine months ended September 26, 2008, the Company issued 1,174,093 restricted stock units at a weighted average grant-date fair value of $3.72. The Company did not issue any restricted stock units during the quarter ended September 26, 2008. Additionally, during the quarter and nine months ended September 26, 2008, 56,829 and 236,373 restricted stock units and common stock subject to vesting requirements were forfeited at a weighted average grant-date fair value of $3.36 and $3.80, respectively. As of September 26, 2008, the Company had 2,084,800 restricted stock units outstanding at a weighted average grant-date fair value of $3.81. As of September 26, 2008, there was $4.9 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.45 years.

9. Shareholders’ Equity

Treasury Stock

During the quarter ended September 26, 2008, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval to $55.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 26, 2008, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $6.02, for a total cost of approximately $6.5 million. During the nine months ended September 26, 2008, the Company repurchased approximately 3.5 million shares of its common stock at an average price of $4.59 for a total cost of approximately $16.2 million, leaving $4.8 million available under the Company’s buyback program.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Total Revenue:
North America	$37,098	$35,807	$105,354	$103,846
International (primarily European countries)	13,310	10,922	37,992	28,272

Total	$50,408	$46,729	$143,346	$132,118

Long-lived assets were attributed to the following geographical areas (in thousands):
	September 26, 2008	December 28, 2007
Long-Lived Assets:
North America	$56,814	$57,066
International (primarily European countries)	17,621	19,379

Total	$74,435	$76,445

As of September 26, 2008 and December 28, 2007, international assets included $17.2 million and $18.8 million, respectively, of goodwill and intangible assets related to the REL acquisition in November 2005.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
The Hackett Group	$33,751	$30,294	$97,029	$80,365
Hackett Technology Solutions	16,657	16,435	46,317	51,753

Total Revenue	$50,408	$46,729	$143,346	$132,118

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue of such results.

	Quarter Ended				Nine Months Ended
	September 26, 2008		September 28, 2007		September 26, 2008		September 28, 2007
Revenue:
Revenue before reimbursements	$45,450	90.2%	$41,834	89.5%	$129,371	90.3%	$118,500	89.7%
Reimbursements	4,958	9.8%	4,895	10.5%	13,975	9.7%	13,618	10.3%

Total revenues	50,408	100.0%	46,729	100.0%	143,346	100.0%	132,118	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expense	24,551	48.7%	23,363	50.0%	72,810	50.8%	69,806	52.8%
Reimbursable expenses	4,958	9.8%	4,895	10.5%	13,975	9.7%	13,618	10.3%

Total cost of service	29,509	58.5%	28,258	60.5%	86,785	60.5%	83,424	63.1%
Selling, general and administrative costs	16,249	32.2%	14,978	32.1%	44,268	30.9%	46,665	35.3%
Collections from misappropriation	—	—	—	—	—	—	(350)	(0.3)%

Total costs and operating expenses	45,758	90.7%	43,236	92.6%	131,053	91.4%	129,739	98.1%

Income from operations	4,650	9.3%	3,493	7.4%	12,293	8.6%	2,379	1.9%

Other income:
Interest income, net	109	0.2%	205	0.4%	388	0.3%	567	0.4%

Income before income taxes	4,759	9.5%	3,698	7.8%	12,681	8.9%	2,946	2.3%
Income tax expense	123	0.2%	112	0.2%	253	0.2%	247	0.2%

Net income	$4,636	9.3%	$3,586	7.6%	$12,428	8.7%	$2,699	2.1%

Quarter and Nine Months Ended September 26, 2008 versus Quarter and Nine Months Ended September 28, 2007

Revenue. Revenue for the quarter and nine months ended September 26, 2008 increased 8%, to $50.4 million, and 8%, to $143.3 million, respectively, compared to the quarter and nine months ended September 28, 2007. The following table summarizes gross revenue (in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
The Hackett Group	$33,751	$30,294	$97,029	$80,365
Hackett Technology Solutions	16,657	16,435	46,317	51,753

Total Revenue	$50,408	$46,729	$143,346	$132,118

The Hackett Group revenue increased 11%, or $3.5 million, and 21%, or $16.7 million, for the quarter and nine months ended September 26, 2008, respectively, compared to the quarter and nine months ended September 28, 2007. The increase in The Hackett Group revenue was mostly a result of a change in our go-to-market strategy beginning in early 2007 with the introduction of a new transformational benchmark which integrates a benchmark with a strategic transformation plan and our increased investment in international markets. As a result, we have seen an increase in the number of large multi-national clients and the average size of our engagements since the beginning of 2007 through September 26, 2008. This change is consistent with the expansion and positioning of our global strategic advisory delivery capabilities. During the quarter and nine months ended September 26, 2008 one customer accounted for 8% and 5%, respectively, of our total revenue. During the quarter and nine months ended September 28, 2007, no customer accounted for greater than 4% of our total revenue.

As a result of the increase in our engagements with large multi-national clients, The Hackett Group continues to realize strong growth internationally with a 22% and 34% increase in international revenue for the quarter and nine months ended September 26, 2008, respectively, compared to the quarter and nine months ended September 28, 2007. The Hackett Group international revenue, which is primarily based on the country of the contracting entity, accounted for 39% of The Hackett Group’s total revenue in both the quarter and nine months ended September 26, 2008, compared to 36% and 35% for the quarter and nine months ended September 28, 2007, respectively.

Hackett Technology Solutions revenue increased 1%, or $0.2 million, for the quarter ended September 26, 2008, compared to the quarter ended September 28, 2007, primarily due to higher revenues from our Hyperion group. Revenue increases in The Hackett Group for the nine months ended September 26, 2008 were offset by revenue decreases in Hackett Technology Solutions of 11%, or $5.4 million, compared to the nine months ended September 28, 2007, was primarily due to lower revenue from our Oracle group.

Reimbursements as a percentage of revenue during the quarter and nine months ended September 26, 2008 were 10% and 11%, respectively, comparable to 10% for the quarter and nine months ended September 28, 2007, respectively.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 5%, or $1.2 million, and 4%, or $3.0 million, for the quarter and nine months ended September 26, 2008, respectively, compared to the quarter and nine months ended September 28, 2007. The increase in total cost of service was primarily due to The Hackett Group’s higher headcount and cost per professional, which was consistent with its revenue growth, partially offset by headcount reductions in Hackett Technology Solutions.

Total cost of service as a percentage of revenue before reimbursable expenses decreased to 49% for the quarter ended September 26, 2008, from 50% for the quarter ended September 28, 2007, and decreased to 51% for the nine months ended September 26, 2008, from 53% for the nine months ended September 28, 2007, mostly due to the increase in The Hackett Group’s revenue. The growth in The Hackett Group gross revenue has resulted in a favorable impact to net income, as The Hackett Group revenue produced gross margins of 48% and 46% for the quarter and nine months ended September 26, 2008, respectively, compared to Hackett Technology Solutions which produced gross margins of 30% and 28%, respectively, for the same periods. On a net revenue basis, The Hackett Group produced gross margins as a percentage of revenue of 52% and 51% for the quarter and nine months ended September 26, 2008, respectively, compared to Hackett Technology Solutions which produced gross margins as a percentage of net revenues of 34% and 31%, respectively, for the same periods.

Selling, General and Administrative. Selling, general and administrative costs increased by 8%, or $1.3 million, and decreased by 5%, or $2.4 million, for the quarter and nine months ended September 26, 2008, respectively, compared to the quarter and nine months ended September 28, 2007. The increase in the quarter ended September 26, 2008, compared to the quarter ended September 28, 2007, was primarily due to higher bonus accruals resulting from increased Company performance. The decrease in the nine months ended September 26, 2008, compared to the nine months ended September 28, 2007, was primarily due to cost containment incentives initiated in early 2007 resulting in the re-alignment of our sales force, revised incentive compensation plans, and other general and administrative headcount reductions, combined with higher gains on foreign currency translations. Selling, general and administrative costs as a percentage of revenue were 32% and 31% for the quarter and nine months ended September 26, 2008, respectively, compared to 32% and 35% for the quarter and nine months ended September 28, 2007, respectively.

Collections from Misappropriation. Collections from misappropriation of $350 thousand for the nine months ended September 28, 2007 related to collections received on funds that were misappropriated by our former UK disbursement agent. We learned of a misappropriation by our former UK disbursement agent in 2006, which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue.

We agreed to settlement terms with our former disbursement agent that resulted in the receipt of an initial cash payment of $350 thousand in January 2007 and the receipt of the final cash payment of $2.3 million in October 2007. These receipts were accounted for in collections from misappropriation, in the consolidated statements of operations in the period in which they were received.

Income Taxes. We recorded income taxes of $123 thousand and $253 thousand for the quarter and nine months ended September 26, 2008, respectively, which reflected estimated annual tax rates of 2.6% and 2.0%, respectively, for certain federal and state taxes. For the quarter and nine months ended September 28, 2007, we recorded income taxes of $112 thousand and $247 thousand, respectively, which reflected estimated annual tax rates of 3.0% and 8.4%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

At September 26, 2008 and December 28, 2007, we had $23.6 million and $20.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets, and we had $600 thousand at September 26, 2008 and December 28, 2007 on deposit with financial institutions as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At September 26, 2008 and December 28, 2007, we had $2.4 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Prior to December 28, 2007, the Portfolio was classified as cash and cash equivalents, and was reclassified at December 28, 2007 and for all prior periods to marketable investments, due to the liquidation of the Portfolio and suspension of all redemptions (see Note 6 to the consolidated financial statements for further detail).

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities	$16,106	$13,237

Cash flows from investing activities	$3,136	$(1,564)

Cash flows from financing activities	$(15,652)	$(5,634)

Net cash provided by operating activities was $16.1 million for the nine months ended September 26, 2008, compared to $13.2 million for the nine months ended September 28, 2007. During the nine months ended September 26, 2008, net cash provided by operating activities was primarily attributable to earnings, net of non-cash items including foreign currency gains, depreciation and amortization expense, and non-cash stock compensation. Additionally, we had higher accrued expenses and other liabilities during the nine months ended September 26, 2008, primarily due to the timing of the payroll cycle. The increases were mostly offset by higher prepaid expenses and other assets, and higher accounts receivable and unbilled revenue at September 26, 2008, offset by a four day decrease in Days Sales Outstanding from December 28, 2007.

Net cash provided by operating activities for the nine months ended September 28, 2007 was primarily attributable to the net collections of accounts receivable and unbilled revenue of $5.4 million, which resulted in a decrease in Days Sales Outstanding of 26 days from December 29, 2006. Additionally, accrued expenses and other liabilities increased primarily due to timing of the payroll cycle. The increases were partially offset by higher prepaid expenses and other assets due mostly to higher deferred commissions and lower accounts payable due to timing of vendor payments.

Net cash provided by investing activities was $3.1 million for the nine months ended September 26, 2008, compared to net cash used in investing activities of $1.6 million for the nine months ended September 28, 2007. Cash provided by investing activities in the nine months ended September 26, 2008 was primarily attributable to $4.6 million of Portfolio redemptions, partially offset by $1.5 million in capital expenditures.

Net cash used in investing activities for the nine months ended September 28, 2007 was primarily attributable to $2.3 million of capital expenditures and $660 thousand of net Portfolio redemptions.

Net cash used in financing activities was $15.7 million for the nine months ended September 26, 2008, compared to $5.6 million for the nine months ended September 28, 2007. Cash used in financing activities for the nine months ended September 26, 2008 was primarily attributable to the repurchase of 3.5 million shares of our common stock at an average price of $4.59 per share, for a total cost of $16.2 million. Partially offsetting the 2008 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $328 thousand and exercises of stock options of $232 thousand.

Net cash used in financing activities for the nine months ended September 28, 2007 was primarily attributable to the buyback of 1.7 million shares of our common stock at an average price of $3.46 per share, for a total cost of $5.9 million. Partially offsetting the 2007 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $171 thousand and exercises of stock options of $59 thousand.

During the quarter ended September 26, 2008, the Board of Directors approved an additional $5.0 million authorization under our share repurchase program, thereby increasing the total approval to $55.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 26, 2008, we repurchased approximately 1.1 million shares at an average price of $6.02, for a total cost of approximately $6.5 million, leaving $4.8 million available under our share buyback program.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with FASB Staff Position (“FSP”) FAS No. 157 (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, the FASB has deferred the implementation of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities which we will adopt on January 3, 2009. For all financial assets and liabilities, we adopted SFAS No. 157 on December 29, 2007. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in determining the fair value of assets and liabilities for which there is no active market or the principal market for such asset or liability is not active. This FSP was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

At September 26, 2008, our financial instruments were carried at fair value in the consolidated balance sheet. The fair value of our short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments. The fair value of our investment in the Portfolio was based on Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions (see Note 6 to the consolidated financial statements for further detail on the Portfolio.)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 26, 2008, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and do not use derivative financial instruments in our investment portfolio. At September 26, 2008, we had $2.4 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and which is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes a reserve of $450 thousand which we recorded in 2007. As of September 26, 2008, we had $333 thousand of the reserve remaining. Based on the market outlook and information relating to the Portfolio, there may be further declines in the fair value of the Portfolio. To the extent we determine there is a further decline in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment (see Note 6 to the consolidated financial statements for further detail). No additional impairment was recorded for the nine months ended September 26, 2008.

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

During the quarter ended September 26, 2008, the Company repurchased 1,073,195 shares of its common stock at a cost of approximately $6.5 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of December 28, 2007				$6,059,857
December 29, 2007 to January 25, 2008	252,569	$3.54	252,569	$5,167,017
January 26, 2008 to February 22, 2008 *	86,328	$3.84	86,328	$9,835,425
February 23, 2008 to March 28, 2008	1,445,010	$3.85	1,445,010	$4,266,177
March 29, 2008 to April 25, 2008	189,802	$4.10	189,802	$3,487,226
April 26, 2008 to May 23, 2008 *	442,393	$4.41	442,393	$6,536,356
May 24, 2008 to June 27, 2008	42,640	$5.39	42,640	$6,306,584
June 28, 2008 to July 25, 2008	37,442	$5.51	37,442	$6,100,371
July 26, 2008 to August 22, 2008*	707,256	$6.20	707,256	$6,713,285
August 23, 2008 to September 26, 2008	328,497	$5.68	328,497	$4,847,544

	3,531,937	$4.59	3,531,937

*	In February 2008, May 2008 and August 2008, the Board of Directors approved an additional $5.0 million, in each period, to the Company’s share repurchase program.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index to Exhibits on page 20, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 5, 2008	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1+	Second Amended and Restated Articles of Incorporation of the Registrant, as amended

3.2+	Amended and Restated Bylaws of the Registrant, as amended

3.3++	Articles of Amendment to Third Amended and Restated Articles of Incorporation of the Registrant

3.4+++	Amendment to Amended and Restated Bylaws of the Registrant

10.1	Outside Director Restricted Stock Unit Agreement

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000
++	Incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007
+++	Incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008