Form 10-K
period 2009-01-02
HACKETT GROUP, INC.
filed 2009-03-18
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 0-24343

The Hackett Group, Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0750100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Brickell Bay Drive, Suite 3000 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 375-8005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.001 per share	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $173,280,054 on June 27, 2008 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 6, 2009 was 39,188,148.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2009 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions and interest rates. An additional description of our risk factors is described in Part 1 – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

GENERAL

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett”). We were originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 4,000 benchmarking engagements, executives use Hackett’s empirically based approach to quickly define and prioritize initiatives to enable world-class performance. Through its REL brand, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Hackett Technology Solutions group (“HTS”). Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with 2,700 major corporations and government agencies, including 97% of the Dow Jones Industrials, 73% of the Fortune 100, 73% of the DAX and 50% of the FTSE 100.

In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors.

Heading into 2009, it is clear that we will face a more challenging economic environment. We believe that our offerings are well aligned with the pressure that all organizations currently face to reduce costs and optimize cash balances. The question is whether organizations can make the changes themselves or whether they will turn to other organizations for assistance. The key for us is to continue to ensure that our clients understand that our unique intellectual capital and implementation expertise will enable them to make the necessary changes in a targeted and timely manner.

Specifically, organizations must ensure that their underlying business processes are allowing them to efficiently support their operations and achieve their financial targets in an increasingly difficult economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement consulting spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We expect companies to continue to look for ways to centralize, standardize and automate business processes by leveraging highly educated, low cost offshore labor markets. In today’s environment, clients must be clearly convinced that you can help them achieve their targeted results in a timely manner.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Utilizing the performance metrics and our vast repository of best practices that emanate from over 4,000 benchmark studies, combined with the global implementation insight of our transformation and technology associates, Hackett has created a series of process and technology tools that allow clients to effect proven sustainable performance improvement.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other best practice implementation engagements, to correlate best practices with superior performance levels. We use Hackett intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflow that is enabled by enterprise software applications. The repository of best practice process flows and software configuration guides reside in the Best Practice Intelligence Center portal and are used throughout the term of a project to ensure that best practices are identified and implemented. This coordinated approach addresses people, process, information access and technology.

Because Hackett solutions are based on Hackett-Certified™ practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness, increased flexibility, optimized return on investment and reduced implementation risk.

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

Similarly, we integrate Hackett-Certified™ practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages from Oracle, Hyperion and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of enterprise resource planning (“ERP”) software, while limiting customization. Best practice implementations establish the foundation for improved performance.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include strategic consulting firms, executive research advisory firms, international and regional management consulting and IT firms, and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. Very few of our competitors have proprietary intellectual capital similar to the performance metrics and best practice implementation insight that emanates from our Transformational Benchmark offering.

In spite of our size relative to our competitor group, we believe our competitive position is strong. With Hackett best practice intellectual capital and its direct link to our BPI approach, we believe we can uniquely assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 4,000 benchmark studies for over 2,700 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, deliver a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our intellectual capital-centric approach, gives us a competitive advantage.

STRATEGY

Moving forward, our focus will be on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long term growth prospects lie in our ability to extend our unique market permission to help clients measure their performance improvement opportunity, or gap analysis, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Executive Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our transformation and other best practice implementation offerings resulting in exponential revenue per client.

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost, performance gains and improved returns on their investments. Our clients attribute their decision to use us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, transformation or research activities. Additional BPI updates are also driven by new software releases that drive new innovation in business process automation.

•

Create strategic relationships that help us leverage and expand our Hackett intellectual capital base as well as grow our revenue. We continue to believe that there are other organizations which can help us grow revenue and intellectual capital consistent with our strategy. Such relationships include programs that we have executed with other consulting organizations, industry trade groups and software providers.

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our progress will be our ability to attract, retain, develop and motivate associates. In the latter part of 2008, we rolled out a new talent management initiative that included a new performance management program and a new comprehensive personal development training curriculum. Our 2009 plans call for the expansion of these initiatives along with new mentoring and other associate development programs specifically targeted to improve our execution.

•

Leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24 hour/5 day operations.

•

Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our IP. We believe that our unique Hackett access and our BPI approach, coupled with our strong balance sheet and infrastructure, can be utilized to support a larger organization. We believe that acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus. For example, our acquisition of REL Consultancy Group Limited (“REL”) in 2005 expanded our knowledge and capabilities into working capital management and expanded our client base and exposure to additional markets abroad.

OUR OFFERINGS

We offer a comprehensive range of services, including executive advisory programs, benchmarking, business transformation and technology consulting services. With strategic and functional knowledge in finance, human resources, information technology procurement, supply chain management, corporate services, customer service and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

The Hackett Group

•	Executive Advisory Programs

On-demand access provides world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory). Our advisory programs include a mix of the following deliverables:

•

Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative processes (“SG&A”).

•

Best Practice Research: Empirically-based research and insight derived from Hackett benchmark and transformation studies. Our research provides detailed insights into the most significant proven approaches in use at world-class organizations that yield superior business results.

•

Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership performance surveys and client-submitted content provide ongoing peer learning and networking opportunities.

•

Best Practice Intelligence Center: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive Advisory Program Members and their support teams.

•	Benchmarking Services

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 2,700 global organizations. This includes 97% of the Dow Jones Industrials, 73% of the Fortune 100, 73% of the DAX and 50% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, shared service centers and working capital management. Hackett has identified over 1,400 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

•	Business Transformation

Our Business Transformation programs help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams utilize Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information.

Through REL, a global leader in generating cash improvement from working capital, we offer services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

Hackett Technology Solutions (“HTS”)

Our HTS professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on the following application providers: Oracle, PeopleSoft, SAP, Hyperion and several leading time and attendance providers. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our HTS teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide offshore application development and support services. These services include post-implementation support for select business application platforms. Our HTS group also includes a division responsible for the sale and maintenance support of the SAP suite of ERP applications.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2008 and 2007, our ten most significant clients accounted for approximately 25% of revenue, and no client generated more than 5% of total revenue. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT, MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal in 2008 was to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI. Our Hackett and BPI message have remained the central focus of our marketing and communications programs in 2008 which helped to expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. In 2008, the compensation programs for our associates reflected an emphasis optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Programs. For our HTS groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

•

The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets and are primarily focused on developing new relationships and are aligned to our core practice areas within their target accounts. They also handle opportunities in their geographic territories as they arise.

•

The Business Development Associates are comprised of trained groups of telemarketing specialists who are conversant with their respective solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.

•

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

•

Regional Accounts are accounts within a specified geographic location. These accounts mostly include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts and are handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

•

Strategic Alliance Accounts are accounts that allow us to partner with organizations of greater scale or different skill sets or with software developers which enables all parties to jointly market their products and services to prospective clients.

MANAGEMENT SYSTEMS

Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge base to be shared by all associates worldwide on a real-time basis. Our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate the new employees and business systems we have acquired.

TALENT MANAGEMENT

We fully believe that our culture fosters intellectual creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution. Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•	Continuous development of our associates, our unique content business model and our knowledge base;

•	Diversity of backgrounds, skills and experiences;

•	Knowledge capture, contribution and utilization; and

•	Collaboration with one another, with our partners and with our clients

Our human resources staff includes seasoned professionals in North America, Europe and India who support our practices by, among other things, administering our benefit programs and facilitating the hiring process. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

As of January 2, 2009, we had approximately 724 associates, approximately 76% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France our associates enjoy the benefit of certain government mandated regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time we also engage consultants as independent contractors.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. The mission of our Community Council, which operates in each of the cities where we have offices, is to strive to leave the markets, communities and clients we serve better than how we found them. We do so by building a strong sense of community, with collaboration and personal interaction from all of our associates, through both volunteer and service programs and social gatherings.

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports, available free of charge at our website http://www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any material that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Also available on our website, free of charge, are copies of our Code of Conduct and Ethics, and the charter for the Audit Committee of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics applicable to our senior financial officers, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller on our website within four business days following the date of the amendment or waiver.

ITEM 1A.	RISK FACTORS

Our business is subject to risks. The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or printed elsewhere by management from time to time.

Our results of operations could be negatively affected by global economic conditions.

Current global economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, or cause project cancellations, or delay consulting services for which they have engaged us. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our quarterly operating results may vary.

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•	the number, size, timing and scope of client engagements;

•	customer concentration;

•	long and unpredictable sales cycles;

•	contract terms of client engagements;

•	degrees of completion of client engagements;

•	client engagement delays or cancellations;

•	competition for and utilization of employees;

•	how well we estimate the resources and effort we need to complete client engagements;

•	the integration of acquired businesses;

•	pricing changes in the industry;

•	economic conditions specific to business and information technology consulting; and

•	global economic conditions.

A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in client engagements or in consultant utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe our quarter-to-quarter operating results should not be used to predict future performance.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2008, our ten largest clients accounted for approximately 25% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to successfully integrate businesses, which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	failure to retain existing clients;

•	unanticipated events or circumstances;

•	unknown claims or liabilities;

•	amortization of certain acquired intangible assets; and

•	operating in new or unfamiliar geographies.

Client dissatisfaction or performance problems at a single acquired business could have a material adverse impact on our reputation as a whole. Further, we cannot assure you that our future acquired businesses will generate anticipated revenue or earnings.

Difficulties in integrating businesses we may acquire in the future may demand time and attention from our senior management.

Integrating businesses we may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability or realize sufficient revenue to justify our investment. If we encounter unexpected problems at one of the acquired businesses as we try to integrate it into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

Our markets are highly competitive.

We may not be able to compete effectively with current or future competitors. The business consulting and IT services markets are highly competitive. We expect competition to further intensify as these markets continue to evolve. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms.

In addition, there are relatively low barriers to entry into the business consulting and IT services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance, than ours, which could significantly decrease our revenue and the value of your investment.

We may not be able to hire, train, motivate, retain and manage professional staff.

To succeed, we must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services we offer is intense. We might not be able to hire enough skilled employees or train, motivate, retain and manage the employees we hire. This could hinder our ability to complete existing client engagements and bid for new ones. Hiring, training, motivating, retaining and managing employees with the skills we need is time-consuming and expensive.

We could lose money on our contracts.

As part of our strategy, from time to time, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. We maintain an Office of Risk Management (“ORM”) that evaluates and attempts to mitigate delivery risk associated with complex projects. In connection with their review, ORM analyzes the critical estimates associated with these projects. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. In the past, we have, on occasion, engaged in negotiations with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

Lack of detailed written contracts could impair our ability to recognize revenue for services performed, collect fees, protect our IP and protect ourselves from liability to others.

We protect ourselves by entering into detailed written contracts with our clients covering the terms and contingencies of the client engagement. In some cases, however, consistent with what we believe to be industry practice, work is performed for clients on the basis of a limited statement of work or verbal agreement before a detailed written contract can be finalized. Revenue is not recognized on a project prior to receiving a signed contract. To the extent that we fail to have detailed written contracts in place, our ability to collect fees, protect our IP and protect ourselves from liability to others may be impaired.

Our corporate governance provisions may deter a financially attractive takeover attempt.

Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition which shareholders may consider favorable, including transactions in which shareholders would receive a premium for their shares. These provisions include the following:

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

In addition, our Board of Directors has adopted a shareholder rights plan. Subject to certain exceptions, in the event that a person or group in the future becomes the beneficial owner of 15% or more of our common stock (or in the case of Liberty Wanger Asset Management, L.P. and its affiliates 20%), or commences, or publicly announces, an intention to commence a tender or exchange offer which would result in its ownership of 15% or more of our outstanding common stock, then the rights issued to our shareholders in connection with this plan will allow our shareholders to purchase shares of our common stock at 50% of its then current market value. In addition, if we are acquired in a merger, or 50% or more of our assets are sold in one or more related transactions, our shareholders would have the right to purchase the common stock of the acquiring company at half the then current market price of such common stock.

We may lose large clients or may not be able to secure targeted follow-on work or client retention rates.

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with 30 days’ notice and without penalty. As a result, if we lose a major client or large client engagement, our revenue will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large engagement, our business, financial condition and results of operations could be materially and adversely affected. Also, if we fail to collect a large accounts receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

We also derive a portion of our revenue from annual memberships for our Executive Advisory Programs. Our growth prospects therefore depend on our ability to achieve and sustain renewal rates on programs and to successfully launch new programs. Failure to achieve renewal rate levels or to successfully launch new programs and services could have an adverse effect on our operating results.

If we are unable to protect our IP rights or infringe on the IP rights of third parties, our business may be harmed.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license IP. Although we enter into confidentiality agreements with our employees and limit distribution of proprietary information, there can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of proprietary information, or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights.

Although we believe that our services do not infringe on the IP rights of others and that we have all rights necessary to utilize the IP employed in our business, we are subject to the risk of claims alleging infringement of third-party IP rights. Any claims could require us to spend significant sums in litigation, pay damages, develop non-infringing IP or acquire licenses to the IP that is the subject of asserted infringement.

The market price of our common stock may fluctuate widely.

The market price of our common stock could fluctuate substantially due to:

•	future announcements concerning us or our competitors;

•	quarterly fluctuations in operating results;

•	announcements of acquisitions or technological innovations;

•	changes in earnings estimates or recommendations by analysts; or

•	current market volatility.

In addition, the stock prices of many business and technology services companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuation in the market price of our common stock may impact our ability to finance our operations and retain personnel.

We earn revenue, incur costs and maintain cash balances in multiple currencies, and currency fluctuations could adversely affect our financial results.

We have increasing international operations, where we earn revenue and incur costs in various foreign currencies, primarily the British Pound and the Euro. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenue, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenue and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. Dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the U.S. could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available without legal restrictions to fund ordinary business operations. However, any fluctuations in foreign currency exchange rates could materially impact the availability and amount of these funds available for transfer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,780 square feet and expires June 30, 2010. We also have offices in Atlanta, Philadelphia, Frankfurt, London, Paris, Hyderabad and Sydney. As of January 2, 2009, we had operating leases that extend through December 2016. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our financial position, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NASDAQ Stock Market (“NASDAQ”) under the NASDAQ symbol, “ANSR” since our initial public offering on May 28, 1998 through January 31, 2008. In conjunction with our name change, we began trading on the NASDAQ under the NASDAQ symbol, “HCKT,” effective January 31, 2008. The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the NASDAQ.

	High	Low
2008
Fourth Quarter	$5.74	$2.07
Third Quarter	$6.65	$5.00
Second Quarter	$5.91	$3.73
First Quarter	$4.84	$3.25

2007
Fourth Quarter	$5.00	$3.07
Third Quarter	$3.91	$3.06
Second Quarter	$3.72	$3.11
First Quarter	$3.65	$3.00

The closing sale price for the common stock on March 6, 2009 was $2.25.

As of March 6, 2009, there were approximately 359 holders of record of our common stock and 39,188,148 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2009 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 2, 2004 with the NASDAQ Composite Index and a Peer Group Index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 2, 2004.

*$100 invested on 12/31/03 in stock & 12/04 in index including reinvestment of dividends.

Index calculated on month-end basis.

	1/2/04	12/31/04	12/30/05	12/29/06	12/28/07	1/2/09
The Hackett Group, Inc.	$100.00	$83.36	$76.03	$55.10	$80.86	$51.34
NASDAQ Composite Index	$100.00	$110.08	$112.88	$126.51	$138.13	$80.47
Peer Group	$100.00	$99.83	$83.24	$89.50	$63.78	$22.79

The Peer Group includes BearingPoint Inc., Diamond Management & Technology Consultants, eLoyalty Corporation, Sapient Corp and Technology Solutions Company.

Company Dividend Policy

We have not paid, nor do we expect to pay, any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. As of January 2, 2009, the cumulative authorization was for up to $55.0 million, with approximately $2.0 million available for future purchases. In the fiscal year ended January 2, 2009, we repurchased approximately $19.1 million of our common stock. This brings our cumulative purchases under the plan to $33.9 million. Subsequent to January 2, 2009, the Board of Directors approved an additional $5.0 million to our share repurchase program. All repurchases are made in the open market, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended January 2, 2009:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of December 28, 2007	—	$—	—	$6,059,857
December 29, 2007 to January 25, 2008	252,569	$3.54	252,569	$5,167,017
January 26, 2008 to February 22, 2008 *	86,328	$3.84	86,328	$9,835,425
February 23, 2008 to March 28, 2008	1,445,010	$3.85	1,445,010	$4,266,177
March 29, 2008 to April 25, 2008	189,802	$4.10	189,802	$3,487,226
April 26, 2008 to May 23, 2008 *	442,393	$4.41	442,393	$6,536,356
May 24, 2008 to June 27, 2008	42,640	$5.39	42,640	$6,306,584
June 28, 2008 to July 25, 2008	37,442	$5.51	37,442	$6,100,371
July 26, 2008 to August 22, 2008 *	707,256	$6.20	707,256	$6,713,285
August 23, 2008 to September 26, 2008	328,497	$5.68	328,497	$4,847,544
September 27, 2008 to October 24, 2008	340,241	$4.04	340,241	$3,474,492
October 25, 2008 to November 21, 2008	240,947	$2.49	240,947	$2,874,010
November 22, 2008 to January 2, 2009	356,552	$2.57	356,552	$1,958,622

	4,469,677	$4.27	4,469,677

*	In February 2008, May 2008 and August 2008, the Board of Directors approved an additional $5.0 million, in each period, to our share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth selected financial information for Hackett as of and for each of the years in the five-year period ended January 2, 2009, and has been derived from our audited financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 2,	December 28,	December 29,	December 30,	December 31,
	2009	2007	2006	2005	2004
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$173,217	$158,973	$162,167	$146,693	$129,339
Reimbursements	18,884	18,035	18,388	16,625	14,208

Total revenue (1)	192,101	177,008	180,555	163,318	143,547

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	96,844	91,853	96,637	85,620	78,649
Reimbursable expenses	18,884	18,035	18,388	16,625	14,208

Total cost of service	115,728	109,888	115,025	102,245	92,857
Selling, general and administrative costs	58,474	60,746	63,518	57,604	47,937
Restructuring costs	—	—	6,313	2,923	3,749
Loss (collections) from misappropriation, net	—	(2,574)	341	1,037	592

Total costs and operating expenses	174,202	168,060	185,197	163,809	145,135

Income (loss) from operations	17,899	8,948	(4,642)	(491)	(1,588)
Other income:
Interest income, net	442	775	507	1,089	802
Loss on marketable investments	—	(450)	—	—	—

Income (loss) before income taxes and income from discontinued operations	18,341	9,273	(4,135)	598	(786)
Income tax expense (benefit)	465	278	913	(6)	324

Income (loss) from continuing operations	17,876	8,995	(5,048)	604	(1,110)
Income from discontinued operations, net of income taxes	—	—	—	—	370

Net income (loss)	$17,876	$8,995	$(5,048)	$604	$(740)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.44	$0.20	$(0.11)	$0.01	$(0.03)
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$0.01
Net income (loss) per common share	$0.44	$0.20	$(0.11)	$0.01	$(0.02)
Weighted average common shares outstanding	40,471	44,127	44,653	43,575	44,188

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.43	$0.20	$(0.11)	$0.01	$(0.03)
Income from discontinued operations, net of income taxes	$—	$—	$—	$—	$0.01
Net income (loss) per common share	$0.43	$0.20	$(0.11)	$0.01	$(0.02)
Weighted average common and common equivalent shares outstanding	41,498	44,978	44,653	45,302	44,188

Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,060	$20,061	$8,832	$13,905	$11,329
Marketable investments	$1,727	$7,032	$10,753	$14,100	$37,463
Restricted cash	$600	$600	$600	$4,257	$3,000
Working capital	$24,301	$25,397	$26,761	$27,293	$48,916
Total assets	$133,664	$135,459	$133,266	$151,881	$128,733
Shareholders’ equity	$93,917	$98,819	$98,455	$99,039	$98,910

(1)	In November 2005, the Company purchased REL. As a result of the purchase, total revenue included $20.1 million in the 2006 results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to the Hackett Group, Inc. (“Hackett”). We were originally incorporated on April 23, 1997. Hackett is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through 4,000 benchmark studies over 15 years at 2,700 of the world’s leading companies.

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

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgment that is often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

Our revenue is principally derived from fees for services generated on a project-by-project basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, net of sales tax. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenue for time and materials contracts is recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and is recognized in the period in which services are performed.

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, our project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If our estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in total cost of service.

For contracts with multiple elements, revenue is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Additionally, we earn revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

Unbilled revenue represents revenue for services performed that have not been invoiced. If we do not accurately estimate the scope of the work to be performed, or we do not manage our projects properly within the planned periods of time, or we do not meet our clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such reductions in margins or contract losses could be material to our results of operations.

Revenue before reimbursements excludes reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses is included in cost of service.

The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

In assessing the recoverability of goodwill and long-lived identifiable assets, management makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best judgment, using appropriate and customary assumptions available at the time.

Restructuring Reserves

Restructuring reserves reflect judgments and estimates of our ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to sublease space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from our estimates, we may be required to record additional charges in the future.

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

Effective December 30, 2006, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We report the penalties and tax-related interest expense as a component of income tax expense in our consolidated statement of operations.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs adversely from that currently expected, it would result in income or a charge to earnings when determined.

The foregoing list was not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. Please see our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31st. Fiscal years 2008, 2007 and 2006 ended on January 2, 2009, December 28, 2007 and December 29, 2006, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Year Ended
	January 2, 2009		December 28, 2007		December 29, 2006
Revenue:
Revenue before reimbursements	$173,217	90.2%	$158,973	89.8%	$162,167	89.8%
Reimbursements	18,884	9.8%	18,035	10.2%	18,388	10.2%

Total revenue	192,101	100.0%	177,008	100.0%	180,555	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	96,844	50.4%	91,853	51.9%	96,637	53.5%
Reimbursable expenses	18,884	9.8%	18,035	10.2%	18,388	10.2%

Total cost of service	115,728	60.2%	109,888	62.1%	115,025	63.7%

Selling, general and administrative costs	58,474	30.4%	60,746	34.3%	63,518	35.2%
Restructuring costs	—	—	—	—	6,313	3.5%
Loss (collections) from misappropriation, net	—	—	(2,574)	-1.5%	341	0.2%

Total costs and operating expenses	174,202	90.6%	168,060	94.9%	185,197	102.6%

Income (loss) from operations	17,899	9.4%	8,948	5.1%	(4,642)	-2.6%

Other income:
Interest income, net	442	0.2%	775	0.4%	507	0.3%
Loss on marketable investments	—	—	(450)	-0.3%	—	—

Income (loss) before income taxes	18,341	9.6%	9,273	5.2%	(4,135)	-2.3%
Income tax expense	465	0.2%	278	0.2%	913	0.5%

Net income (loss)	$17,876	9.4%	$8,995	5.0%	$(5,048)	-2.8%

Comparison of 2008 to 2007

Overview. We reported net income of $17.9 million in 2008, an increase of 99%, as compared to net income of $9.0 million in 2007, which primarily resulted from the continuing growth of The Hackett Group, which drives a higher gross margin than Hackett Technology Solutions. In 2007 we reported net income of $9.0 million which included a $2.6 million recovery from our former United Kingdom (UK) disbursement agent which is included in the loss (collections) from misappropriation, net.

Revenue. We are a global company with operations primarily in the United States and Western Europe. As a result, our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and is affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between 2007 and 2008; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
The Hackett Group	$130,815	$110,281	$92,829
Hackett Technology Solutions	61,286	66,727	87,726

Total Revenue	$192,101	$177,008	$180,555

Revenue increased 9%, or 10% in constant currency, to $192.1 million in 2008 from $177.0 million in 2007. The increase was primarily a result of the increase in The Hackett Group revenue of 19%, or 21% in constant currency, to $130.8 million in 2008, as compared to $110.3 million in 2007. The increase in The Hackett Group revenue was mostly a result of a change in our go-to-market strategy beginning in early 2007 with the introduction of a new transformational benchmark which integrates a benchmark with a strategic transformation plan, as well as our increased focus in Europe. As a result of the new strategy, we have seen an increase in the number of large multi-national clients and the average size of our engagements since the beginning of 2007, which is consistent with the expansion and positioning of our global strategic advisory delivery capabilities.

With the increase in our engagements with large multi-national clients, The Hackett Group has continued to realize strong international growth with a 20% increase in international revenue, or 29% in constant currency, in 2008. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, represented 38%, or 39% in constant currency, of The Hackett Group’s total revenue in 2008, as compared to 38% in 2007.

The revenue increases in The Hackett Group were offset by revenue decreases in our Hackett Technology Solutions group of 8%, or $5.4 million, to $61.3 million in 2008, as compared to $66.7 million in 2007. The decrease in Hackett Technology Solutions revenue was primarily due to lower revenue from our Oracle group.

Reimbursements as a percentage of revenue were comparable at 10% during fiscal years 2008 and 2007. In fiscal years 2008 and 2007, no customer had revenue greater than 5% of total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 5% to $96.8 million in 2008 from $91.9 million in 2007. The increase in cost of service before reimbursable expenses was primarily due to The Hackett Group’s higher headcount and cost per professional, which was consistent with its revenue growth and increased incentive compensation due to our improved Company performance, partially offset by headcount reductions in Hackett Technology Solutions in 2008, consistent with market demands. Cost of service is also denominated in multiple currencies and is therefore affected by currency exchange rate fluctuations.

Total cost of service as a percentage of revenue decreased to 60% in 2008, from 62% in 2007, mostly due to the increase in The Hackett Group’s revenue, partially offset by higher incentive compensation related to our improved Company performance in 2008. The growth in The Hackett Group gross revenue has resulted in a favorable impact to net income, as The Hackett Group generated gross margins of 46% in 2008, compared to Hackett Technology Solutions which generated gross margins of 28% for the same period. On a net revenue or revenue before reimbursements basis, The Hackett Group generated gross margins as a percentage of revenue of 51% in 2008, compared to Hackett Technology Solutions which generated gross margins as a percentage of net revenue of 32%, for the same period.

Selling, General and Administrative. Selling, general and administrative costs decreased 4% to $58.5 million in 2008 from $60.7 million in 2007. Additionally, as a percentage of revenue, selling, general and administrative costs decreased 4% to 30% in 2008, as compared to 34% in 2007. The decrease was primarily due to cost containment incentives initiated in early 2007 which resulted in the re-alignment of our sales force, revised incentive compensation plans, and other general and administrative headcount reductions, combined with higher gains on foreign currency transactions, partially offset by increased incentive compensation resulting from our improved Company performance in 2008.

Loss (Collections) from Misappropriation, net. The 2007 collection of $2.6 million related to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, we learned of a misappropriation by our former disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006. We agreed with our former disbursement agent to settlement terms that resulted in an initial cash payment to us in January 2007 of $350 thousand and the final cash payment of $2.2 million in October 2007. The collections were accounted for as income in the period collected.

Loss on Marketable Investments. As of January 2, 2009 we had an investment in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 10, 2007, we were notified by the financial institution that the Portfolio was closing and being liquidated and that all redemptions would be suspended. Based on the Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions, we recorded a loss on the marketable investments of $450 thousand in the year ended December 28, 2007. As of January 2, 2009, we had a net balance of $1.7 million remaining in the Portfolio, of which $238 thousand remained in the reserve. No additional reserve was recorded in 2008.

Income Taxes. In 2008, we recorded income tax expense of $465 thousand, which represented an effective tax rate of 2.5% of our income before income tax. In 2007, we recorded income tax expense of $278 thousand, which represented an effective tax rate of 3.0% of our income before income tax. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We have approximately $51.5 million of U.S. federal net operating loss carryforwards as of January 2, 2009, most of which will expire in 2022 if not utilized. A full valuation allowance has been provided for all net operating loss carryforwards. Additionally, as of January 2, 2009, we had approximately $11.0 million of foreign net operating loss carryforwards, of which $3.7 million related to operations in the UK and $2.2 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely.

Comparison of 2007 to 2006

Overview. We are a global company with operations primarily in the United States and Western Europe. As a result, our revenue and cost of sales are denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on our comparisons between 2006 and 2007. We reported net income of $9.0 million in 2007, as compared to a net loss of $5.0 million in 2006. The primary reason for the improvement resulted from changes in the composition of our revenue. The Hackett Group revenue increased 19% in 2007 compared to 2006, but was offset by a decrease in Hackett Technology Solutions revenue of 24%. However, gross margins grew 2% overall in 2007, as compared to 2006. In 2007, The Hackett Group generated gross margins of 43%, while Hackett Technology Solutions generated gross margins of 27%. Additionally, net income in 2007 included a $2.6 million recovery from our former UK disbursement agent which was included in the loss (collections) from misappropriation, net.

Our net loss of $5.0 million in 2006 included restructuring costs of $6.3 million, non-cash stock compensation expense of $4.1 million and a loss from misappropriations of $341 thousand.

Revenue. The following table summarizes revenue (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006
The Hackett Group	$110,281	$92,829
Hackett Technology Solutions	66,727	87,726

Total Revenue	$177,008	$180,555

Revenue decreased 2% to $177.0 million in 2007 from $180.6 million in 2006. The Hackett Group revenue increased 19%, or $17.5 million, to $110.3 million in 2007, as compared to $92.8 million in 2006. This growth was primarily attributable to a 17%, or $14.1 million, increase in Benchmarking and Business Transformation, and a 28%, or $3.3 million, increase in Executive Advisory Programs from 2006. The increase in The Hackett Group revenue was mostly a result of a change in our go-to-market strategy beginning in early 2007 in which we emphasized customer relationship optimization across all The Hackett Group offerings. Additionally, The Hackett Group realized strong growth in Europe with a 93% increase in revenue in 2007, as compared to 2006.

The revenue increase in The Hackett Group was offset by a revenue decrease in Hackett Technology Solutions of 24%, or $21.0 million, to $66.7 million in 2007, as compared to $87.7 million in 2006. This decrease in revenue in Hackett Technology Solutions was primarily due to the de-emphasis of application staff augmentation work at the end of 2006 and lower revenue from Oracle and Hyperion.

This change in revenue composition resulted in a favorable impact to net income, as The Hackett Group revenue generated a 43% gross margin in 2007, as compared to Hackett Technology Solutions which generated a 27% gross margin for the same period.

Reimbursements as a percentage of revenue were comparable at 10% during fiscal years 2007 and 2006. In fiscal years 2007 and 2006, no customer had revenue equal to or greater than 5% of total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 5% to $91.9 million in 2007 from $96.6 million in 2006. This decrease was primarily attributable to a decrease in Hackett Technology Solution’s headcount as a result of our de-emphasis of application staff augmentation work at the end of 2006. Total cost of service as a percentage of revenue was 62% in 2007, as compared to 64% in 2006.

Selling, General and Administrative. Selling, general and administrative costs decreased 4% to $60.7 million in 2007 from $63.5 million in 2006, due to lower intangible asset amortization expense of $1.3 million as assets began reaching full amortization. Selling, general and administrative costs as a percentage of revenue were comparable at 34% in 2007 and 35% in 2006.

Restructuring Costs. Restructuring costs were $6.3 million in 2006. The restructuring costs recorded in 2006 were comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million was a further reduction of occupied space in our technology focused facility in Philadelphia and related severance costs for a senior executive as our primary business model shifted to a proprietary best practice and intellectual capital and strategic advisory services firm. We did not record any restructuring costs in 2007.

Loss (Collections) From Misappropriation, net. The collections of $2.6 million from the misappropriation in 2007 and loss of $341 thousand from the misappropriation in 2006 related to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, we learned of a misappropriation by our former disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006. We agreed with our former disbursement agent to settlement terms that resulted in an initial cash payment to us in January 2007 of $350 thousand and the final cash payment of $2.2 million in October 2007. The collections were accounted for as income in the period collected.

Loss on Marketable Investments. As of December 28, 2007, we had $7.0 million invested in the Portfolio. On December 10, 2007, we were notified by the financial institution that the Portfolio was closing and being liquidated and that all redemptions would be suspended. Based on the Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions, we estimated the fair value of the remaining Portfolio shares to be $0.94 per share (par value representing $1.00) and as such, recorded a loss on the marketable investments of $450 thousand.

Income Taxes. In 2007, we recorded income tax expense of $278 thousand, which represented an effective tax rate of 3.0% of our income before income tax. In 2006, we recorded income tax expense of $913 thousand, which represented an effective tax rate of 22.2% of our loss before income taxes. These taxes are primarily attributable to federal and state taxes related to REL’s U.S. entity, which could not be offset against our federal net operating loss carryforward for the first six months of 2006. The liability method of accounting for deferred income taxes requires that a change in the valuation allowance for deferred tax assets be included in income tax expense or benefit for the current year. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We had approximately $65.1 million of U.S. federal net operating loss carryforwards as of December 28, 2007, most of which will expire in 2022 if not utilized. A full valuation allowance has been provided for all net operating loss carryforwards. Additionally, as of December 28, 2007, we had approximately $11.9 million of foreign net operating loss carryforwards, of which $5.4 million related to operations in the UK. Most of the foreign net operating losses can be carried forward indefinitely.

Liquidity and Capital Resources

As of January 2, 2009 and December 28, 2007, we had $32.1 million and $20.1 million of cash and cash equivalents, respectively. We had a total of $600 thousand as of January 2, 2009 and December 28, 2007, on deposit with financial institutions as collateral for letters of credit and have classified these deposits as restricted cash on the consolidated balance sheets. Additionally, at January 2, 2009 and December 28, 2007, we had a net balance of $1.7 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was classified as marketable investments on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007
Cash flows provided by operating activities	$27,469	$21,557

Cash flows provided by (used in) investing activities	$3,140	$(616)

Cash flows used in financing activities	$(18,344)	$(9,694)

Net cash provided by operating activities was $27.5 million in 2008, as compared to $21.6 million in 2007. During 2008, net cash provided by operating activities was primarily attributable to net income of $17.9 million, net of non-cash items including foreign currency gains, depreciation and amortization expense, and non-cash stock compensation expense. Additionally, we had higher accounts receivable collections of $5.5 million resulting in a decrease in days sales outstanding of 9 days to 51 days as of January 2, 2009 from 60 days as of December 28, 2007.

During 2007, net cash provided by operating activities was primarily attributable to net income of $9.0 million, including $2.6 million recovery from the misappropriation, and a decrease of $6.2 million in accounts receivable and unbilled revenue resulting in a decrease in days sales outstanding of 25 days to 60 days from December 29, 2006 to December 28, 2007.

Net cash provided by investing activities was $3.1 million in 2008, as compared to net cash used in investing activities of $616 thousand in 2007. During 2008, net cash provided by investing activities was primarily attributable to $5.3 million of Portfolio redemptions, partially offset by $2.2 million in capital expenditures.

During 2007, net cash used in investing activities was primarily attributable to $2.6 million of purchases related to computer software and equipment and the build-out of new office space in the UK and the final payment of our purchase price on the REL acquisition of $1.3 million. This use of cash was mostly offset by net redemptions of marketable investments of $3.3 million.

Net cash used in financing activities was $18.3 million in 2008, as compared to $9.7 million in 2007. During 2008, cash used in financing activities was primarily attributable to the repurchase of 4.5 million shares of our common stock at an average price of $4.27 per share for $19.1 million. Partially offsetting the 2008 share buybacks were the proceeds from the sale of stock as a result of stock sold through the Employee Stock Purchase Plan of $527 thousand and exercises of stock options of $230 thousand.

During 2007, the cash used in financing activities was primarily attributable to the repurchase of 2.7 million shares of our common stock for $10.1 million, partially offset by $379 thousand from the sale of stock as a result of exercises of stock options and the sale of stock through our Employee Stock Purchase Plan.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional aggregate $50.0 million of our common stock, thereby increasing the total program size to $55.0 million as of January 2, 2009. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 2, 2009, we had repurchased 14.4 million shares of our common stock at an average price of $3.70 per share. We hold repurchased shares of our common stock as treasury stock on our consolidated balance sheets. Subsequent to January 2, 2009, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total program size to $60.0 million.

In November 2005, we purchased REL and under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, $6.9 million of deferred consideration was paid and in 2007, $1.3 million was paid to the stockholders for final payment of the purchase price. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired was recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

We currently believe that available funds and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

There were no material capital commitments at January 2, 2009. The following summarizes our lease commitments under our non-cancelable operating leases for premises having a remaining term in excess of one year as of January 2, 2009 (in thousands):

Less than 1 year	$3,512
1-3 years	5,339
4-5 years	690
After 5 years	933

$10,474

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 2, 2009.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 was effective on November 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We do not expect that the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect that the implementation of this statement will have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 2, 2009, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and we do not use derivative financial instruments in our investment Portfolio. As of January 2, 2009, we had a net balance of $1.7 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes realized and unrealized losses totaling $450 thousand in 2007 and 2008. Based on the market outlook and information relating to the Portfolio, there may be further changes in the fair value of the Portfolio. To the extent we determine there is a further change in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a significant portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound and the Euro. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A, “Risk Factors” in Part I.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (formerly Answerthink, Inc., prior to January 1, 2008) as of January 2, 2009 and December 28, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at January 2, 2009 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, in the year ended December 28, 2007, the Company changed the manner in which it accounts for uncertainty in income taxes due to the adoption of Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 18, 2009

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 2, 2009	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,060	$20,061
Marketable investments	1,727	7,032
Accounts receivable and unbilled revenue, net of allowance of $1,631 and $1,484 at January 2, 2009 and December 28, 2007, respectively	25,481	29,735
Prepaid expenses and other current assets	3,021	1,586

Total current assets	62,289	58,414

Restricted cash	600	600
Property and equipment, net	5,767	5,709
Other assets	1,392	2,434
Goodwill, net	63,616	68,302

Total assets	$133,664	$135,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,711	$3,970
Accrued expenses and other liabilities	34,277	29,047

Total current liabilities	37,988	33,017
Accrued expenses and other liabilities, non-current	1,759	3,623

Total liabilities	39,747	36,640

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,408,465 and 52,762,227 shares issued at January 2, 2009 and December 28, 2007, respectively	53	53
Additional paid-in capital	285,654	281,627
Treasury stock, at cost, 14,352,458 and 9,882,781 shares at January 2, 2009 and December 28, 2007, respectively	(53,041)	(33,940)
Accumulated deficit	(132,313)	(150,189)
Accumulated other comprehensive income (loss)	(6,436)	1,268

Total shareholders’ equity	93,917	98,819

Total liabilities and shareholders’ equity	$133,664	$135,459

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Revenue:
Revenue before reimbursements	$173,217	$158,973	$162,167
Reimbursements	18,884	18,035	18,388

Total revenue	192,101	177,008	180,555
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,234, $1,622 and $1,086 of stock compensation expense in 2008, 2007 and 2006, respectively)	96,844	91,853	96,637
Reimbursable expenses	18,884	18,035	18,388

Total cost of service	115,728	109,888	115,025
Selling, general and administrative costs (includes $2,824, $2,390 and $3,013 of stock compensation expense in 2008, 2007 and 2006, respectively)	58,474	60,746	63,518
Restructuring costs	—	—	6,313
Loss (collections) from misappropriation, net	—	(2,574)	341

Total costs and operating expenses	174,202	168,060	185,197

Income (loss) from operations	17,899	8,948	(4,642)

Other income (expense):
Interest income	442	869	673
Interest expense	—	(94)	(166)
Loss on marketable investments	—	(450)	—

Income (loss) before income taxes	18,341	9,273	(4,135)
Income taxes	465	278	913

Net income (loss)	$17,876	$8,995	$(5,048)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.44	$0.20	$(0.11)
Weighted average common shares outstanding	40,471	44,127	44,653

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.43	$0.20	$(0.11)
Weighted average common and common equivalent shares outstanding	41,498	44,978	44,653

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid in	Treasury Stock		Unearned	Accumulated	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive Income
	Shares	Amount	Capital	Shares	Amount	Compensation	Deficit	Income (Loss)	Equity	(Loss)
Balance at December 30, 2005	51,020	$51	$282,749	(6,534)	$(22,119)	$(8,003)	$(153,655)	$16	$99,039
Reclassification upon implementation of SFAS No. 123R	—	—	(8,003)	—	—	8,003	—	—	—
Issuance of common stock	797	1	173	—	—	—	—	—	174
Treasury stock purchased	—	—	—	(624)	(1,748)	—	—	—	(1,748)
Issuance of restricted
stock units, net of cancellations	—	—	375	—	—	—	—	—	375
Stock compensation expense under SFAS No. 123R	—	—	486	—	—	—	—	—	486
Amortization of restricted stock units	—	—	3,841	—	—	—	—	—	3,841
Net loss	—	—	—	—	—	—	(5,048)	—	(5,048)	$(5,048)
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	98	98	98
Foreign currency translation	—	—	—	—	—	—	—	1,238	1,238	1,238

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(3,712)

Balance at December 29, 2006	51,817	$52	$279,621	(7,158)	$(23,867)	$—	$(158,703)	$1,352	$98,455
Issuance of common stock	945	1	—	—	—	—	—	—	1
Treasury stock purchased	—	—	—	(2,725)	(10,073)	—	—	—	(10,073)
Issuance of restricted stock units, net of cancellations	—	—	(1,467)	—	—	—	—	—	(1,467)
Stock compensation expense under SFAS No. 123R	—	—	204	—	—	—	—	—	204
Adoption of FIN No. 48	—	—	—	—	—	—	(481)	—	(481)
Amortization of restricted stock units	—	—	3,269	—	—	—	—	—	3,269
Net income	—	—	—	—	—	—	8,995	—	8,995	$8,995
Unrealized holding losses on available for sale marketable investments	—	—	—	—	—	—	—	5	5	5
Foreign currency translation	—	—	—	—	—	—	—	(89)	(89)	(89)

Total comprehensive income	—	—	—	—	—	—	—	—	—	$8,911

Balance at December 28, 2007	52,762	$53	$281,627	(9,883)	$(33,940)	$—	$(150,189)	$1,268	$98,819
Issuance of common stock	646	—	757	—	—	—	—	—	757
Treasury stock purchased	—	—	—	(4,469)	(19,101)	—	—	—	(19,101)
Issuance of restricted stock units, net of cancellations	—	—	(23)	—	—	—	—	—	(23)
Stock compensation expense under SFAS No. 123R	—	—	60	—	—	—	—	—	60
Amortization of restricted stock units	—	—	3,233	—	—	—	—	—	3,233
Net income	—	—	—	—	—	—	17,876	—	17,876	$17,876
Foreign currency translation	—	—	—	—	—	—	—	(7,704)	(7,704)	(7,704)

Total comprehensive income	—	—	—	—	—	—	—	—	—	$10,172

Balance at January 2, 2009	53,408	$53	$285,654	(14,352)	$(53,041)	$—	$(132,313)	$(6,436)	$93,917

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Net income (loss)	$17,876	$8,995	$(5,048)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of leasehold improvements	—	—	719
Depreciation expense	2,052	2,094	2,536
Amortization expense	732	1,351	2,632
Provision (reversal) for doubtful accounts	145	(276)	413
Gain on foreign currency transactions	(2,250)	(292)	(1,143)
Non-cash stock compensation expense	4,058	4,012	4,099
Gain on sale of property and equipment	(23)	(68)	(27)
Loss on marketable investments	—	450	—
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenue	5,495	6,212	5,697
(Increase) decrease in prepaid expenses and other assets	(1,191)	85	2,056
Decrease in accounts payable	(259)	(1,457)	(891)
Increase (decrease) in accrued expenses and other liabilities	834	451	(4,233)

Net cash provided by operating activities	27,469	21,557	6,810

Cash flows from investing activities:
Purchases of property and equipment	(2,188)	(2,620)	(2,134)
Proceeds from sales of property and equipment	23	19	29
Decrease in restricted cash	—	—	3,657
Purchases of marketable investments	—	(6,970)	(17,554)
Proceeds from sales, calls and maturities of marketable investments	5,305	10,231	21,000
Cash used in acquisition of businesses	—	(1,276)	(10,481)

Net cash provided by (used in) investing activities	3,140	(616)	(5,483)

Cash flows from financing activities:
Repayments of borrowings	—	—	(1,039)
Repayments of loan payable	—	—	(3,657)
Proceeds from issuance of common stock	757	379	907
Payment of employee withholding tax related to restricted stock units	—	—	(733)
Repurchases of common stock	(19,101)	(10,073)	(1,748)

Net cash used in financing activities	(18,344)	(9,694)	(6,270)

Effect of exchange rate on cash	(266)	(18)	(130)

Net increase (decrease) in cash and cash equivalents	11,999	11,229	(5,073)
Cash and cash equivalents at beginning of year	20,061	8,832	13,905

Cash and cash equivalents at end of year	$32,060	$20,061	$8,832

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4	$39
Cash paid for income taxes	$461	$186	$176

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

On January 1, 2008, the Company changed its name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett,” or the “Company”). The firm was originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented.

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period because the fiscal year ends on the Friday closest to December 31st. Fiscal years 2008, 2007, and 2006 ended on January 2, 2009, December 28, 2007 and December 29, 2006, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments.

Restricted cash in 2008 and 2007 related to letters of credit to secure the Company’s obligations in various operating leases.

Marketable Investments

Marketable investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. As of January 2, 2009 and December 28, 2007 all of the Company’s marketable securities were available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income or loss and are accumulated as a separate component of shareholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of a loss in other income (expense). For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification. Interest on marketable investments is recognized when earned and is reported as a component of interest income in the accompanying consolidated statements of operations.

As of January 2, 2009 and December 28, 2007, the Company had a net balance of $1.7 million and $7.0 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 7, 2007, the Portfolio was closed for redemptions and to new investors and is currently under liquidation.

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

The Company capitalizes the costs of internal-use software in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 provides guidance on applying generally accepted accounting principles in the United States in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalizes certain costs, which generally include hardware, software, and payroll-related costs for employees who are directly associated with and who devote time to the development of internal-use computer software.

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

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

Goodwill is tested at least annually for impairment. Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with SFAS No. 144. Other intangible assets arise from business combinations and consist of customer relationships, restricted covenants related to employment agreements, customer backlog and trademarks that are amortized on a straight-line basis over periods of up to five years. Goodwill is tested for impairment at the reporting unit level at least annually utilizing a “fair value” methodology. The Company evaluates the fair values of its reporting units utilizing various techniques. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Hyperion). In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s best judgment, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2008, 2007 and 2006 and determined that goodwill was not impaired.

Revenue Recognition

The Company principally derives revenue from fees for services generated on a project-by-project basis in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, net of sales tax. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays the Company for reimbursable expenses. There are situations where the number of hours to

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

complete projects may exceed the Company’s original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the Company’s project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If the Company’s estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in total cost of service.

For contracts with multiple elements, revenue is allocated based on the fair value of the elements and is recognized in accordance with the Company’s accounting policies for each element, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables.

Additionally, the Company earns revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

Unbilled revenue represents revenue for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage its projects properly within the planned periods of time or does not meet the clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

Revenue before reimbursements exclude reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses is included in cost of service.

The agreements entered into in connection with a project, whether on a time and materials basis or fixed-fee or capped-fee basis, typically allow the Company’s clients to terminate early due to breach, or for convenience, with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with clients that limit the Company’s right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services that it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Stock Based Compensation

On December 31, 2005, the Company adopted the provisions of SFAS No. 123R, Share-based Payment, using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). This Statement also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested restricted stock and restricted stock unit awards. Previously, the Company recorded forfeitures as incurred for such awards.

As a result of adopting SFAS No. 123R, the charge to net earnings for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 were $25 thousand, $204 thousand and $486 thousand, respectively. The impact of adopting SFAS No. 123R on basic and diluted earnings per share for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $0.00, $0.00 and $0.01 per share, respectively.

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

Effective December 30, 2006, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports penalties and tax-related interest expense as a component of income tax expense.

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Net income per share assuming dilution is computed by dividing the net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and dilutive weighted average shares:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Basic weighted average common shares outstanding	40,471,451	44,126,720	44,652,893

Effect of dilutive securities:
Unvested restricted stock units issued to employees	913,019	768,007	—
Common stock issuable upon the exercise of stock options	113,325	83,146	—

Dilutive weighted average common shares outstanding	41,497,795	44,977,873	44,652,893

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	—	1,171,208
Common stock issuable upon the exercise of stock options	—	—	177,142

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities.

As of January 2, 2009, the Company had a net balance of $1.7 million invested in the Portfolio which was closed to redemptions and to new investors effective December 7, 2007 and is currently under liquidation. The Company recorded the Portfolio at fair market value in the accompanying consolidated balance sheets (see Note 4).

As of January 2, 2009 and December 28, 2007, the fair value of all financial instruments approximated their carrying value due to the short-term nature of these instruments.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In fiscal years 2008, 2007 and 2006, no customer accounted for more than 5% of total revenue.

Management’s Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Other Comprehensive Income

The Company reports its comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, and cumulative currency translation adjustments.

Translation of Non-U.S. Currency Amounts

The assets and liabilities held by the Company’s foreign entities with a functional currency other than the U.S. Dollar are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in net income.

Segment Reporting

The Company reports business segment information under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with this Statement, the Company engages in business activities in one operating segment, which provides business and technology consulting services.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 was effective on November 2008. The adoption of SFAS No. 162 did not have a material impact on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect that the adoption of FSP No. 142-3 will have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the implementation of this statement will have a material impact on its consolidated financial statements.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Investing Activities (continued)

The components of the purchase price allocation for the Acquired Entities, contingent consideration earned for previous acquisitions, and fees and expenses incurred are as follows (in thousands):

	Year Ended
	December 28, 2007	December 29, 2006
Goodwill	$1,276	$2,050
Deferred payment paid	—	8,431

Cash used in acquisition of businesses	$1,276	$10,481

For each acquisition, the excess of the purchase price including any contingent consideration over the estimated fair value of the net identifiable tangible and intangible assets acquired has been recorded as goodwill. In November 2005, the Company purchased REL Consultancy Group Limited (“REL”), a privately-held UK company that provides working capital management advisory services primarily in Europe and the U.S. Under the terms of the Share Purchase Agreement, the stockholders of REL received aggregate cash of $21.3 million upon closing. During 2006, $6.9 million of deferred consideration was paid and during 2007, $1.3 million was paid to the stockholders for final payment of the purchase price. The excess of the purchase price of the acquisition over the estimated fair value of the net identifiable assets acquired has been recorded as $5.3 million of intangible assets and $25.8 million of goodwill. The intangible assets are being amortized over periods ranging from 6 months to 5 years.

In connection with the acquisition, the Company recorded liabilities of $2.6 million for termination obligations, in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company has recognized these obligations as a liability assumed as of the acquisition date. These termination obligations consisted of $1.4 million of employee separation costs and $1.2 million related to the closure of redundant REL real estate facilities, the majority of which were paid during 2006.

As of January 2, 2009 and December 28, 2007, all deferred payments and consideration related to acquisitions had been settled.

The Company includes its acquired intangible assets with definitive lives in other assets in the accompanying consolidated balance sheets. As of January 2, 2009 and December 28, 2007, intangible assets totaled $1.2 million and $2.2 million, respectively, which is net of accumulated amortization of $9.3 million and $8.6 million, respectively, and foreign currency fluctuations for intangible assets denominated in the British Pound. Acquired intangible assets with definite lives are amortized over periods ranging from 6 months to 5 years. Amortization expense for such intangible assets was $0.7 million, $1.4 million and $2.6 million for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006, respectively.

All of the Company’s intangible assets are expected to be fully depreciated by the end of 2010. The estimated future amortization expense of intangible assets as of January 2, 2009 is as follows (in thousands): $649 thousand in 2009 and $595 thousand in 2010.

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

4. Fair Value Measurement

The Company adopted SFAS No. 157, Fair Value Measurements, on December 29, 2007. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurement (continued)

advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of January 2, 2009, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

As of January 2, 2009 and December 28, 2007, the Company had a net balance of $1.7 million and $7.0 million, respectively, in the Portfolio. The Portfolio units are no longer trading and, therefore, have little or no observable market data. The Company assessed the fair value of the Portfolio based on information available to the Company, the market outlook, and the expected timing of the remaining redemptions. The Company recorded a reserve of $450 thousand on the Portfolio in December 2007. As of January 2, 2009, the Company had $238 thousand of the reserve remaining. Based on the valuation methodology used to determine the fair value, the Company has categorized the Portfolio as a Level 3 financial asset.

The following table summarizes the Portfolio activity during the year ended January 2, 2009 (in thousands):

Portfolio beginning balance	$7,032
Redemptions	(5,305)
Realized and unrealized losses	—

Portfolio ending balance	$1,727

As of January 2, 2009, the Company had received 76% of its investment in the Portfolio at the date of liquidation for approximately $0.97 per share. Subsequent to January 2, 2009, the Company received an additional $0.3 million of cash redemptions at an average net asset value of $0.83. The Portfolio is continuing to accrue and pay interest which the Company is recording as interest income once the collection of the interest is certain. To the extent the Company determines there is a further change in fair value of the Portfolio, it may recognize additional losses in future periods.

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	January 2, 2009	December 28, 2007
Accounts receivable	$21,889	$22,867
Unbilled revenue	5,223	8,352
Allowance for doubtful accounts	(1,631)	(1,484)

	$25,481	$29,735

Accounts receivable as of January 2, 2009 and December 28, 2007, is net of uncollected advanced billings. Unbilled revenue as of January 2, 2009 and December 28, 2007 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 2, 2009	December 28, 2007
Equipment	$10,587	$10,829
Software	9,861	8,172
Leasehold improvements	1,592	1,726
Furniture and fixtures	661	697
Other	32	40

	22,733	21,464
Less accumulated depreciation	(16,966)	(15,755)

	$5,767	$5,709

Depreciation expense for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $2.1 million, $2.1 million and $2.5 million, respectively, and is included in selling, general and administrative costs on the accompanying consolidated statements of operations.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 2, 2009	December 28, 2007
Accrued compensation and benefits	$3,500	$2,838
Accrued bonuses	9,937	5,195
Accrued restructuring related expenses	2,535	2,273
Deferred revenue	10,265	10,487
Accrued sales, use, franchise and VAT tax	3,260	2,711
Other accrued expenses	4,780	5,543

Current accrued expenses and other liabilities	$34,277	$29,047

Accrued restructuring related expenses - non-current	1,759	3,414
Other accrued expenses - non-current	—	209

Non-current accrued expenses and other liabilities	1,759	3,623

Total accrued expenses and other liabilities	$36,036	$32,670

8. Loan Payable

At January 2, 2009, December 28, 2007 and December 29, 2006, the Company did not have any outstanding loans. However, at December 30, 2005, the Company had a loan with a financial institution of $3.7 million, classified as short term borrowings. The loan was repaid in March 2006.

9. Letters of Credit

At January 2, 2009 and December 28, 2007, the Company had outstanding letters of credit totaling $600 thousand which secure the Company’s obligations on various operating leases. The Company had a total of $600 thousand deposited at January 2, 2009 and December 28, 2007 between two financial institutions which served as collateral for these letters of credit and has classified this deposit as restricted cash on the accompanying consolidated balance sheets.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2016. Rent expense, net of subleases for the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $1.8 million, $1.5 million and $1.3 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases for premises having a remaining term in excess of one year at January 2, 2009 are as follows (in thousands):

	Rental Payments	Sublease Receipts
2009	$3,512	$1,275
2010	3,185	1,219
2011	2,154	721
2012	345	—
2013	345	—
Thereafter	933	—

Total	$10,474	$3,215

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

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Domestic	$14,967	$3,215	$3,194
Foreign	3,374	6,058	(7,329)

Income (loss) before income taxes	$18,341	$9,273	$(4,135)

The components of income tax expense are as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Current tax expense
Federal	$278	$123	$588
State	164	131	291
Foreign	23	24	34

	465	278	913

Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income tax expense	$465	$278	$913

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
U.S statutory income tax expense (benefit) rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	0.6	0.9	4.6
Valuation allowance (reduction)	(32.8)	(66.9)	20.9
Meals and entertainment	1.1	2.0	5.0
Intangible amortization	0.7	5.0	16.0
Foreign exchange loss (gain)	(5.4)	7.4	(3.9)
Section 162(m)	—	9.7	5.9
Other, net	3.3	9.9	8.7

Effective tax rate	2.5%	3.0%	22.2%

The recognition of the FIN No. 48 tax liabilities as of January 2, 2009 and December 28, 2007 of $768 thousand and $378 thousand, respectively, would have an impact on the effective tax rate.

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007
Deferred income tax assets:
Purchased research and development	$395	$500
Allowance for doubtful accounts	644	586
Net operating loss and tax credits carryforward	24,858	30,450
Accrued expenses and other liabilities	5,601	5,279

	31,498	36,815
Valuation allowance	(25,462)	(31,554)

	6,036	5,261

Deferred income tax liabilities:
Depreciation and amortization	(5,629)	(4,860)
Other items	(407)	(401)

	(6,036)	(5,261)

Net deferred income tax asset (liability)	$—	$—

As of January 2, 2009, the Company had $51.5 million of U.S. federal net operating loss carryforwards available for tax purposes, most of which expire in 2022 if not utilized. Additionally, at January 2, 2009, the Company had approximately $11.0 million of foreign net operating loss carryforwards, of which $3.7 million related to operations in the UK and $2.2 million related to operations in Germany. Most of the foreign net operating losses may be carried forward indefinitely.

In 2002, the Company discontinued its interactive marketing business which was acquired with THINK New Ideas. As a result, the Company claimed a worthless stock deduction for its investment in its 2002 tax return from which it was determined by the Internal Revenue Service that the Company was entitled to a worthless stock deduction of $77.3 million.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At January 2, 2009 and December 28, 2007, the Company had established a valuation allowance of $25.5 million and $31.6 million, respectively, to reduce deferred income tax assets primarily related to net operating loss carryforwards.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of January 2, 2009 and December 28, 2007, the total amount of accrued income tax-related interest and penalties was $254 thousand and $241 thousand, respectively.

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

The following table sets forth the detail and activity of the FIN No. 48 liability during the twelve months ended January 2, 2009 and December 28, 2007 (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007
Beginning balance	$378	$481
Additions	377	12
Interest	13	—
Reduction due to lapse of applicable statute of limitations	—	(115)

Ending balance	$768	$378

As of January 2, 2009, the FIN No. 48 liability of $768 thousand was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheet as of January 2, 2009.

12. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended January 2, 2009 was $4.1 million. The number of shares available for future issuance under the plans as of January 2, 2009 were 9,758,950. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of 10 years.

Stock option activity under the Company’s stock option plans for the year ended January 2, 2009 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 28, 2007	1,567,598	$5.97
Exercised	(63,939)	3.60
Forfeited or expired	(176,162)	6.31

Outstanding as of January 2, 2009	1,327,497	$6.03	4.01	$89,331

Exercisable as of January 2, 2009	1,321,247	$6.04	3.99	$89,331

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

A summary of the Company’s stock option activity for the years ended December 28, 2007 and December 29, 2006 was as follows:

	December 28, 2007		December 29, 2006
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,999,517	$5.80	2,445,321	$5.63
Exercised	(77,683)	2.69	(141,043)	3.55
Forfeited or expired	(354,236)	5.77	(304,761)	5.39

Outstanding at end of year	1,567,598	$5.97	1,999,517	$5.80

Exercisable at end of year	1,381,790	$5.96	1,547,070	$5.85

Other information pertaining to stock option activity during the years ended January 2, 2009, December 28, 2007 and December 29, 2006 was as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Total fair value of stock options vested	$718	$907	$1,475
Total intrinsic value of stock options exercised	$102	$57	$306

The following table summarizes information about the Company’s stock options outstanding as of January 2, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.06	270,454	3.8	$2.84	264,204	$2.81
$4.07 - $8.13	949,662	4.3	6.10	949,662	6.10
$8.14 - $12.19	69,900	2.0	9.97	69,900	9.97
$12.20 - $16.25	7,623	1.3	14.28	7,623	14.28
$16.26 - $20.32	17,608	1.4	17.40	17,608	17.40
$20.33 - $24.38	1,250	4.6	21.63	1,250	21.63
$24.39 - $28.44	5,750	1.0	25.11	5,750	25.11
$28.45 - $36.57	5,250	1.1	32.56	5,250	32.56

	1,327,497	4.0	$6.03	1,321,247	$6.04

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary or (3) a three-year period with 33% vesting in on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended January 2, 2009 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2007	1,459,773	$4.20
Granted	1,272,524	3.87
Vested	(504,360)	4.60
Forfeited	(260,611)	3.84

Nonvested balance as of January 2, 2009	1,967,326	$3.90

The Company recorded restricted stock unit based compensation expense of $2.9 million and $3.5 million in 2008 and 2007, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of January 2, 2009, there was $4.2 million of total restricted stock unit compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.16 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of REL. Employees of the acquired company vest in these shares over a period of three or four years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the year ended January 2, 2009 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2007	213,033	$3.99
Granted	135,000	4.05
Vested	(37,594)	3.99
Forfeited	(137,845)	3.99

Nonvested balance as of January 2, 2009	172,594	$4.04

The recorded compensation expense totaling $290 thousand during the year ended January 2, 2009 related to common stock subject to vesting requirements. As of January 2, 2009, there was $405 thousand of total stock based compensation expense related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.22 years.

13. Shareholders’ Equity

Employee Stock Purchase Plan

        Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2008, 2007 and 2006, 136,988 shares, 49,553 shares and 138,911 shares, respectively, were issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity (continued)

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $50.0 million of the Company’s common stock, thereby increasing the total program size to $55.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 2, 2009 and December 28, 2007, the Company had repurchased 14.4 million shares and 9.9 million shares of its common stock at an average price of $3.70 and $3.43 per share, respectively. As of January 2, 2009, the Company had approximately $2.0 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Subsequent to January 2, 2009, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total program size to $60.0 million.

Shareholder Rights Plan

On February 13, 2004, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the Plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of common stock of the Company that was outstanding on February 26, 2004. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a purchase price of $32.50, subject to adjustment.

The Rights will trade automatically with the common stock and will not be exercisable until a person or group has become an “acquiring person” by acquiring 15% or more of the Company’s outstanding common stock, or a person or group commences, or publicly announces a tender offer that will result in such a person or group owning 15% or more of the Company’s outstanding common stock. However, Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.), together with its affiliates and associates will be permitted to acquire up to 20% of the common stock without making the rights exercisable. Upon announcement that any person or group has become an acquiring person, each Right will entitle all rightholders (other than the acquiring person) to purchase, for the exercise price of $32.50, a number of shares of the Company’s common stock having a market value equal to twice the exercise price. Rightholders would also be entitled to purchase common stock of the acquiring person having a value of twice the exercise price if, after a person had become an acquiring person, the Company were to enter into certain mergers or other transactions. If any person becomes an acquiring person, the Board of Directors may, at its option and subject to certain limitations, exchange one share of common stock for each Right.

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its shareholders, the Board of Directors may redeem the Rights for $0.001 per share at any time prior to a person or group becoming an acquiring person. The Rights will expire on February 13, 2014.

14. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2008, 2007 and 2006, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No restructuring costs were incurred in 2008 or 2007.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

2001 Restructuring Accrual

	Severance and Other Employee Costs	Closure and Consolidation of Facilities and Related Exit Costs	Total
Accrual balance as of December 29, 2000	$—	$—	$—
Additions to accrual from continuing operations	3,694	6,528	10,222
Additions to accrual from discontinued operations	559	2,311	2,870
2004 asset write-offs	—	(1,205)	(1,205)
Expenditures:
2001	(3,186)	(248)	(3,434)
2002	(1,067)	(1,965)	(3,032)
2003	—	(933)	(933)
2004	—	(839)	(839)
2005	—	(645)	(645)
2006	—	(878)	(878)
2007	—	(454)	(454)
2008	—	(461)	(461)

Accrual balance as of January 2, 2009	$—	$1,211	$1,211

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Restructuring Costs (continued)

2002 Restructuring Accrual

	Severance and Other Employee Costs	Closure and Consolidation of Facilities and Related Exit Costs	Total
Accrual balance as of December 28, 2001	$—	$—	$—
Additions to accrual from continuing operations	1,528	18,311	19,839
Additions to accrual from discontinued operations	616	2,747	3,363
2002 asset write-offs	—	(5,217)	(5,217)
2005 write-offs of lessor receivables	—	(1,374)	(1,374)
Expenditures:
2002	(855)	(584)	(1,439)
2003	(1,289)	(2,198)	(3,487)
2004	—	(3,362)	(3,362)
2005	—	(4,078)	(4,078)
2006	—	(528)	(528)
2007	—	(633)	(633)
2008	—	(636)	(636)

Accrual balance as of January 2, 2009	$—	$2,448	$2,448

2005 Restructuring Accrual

	Severance and Other Employee Costs	Closure and Consolidation of Facilities and Related Exit Costs	Total
Accrual balance as of December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	1,278	2,620	3,898
2006 asset write-offs	—	(719)	(719)
Expenditures:
2005	(35)	—	(35)
2006	(1,096)	(625)	(1,721)
2007	—	(493)	(493)
2008	(147)	(149)	(296)

Accrual balance as of January 2, 2009	$—	$634	$634

16. Transactions with Related Parties

In connection with the Company’s repurchase of common stock in 2008 and 2007, the Board of Directors approved the Company’s buy back of 190,640 shares and 276,654 shares, respectively, of outstanding common stock from members of the Company’s management team and Board of Directors at an average price of $5.40 per share and $4.19 per share, respectively. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at January 2, 2009 and December 28, 2007.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Geographic and Service Group Information

Revenue is attributed to geographic areas as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
Total Revenue:
North America	$141,906	$135,286	$158,926
International (primarily European countries)	50,195	41,722	21,629

Total	$192,101	$177,008	$180,555

Long-lived assets are attributed to geographic areas as follows (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007
Long-Lived Assets:
North America	$56,810	$57,066
International (primarily European countries)	13,965	19,379

Total	$70,775	$76,445

As of January 2, 2009, foreign assets included $13.6 million of goodwill and intangible assets related to the REL acquisition.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006
The Hackett Group	$130,815	$110,281	$92,829
Hackett Technology Solutions	61,286	66,727	87,726

Total Revenue	$192,101	$177,008	$180,555

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended January 2, 2009 and December 28, 2007 (in thousands, except per share data):

	Quarter Ended
	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
Total revenue	$43,838	$49,100	$50,408	$48,755
Income from operations	$3,723	$3,920	$4,650	$5,606
Income before income taxes	$3,890	$4,032	$4,759	$5,660
Net income	$3,783	$4,009	$4,636	$5,448

Basic net income per common share	$0.09	$0.10	$0.12	$0.14
Diluted net income per common share	$0.09	$0.10	$0.11	$0.14

	Quarter Ended
	March 30, 2007	June 29, 2007	September 28, 2007	December 28, 2007
Total revenue	$39,877	$45,512	$46,729	$44,890
Income (loss) from operations	$(2,509)	$1,395	$3,493	$6,569
Income (loss) before income taxes	$(2,271)	$1,519	$3,698	$6,327
Net income (loss)	$(2,338)	$1,451	$3,586	$6,296

Basic net income (loss) per common share	$(0.05)	$0.03	$0.08	$0.15
Diluted net income (loss) per common share	$(0.05)	$0.03	$0.08	$0.14

Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JANUARY 2, 2009, DECEMBER 28, 2007 AND DECEMBER 29, 2006

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs	Balance at End of Year
Year ended January 2, 2009	$1,484	$145	$2	$1,631

Year ended December 28, 2007	$1,851	$(276)	$(91)	$1,484

Year ended December 29, 2006	$1,766	$413	$(328)	$1,851

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended January 2, 2009. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this annual report.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report, has been audited by BDO Seidman, LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of January 2, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures – Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of January 2, 2009 and December 28, 2007 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2009 and our report dated March 18, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 18, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2009 Proxy Statement is hereby incorporated by reference.

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

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are inapplicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of The Hackett Group, Inc. or notes thereto.

3. Exhibits: See Index to Exhibits on page 54

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 18, 2009.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman	March 18, 2009
Ted A. Fernandez	(Principal Executive Officer)

/s/ Robert A. Ramirez	Executive Vice President, Finance and	March 18, 2009
Robert A. Ramirez	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David N. Dungan	Chief Operating Officer and Director	March 18, 2009
David N. Dungan

/s/ Richard Hamlin	Director	March 18, 2009
Richard Hamlin

/s/ John R. Harris	Director	March 18, 2009
John R. Harris

/s/ Edwin A. Huston	Director	March 18, 2009
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 18, 2009
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-69951)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001 (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.13	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam (incorporated herein by reference to the Registrant’s Form 10-Q dated November 9, 2005).

10.14	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

10.15	First Amendment to Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam, effective August 1, 2007 (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

Exhibit No.	Exhibit Description

21.1	Subsidiaries of the Registrant (exhibits filed herewith).

23.1	Consent of BDO Seidman LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).