Form 10-Q
period 2009-04-03
HACKETT GROUP, INC.
filed 2009-05-13
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2009, there were 38,514,910 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 3, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,405	$32,060
Marketable investments	1,262	1,727
Accounts receivable and unbilled revenue, net of allowance of $1,821 and $1,631 at April 3, 2009 and January 2, 2009, respectively	21,363	25,481
Prepaid expenses and other current assets	3,383	3,021

Total current assets	50,413	62,289
Restricted cash	600	600
Property and equipment, net	6,174	5,767
Other assets	1,225	1,392
Goodwill, net	63,591	63,616

Total assets	$122,003	$133,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,241	$3,711
Accrued expenses and other liabilities	23,824	34,277

Total current liabilities	27,065	37,988
Accrued expenses and other liabilities, non-current	1,488	1,759

Total liabilities	28,553	39,747

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,882,742 and 53,408,465 shares issued at April 3, 2009 and January 2, 2009, respectively	54	53
Additional paid-in capital	286,588	285,654
Treasury stock, at cost, 15,370,784 and 14,352,458 shares at April 3, 2009 and January 2, 2009, respectively	(55,159)	(53,041)
Accumulated deficit	(131,473)	(132,313)
Accumulated other comprehensive loss	(6,560)	(6,436)

Total shareholders’ equity	93,450	93,917

Total liabilities and shareholders’ equity	$122,003	$133,664

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
Revenue:
Revenue before reimbursements	$35,990	$39,268
Reimbursements	3,526	4,570

Total revenue	39,516	43,838
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $560 and $397 of stock compensation expense in the quarters ended April 3, 2009 and March 28, 2008, respectively)	22,274	22,963
Reimbursable expenses	3,526	4,570

Total cost of service	25,800	27,533
Selling, general and administrative costs (includes $106 and $548 of stock compensation expense in the quarters ended April 3, 2009 and March 28, 2008, respectively)	12,839	12,582

Total costs and operating expenses	38,639	40,115

Income from operations	877	3,723

Other income:
Interest income	25	167

Income before income taxes	902	3,890
Income tax expense	63	107

Net income	$839	$3,783

Basic net income per common share:
Net income per common share	$0.02	$0.09
Weighted average common shares outstanding	38,443	42,755

Diluted net income per common share:
Net income per common share	$0.02	$0.09
Weighted average common and common equivalent shares outstanding	38,703	43,353

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net income	$839	$3,783
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	536	510
Amortization expense	160	197
Provision for doubtful accounts	218	40
Loss (gain) on foreign currency translation	414	(1,096)
Non-cash stock compensation expense	666	945
Gain on sale of property and equipment	—	(21)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	3,900	(1,591)
Increase in prepaid expenses and other assets	(510)	(502)
(Decrease) increase in accounts payable	(469)	1,734
(Decrease) increase in accrued expenses and other liabilities	(10,988)	734

Net cash (used in) provided by operating activities	(5,234)	4,733

Cash flows from investing activities:
Purchases of property and equipment	(944)	(491)
Proceeds from sales of property and equipment	—	21
Proceeds from redemptions of marketable investments	466	2,486

Net cash (used in) provided by investing activities	(478)	2,016

Cash flows form financing activities:
Proceeds from issuance of common stock	—	175
Repurchases of common stock	(2,117)	(6,794)

Net cash used in financing activities	(2,117)	(6,619)

Effect of exchange rate on cash	174	(3)

Net (decrease) increase in cash and cash equivalents	(7,655)	127
Cash and cash equivalents at beginning of period	32,060	20,061

Cash and cash equivalents at end of period	$24,405	$20,188

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$148	$107

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2009 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 3, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (revised 2007) did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This standard is effective for financial statements issued for periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on its consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS No. 115-2 and FAS No. 124-2 will have on its consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended
	April 3, 2009	March 28, 2008
Basic weighted average common shares outstanding	38,442,713	42,755,277
Effect of dilutive securities:
Unvested restricted stock units issued to employees	240,946	506,883
Common stock issuable upon the exercise of stock options	19,256	90,661

Dilutive weighted average common shares outstanding	38,702,915	43,352,821

Approximately 1.3 million and 1.2 million stock options were excluded from the computations of diluted net income per common share for the quarters ended April 3, 2009 and March 28, 2008, respectively, as the exercise price was higher than the Company’s average stock price.

3. Comprehensive Income

The Company accounts for comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended
	April 3, 2009	March 28, 2008
Net income	$839	$3,783
Change in cumulative foreign currency on translation adjustment	(124)	(21)

Comprehensive income	$715	$3,762

4. Restructuring

As of April 3, 2009 and January 2, 2009, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002 and 2005. The following table sets forth the activity in the restructuring expense accruals during the quarter ended April 3, 2009 (in thousands):

	Accrual Balance at January 2, 2009	Expenditures	Accrual Balance at April 3, 2009
2001 Restructuring Accrual	$1,211	$(115)	$1,096

2002 Restructuring Accrual	$2,448	$(160)	$2,288

2005 Restructuring Accrual	$634	$(71)	$563

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Marketable Investments

The Company adopted SFAS No. 157, Fair Value Measurements, on December 29, 2007. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of April 3, 2009, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

As of April 3, 2009 and January 2, 2009, the Company had a net balance of $1.3 million and $1.7 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). The Portfolio units are no longer trading and, therefore, have little or no observable market data. The Company recorded a reserve of $450 thousand on the Portfolio in December 2007, and as of April 3, 2009, the Company had $141 thousand of the reserve remaining. Based on the valuation methodology used to determine the fair value, the Company has categorized the Portfolio as a Level 3 financial asset.

The following table summarizes the Portfolio activity during the quarter ended April 3, 2009 (in thousands):

Portfolio beginning balance	$1,727
Redemptions	(465)
Realized and unrealized losses	—

Portfolio ending balance	$1,262

As of April 3, 2009, the Company had received 83% of its investment balance in the Portfolio as of the date of liquidation at an average net asset value of $0.95. The Portfolio is continuing to accrue and pay interest which the Company is recording as interest income once the collection of the interest is certain. To the extent the Company determines there is a further change in fair value of the Portfolio, it may recognize additional losses in future periods.

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	April 3, 2009	January 2, 2009
Accounts receivable	$18,411	$21,889
Unbilled revenue	4,773	5,223
Allowance for doubtful accounts	(1,821)	(1,631)

	$21,363	$25,481

Accounts receivable for the periods ending April 3, 2009 and January 2, 2009, is net of uncollected advanced billings. Unbilled revenue as of April 3, 2009 and January 2, 2009 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the quarter ended April 3, 2009, the Company issued 1,373,470 restricted stock units at a weighted average grant-date fair value of $2.56. As of April 3, 2009, the Company had 2,671,134 restricted stock units outstanding at a weighted average grant-date fair value of $3.17. As of April 3, 2009, there was $6.3 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.64 years.

8. Shareholders’ Equity

Treasury Stock

During the quarter ended April 3, 2009, the Board of Directors approved an additional $5.0 million authorization under the Company’s share repurchase program, thereby increasing the total approval to $60.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended April 3, 2009, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $2.08, for a total cost of approximately $2.1 million. As of April 3, 2009, the Company had $4.8 million available under the buyback program.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 3, 2009	March 28, 2008
Revenue:
North America	$30,771	$33,521
International (primarily European countries)	8,745	10,317

Total Revenue	$39,516	$43,838

Long-lived assets are attributed to the following geographical areas (in thousands):

	April 3, 2009	January 2, 2009
Long-Lived Assets:
North America	$57,152	$56,810
International (primarily European countries)	13,838	13,965

Total Long-Lived Assets	$70,990	$70,775

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Geographic and Group Information (continued)

As of April 3, 2009 and January 2, 2009, international assets included $13.5 million and $13.6 million of goodwill and intangible assets, respectively, related to the REL acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	April 3, 2009	March 28, 2008
The Hackett Group	$27,333	$29,981
Hackett Technology Solutions	12,183	13,857

Total Revenue	$39,516	$43,838

11.	Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 2, 2009. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 4,000 benchmark studies over 16 years at 2,700 of the world’s leading companies.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue of such results.

	Quarter Ended
	April 3, 2009		March 28, 2008
Revenue:
Revenue before reimbursements	$35,990	91.1%	$39,268	89.6%
Reimbursements	3,526	8.9%	4,570	10.4%

Total revenue	39,516	100.0%	43,838	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	22,274	56.4%	22,963	52.4%
Reimbursable expenses	3,526	8.9%	4,570	10.4%

Total cost of service	25,800	65.3%	27,533	62.8%

Selling, general and administrative costs	12,839	32.5%	12,582	28.7%

Total costs and operating expenses	38,639	97.8%	40,115	91.5%

Income from operations	877	2.2%	3,723	8.5%

Other income:
Interest income	25	0.0%	167	0.4%

Income before income taxes	902	2.2%	3,890	8.9%
Income tax expense	63	0.1%	107	0.2%

Net income	$839	2.1%	$3,783	8.7%

Quarter Ended April 3, 2009 versus Quarter Ended March 28, 2008

Revenue. We are a global company with operations primarily in the United States and Western Europe. As a result, our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result we are affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between the quarters ended April 3, 2009 and March 28, 2008; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Quarter Ended
	April 3, 2009	March 28, 2008
The Hackett Group	$27,333	$29,981
Hackett Technology Solutions	12,183	13,857

Total Revenue	$39,516	$43,838

Revenue for the quarter ended April 3, 2009 decreased 10%, or 7% in constant currency, to $39.5 million, compared to $43.8 million for the quarter ended March 28, 2008. The Hackett Group revenue decreased 9%, or 5% in constant currency, to $27.3 million for the quarter ended April 3, 2009, compared to the quarter ended March 28, 2008. The decrease in The Hackett Group revenue was primarily the result of delays in client decision-making and protracted sales cycles which impacted our momentum entering into 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 32%, or 34% in constant currency, of The Hackett Group’s total revenue in the first quarter of 2009, as compared to 34% in the first quarter of 2008.

Hackett Technology Solutions revenue decreased 12%, or $1.7 million, for the quarter ended April 3, 2009, compared to the quarter ended March 28, 2008, primarily due to lower revenue from our Oracle group.

During the quarters ended April 3, 2009 and March 28, 2008, one customer accounted for 8% and 7%, respectively, of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 3%, or $0.7 million, for the quarter ended April 3, 2009, compared to the quarter ended March 28, 2008, primarily due to lower accruals for 2009 incentive compensation awards. Total cost of service as a percentage of revenue before reimbursable expenses increased to 56% for the quarter ended April 3, 2009, from 52% for the quarter ended March 28, 2008, mostly due to the decrease in revenue as previously discussed. Cost of service is also denominated in multiple currencies and is therefore affected by currency exchange rate fluctuations.

The Hackett Group revenue produced gross margins of 43% for the quarter ended April 3, 2009, compared to Hackett Technology Solutions which produced gross margins of 23% for the same period. On a net revenue basis, The Hackett Group produced gross margins as a percentage of revenue of 46% for the quarter ended April 3, 2009, compared to Hackett Technology Solutions, which produced gross margins as a percentage of net revenue of 26% for the same period.

During the quarter ended April 3, 2009, reductions in headcount were made to conform to the current market demand as well as moving certain positions to our facility in India.

Selling, General and Administrative. Selling, general and administrative costs increased by 2%, or $0.3 million, for the quarter ended April 3, 2009, compared to the quarter ended March 28, 2008 primarily related to foreign currency gains and losses. The quarter ended April 3, 2009 included foreign currency losses of $0.4 million, compared to foreign currency gains of $1.1 million for the quarter ended March 28, 2008. The foreign currency impact was offset by lower 2009 incentive compensation accruals and various other cost reduction actions in the quarter ended April 3, 2009. Selling, general and administrative costs as a percentage of revenue were 33% for the quarter ended April 3, 2009, compared to 29% for the quarter ended March 28, 2008, primarily due to lower revenue.

Income Taxes. We recorded income taxes of $63 thousand for the quarter ended April 3, 2009, which reflected estimated annual tax rates of 7.0% for certain federal and state taxes. For the quarter ended March 28, 2008, we recorded income taxes of $107 thousand which reflected estimated annual tax rates of 3.0% for certain federal and state taxes.

Liquidity and Capital Resources

At April 3, 2009 and January 2, 2009, we had $24.4 million and $32.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets, and we had $600 thousand at April 3, 2009 and January 2, 2009 on deposit with financial institutions as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At April 3, 2009 and January 2, 2009, we had a net balance of $1.3 million and $1.7 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). The Portfolio is classified as marketable investments on our consolidated balance sheets (see Note 5 to our accompanying consolidated financial statements).

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities	$(5,234)	$4,733
Cash flows from investing activities	(478)	2,016
Cash flows from financing activities	(2,117)	(6,619)

Net cash used in operating activities was $5.2 million for the quarter ended April 3, 2009, compared to net cash provided by operating activities of $4.7 million for the quarter ended March 28, 2008. During the quarter ended April 3, 2009, net cash used in operating activities was primarily attributable to the payout of 2008 incentive compensation awards and the timing of the payroll cycle, partially offset by higher accounts receivable collections in the quarter.

Net cash provided by operating activities in the quarter ended March 28, 2008 was primarily attributable to earnings net of non-cash items including foreign currency gains, depreciation and amortization expense, and non-cash stock compensation. Additionally, we had increases in accounts payable due to the timing of trade payables and increases in accrued expenses. These increases were offset by lower net collections of accounts receivable and unbilled revenue.

Net cash used in investing activities was $0.5 million for the quarter ended April 3, 2009, compared to net cash provided by investing activities of $2.0 million for the quarter ended March 28, 2008. Cash used in investing activities for the quarter ended April 3, 2009 was primarily attributable to $0.9 million in capital expenditures, partially offset by $0.5 million of Portfolio redemptions.

Net cash provided by investing activities in the quarter ended March 28, 2008 was primarily attributable to $2.5 million of redemptions of marketable investments, partially offset by $0.5 million of capital expenditures mostly related to computer software and equipment.

Net cash used in financing activities was $2.1 million for the quarter ended April 3, 2009, compared to $6.6 million for the quarter ended March 28, 2008. Cash used in financing activities for the quarter ended April 3, 2009 was attributable to the repurchase of 1.0 million shares of our common stock at an average price of $2.08 per share, for a total cost of $2.1 million.

Net cash used in financing activities in the quarter ended March 28, 2008 was primarily attributable to the repurchase of 1.8 million of our common stock, at an average price of $3.81 per share, for a total cost of $6.8 million.

During the quarter ended April 3, 2009, our Board of Directors approved an additional $5.0 million authorization under our share repurchase program, thereby increasing the total approval to $60.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (revised 2007) did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157. This standard is effective for financial statements issued for periods ending after June 15, 2009. We are currently evaluating the impact that FSP FAS No. 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. We are currently evaluating the impact that FSP FAS No. 107-1 and APB No. 28-1 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the impact that FSP FAS No. 115-2 and FAS No. 124-2 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At April 3, 2009, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and we do not use derivative financial instruments in our investments. As of April 3, 2009, we had a net balance of $1.3 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and to new investors effective December 7, 2007, and which is currently under liquidation. We have recorded the Portfolio at fair market value in the accompanying consolidated balance sheets which includes realized and unrealized losses totaling $450 thousand as of April 3, 2009 and January 2, 2009. Based on the market outlook and information relating to the Portfolio, there may be further changes in the fair value of the Portfolio. To the extent we determine there is a further change in fair value, we will recognize additional losses in future periods up to the aggregate amount of our investment.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A.	Risk Factors

There have been no material changes to any of the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended April 3, 2009, the Company repurchased 1.0 million shares of its common stock at a cost of approximately $2.1 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of January 2, 2009	—	$—	—	$1,958,622
January 3, 2009 to January 30, 2009	68,657	$2.62	68,657	$1,778,537
January 31, 2009 to February 27, 2009 *	229,511	$2.45	229,511	$6,217,165
February 28, 2009 to April 3, 2009	720,158	$1.91	720,158	$4,841,135

	1,018,326	$2.08	1,018,326

*	In February 2009, the Board of Directors approved an additional $5.0 million to the Company’s share repurchase program.

Item 6.	Exhibits

See Index to Exhibits on page 18, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 12, 2009	/s/ Robert A. Ramirez

Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).