Form 10-Q
period 2009-07-03
HACKETT GROUP, INC.
filed 2009-08-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

As of August 7, 2009, there were 38,497,186 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 3, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,516	$32,060
Marketable investments	1,070	1,727
Accounts receivable and unbilled revenue, net of allowance of $1,512 and $1,631 at July 3, 2009 and January 2, 2009, respectively	21,829	25,481
Prepaid expenses and other current assets	3,556	3,021

Total current assets	48,971	62,289

Restricted cash	600	600
Property and equipment, net	6,276	5,767
Other assets	1,120	1,392
Goodwill, net	65,231	63,616

Total assets	$122,198	$133,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,569	$3,711
Accrued expenses and other liabilities	21,977	34,277

Total current liabilities	24,546	37,988
Accrued expenses and other liabilities, non-current	1,200	1,759

Total liabilities	25,746	39,747

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,018,421 and 53,408,465 shares issued at July 3, 2009 and January 2, 2009, respectively	54	53
Additional paid-in capital	287,537	285,654
Treasury stock, at cost, 15,533,902 and 14,352,458 shares at July 3, 2009 and January 2, 2009, respectively	(55,505)	(53,041)
Accumulated deficit	(131,314)	(132,313)
Accumulated other comprehensive loss	(4,320)	(6,436)

Total shareholders’ equity	96,452	93,917

Total liabilities and shareholders’ equity	$122,198	$133,664

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenue:
Revenue before reimbursements	$31,382	$44,653	$67,372	$83,921
Reimbursements	3,234	4,447	6,760	9,017

Total revenue	34,616	49,100	74,132	92,938
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $529 and $261 and $1,089 and $658 of stock compensation expense in the quarters and six months ended July 3, 2009 and June 27, 2008, respectively)	20,381	25,296	42,655	48,259
Reimbursable expenses	3,234	4,447	6,760	9,017

Total cost of service	23,615	29,743	49,415	57,276
Selling, general and administrative costs (includes $218 and $839 and $324 and $1,387 of stock compensation expense in the quarters and six months ended July 3, 2009 and June 27, 2008, respectively)	10,791	15,437	23,630	28,019

Total costs and operating expenses	34,406	45,180	73,045	85,295

Income from operations	210	3,920	1,087	7,643

Other income (expense):
Interest income	11	112	36	279
Loss on marketable investments	(35)	—	(35)	—

Income before income taxes	186	4,032	1,088	7,922
Income tax expense	26	23	89	130

Net income	$160	$4,009	$999	$7,792

Basic net income per common share:
Net income per common share	$0.00	$0.10	$0.03	$0.19
Weighted average common shares outstanding	37,894	40,656	38,169	41,471

Diluted net income per common share:
Net income per common share	$0.00	$0.10	$0.03	$0.18
Weighted average common and common equivalent shares outstanding	38,070	41,751	38,387	42,317

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net income	$999	$7,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,061	1,018
Amortization expense	332	388
(Reversal) provision for doubtful accounts	(33)	198
Loss (gain) on foreign currency translation	442	(1,179)
Non-cash stock compensation expense	1,413	2,045
(Loss) gain on sale of property and equipment	46	(32)
Loss on marketable investments	35	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	3,685	(5,543)
Increase in prepaid expenses and other assets	(687)	(2,044)
(Decrease) increase in accounts payable	(1,141)	172
(Decrease) increase in accrued expenses and other liabilities	(12,723)	362

Net cash (used in) provided by operating activities	(6,571)	3,177

Cash flows from investing activities:
Purchases of property and equipment	(1,577)	(1,101)
Proceeds from sales of property and equipment	—	32
Proceeds from redemptions of marketable securities	623	3,505

Net cash (used in) provided by investing activities	(954)	2,436

Cash flows from financing activities:
Proceeds from issuance of common stock	230	276
Repurchases of common stock	(2,464)	(9,753)

Net cash used in financing activities	(2,234)	(9,477)

Effect of exchange rate on cash	215	(3)

Net decrease in cash and cash equivalents	(9,544)	(3,867)
Cash and cash equivalents at beginning of the period	32,060	20,061

Cash and cash equivalents at end of the period	$22,516	$16,194

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$207	$236

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2009 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and six months ended July 3, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations. FAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141 (revised 2007) did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the Company’s consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FAS No. 157. This standard is effective for financial statements issued for periods ending after June 15, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of FSP No. 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, Subsequent Events. FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date the Company adopted FAS No. 165 and evaluated subsequent events through the date of this filing.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162. FAS No. 168 will become effective on the date of this Statement, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact FAS No. 168 will have on its consolidated financial statements.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Basic weighted average common shares outstanding	37,894,570	40,655,876	38,168,642	41,470,658

Effect of dilutive securities:
Unvested restricted stock units issued to employees	163,851	973,363	202,399	740,123
Common stock issuable upon the exercise of stock options	11,604	121,288	15,430	105,975

Dilutive weighted average common shares outstanding	38,070,025	41,750,527	38,386,471	42,316,756

Approximately 1.2 million stock options were excluded from the computations of diluted net income per common share for the quarters ended July 3, 2009 and June 27, 2008, as the exercise price was higher than the Company’s average stock price.

3. Comprehensive Income

The Company accounts for comprehensive income under FAS No. 130, Reporting Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net income	$160	$4,009	$999	$7,792
Change in cumulative foreign currency on translation adjustment	2,240	(369)	2,116	(391)

Comprehensive income	$2,400	$3,640	$3,115	$7,401

4. Restructuring

As of July 3, 2009 and January 2, 2009, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002 and 2005. The following table sets forth the activity in the restructuring expense accruals during the six months ended July 3, 2009 (in thousands):

	Accrual Balance at January 2, 2009	Expenditures	Accrual Balance at July 3, 2009
2001 Restructuring Accrual	$1,211	$(244)	$967
2002 Restructuring Accrual	$2,448	$(338)	$2,110
2005 Restructuring Accrual	$634	$(144)	$490

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Marketable Investments

The Company adopted FAS No. 157, Fair Value Measurements, on December 29, 2007. FAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS No. 157 describes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of July 3, 2009, the Company’s financial instruments were carried at fair value in the consolidated balance sheet. The fair value of the short-term financial instruments, including cash and cash equivalents, marketable investments, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

As of July 3, 2009 and January 2, 2009, the Company had a net balance of $1.1 million and $1.7 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). Subsequent to July 3, 2009, the Company’s remaining balance in the Portfolio was redeemed. As a result of the final redemption, the Company recorded an additional reserve on the marketable investments of $35 thousand to reflect the fair market value as of July 3, 2009.

The following table summarizes the Company’s activity in the Portfolio during the quarter and six months ended July 3, 2009 (in thousands):

	Quarter Ended	Six Months Ended
Portfolio beginning balance	$1,262	$1,727
Redemptions	(157)	(622)
Unrealized losses	(35)	(35)

Portfolio ending balance	$1,070	$1,070

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	July 3, 2009	January 2, 2009
Accounts receivable	$18,499	$21,889
Unbilled revenue	4,842	5,223
Allowance for doubtful accounts	(1,512)	(1,631)

Accounts receivable and unbilled revenue, net	$21,829	$25,481

Accounts receivable for the periods ending July 3, 2009 and January 2, 2009, is net of uncollected advanced billings. Unbilled revenue as of July 3, 2009 and January 2, 2009 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter and six months ended July 3, 2009, the Company issued 4,831 and 1,378,301 restricted stock units, respectively, at a weighted average grant-date fair value of $2.07 and $2.56, respectively. As of July 3, 2009, the Company had 2,462,993 restricted stock units outstanding at a weighted average grant-date fair value of $3.14. As of July 3, 2009, there was $5.6 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.42 years.

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended July 3, 2009, the Company repurchased approximately 163 thousand shares of its common stock at an average price of $2.12, for a total cost of approximately $346 thousand. During the six months ended July 3, 2009, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $2.09, for a total cost of approximately $2.5 million. As of July 3, 2009, the Company had $4.5 million available under its buyback program.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Revenue:
North America	$26,258	$35,696	$57,029	$68,305
International (primarily European countries)	8,358	13,404	17,103	24,633

Total revenue	$34,616	$49,100	$74,132	$92,938

Long-lived assets are attributed to the following geographical areas (in thousands):

	July 3, 2009	January 2, 2009
Long-Lived Assets:
North America	$57,170	$56,810
International (primarily European countries)	15,457	13,965

Total long-lived assets	$72,627	$70,775

As of July 3, 2009 and January 2, 2009, international assets included $15.2 million and $13.6 million of goodwill and intangible assets, respectively, related to the REL acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
The Hackett Group	$24,596	$33,297	$51,929	$63,278
Hackett Technology Solutions	10,020	15,803	22,203	29,660

Total revenue	$34,616	$49,100	$74,132	$92,938

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

In the following discussion, “Hackett” represents our total company, “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups, and “Hackett Technology Solutions” encompasses our technology groups, including SAP, Oracle and EPM Oracle.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended				Six Months Ended
	July 3, 2009		June 27, 2008		July 3, 2009		June 27, 2008
Revenue:
Revenue before reimbursements	$31,382	90.7%	$44,653	90.9%	$67,372	90.9%	$83,921	90.3%
Reimbursements	3,234	9.3%	4,447	9.1%	6,760	9.1%	9,017	9.7%

Total revenue	34,616	100.0%	49,100	100.0%	74,132	100.0%	92,938	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	20,381	58.9%	25,296	51.5%	42,655	57.5%	48,259	51.9%
Reimbursable expenses	3,234	9.3%	4,447	9.1%	6,760	9.1%	9,017	9.7%

Total cost of service	23,615	68.2%	29,743	60.6%	49,415	66.6%	57,276	61.6%

Selling, general and administrative costs	10,791	31.2%	15,437	31.4%	23,630	31.9%	28,019	30.2%

Total costs and operating expenses	34,406	99.4%	45,180	92.0%	73,045	98.5%	85,295	91.8%

Income from operations	210	0.6%	3,920	8.0%	1,087	1.5%	7,643	8.2%

Other income (expense):
Interest income	11	0.0%	112	0.2%	36	0.0%	279	0.3%
Loss on marketable investments	(35)	-0.1%	—	0.0%	(35)	0.0%	—	0.0%

Income before income taxes	186	0.5%	4,032	8.2%	1,088	1.5%	7,922	8.5%
Income tax expense	26	0.1%	23	0.0%	89	0.1%	130	0.1%

Net income	$160	0.4%	$4,009	8.2%	$999	1.4%	$7,792	8.4%

Quarter and Six Months Ended July 3, 2009 versus Quarter and Six Months Ended June 27, 2008

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between the quarters and six months ended July 3, 2009 and June 27, 2008; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not materially impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
The Hackett Group	$24,596	$33,297	$51,929	$63,278
Hackett Technology Solutions	10,020	15,803	22,203	29,660

Total revenue	$34,616	$49,100	$74,132	$92,938

Total revenue decreased 29%, or 27% in constant currency, for the quarter ended July 3, 2009, as compared to the quarter ended June 27, 2008. Total revenue decreased 20%, or 17% in constant currency, for the six months ended July 3, 2009, as compared to the six months ended June 27, 2008. The Hackett Group revenue decreased 26%, or 22% in constant currency, for the quarter ended

July 3, 2009, as compared to the quarter ended June 27, 2008. The Hackett Group revenue decreased 18%, or 14% in constant currency, for the six months ended July 3, 2009, as compared to the six months ended June 27, 2008. The decrease in The Hackett Group revenue was primarily the result of delays in client decision-making and protracted sales cycles which has impacted our momentum in 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 34% and 33%, or 39% and 39% in constant currency, of The Hackett Group’s total revenue in the quarter and six months ended July 3, 2009, respectively, as compared to 40% and 39% for the quarter and six months ended June 27, 2008, respectively.

Hackett Technology Solutions revenue decreased 37% and 25% for the quarter and six months ended July 3, 2009, respectively, as compared to the quarter and six months ended June 27, 2008, primarily due to lower revenue from our Oracle and EPM Oracle groups.

During the quarter and six months ended July 3, 2009 one customer accounted for 7% and 8%, respectively, of our total revenue. For the quarter and six months ended June 27, 2008, no customer accounted for greater than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 19% and 12% for the quarter and six months ended July 3, 2009, respectively, as compared to the quarter and six months ended June 27, 2008, primarily due to lower accruals for 2009 incentive compensation awards and reductions in headcount made to conform to the current market demand.

Total cost of service as a percentage of revenue before reimbursable expenses increased to 59% and 58% for the quarter and six months ended July 3, 2009, respectively, from 52% for the quarter and six months ended June 27, 2008. The increase was primarily due to the decrease in revenue as previously discussed. Cost of service is also denominated in multiple currencies and is therefore affected by currency exchange rate fluctuations.

The Hackett Group revenue produced gross margins of 40% and 41% for the quarter and six months ended July 3, 2009, respectively, as compared to Hackett Technology Solutions which produced gross margins of 21% and 22% for the same periods, respectively. On a net revenue basis, The Hackett Group produced gross margins as a percentage of revenue of 43% and 45% for the quarter and six months ended July 3, 2009, respectively, as compared to Hackett Technology Solutions, which produced gross margins as a percentage of net revenue of 24% and 25% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs decreased by 30% and 16% for the quarter and six months ended July 3, 2009, respectively, compared to the quarter and six months ended June 27, 2008. The decrease was primarily related to lower 2009 incentive compensation accruals, lower commission expense due to the decrease in revenue as previously discussed and various other cost reduction actions taken in 2009. Partially offsetting these cost reductions for the six months ended July 3, 2009 were foreign currency losses of $0.4 million, compared to foreign currency gains of $1.2 million for the six months ended June 27, 2008. Selling, general and administrative costs as a percentage of revenue were 31% and 32% for the quarter and six months ended July 3, 2009, respectively, as compared to 31% and 30% for the quarter and six months ended June 27, 2008, respectively.

Income Taxes. We recorded income taxes of $26 thousand and $89 thousand for the quarter and six months ended July 3, 2009, respectively, which reflected estimated annual tax rates of 14% and 8%, respectively, for certain federal and state taxes. For the quarter and six months ended June 27, 2008, we recorded income taxes of $23 thousand and $130 thousand, respectively, which reflected estimated annual tax rates of 1% and 2%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

At July 3, 2009 and January 2, 2009, we had $22.5 million and $32.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $600 thousand on deposit with financial institutions as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At July 3, 2009 and January 2, 2009, we had a net balance of $1.1 million and $1.7 million, respectively, in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). The Portfolio is classified as marketable investments in the accompanying consolidated balance sheets (see Note 5 to our accompanying consolidated financial statements). Subsequent to July 3, 2009, our remaining balance in the Portfolio was redeemed.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities	$(6,571)	$3,177
Cash flows from investing activities	$(954)	$2,436
Cash flows from financing activities	$(2,234)	$(9,477)

Net cash used in operating activities was $6.6 million for the six months ended July 3, 2009, as compared to net cash provided by operating activities of $3.2 million for the six months ended June 27, 2008. During the six months ended July 3, 2009, net cash used in operating activities was primarily attributable to the payout of 2008 incentive compensation awards, timing of vendor payments and an increase in prepaid assets related to the renewal of insurance policies. These uses of cash were partially offset by decreases in accounts receivable for the six months ended July 3, 2009.

Net cash provided by operating activities for the six months ended June 27, 2008 was primarily attributable to earnings net of non-cash items including foreign currency gains, depreciation and amortization expense, and non-cash stock compensation expense. The increases were mostly offset by higher accounts receivable and unbilled revenue due to an increase in revenue which resulted in an increase of five days in Days Sales Outstanding from December 28, 2007.

Net cash used in investing activities was $1.0 million for the six months ended July 3, 2009, as compared to net cash provided by investing activities of $2.4 million for the six months ended June 27, 2008. Cash used in investing activities for the six months ended July 3, 2009 was primarily attributable to $1.6 million in capital expenditures, partially offset by $623 thousand of Portfolio redemptions.

Net cash provided by investing activities in the six months ended June 27, 2008 was primarily attributable to $3.5 million of Portfolio redemptions, partially offset by $1.1 million of capital expenditures.

Net cash used in financing activities was $2.2 million for the six months ended July 3, 2009, as compared to $9.5 million for the six months ended June 27, 2008. Cash used in financing activities for the quarter ended July 3, 2009 was attributable to the repurchase of 1.2 million shares of our common stock at an average price of $2.09 per share, for a total cost of $2.5 million.

Net cash used in financing activities for the six months ended June 27, 2008 was primarily attributable to the repurchase of 2.5 million shares of our common stock at an average price of $3.97 per share, for a total cost of $9.8 million.

As of July 3, 2009, our total authorization under our share repurchase program was $60.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of July 3, 2009, we had $4.5 million available under the buyback program.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations. FAS No. 141 (revised 2007) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FAS No. 141 (revised 2007) did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FAS No. 157. This standard is effective for financial statements issued for periods ending after June 15, 2009. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP No. 107-1 and APB No. 28-1 are effective for financial statements used for periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB No. 28-1 did not have a material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This FSP is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of FSP No. 141(R)-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FAS No. 165, Subsequent Events. FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date we adopted FAS No. 165 and evaluated subsequent events through the date of this filing.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162. FAS No. 168, will become effective on the date of this Statement, and will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently evaluating the impact FAS No. 168 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At July 3, 2009, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers and we do not use derivative financial instruments in our investments. As of July 3, 2009, we had a net balance of $1.1 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”), all of which was collected subsequent to the end of the quarter (see Note 5 to the accompanying consolidated financial statements).

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

There have been no material changes to any of the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 3, 2009, the Company repurchased 163 thousand shares of its common stock at a cost of approximately $346 thousand under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of January 2, 2009	—	$—	—	$1,958,622
January 3, 2009 to January 30, 2009	68,657	$2.62	68,657	$1,778,537
January 31, 2009 to February 27, 2009 *	229,511	$2.45	229,511	$6,217,165
February 28, 2009 to April 3, 2009	720,158	$1.91	720,158	$4,841,135
April 4, 2009 to May 1, 2009	—	$—	—	$4,841,135
May 2, 2009 to May 29, 2009	158,477	$2.12	158,477	$4,504,703
May 30, 2009 to July 3, 2009	4,641	$2.16	4,641	$4,494,661

	1,181,444	$2.09	1,181,444

*	In February 2009, the Board of Directors approved an additional $5.0 million to the Company’s share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 8, 2009, the following proposals were voted on by the Company’s shareholders:

(i)	The election of two Directors (David Dungan and Richard Hamlin) to serve until the year 2012. The shareholders elected all nominated Directors with votes cast as follows: Mr. Dungan: 37,137,685 shares for and 1,548,448 shares withheld; Mr. Hamlin: 27,891,439 shares for and 10,794,694 shares withheld. There were no abstentions or broker non-votes applicable to the election of Directors. In addition to the Directors listed above that were elected at the meeting, the terms of the following directors continued after the meeting: Ted Fernandez, Alan Wix, John Harris and Edwin Huston.

(ii)	To approve an amendment to the Company’s 1998 Stock Option and Incentive Plan to raise the sublimit for restricted stock and restricted stock unit issuances thereunder by 2,500,000 shares. The shareholders voted to approve the proposal with the votes cast as follows: 16,047,213 shares for, 12,738,336 against and 35,475 abstentions. There were 9,865,109 broker non-votes on this proposal.

Item 6.	Exhibits

See Index to Exhibits on page 21, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 12, 2009	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).