Form 10-Q
period 2009-10-02
HACKETT GROUP, INC.
filed 2009-11-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 6, 2009, there were 38,144,204 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 2, 2009	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,172	$32,060
Marketable investments	—	1,727
Accounts receivable and unbilled revenue, net of allowance of $1,321 and $1,631 at October 2, 2009 and January 2, 2009, respectively	20,204	25,481
Prepaid expenses and other current assets	2,903	3,021

Total current assets	46,279	62,289

Restricted cash	600	600
Property and equipment, net	6,569	5,767
Other assets	938	1,392
Goodwill, net	64,833	63,616

Total assets	$119,219	$133,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,655	$3,711
Accrued expenses and other liabilities	20,231	34,277

Total current liabilities	21,886	37,988
Accrued expenses and other liabilities, non-current	984	1,759

Total liabilities	22,870	39,747

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,067,831 and 53,408,465 shares issued at October 2, 2009 and January 2, 2009, respectively	54	53
Additional paid-in capital	288,180	285,654
Treasury stock, at cost, 15,925,102 and 14,352,458 shares at October 2, 2009 and January 2, 2009, respectively	(56,495)	(53,041)
Accumulated deficit	(130,501)	(132,313)
Accumulated other comprehensive loss	(4,889)	(6,436)

Total shareholders’ equity	96,349	93,917

Total liabilities and shareholders’ equity	$119,219	$133,664

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenue:
Revenue before reimbursements	$30,688	$45,450	$98,060	$129,371
Reimbursements	3,315	4,958	10,075	13,975

Total revenue	34,003	50,408	108,135	143,346
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $442 and $251 and $1,531 and $909 of stock compensation expense in the quarters and nine months ended October 2, 2009 and September 26, 2008, respectively)	19,423	24,551	62,078	72,810
Reimbursable expenses	3,315	4,958	10,075	13,975

Total cost of service	22,738	29,509	72,153	86,785
Selling, general and administrative costs (includes $237 and $792 and $560 and $2,178 of stock compensation expense in the quarters and nine months ended October 2, 2009 and September 26, 2008, respectively)	10,475	16,249	34,105	44,268

Total costs and operating expenses	33,213	45,758	106,258	131,053

Income from operations	790	4,650	1,877	12,293

Other income (expense):
Interest income	6	109	42	388
Loss on marketable investments	—	—	(35)	—

Income before income taxes	796	4,759	1,884	12,681
Income tax (benefit) expense	(20)	123	69	253

Net income	$816	$4,636	$1,815	$12,428

Basic net income per common share:
Net income per common share	$0.02	$0.12	$0.05	$0.30
Weighted average common shares outstanding	37,651	40,008	37,996	40,983

Diluted net income per common share:
Net income per common share	$0.02	$0.11	$0.05	$0.30
Weighted average common and common equivalent shares outstanding	38,370	41,571	38,381	42,068

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net income	$1,815	$12,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	1,483	1,540
Amortization expense	503	568
Provision (reversal) for doubtful accounts	52	(10)
Loss (gain) on foreign currency translation	337	(873)
Non-cash stock compensation expense	2,091	3,087
Loss (gain) on sale of property and equipment	46	(32)
Loss on marketable investments	35	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	5,224	(1,200)
Decrease (increase) in prepaid expenses and other assets	117	(2,207)
(Decrease) increase in accounts payable	(2,056)	105
(Decrease) increase in accrued expenses and other liabilities	(14,819)	2,700

Net cash (used in) provided by operating activities	(5,172)	16,106

Cash flows from investing activities:
Purchases of property and equipment	(2,298)	(1,517)
Proceeds from sales of property and equipment	—	32
Proceeds from redemptions of marketable securities	1,692	4,621

Net cash (used in) provided by investing activities	(606)	3,136

Cash flows from financing activities:
Proceeds from issuance of common stock	239	560
Repurchases of common stock	(3,454)	(16,212)

Net cash used in financing activities	(3,215)	(15,652)

Effect of exchange rate on cash	105	(18)

Net change in cash and cash equivalents	(8,888)	3,572
Cash and cash equivalents at beginning of the period	32,060	20,061

Cash and cash equivalents at end of the period	$23,172	$23,633

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$207	$237

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2009 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter and nine months ended October 2, 2009 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”). ASC 105 supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification. The Codification was effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. As a result of the adoption, the Company has included references to the Codification, as appropriate, in these financial statements, referred to previously under the former FASB references.

In December 2007, the FASB issued FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB ASC Topic 275, Risks and Uncertainties (“ASC 275-10”), and ASC Topic 350, Intangibles and Other (“ASC 350-30”). ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350-30 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In April 2009, the FASB issued FASB ASC Topic 805-20, Business Combinations (“ASC 805-20”). ASC 805-20 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This statement is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 820-10, Fair Value and Measurement Disclosure (“ASC 820-10”). ASC 820-10 provides additional guidance for estimating fair value when there is no active market or where the price inputs used represent distressed sales. This standard is effective for financial statements issued for periods ending after June 15, 2009. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 825-10, Financial Instruments (“ASC 825-10”), which requires disclosure about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. ASC 825-10 is effective for financial statements used for periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FASB ASC Topic 855-10, Subsequent Events (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 and has evaluated subsequent events for possible disclosure through the date of this filing.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company is currently evaluating the impact that the adoption of ASU 2009-05 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (“ASU 2009-14”). ASU 2009-14 amends ASC Topic 985-605 (“ASC 985-605”), Software: Revenue Recognition, such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 is effective for revenue arrangements entered into or materially modified on or after April 1, 2011, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-14 will have on its consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Basic weighted average common shares outstanding	37,651,144	40,008,298	37,996,143	40,983,204

Effect of dilutive securities:
Unvested restricted stock units issued to employees	692,580	1,370,712	365,792	950,319
Common stock issuable upon the exercise of stock options	25,811	192,394	18,890	134,781

Dilutive weighted average common shares outstanding	38,369,535	41,571,404	38,380,825	42,068,304

Approximately 1.0 million and 0.8 million stock options were excluded from the computations of diluted net income per common share for the quarters ended October 2, 2009 and September 26, 2008, respectively, as the exercise price was higher than the Company’s average stock price.

3. Comprehensive Income

The Company accounts for comprehensive income under FASB ASC Topic 220, Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net income	$816	$4,636	$1,815	$12,428
Change in cumulative foreign currency on translation adjustment	(569)	(1,728)	1,547	(2,119)

Comprehensive income	$247	$2,908	$3,362	$10,309

4. Restructuring

As of October 2, 2009 and January 2, 2009, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002 and 2005. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Accrual Balance at January 2, 2009	Expenditures	Accrual Balance at October 2, 2009
2001 Restructuring accrual	$1,211	$(357)	$854
2002 Restructuring accrual	$2,448	$(497)	$1,951
2005 Restructuring accrual	$634	$(218)	$416

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Marketable Investments

The Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), on December 29, 2007. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of October 2, 2009 and January 2, 2009, the Company’s financial instruments were carried at fair value in the consolidated balance sheets. The fair value of the short-term financial instruments, including cash and cash equivalents, marketable investments, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, equaled the respective carrying value due to the short-term nature of these instruments.

As of January 2, 2009, the Company had a net balance of $1.7 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). In July 2009, the Company received the final Portfolio redemption. As a result of the final redemption, the Company recorded an additional reserve on the marketable investments of $35 thousand in the quarter ended July 3, 2009 to reflect the fair market value.

The following table summarizes the Company’s activity in the Portfolio during the quarter and nine months ended October 2, 2009 (in thousands):

	Quarter Ended	Nine Months Ended
Portfolio beginning balance	$1,070	$1,727
Redemptions	(1,070)	(1,692)
Realized and unrealized losses	—	(35)

Portfolio ending balance	$—	$—

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	October 2, 2009	January 2, 2009
Accounts receivable	$16,021	$21,889
Unbilled revenue	5,504	5,223
Allowance for doubtful accounts	(1,321)	(1,631)

Accounts receivable and unbilled revenue, net	$20,204	$25,481

Accounts receivable for the periods ending October 2, 2009 and January 2, 2009, is net of uncollected advanced billings. Unbilled revenue as of October 2, 2009 and January 2, 2009 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the quarter and nine months ended October 2, 2009, the Company issued 70,756 and 1,449,057 restricted stock units, respectively, at a weighted average grant-date fair value of $2.68 and $2.57. As of October 2, 2009, the Company had 2,442,599 restricted stock units outstanding at a weighted average grant-date fair value of $3.11. As of October 2, 2009, there was $5.0 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.23 years.

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended October 2, 2009, the Company repurchased approximately 391 thousand shares of its common stock at an average price of $2.53, for a total cost of approximately $990 thousand. During the nine months ended October 2, 2009, the Company repurchased approximately 1.6 million shares of its common stock at an average price of $2.20, for a total cost of approximately $3.5 million. As of October 2, 2009, the Company had $3.5 million available under its buyback program.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Revenue:
North America	$25,525	$37,098	$82,554	$105,354
International (primarily European countries)	8,478	13,310	25,581	37,992

Total Hackett Revenue	$34,003	$50,408	$108,135	$143,346

Long-lived assets are attributed to the following geographical areas (in thousands):

	October 2, 2009	January 2, 2009
Long-Lived Assets:
North America	$57,418	$56,810
International (primarily European countries)	14,922	13,965

Total Long-Lived Assets	$72,340	$70,775

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Geographic and Group Information (continued)

As of October 2, 2009 and January 2, 2009, international assets included $14.7 million and $13.6 million of goodwill and intangible assets, respectively.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
The Hackett Group	$23,099	$33,751	$75,028	$97,029
Hackett Technology Solutions	10,904	16,657	33,107	46,317

Total Hackett Revenue	$34,003	$50,408	$108,135	$143,346

11. Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

12. Subsequent Event

On November 10, 2009, the Company completed its acquisition of Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement under which the Company purchased the assets used in connection with Archstone’s consulting business.

The purchase price was approximately 5.2 million shares of the Company’s common stock, of which approximately 1.6 million shares are subject to an earn-out based on revenue achieved in 2010. In addition, the Company will issue approximately 950 thousand shares of its common stock to former Archstone executives as new employees of the Company that will vest over a two to five year period.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended				Nine Months Ended
	October 2, 2009		September 26, 2008		October 2, 2009		September 26, 2008
Revenue:
Revenue before reimbursements	$30,688	90.3%	$45,450	90.2%	$98,060	90.7%	$129,371	90.3%
Reimbursements	3,315	9.7%	4,958	9.8%	10,075	9.3%	13,975	9.7%

Total revenue	34,003	100.0%	50,408	100.0%	108,135	100.0%	143,346	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	19,423	57.1%	24,551	48.7%	62,078	57.4%	72,810	50.8%
Reimbursable expenses	3,315	9.8%	4,958	9.8%	10,075	9.3%	13,975	9.7%

Total cost of service	22,738	66.9%	29,509	58.5%	72,153	66.7%	86,785	60.5%

Selling, general and administrative costs	10,475	30.8%	16,249	32.2%	34,105	31.5%	44,268	30.9%

Total costs and operating expenses	33,213	97.7%	45,758	90.7%	106,258	98.2%	131,053	91.4%

Income from operations	790	2.3%	4,650	9.3%	1,877	1.8%	12,293	8.6%

Other income (expense):
Interest income	6	0.0%	109	0.2%	42	0.0%	388	0.3%
Loss on marketable investments	—	0.0%	—	0.0%	(35)	0.0%	—	0.0%

Income before income taxes	796	2.3%	4,759	9.5%	1,884	1.8%	12,681	8.9%
Income tax (benefit) expense	(20)	-0.1%	123	0.2%	69	0.0%	253	0.2%

Net income	$816	2.4%	$4,636	9.3%	$1,815	1.8%	$12,428	8.7%

Quarter and Nine Months Ended October 2, 2009 versus Quarter and Nine Months Ended September 26, 2008

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Exchange rate fluctuations had an impact on our revenue comparisons between the quarters and nine months ended October 2, 2009 and September 26, 2008; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not materially impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
The Hackett Group	$23,099	$33,751	$75,028	$97,029
Hackett Technology Solutions	10,904	16,657	33,107	46,317

Total Hackett Revenue	$34,003	$50,408	$108,135	$143,346

Total Hackett revenue decreased 33%, or 32% in constant currency, for the quarter ended October 2, 2009, as compared to the quarter ended September 26, 2008. Total Hackett revenue decreased 25%, or 22% in constant currency, for the nine months ended October 2, 2009, as compared to the nine months ended September 26, 2008.

The Hackett Group revenue decreased 32%, or 30% in constant currency, for the quarter ended October 2, 2009, as compared to the quarter ended September 26, 2008. The Hackett Group revenue decreased 23%, or 19% in constant currency, for the nine months ended October 2, 2009, as compared to the nine months ended September 26, 2008. The decrease in The Hackett Group revenue was primarily the result of delays in client decision-making and protracted sales cycles which have impacted our momentum in 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 37% and 34%, or 38% and 37% in constant currency, of The Hackett Group’s total revenue in the quarter and nine months ended October 2, 2009, respectively, as compared to 39% for both the quarter and nine months ended September 26, 2008, respectively.

Hackett Technology Solutions revenue decreased 35% and 29% for the quarter and nine months ended October 2, 2009, respectively, as compared to the quarter and nine months ended September 26, 2008, primarily due to lower revenue from our Oracle and EPM Oracle groups.

During both the quarter and nine months ended October 2, 2009, one customer accounted for 7% of our total revenue. For the quarter and nine months ended September 26, 2008, one customer accounted for 8% and 5%, respectively, of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 21% and 15% for the quarter and nine months ended October 2, 2009, respectively, as compared to the quarter and nine months ended September 26, 2008, primarily due to lower accruals for 2009 incentive compensation awards and reductions in headcount made to conform to the current market demand.

Total cost of service as a percentage of revenue before reimbursable expenses increased to 57% for both the quarter and nine months ended October 2, 2009, from 49% and 51% for the quarter and nine months ended September 26, 2008, respectively. This increase was primarily due to the decrease in revenue as previously discussed. Cost of service is also denominated in multiple currencies and is therefore affected by currency exchange rate fluctuations.

The Hackett Group revenue produced gross margins of 39% and 41% for the quarter and nine months ended October 2, 2009, respectively, as compared to Hackett Technology Solutions which produced gross margins of 25% and 23% for the same periods, respectively. On a net revenue basis, The Hackett Group produced gross margins as a percentage of revenue of 42% and 44% for the quarter and nine months ended October 2, 2009, respectively, as compared to Hackett Technology Solutions, which produced gross margins as a percentage of net revenue of 29% and 26% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs decreased by 36% and 23% for the quarter and nine months ended October 2, 2009, respectively, compared to the quarter and nine months ended September 26, 2008. The decrease was primarily related to lower 2009 incentive compensation accruals, lower commission expense due to the decrease in revenue as previously discussed, and various other cost reduction actions taken in 2009. Partially offsetting these cost reductions for the nine months ended October 2, 2009 were foreign currency losses of $0.3 million, compared to foreign currency gains of $0.9 million for the nine months ended September 26, 2008. Selling, general and administrative costs as a percentage of revenue were 31% and 32% for the quarter and nine months ended October 2, 2009, respectively, as compared to 32% and 31% for the quarter and nine months ended September 26, 2008, respectively.

Income Taxes. We recorded an income tax benefit of $20 thousand and an income tax expense of $69 thousand for the quarter and nine months ended October 2, 2009, respectively, which reflected an estimated annual tax rate benefit of 2.5% and an estimated annual tax rate expense of 3.7%, respectively, for certain federal and state taxes. For the quarter and nine months ended September 26, 2008, we recorded income taxes of $123 thousand and $253 thousand, respectively, which reflected estimated annual tax rates of 2.6% and 2.0%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

At October 2, 2009 and January 2, 2009, we had $23.2 million and $32.1 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $600 thousand on deposit with financial institutions as collateral for letters of credit classified as restricted cash in the accompanying consolidated balance sheets. At January 2, 2009, we had a net balance of $1.7 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”), of which the final Portfolio redemption was received in July 2009. The Portfolio was classified as marketable investments in the accompanying consolidated balance sheet at January 2, 2009 (see Note 5 to our accompanying consolidated financial statements).

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities	$(5,172)	$16,106
Cash flows from investing activities	$(606)	$3,136
Cash flows from financing activities	$(3,215)	$(15,652)

Net cash used in operating activities was $5.2 million for the nine months ended October 2, 2009, as compared to net cash provided by operating activities of $16.1 million for the nine months ended September 26, 2008. During the nine months ended October 2, 2009, net cash used in operating activities was primarily attributable to the payout of 2008 incentive compensation awards and the timing of vendor payments and payroll cycles. These uses of cash were partially offset by a decrease in accounts receivable and unbilled revenue and earnings net of non-cash items.

Net cash provided by operating activities for the nine months ended September 26, 2008 was primarily attributable to earnings net of non-cash items. Additionally, we had higher accrued expenses and other liabilities during the nine months ended September 26, 2008, primarily due to the timing of the payroll cycle. The increases were mostly offset by higher prepaid expenses and other assets, and higher accounts receivable and unbilled revenue at September 26, 2008, offset by a four day decrease in Days Sales Outstanding from December 28, 2007.

Net cash used in investing activities was $0.6 million for the nine months ended October 2, 2009, as compared to net cash provided by investing activities of $3.1 million for the nine months ended September 26, 2008. Cash used in investing activities for the nine months ended October 2, 2009 was primarily attributable to $2.3 million in capital expenditures, partially offset by $1.7 million of Portfolio redemptions.

Net cash provided by investing activities in the nine months ended September 26, 2008 was primarily attributable to $4.6 million of Portfolio redemptions, offset by $1.5 million of capital expenditures.

Net cash used in financing activities was $3.2 million for the nine months ended October 2, 2009, as compared to $15.7 million for the nine months ended September 26, 2008. Cash used in financing activities for the nine months ended October 2, 2009 was attributable to the repurchase of 1.6 million shares of our common stock at an average price of $2.20 per share, for a total cost of $3.5 million. Partially offsetting the 2009 share buybacks were proceeds from the sale of stock sold through our Employee Stock Purchase Plan of $230 thousand.

Net cash used in financing activities for the nine months ended September 26, 2008 was primarily attributable to the repurchase of 3.5 million shares of our common stock at an average price of $4.59 per share, for a total cost of $16.2 million. Partially offsetting the 2008 share buybacks were proceeds from the sale of stock as a result of exercises of stock sold through our Employee Stock Purchase Plan of $328 thousand and exercises of stock options of $232 thousand.

As of October 2, 2009, our total authorization under our share repurchase program was $60.0 million. Under the repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of October 2, 2009, we had $3.5 million available under the buyback program.

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

Subsequent Event

On November 10, 2009, we completed our acquisition of Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement under which we purchased the assets used in connection with Archstone’s consulting business.

The purchase price was approximately 5.2 million shares of our common stock, of which approximately 1.6 million shares are subject to an earn-out based on revenue achieved in 2010. In addition, we will issue approximately 950 thousand shares of our common stock to former Archstone executives as new employees of the Company that will vest over a two to five year period.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) (the “Codification”). ASC 105 supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Going forward, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”), which will serve to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the changes to the Codification. The Codification was effective for financial statements issued for fiscal years and interim periods beginning after September 15, 2009. As a result of the adoption, we have included references to the Codification, as appropriate, in these financial statements, referred to previously under the former FASB references.

In December 2007, the FASB issued FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB ASC Topic 275, Risks and Uncertainties (“ASC 275-10”), and ASC Topic 350, Intangibles and Other (“ASC 350-30”). ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350-30 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350-30 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 805-20, Business Combinations (“ASC 805-20”). ASC 805-20 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. This statement is effective for business combinations with an acquisition date on or after June 1, 2009. The adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 820-10, Fair Value and Measurement Disclosure (“ASC 820-10”). ASC 820-10 provides additional guidance for estimating fair value when there is no active market or where the price inputs used represent distressed sales. This standard is effective for financial statements issued for periods ending after June 15, 2009. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB ASC Topic 825-10, Financial Instruments (“ASC 825-10”), which requires disclosure about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. ASC 825-10 is effective for financial statements used for periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855-10, Subsequent Events (“ASC 855-10”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855-10 and have evaluated subsequent events for possible disclosure through the date of this filing.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. We are currently evaluating the impact that the adoption of ASU 2009-05 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force) (“ASU 2009-14”). ASU 2009-14 amends ASC Topic 985-605, Software: Revenue Recognition (“ASC 985-605”), such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. ASU 2009-14 is effective for revenue arrangements entered into or materially modified on or after April 1, 2011, however, early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2009-14 will have on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At October 2, 2009, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

During the quarter ended October 2, 2009, the Company repurchased approximately 391 thousand shares of its common stock at a cost of approximately $990 thousand under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of January 2, 2009	—	$—	—	$1,958,622
January 3, 2009 to January 30, 2009	68,657	$2.62	68,657	$1,778,537
January 31, 2009 to February 27, 2009 *	229,511	$2.45	229,511	$6,217,165
February 28, 2009 to April 3, 2009	720,158	$1.91	720,158	$4,841,135
April 4, 2009 to May 1, 2009	—	$—	—	$4,841,135
May 2, 2009 to May 29, 2009	158,477	$2.12	158,477	$4,504,702
May 30, 2009 to July 3, 2009	4,641	$2.16	4,641	$4,494,660
July 4, 2009 to July 31, 2009	—	$—	—	$4,494,660
August 1, 2009 to August 28, 2009	391,200	$2.53	391,200	$3,504,921
August 29, 2009 to October 2, 2009	—	$—	—	$3,504,921

	1,572,644	$2.20	1,572,644

*	In February 2009, the Board of Directors approved an additional $5.0 million to the Company’s share repurchase program.

Item 6.	Exhibits

See Index to Exhibits on page 21, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 12, 2009	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).