Form 10-K
period 2010-01-01
HACKETT GROUP, INC.
filed 2010-03-17
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 333-48123

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $66,523,274 on July 3, 2009 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 12, 2010 was 41,361,963.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

GENERAL

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett”). We were originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 5,000 benchmarking studies, executives use Hackett’s empirically based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group (acquired in November 2009), Hackett offers Strategy & Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Hackett Technology Solutions group (“HTS”), Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with 2,700 major corporations and government agencies, including 97% of the Dow Jones Industrials, 80% of the Fortune 100, 80% of the DAX 30 and 49% of the FTSE 100.

In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors.

As expected, 2009 proved to be a challenging year. As we head into 2010, we believe that organizations will continue to recognize the need to drive sustainable cost reductions and cash flow improvements. We also believe that organizations realize that as the economy recovers, near-term revenue gains and margins may be difficult to come by. We believe this means operating excellence, which allows organizations to sustain the operating leverage they have achieved in 2009, will be key to their results. We believe that our offerings are well aligned with the pressure that all organizations will continue to experience during a period of slow economic recovery. We will continue to ensure that our clients understand that our unique intellectual capital and implementation expertise will enable them to make the necessary improvements in a targeted and timely manner.

Specifically, organizations must ensure that they have an operating platform or service delivery strategy that ensures that their underlying business processes are allowing them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement consulting spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We expect companies to continue to look for ways to centralize, standardize and automate business processes by leveraging highly educated, low-cost offshore labor markets. In today’s environment, clients must be clearly convinced that you are uniquely qualified to help them achieve their targeted results in a timely manner.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmarking offerings allow clients to empirically quantify their performance improvement opportunity at a process level. Utilizing the performance metrics and our vast repository of best practices that emanate from over 5,000 benchmark studies, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has created a series of process and technology tools that allow clients to effect proven sustainable performance improvement. Our proprietary BPI intellectual capital, which is imbedded within our global delivery methodology, is what allows us to help clients accelerate their time to benefit.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other BPI engagements, to correlate best practices with superior performance levels. We use Hackett intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides reside in the Best Practice Intelligence Center portal and are used throughout the term of a project to ensure that best practices are identified and implemented. This coordinated approach addresses people, process, information access and technology.

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

Similarly, we integrate Hackett-Certified™ practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages from Oracle, Hyperion and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of enterprise resource planning (“ERP”) software, while limiting customization. BPI’s establish the foundation for improved performance.

We believe the combination of optimized processes, a best practices-based business application and enhanced business intelligence environments allow our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help the client without regard to where they are in their performance improvement lifecycle.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include strategic consulting firms, executive research advisory firms, international and regional management consulting and IT firms, and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We believe very few of our competitors have proprietary intellectual capital similar to the performance metrics and BPI insight that emanates from our Transformational Benchmark offering.

In spite of our size relative to our competitor group, we believe our competitive position is strong. With Hackett best practice intellectual capital and its direct link to our BPI approach, we believe we can uniquely assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 5,000 benchmark studies for over 2,700 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our intellectual capital-centric approach, gives us a competitive advantage.

STRATEGY

Our focus will be on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long term growth prospects lie in our ability to extend our unique market permission to help clients measure their performance improvement opportunity, or gap analysis, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Executive Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create a significant opportunity to grow revenue per client.

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

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost, performance gains and improved returns on their investments. Our clients attribute their decision to use us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation or research activities. Additional BPI updates are also driven by new software releases that drive new innovation in business process automation.

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

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our progress will be our ability to attract, retain, develop and motivate associates. In the latter part of 2008, we rolled out a new talent management initiative that included a new performance management program and a new comprehensive personal development training curriculum. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

•

Leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24 hour/5 day operations.

•

Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our IP. We believe that our unique Hackett access and our BPI approach, coupled with our strong balance sheet and infrastructure, can be utilized to support a larger organization. We believe that acquisitions must be accretive or have strong growth prospects, but most importantly, have strong synergy with our best practice intellectual capital focus. For example, our acquisition of REL Consultancy Group Limited (“REL”) in 2005 expanded our knowledge and capabilities into working capital management and expanded our client base and exposure to additional markets abroad. Our recent Archstone acquisition expanded our capabilities in Strategy and Operations and Enterprise Performance Management capabilities in selected industries.

OUR OFFERINGS

We offer a comprehensive range of services, including executive advisory programs, benchmarking, business transformation and technology consulting services. With strategic and functional knowledge in finance, human resources, information technology, procurement, supply chain management, corporate services, customer service, and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

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

•

Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership performance surveys and client-submitted content, provide ongoing peer learning and networking opportunities.

•

Best Practice Intelligence Center: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive Advisory Program Members and their support teams.

•	Benchmarking Services

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 2,700 organizations globally. This includes 97% of the Dow Jones Industrials, 80% of the Fortune 100, 80% of the DAX 30 and 49% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 1,500 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

Through Archstone Consulting we offer services which specialize in industry supply chain, procurement consulting and CFO advisory competencies.

Hackett Technology Solutions (“HTS”)

                Our HTS professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on the following application providers: Oracle (including Oracle EPM), SAP, and several leading time and attendance providers. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our HTS teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide offshore application development and support services. These services include post-implementation support for select business application platforms. Our HTS group also includes a division responsible for the sale and maintenance support of the SAP suite of ERP applications.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2009 and 2008, our ten most significant clients accounted for approximately 28% and 25% of revenue, respectively, and one client generated 6% and 5% of total revenue, respectively. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT, MARKETING AND MARKET SEGMENTATION

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources and market segmentation. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. Our Hackett and BPI message have remained the central focus of our marketing and communications programs in 2009 which helped to expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. In 2009, the compensation programs for our associates reflected an emphasis optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. For our HTS groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•

The Leadership Team, Principals and Senior Directors are comprised of our senior leaders who have a combination of executive, regional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing the business by fostering executive-level relationships within accounts and leveraging their existing contacts in the marketplace.

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

We have segmented our market focus into the following categories:

•

Strategic Accounts are comprised of large prospects and existing relationships which we believe will have a significant revenue relationship within the next 18 months. Strategic account criteria include the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative working closely with regional leadership is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

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

MANAGEMENT SYSTEMS

Our management control systems are comprised of various accounting, billing, financial reporting, human resources, marketing and resource allocations systems, many of which are integrated with our knowledge management system, Mind~Share. We believe that Mind~Share significantly enhances our ability to serve our clients efficiently by allowing our knowledge-base to be shared by all associates worldwide on a real-time basis. Our well-developed, flexible, scalable infrastructure has allowed us to quickly integrate the new employees and business systems we have acquired.

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

Our human resources staff includes seasoned professionals in North America, Europe and Asia Pacific who support our practices by, among other things, administering our benefit programs and facilitating the hiring process. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

As of January 1, 2010, we had approximately 810 associates, approximately 80% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France our associates enjoy the benefit of certain government mandated regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time we also engage consultants as independent contractors.

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

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website http://www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any material that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our business is subject to risks. The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or printed elsewhere by management from time to time.

Our results of operations could be negatively affected by global economic conditions.

Current global economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2009, our ten largest clients accounted for approximately 28% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

Integrating businesses we may acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability, or realize sufficient revenue to justify our investment. If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with 30 days’ notice and without penalty. As a result, if we lose a major client or large client engagement, our revenue will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large engagement, our business, financial condition, and results of operations could be materially and adversely affected. Also, if we fail to collect a large accounts receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

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

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,780 square feet and expires June 30, 2010. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Almere, Paris, Hyderabad and Sydney. As of January 1, 2010, we had operating leases that extend through December 2016. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2009
Fourth Quarter	$3.79	$2.60
Third Quarter	$3.28	$2.25
Second Quarter	$2.63	$1.97
First Quarter	$3.42	$1.78

2008
Fourth Quarter	$5.74	$2.07
Third Quarter	$6.65	$5.00
Second Quarter	$5.91	$3.73
First Quarter	$4.84	$3.25

The closing sale price for the common stock on March 12, 2010 was $2.84.

As of March 12, 2010, there were approximately 339 holders of record of our common stock and 41,361,963 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2010 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2004 with the NASDAQ Composite Index and a Peer Group Index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2004.

	12/31/04	12/30/05	12/29/06	12/28/07	1/2/09	1/1/10

The Hackett Group, Inc.	$100.00	$91.20	$66.09	$97.00	$61.59	$59.66
NASDAQ Composite Index	$100.00	$101.41	$114.05	$123.94	$73.43	$105.89
Peer Group	$100.00	$83.38	$89.65	$64.27	$23.34	$42.70

The Peer Group includes BearingPoint Inc., Diamond Management & Technology Consultants, eLoyalty Corporation, Sapient Corp and Technology Solutions Company.

Company Dividend Policy

We have not paid, nor do we expect to pay, any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. As of January 1, 2010, the cumulative authorization was for up to $60.0 million, with approximately $0.6 million available for future purchases. In 2009, we repurchased approximately $6.4 million of our common stock. This brings our cumulative purchases under the plan to $59.4 million.

All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended January 1, 2010:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of January 2, 2009	—	$—	—	$1,958,622
January 3, 2009 to January 30, 2009	68,657	$2.62	68,657	$1,778,537
January 31, 2009 to February 27, 2009 *	229,511	$2.45	229,511	$6,217,165
February 28, 2009 to April 3, 2009	720,158	$1.91	720,158	$4,841,135
April 4, 2009 to May 1, 2009	—	$—	—	$4,841,135
May 2, 2009 to May 29, 2009	158,477	$2.12	158,477	$4,504,702
May 30, 2009 to July 3, 2009	4,641	$2.16	4,641	$4,494,660
July 4, 2009 to July 31, 2009	—	$—	—	$4,494,660
August 1, 2009 to August 28, 2009	391,200	$2.53	391,200	$3,504,921
August 29, 2009 to October 2, 2009	—	$—	—	$3,504,921
October 3, 2009 to October 30, 2009	—	$—	—	$3,504,921
October 31, 2009 to November 27, 2009	100,524	$2.98	100,524	$3,205,490
November 28, 2009 to January 1, 2010	951,206	$2.76	951,206	$578,515	**

	2,624,374	$2.43	2,624,374

*	In February 2009, our Board of Directors approved an additional $5.0 million to our share repurchase program.
**	Subsequent to January 1, 2010, our Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $65.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth selected financial information for Hackett as of and for each of the years in the five-year period ended January 1, 2010, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006	December 30, 2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Revenue before reimbursements	$129,019	$173,217	$158,973	$162,167	$146,693
Reimbursements	13,681	18,884	18,035	18,388	16,625

Total revenue (1)(2)	142,700	192,101	177,008	180,555	163,318
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	84,407	96,844	91,853	96,637	85,620
Reimbursable expenses	13,681	18,884	18,035	18,388	16,625

Total cost of service	98,088	115,728	109,888	115,025	102,245
Selling, general and administrative costs	46,215	58,474	60,746	63,518	57,604
Restructuring costs	5,437	—	—	6,313	2,923
(Collection) loss from misappropriation, net	—	—	(2,574)	341	1,037

Total costs and operating expenses	149,740	174,202	168,060	185,197	163,809

(Loss) income from operations	(7,040)	17,899	8,948	(4,642)	(491)
Other income (expense):
Interest income, net	51	442	775	507	1,089
Loss on marketable investments	(35)	—	(450)	—	—

(Loss) income before income taxes	(7,024)	18,341	9,273	(4,135)	598
Income tax (benefit) expense	(212)	465	278	913	(6)

Net (loss) income	$(6,812)	$17,876	$8,995	$(5,048)	$604

Basic net (loss) income per common share:
Net (loss) income per common share	$(0.18)	$0.44	$0.20	$(0.11)	$0.01
Weighted average common shares outstanding	38,240	40,471	44,127	44,653	43,575

Diluted net (loss) income per common share:
Net (loss) income per common share	$(0.18)	$0.43	$0.20	$(0.11)	$0.01
Weighted average common and common equivalent shares outstanding	38,240	41,498	44,978	44,653	45,302

Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,004	$32,060	$20,061	$8,832	$13,905
Marketable investments	$—	$1,727	$7,032	$10,753	$14,100
Restricted cash	$1,475	$600	$600	$600	$4,257
Working capital	$11,435	$24,301	$25,397	$26,761	$27,293
Total assets	$136,535	$133,664	$135,459	$133,266	$151,881
Shareholders’ equity	$98,252	$93,917	$98,819	$98,455	$99,039

(1)	In November 2005, we purchased REL. As a result of the purchase, total revenue included $20.1 million in the 2006 results of operations.
(2)	In November 2009, we purchased Archstone Consulting. As a result of the purchase, total revenue included $5.6 million in the 2009 results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hackett, originally incorporated on April 23, 1997, is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through over 5,000 benchmark studies over 18 years at over 2,700 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation (with primary focus on strategy and operations improvement in supply chain, procurement, finance, enterprise performance management, human resources, information technology and working capital management) and technology solutions, with corresponding offshore support.

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

Revenue Recognition

Our revenue is principally derived from fees for services generated on a project-by-project basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue (“ASC 605”). Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

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

Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with our accounting policies for each element.

Additionally, we earn revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with FASB ASC Topic 985, Software. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

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

In assessing the recoverability of goodwill and long-lived identifiable assets, management makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time.

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

Effective December 30, 2006, we adopted FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We report the penalties and tax-related interest expense as a component of income tax expense in our consolidated statements of operations.

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made, and that such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs adversely from that currently expected, it would result in income or a charge to earnings when determined.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2009, 2008 and 2007 ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Year Ended
	January 1, 2010		January 2, 2009		December 28, 2007
Revenue:
Revenue before reimbursements	$129,019	90.4%	$173,217	90.2%	$158,973	89.8%
Reimbursements	13,681	9.6%	18,884	9.8%	18,035	10.2%

Total revenue	142,700	100.0%	192,101	100.0%	177,008	100.0%
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	84,407	59.1%	96,844	50.4%	91,853	51.9%
Reimbursable expenses	13,681	9.6%	18,884	9.8%	18,035	10.2%

Total cost of service	98,088	68.7%	115,728	60.2%	109,888	62.1%

Selling, general and administrative costs	46,215	32.4%	58,474	30.4%	60,746	34.3%
Restructuring costs	5,437	3.8%	—	—	—	—
Collection from misappropriation	—	—	—	—	(2,574)	-1.5%

Total costs and operating expenses	149,740	104.9%	174,202	90.6%	168,060	94.9%

(Loss) income from operations	(7,040)	-4.9%	17,899	9.4%	8,948	5.1%

Other income (expense):
Interest income, net	51	—	442	0.2%	775	0.4%
Loss on marketable investments	(35)	—	—	—	(450)	-0.3%

(Loss) income before income taxes	(7,024)	-4.9%	18,341	9.6%	9,273	5.2%
Income tax (benefit) expense	(212)	-0.1%	465	0.2%	278	0.2%

Net (loss) income	$(6,812)	-4.8%	$17,876	9.4%	$8,995	5.0%

Comparison of 2009 to 2008

Overview. Our results of operations in 2009 were adversely impacted by the global recessionary economic environment. Despite our offerings being well aligned with the pressure that all organizations currently face to reduce costs and optimize cash balances, during the year we experienced delays in client decision-making and protracted sales cycles as clients rapidly reduced all of their discretionary spending. Throughout 2009, we counteracted the economic slowdown with cost saving actions which better aligned our resources to client demand. The economic environment and the effect it had on our clients impacted our revenue and operating expenses when compared to our 2008 results.

We reported a net loss of $6.8 million in 2009, as compared to net income of $17.9 million in 2008, which primarily resulted from a decline in revenue as compared to 2008, and acquisition-related restructuring charges and other one-time costs that were incurred as a result of the Archstone acquisition which closed in November 2009. The acquisition-related costs were primarily due to the rationalization of lease obligations and integration-related severance costs. Additionally, the company’s results were unfavorably impacted due to losses recognized on a fixed price technology implementation project.

Revenue. We are a global company with operations primarily in the United States and Western Europe. As a result, our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and is affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between 2009 and 2008; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009

The Hackett Group	$102,055	$130,815
Hackett Technology Solutions	40,645	61,286

Total Revenue	$142,700	$192,101

Revenue decreased 26%, or 25% in constant currency, to $142.7 million in 2009 from $192.1 million in 2008. The Hackett Group revenue decreased 22%, or 20% in constant currency, to $102.1 million in 2009, as compared to $130.8 million in 2008. The decrease in The Hackett Group revenue was mostly a result of delays in client decision-making and protracted sales cycles both domestically and internationally which negatively impacted revenue in 2009 when compared to 2008. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, represented 35%, or 36% in constant currency, of The Hackett Group’s total revenue in 2009, as compared to 38% in 2008.

The Technology Solutions group revenue decreased 34% to $40.6 million in 2009, as compared to $61.3 million in 2008. The decrease in Hackett Technology Solutions revenue was primarily due to lower revenue from our Oracle Applications and Oracle EPM groups resulting from the global economic environment and the impact of the loss experienced on a large fixed price contract.

Reimbursements as a percentage of revenue were comparable at 10% during 2009 and 2008. In 2009, one customer’s revenue accounted for 6% of our total revenue and in 2008 no customer had revenue greater than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor costs and reimbursable expenses associated with projects. Cost of service before reimbursable expenses decreased 13% to $84.4 million in 2009 from $96.8 million in 2008. The decrease in cost of service before reimbursable expenses was primarily due to lower accruals for 2009 incentive compensation awards, primarily based on company performance, and reductions in headcount that were made throughout 2009 to conform to market demand.

Total cost of service as a percentage of revenue increased to 69% in 2009 from 60% in 2008. This increase was primarily due to the decreases in revenue as previously discussed. The Hackett Group produced gross margins of 39% in 2009, compared to Hackett Technology Solutions which produced gross margins of 18% for the same period. On a net revenue or revenue before reimbursements basis, The Hackett Group produced gross margins as a percentage of revenue of 43% in 2009, compared to Hackett Technology Solutions which produced gross margins as a percentage of net revenue of 20% for the same period.

Selling, General and Administrative. Selling, general and administrative costs decreased 21% to $46.2 million in 2009 from $58.5 million in 2008. The decrease was primarily due to lower 2009 incentive compensation accruals, lower commission expense due to the decrease in revenue as previously discussed, and various other cost reduction actions taken in 2009 to counteract the economic downturn. As a percentage of revenue, selling, general and administrative costs increased to 32% in 2009, as compared to 30% in 2008, primarily as a result of declining revenue.

Restructuring Costs. Restructuring costs of $5.4 million in 2009 were comprised of $5.9 million resulting from the November acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities, and the related exit costs of those facilities and severance costs. Additionally, restructuring costs were increased on previously established 2001 and 2005 reserves related to the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates of $0.1 million. These reserve increases were partially offset by a decrease for the previously established 2002 reserve of $0.6 million. No restructuring costs were incurred in 2008.

Income Taxes. In 2009, we recorded an income tax benefit of $212 thousand, which represented an effective tax rate of (3.0)% of our loss before income tax. In 2008, we recorded income tax expense of $465 thousand, which represented an effective tax rate of 2.5% of our income before income tax. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We have approximately $53.5 million of U.S. federal net operating loss carryforwards as of January 1, 2010, most of which will expire by 2022 if not utilized. A full valuation allowance has been provided for all net operating loss carryforwards. Additionally, as of January 1, 2010, we had approximately $14.8 million of foreign net operating loss carryforwards, of which $7.1 million related to operations in the UK and $2.4 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely.

Comparison of 2008 to 2007

Overview. We reported net income of $17.9 million in 2008, an increase of 99%, as compared to net income of $9.0 million in 2007, which primarily resulted from the continuing growth of The Hackett Group, which drives a higher gross margin than Hackett Technology Solutions. In 2007 we reported net income of $9.0 million which included a $2.6 million recovery from our former United Kingdom (UK) disbursement agent which is included in the collection from misappropriation.

Revenue. The following table summarizes revenue (in thousands):

	Year Ended
	January 2, 2009	December 28, 2007

The Hackett Group	$130,815	$110,281
Hackett Technology Solutions	61,286	66,727

Total Revenue	$192,101	$177,008

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

Collection from Misappropriation. In 2007, we collected $2.6 million related to funds that were misappropriated by our former UK disbursement agent. As described in the Form 8-K filed on November 1, 2006, on or about October 26, 2006, we learned of a misappropriation by our former disbursement agent which related to funds earmarked for payroll taxes due to the United Kingdom Inland Revenue. The disbursement agent had been utilized from early 2003 to January 2006. We agreed with our former disbursement agent to settlement terms that resulted in an initial cash payment to us in January 2007 of $350 thousand and the final cash payment of $2.2 million in October 2007. The collections were accounted for as income in the period collected.

Loss on Marketable Investments. As of January 2, 2009, we had an investment in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). On December 10, 2007, we were notified by the financial institution that the Portfolio was closing and being liquidated and that all redemptions would be suspended. Based on the Portfolio information available to us, the market outlook, and the expected timing of the remaining redemptions, we recorded a loss on the marketable investments of $450 thousand in the year ended December 28, 2007. As of January 2, 2009, we had a net balance of $1.7 million remaining in the Portfolio, of which $238 thousand remained in the reserve. No additional reserve was recorded in 2008.

The final redemption was redeemed in July 2009. As a result of the final redemption, we recorded an additional reserve on the marketable investments of $35 thousand to reflect the fair market value as of July 3, 2009.

Income Taxes. In 2008, we recorded income tax expense of $465 thousand, which represented an effective tax rate of 2.5% of our income before income tax. In 2007, we recorded income tax expense of $278 thousand, which represented an effective tax rate of 3.0% of our income before income tax. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We had approximately $51.5 million of U.S. federal net operating loss carryforwards as of January 2, 2009, most of which will expire by 2022 if not utilized. A full valuation allowance has been provided for all net operating loss carryforwards. Additionally, as of January 2, 2009, we had approximately $11.0 million of foreign net operating loss carryforwards, of which $3.7 million related to operations in the UK and $2.2 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely.

Liquidity and Capital Resources

As of January 1, 2010 and January 2, 2009, we had $15.0 million and $32.1 million of cash and cash equivalents, respectively. As of January 1, 2010 and January 2, 2009, the company had $1.5 million and $0.6 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets. Additionally, at January 2, 2009, we had a net balance of $1.7 million in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was classified as marketable investments on the consolidated balance sheet.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009
Cash flows (used in) provided by operating activities	$(8,638)	$27,469
Cash flows provided by investing activities	$828	$3,140
Cash flows used in financing activities	$(9,431)	$(18,344)

Net cash used in operating activities was $8.6 million in 2009, as compared to cash provided by operating activities of $27.5 million in 2008. During 2009, net cash used in operating activities was primarily attributable to the payout of 2008 incentive compensation awards of $8.5 million and the timing of other vendor payments and payroll cycles, partially offset by collections of accounts receivable.

During 2008, net cash provided by operating activities was primarily attributable to net income of $17.9 million, net of non-cash items including foreign currency gains, depreciation and amortization expense, and non-cash stock compensation expense. Additionally, we collected a net of $5.5 million of accounts receivable resulting in a decrease in days sales outstanding of 9 days to 51 days as of January 2, 2009, from 60 days as of December 28, 2007.

Net cash provided by investing activities was $0.8 million in 2009, as compared to $3.1 million in 2008. During 2009, cash provided by investing activities was primarily attributable to $3.0 million of cash acquired in the acquisition of Archstone Consulting and $1.7 million of Portfolio redemptions. These increases in cash were offset by $3.0 million of capital expenditures and $0.9 million of increased restricted cash.

During 2008, net cash provided by investing activities was primarily attributable to $5.3 million of Portfolio redemptions, partially offset by $2.2 million in capital expenditures.

Net cash used in financing activities was $9.4 million in 2009, as compared to $18.3 million in 2008. During 2009, net cash used in financing activities was primarily attributable to the repurchase of 2.6 million shares of our common stock at an average price of $2.43 per share for $6.4 million. Additionally, $3.5 million was used for the payoff of the debt facility acquired with Archstone Consulting in November 2009.

During 2008, cash used in financing activities was primarily attributable to the repurchase of 4.5 million shares of our common stock at an average price of $4.27 per share for $19.1 million.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional aggregate $55.0 million of our common stock, thereby increasing the total program size to $60.0 million as of January 1, 2010. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 1, 2010, we had repurchased 17.0 million shares of our common stock at an average price of $3.50 per share. We hold repurchased shares of our common stock as treasury stock on our consolidated balance sheets. Subsequent to January 1, 2010, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total program size to $65.0 million.

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

There were no material capital commitments as of January 1, 2010. The following summarizes our lease commitments under our non-cancelable operating leases for premises having a remaining term in excess of one year as of January 1, 2010 (in thousands):

Less than 1 year	$5,177
1-3 years	3,473
4-5 years	850
After 5 years	591

$10,091

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 1, 2010.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see “Item 8, Financial Statements and Supplementary Data” in Part II of this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 1, 2010, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A, Risk Factors” in Part I of this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Certified Public Accounting Firm	27

Consolidated Balance Sheets as of January 1, 2010 and January 2, 2009	28

Consolidated Statements of Operations for the Years Ended January 1, 2010, January 2, 2009 and December 28, 2007	29

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended January 1, 2010, January 2, 2009 and December 28, 2007	30

Consolidated Statements of Cash Flows for the Years Ended January 1, 2010, January 2, 2009 and December 28, 2007	31

Notes to Consolidated Financial Statements	32

Schedule II - Valuation and Qualifying Accounts and Reserves	56

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (formerly Answerthink, Inc., prior to January 1, 2008) as of January 1, 2010 and January 2, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at January 1, 2010 and January 2, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 17, 2010

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2010	January 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,004	$32,060
Marketable investments	—	1,727
Accounts receivable and unbilled revenue, net of allowance of $1,354 and $1,631 at January 1, 2010 and January 2, 2009, respectively	28,653	25,481
Prepaid expenses and other current assets	2,683	3,021

Total current assets	46,340	62,289

Restricted cash	1,475	600
Property and equipment, net	7,137	5,767
Other assets, net	4,871	1,392
Goodwill, net	76,712	63,616

Total assets	$136,535	$133,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,674	$3,711
Accrued expenses and other liabilities	31,231	34,277

Total current liabilities	34,905	37,988
Accrued expenses and other liabilities, non-current	3,378	1,759

Total liabilities	38,283	39,747

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 57,652,536 and 53,408,465 shares issued at January 1, 2010 and January 2, 2009, respectively	57	53
Additional paid-in capital	301,366	285,654
Treasury stock, at cost, 16,976,832 and 14,352,458 shares at January 1, 2010 and January 2, 2009, respectively	(59,423)	(53,041)
Accumulated deficit	(139,125)	(132,313)
Accumulated other comprehensive loss	(4,623)	(6,436)

Total shareholders’ equity	98,252	93,917

Total liabilities and shareholders’ equity	$136,535	$133,664

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Revenue:
Revenue before reimbursements	$129,019	$173,217	$158,973
Reimbursements	13,681	18,884	18,035

Total revenue	142,700	192,101	177,008
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,204, $1,234 and $1,622 of stock compensation expense in 2009, 2008 and 2007, respectively)	84,407	96,844	91,853
Reimbursable expenses	13,681	18,884	18,035

Total cost of service	98,088	115,728	109,888
Selling, general and administrative costs (includes $800, $2,824 and $2,390 of stock compensation expense in 2009, 2008 and 2007, respectively)	46,215	58,474	60,746
Restructuring costs	5,437	—	—
Collections from misappropriation	—	—	(2,574)

Total costs and operating expenses	149,740	174,202	168,060

(Loss) income from operations	(7,040)	17,899	8,948

Other income (expense):
Interest income	51	442	869
Interest expense	—	—	(94)
Loss on marketable investments	(35)	—	(450)

(Loss) income before income taxes	(7,024)	18,341	9,273
Income tax (benefit) expense	(212)	465	278

Net (loss) income	$(6,812)	$17,876	$8,995

Basic net (loss) income per common share:
Net (loss) income per common share	$(0.18)	$0.44	$0.20
Weighted average common shares outstanding	38,240	40,471	44,127

Diluted net (loss) income per common share:
Net (loss) income per common share	$(0.18)	$0.43	$0.20
Weighted average common and common equivalent shares outstanding	38,240	41,498	44,978

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

			Additional				Accumulated Other	Total	Comprehensive
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders’	Income
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	(Loss)
Balance at December 29, 2006	51,817	$52	$279,621	(7,158)	$(23,867)	$(158,703)	$1,352	$98,455
Issuance of common stock	945	1	—	—	—	—	—	1
Treasury stock purchased			—	(2,725)	(10,073)	—		(10,073)
Issuance of restricted stock units, net of cancellations	—	—	(1,467)	—	—	—	—	(1,467)
Stock compensation expense under ASC 718	—	—	204	—	—	—	—	204
Adoption of ASC 740-10	—	—	—	—	—	(481)	—	(481)
Amortization of restricted stock units	—	—	3,269	—	—	—	—	3,269
Net income	—	—	—	—	—	8,995	—	8,995	$8,995
Unrealized holding gains on available for sale marketable investments	—	—	—	—	—	—	5	5	5
Foreign currency translation						—	(89)	(89)	(89)

Total comprehensive income	—	—	—	—	—	—	—	—	$8,911

Balance at December 28, 2007	52,762	$53	$281,627	(9,883)	$(33,940)	$(150,189)	$1,268	$98,819
Issuance of common stock	646	—	757	—	—	—	—	757
Treasury stock purchased	—	—	—	(4,469)	(19,101)	—	—	(19,101)
Issuance of restricted stock units, net of cancellations	—	—	(23)	—	—	—	—	(23)
Stock compensation expense under ASC 718	—	—	60	—	—	—	—	60
Amortization of restricted stock units	—	—	3,233	—	—	—	—	3,233
Net income	—	—	—	—	—	17,876	—	17,876	$17,876
Foreign currency translation	—	—	—	—	—	—	(7,704)	(7,704)	(7,704)

Total comprehensive income	—	—	—	—	—	—	—	—	$10,172

Balance at January 2, 2009	53,408	$53	$285,654	(14,352)	$(53,041)	$(132,313)	$(6,436)	$93,917
Issuance of common stock	4,245	4	13,232	—	—	—	—	13,236
Treasury stock purchased	—	—	—	(2,625)	(6,382)	—	—	(6,382)
Issuance of restricted stock units, net of cancellations	—	—	(574)	—	—	—	—	(574)
Stock compensation expense under ASC 718	—	—	1	—	—	—	—	1
Amortization of restricted stock units	—	—	3,053	—	—	—	—	3,053
Net loss	—	—	—	—	—	(6,812)	—	(6,812)	$(6,812)
Foreign currency translation	—	—	—	—	—	—	1,813	1,813	1,813

Total comprehensive loss	—	—	—	—	—	—	—	—	$(4,999)

Balance at January 1, 2010	57,653	$57	$301,366	(16,977)	$(59,423)	$(139,125)	$(4,623)	$98,252

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Cash flows from operating activities:
Net (loss) income	$(6,812)	$17,876	$8,995
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	1,862	2,052	2,094
Amortization expense	1,058	732	1,351
Provision (reversal) for doubtful accounts	93	145	(276)
Loss (gain) on foreign currency translation	610	(2,250)	(292)
Non-cash stock compensation expense	3,004	4,058	4,012
Loss (gain) on sale of property and equipment	46	(23)	(68)
Loss on marketable investments	35	—	450
Changes in assets and liabilities:
Decrease in accounts receivable and unbilled revenue	4,745	5,495	6,212
Decrease (increase) in prepaid expenses and other assets	702	(1,191)	85
Decrease in accounts payable	(2,061)	(259)	(1,457)
(Decrease) increase in accrued expenses and other liabilities	(11,920)	834	451

Net cash (used in) provided by operating activities	(8,638)	27,469	21,557

Cash flows from investing activities:
Purchases of property and equipment	(2,989)	(2,188)	(2,620)
Proceeds from sales of property and equipment	—	23	19
Increase in restricted cash	(875)	—	—
Purchases of marketable investments	—	—	(6,970)
Proceeds from sales, calls and maturities of marketable investments	1,692	5,305	10,231
Cash acquired in (used in) acquisition of businesses	3,000	—	(1,276)

Net cash provided by (used in) investing activities	828	3,140	(616)

Cash flows from financing activities:
Repayment of borrowings acquired in acquisition	(3,459)	—	—
Proceeds from issuance of common stock	410	757	379
Repurchases of common stock	(6,382)	(19,101)	(10,073)

Net cash used in financing activities	(9,431)	(18,344)	(9,694)

Effect of exchange rate on cash	185	(266)	(18)

Net (decrease) increase in cash and cash equivalents	(17,056)	11,999	11,229
Cash and cash equivalents at beginning of year	32,060	20,061	8,832

Cash and cash equivalents at end of year	$15,004	$32,060	$20,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$4
Cash paid for income taxes	$364	$461	$186

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers of Archstone Consulting	$12,087	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies

Nature of Business

The Hackett Group, Inc. (“Hackett,” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. Hackett’s combined capabilities include business advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support.

On January 1, 2008, the Company changed its name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. The firm was originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 160, Consolidation (“ASC 810”).

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2009, 2008 and 2007 ended on January 1, 2010, January 2, 2009 and December 28, 2007, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Restricted cash in 2009 and 2008 related to deposits with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements.

Marketable Investments

Marketable investments are accounted for in accordance with FASB ASC Topic 320, Debt and Equity Securities (“ASC 320”). This standard requires that debt and equity securities be classified as trading, available-for-sale or held-to-maturity. As of January 2, 2009 all of the Company’s marketable securities were available-for-sale securities which are recorded at fair market value. Unrealized gains and losses on these investments are reported in comprehensive income (loss) and are accumulated as a separate component of shareholders’ equity, net of any related tax effect. Declines in value that are judged to be other than temporary result in a reduction of the carrying amount of the investment to fair value and the recognition of a loss in other income (expense). For the purpose of determining realized gains and losses, the cost of securities sold is based upon specific identification. Interest on marketable investments is recognized when earned and is reported as a component of interest income in the accompanying consolidated statements of operations. As of January 1, 2010, the Company did not hold any marketable investments.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectibility of the accounts receivable. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to five years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the statements of operations.

The Company capitalizes the costs of internal-use software in accordance with FASB ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). ASC 350-40 provides guidance on applying generally accepted accounting principles in the United States in addressing whether and under what conditions the costs of internal-use software should be capitalized. The Company capitalizes certain costs, which generally include hardware, software, and payroll-related costs for employees who are directly associated with, and who devote time, to the development of internal-use computer software.

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated.

Goodwill and Other Intangible Assets

All of the Company’s goodwill and intangible assets have been accounted for under the provisions of FASB ASC 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350-20 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under the provisions of ASC 350-30. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Goodwill is tested at least annually for impairment at the reporting unit level utilizing a “fair value” methodology. The Company evaluates the fair values of its reporting units utilizing various techniques. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and EPM Oracle). In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2009, 2008 and 2007 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

	The Hackett Group	Hackett Technology Solutions	Total

Balance at December 29, 2006	$35,274	$31,378	$66,652
Additions (reductions)	1,445	(45)	1,400
Foreign currency translation adjustment	250	—	250

Balance at December 28, 2007	36,969	31,333	68,302
Foreign currency translation adjustment	(4,686)	—	(4,686)

Balance at January 2, 2009	32,283	31,333	63,616
Additions (see Note 2)	11,744	—	11,744
Foreign currency translation adjustment	1,352	—	1,352

Balance at January 1, 2010	$45,379	$31,333	$76,712

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with FASB ASC 350. Other intangible assets arise from business combinations and consist of customer relationships, restricted covenants related to customer backlog, customer relationships and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Revenue Recognition

The Company’s revenue is principally derived from fees for services generated on a project-by-project basis in accordance with FASB ASC Topic 605, Revenue (“ASC 605”). Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenue for time and materials contracts is recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and is recognized in the period in which services are performed.

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays the Company for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, the project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If the estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in total cost of service.

Pursuant to ASC 605, revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with the Company’s accounting policies for each element.

Additionally, the Company earns revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with FASB ASC Topic 985, Software. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts and advisory services is recognized ratably over the life of the agreements.

Unbilled revenue represents revenue for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage its projects properly within the planned periods of time, or does not meet client expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such reductions in margins or contract losses could be material to the Company’s results of operations.

Revenue before reimbursements excludes reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses is included in cost of service.

The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Stock Based Compensation

On December 31, 2005, the Company adopted the provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), using the modified-prospective-transition method. Under this transition method, compensation expense recognized during the years ended January 1, 2010, January 2, 2009 and December 28, 2007 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

ASC 718 requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of adopting ASC 718, the charge to net earnings for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 were $1 thousand, $60 thousand and $204 thousand, respectively. The impact of adopting ASC 718 did not have any impact on basic and diluted earnings per share for the years ended January 1, 2010, January 2, 2009 and December 28, 2007.

ASC 718 provides an alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized which the Company has elected to adopt.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”), the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports penalties and tax-related interest expense as a component of income tax expense.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Net income per share, assuming dilution is computed by dividing the net income by the weighted average number of common shares outstanding, will increase by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and dilutive weighted average shares:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007

Basic weighted average common shares outstanding	38,240,460	40,471,451	44,126,720

Effect of dilutive securities:
Unvested restricted stock units issued to employees	—	913,019	768,007
Common stock issuable upon the exercise of stock options	—	113,325	83,146

Dilutive weighted average common shares outstanding	38,240,460	41,497,795	44,977,873

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	616,435	—	—
Common stock issuable upon the exercise of stock options	22,980	—	—
Acquisition-related unregistered shares held in escrow	150,100

	789,515	—	—

There were approximately 166 thousand, 25 thousand, and 95 thousand shares of common stock excluded from the above reconciliation for the years ended 2009, 2008 and 2007, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, marketable investments, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities.

As of January 2, 2009, the Company had a net balance of $1.7 million invested in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and new investors as of December 2007. The balance was fully redeemed in 2009 and there was no remaining balance as of January 1, 2010. The Company recorded the Portfolio at fair market value in the accompanying consolidated balance sheet as of January 2, 2009.

As of January 1, 2010 and January 2, 2009, the fair value of all financial instruments approximated their carrying value due to the short-term nature and maturity of these instruments.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2009, one customer accounted for 6% of Company total revenue and in 2008 and 2007, no customer accounted for more than 5% of total revenue.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with FASB ASC Topic 220, Comprehensive Income (“ASC 220”), which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, and cumulative currency translation adjustments.

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

Segment Reporting

The Company reports business segment information under the provisions of FASB ASC Topic 280, Segment Reporting (“ASC 280”). In accordance with ASC 280, the Company engages in business activities in one operating segment, which provides business and technology consulting services.

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

In December 2007, the FASB issued FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805 had a material impact on the Company’s accounting for its acquisition of Archstone (see Note 2).

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The adoption of ASC ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

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

2. Acquisitions and Investing Activities

Effective November 9, 2009, the Company acquired Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which the Company purchased from Archstone, Archstone Consulting UK Limited and Archstone Consulting BV the assets used in connection with Archstone’s consulting business. The results of Archstone’s operations have been included in the Company’s consolidated financial statements since November 10, 2009.

Archstone, a company with operations in the United States, United Kingdom and Netherlands, specializes in supply chain, procurement and enterprise performance management consulting. Archstone primarily serves the consumer products, retail, pharmaceutical, financial services and manufacturing industry sectors. Archstone brings to Hackett strategic synergies through its highly skilled workforce and will provide Hackett with new industry-focused supply chain and procurement consulting capabilities which will strongly compliment Hackett’s general and administrative and working capital offerings.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Investing Activities (continued)

The acquisition of Archstone was accounted for in accordance with ASC 805. The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares are subject to an earn-out based on revenue achieved in 2010. The value of the unregistered shares was determined as $3.48 per share, the closing value of the Company’s common stock on the effective date of acquisition. The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands, except price per share):

Purchase Price Consideration:
Unregistered shares transferred, net of earn-out shares	3,502
Contingent earn-out shares	1,655

Total share consideration	5,157
Closing share price on November 9, 2009	$3.48

Total fair value of share consideration	$17,946
Less estimated future share registration cost	100

Total consideration	$17,846

Allocation of Purchase Price:
Cash	$3,000
Accounts receivable	8,327
Prepaid expenses and other current assets	364

Total current assets acquired	11,691
Property and equipment	254
Intangible assets	4,171
Goodwill	11,744

Total assets acquired	$27,860

Accrued expenses and other liabilities, current	$5,055
Line of credit	3,459

Total current liabilities acquired	8,514
Accrued expenses and other liabilities, non-current	1,500

Total liabilities assumed	$10,014

Net assets acquired	$17,846

With the exception of accounts receivable and long-lived assets, assets and liabilities were valued at the respective carrying amounts which approximates fair value.

The purchase price allocation resulted in $11.7 million that exceeded the estimated fair value of tangible and intangible assets and liabilities and was allocated to goodwill. The goodwill was included in the Hackett Group reporting unit. The Company believes the goodwill primarily represents the fair value of the assembled workforce acquired. The goodwill amortization is deductible for tax purposes.

The acquired intangible assets with definite lives are amortized over periods ranging from 2 years to 5 years. The following table presents the intangible assets acquired from Archstone:

Category	Amount (in thousands)	Weighted Average Useful Life (in years)
Customer base	$3,028	2.92
Customer backlog	983	0.58
Trade name	160	1.01

	$4,171	2.30

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Investing Activities (continued)

The Company only acquired certain assets and assumed certain liabilities from Archstone. The following unaudited pro forma information includes the operations of Archstone (excluding a division divested in 2008) and is provided assuming the acquisition had occurred as of January 3, 2009 and as of December 29, 2007, respectively (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009
	(unaudited)
Total revenue	$182,073	$254,727

Net (loss) income	$(12,073)	$14,906

The unaudited pro forma financial data is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Pursuant to the Asset Purchase Agreement, the earn-out unregistered shares are based on Archstone’s net revenue achievement in 2010 as follows: (i) if average net service revenue is less than or equal to $30.0 million, then all of the earn-out shares shall be forfeited (ii) if average net service revenue is greater than or equal to $45.0 million, then none of the earn-out shares shall be forfeited, and (iii) if average net service revenue is greater than $30.0 million but less than $45.0 million, then the number of earn-out shares that shall be forfeited on a pro-rata basis.

On the acquisition date the Company recorded a liability for the 1.7 million earn-out unregistered shares based on the closing price on the date of acquisition. Based on actual net revenue achievements in 2009 and the 2010 annual planning process presented to the Board of Directors which is also the basis for performance compensation, the Company’s estimate is that the $45.0 million revenue target will be met by Archstone.

As a result of the acquisition, the Company recorded $261 thousand of acquisition-related costs which were included in selling, general and administrative costs of the consolidated statements of operations for the year ended January 1, 2010.

In addition, the Company issued 941 thousand unregistered shares to former Archstone executives as new employees of the Company that will vest over a two to five year period and are contingent on continued employment. The aggregate grant date fair value of these awards is $3.5 million and will be accounted for as compensation expense over the vesting periods.

The Company includes its acquired intangible assets with definite lives in other assets, net in the accompanying consolidated balance sheets. As of January 1, 2010 and January 2, 2009, intangible assets totaled $4.4 million and $1.2 million, respectively, which is net of accumulated amortization of $10.3 million and $9.3 million, respectively, and foreign currency fluctuations for intangible assets denominated in the British Pound. All of the Company’s intangible assets are expected to be fully amortized by the end of 2014. The estimated future amortization expense of intangible assets as of January 1, 2010 is as follows: $1.7 million in 2010, $0.8 million in 2011, $0.5 million in 2012, $0.7 million in 2013 and $0.8 million in 2014.

3. Collection from Misappropriation

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of January 1, 2010 and January 2, 2009 the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, approximated the respective fair value due to the short-term nature and maturity of these instruments.

As of January 2, 2009, the Company had a net balance of $1.7 million in the Portfolio. The Portfolio units were no longer trading and, therefore, had little or no observable market data. The Company assessed the fair value of the Portfolio based on information available to the Company, the market outlook, and the expected timing of the remaining redemptions. The Company recorded a reserve of $450 thousand on the Portfolio in December 2007, of which $238 thousand of the reserve remained as of January 2, 2009. In 2009, the Company’s remaining balance in the Portfolio was redeemed and as result the Company recorded an additional loss on the marketable investments of $35 thousand. Based on the valuation methodology used to determine the fair value, the Company categorized the Portfolio as a Level 3 financial asset.

The following table summarizes the Portfolio activity (in thousands):

	January 1, 2010	January 2, 2009
Portfolio beginning balance	$1,727	$7,032
Redemptions	(1,692)	(5,305)
Realized losses	(35)	—

Portfolio ending balance	$—	$1,727

5. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	January 1, 2010	January 2, 2009
Accounts receivable	$22,340	$21,889
Unbilled revenue	7,667	5,223
Allowance for doubtful accounts	(1,354)	(1,631)

	$28,653	$25,481

Accounts receivable as of January 1, 2010 and January 2, 2009, is net of uncollected advanced billings. Unbilled revenue as of January 1, 2010 and January 2, 2009 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	January 1, 2010	January 2, 2009
Equipment	$10,626	$10,587
Software	12,824	9,861
Leasehold improvements	1,654	1,592
Furniture and fixtures	677	661
Automobile	33	32

	25,814	22,733
Less accumulated depreciation	(18,677)	(16,966)

	$7,137	$5,767

Depreciation expense for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $1.9 million, $2.1 million and $2.1 million, respectively, and is included in selling, general and administrative costs on the accompanying consolidated statements of operations.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 1, 2010	January 2, 2009
Accrued compensation and benefits	$4,994	$3,500
Accrued bonuses	2,049	9,937
Accrued restructuring related expenses	5,296	2,535
Deferred revenue	6,800	10,265
Accrued sales, use, franchise and VAT tax	1,736	3,260
Contingent consideration for earn-out shares	5,759	—
Other accrued expenses	4,597	4,780

Current accrued expenses and other liabilities	31,231	34,277

Accrued restructuring related expenses - non-current	1,836	1,759
Other accrued expenses - non-current	1,542	—

Total accrued expenses and other liabilities	$34,609	$36,036

8. Restricted Cash

As of January 1, 2010 and January 2, 2009, the Company had $1.5 million and $0.6 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2016. Rent expense, net of subleases for the years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $1.7 million, $1.8 million and $1.5 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases for premises having a remaining term in excess of one year at January 1, 2010 are as follows (in thousands):

	Rental Payments	Sublease Receipts
2010	$5,177	$798
2011	2,719	474
2012	754	—
2013	458	—
2014	392	—
Thereafter	591	—

Total	$10,091	$1,272

10. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2005. All significant state, local and foreign matters have been concluded for years through 2005.

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Domestic	$(325)	$14,967	$3,215
Foreign	(6,699)	3,374	6,058

(Loss) income before income taxes	$(7,024)	$18,341	$9,273

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Current tax (benefit) expense
Federal	$(294)	$278	$123
State	72	164	131
Foreign	10	23	24

	(212)	465	278

Deferred tax expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income tax (benefit) expense	$(212)	$465	$278

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
U.S statutory income tax (benefit) expense rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	0.6	0.9
Valuation allowance (reduction)	15.4	(32.8)	(66.9)
Meals and entertainment	2.5	1.1	2.0
Intangible amortization	1.6	0.7	5.0
Foreign exchange loss (gain)	3.7	(5.4)	7.4
Section 162(m)	—	—	9.7
Other, net	8.1	3.3	9.9

Effective tax rate	(3.0)%	2.5%	3.0%

The recognition of ASC 740-10 tax liabilities as of January 1, 2010 and January 2, 2009 of $370 thousand and $768 thousand, respectively, had an impact on the effective tax rate.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009
Deferred income tax assets:
Purchased research and development	$290	$395
Allowance for doubtful accounts	535	644
Net operating loss and tax credits carryforward	26,587	24,858
Accrued expenses and other liabilities	6,218	5,601

	33,630	31,498
Valuation allowance	(26,545)	(25,462)

	7,085	6,036

Deferred income tax liabilities:
Depreciation and amortization	(6,575)	(5,629)
Other items	(510)	(407)

	(7,085)	(6,036)

Net deferred income tax asset (liability)	$—	$—

As of January 1, 2010, the Company had approximately $53 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which expire by 2022 if not utilized. Additionally, at January 1, 2010, the Company had approximately $15 million of foreign net operating loss carryforwards, of which approximately $7 million related to operations in the UK and $2 million related to operations in Germany. Most of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At January 1, 2010 and January 2, 2009, the Company had established a valuation allowance of approximately $27 million and $26 million, respectively, to reduce deferred income tax assets primarily related to net operating loss and tax credit carryforwards.

Penalties and tax-related interest expense are reported as a component of income tax expense. As of January 1, 2010 and January 2, 2009, the total amount of accrued income tax-related interest and penalties was $170 thousand and $254 thousand, respectively.

Effective December 30, 2006, the Company adopted ASC 740-10 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended January 1, 2010, January 2, 2009 and December 28, 2007 (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Beginning balance	$768	$378	$481
Additions	6	377	12
Interest	—	13	—
Reduction due to lapse of applicable statute of limitations	(221)	—	(115)
Other	(183)	—	—

Ending balance	$370	$768	$378

As of January 1, 2010, the ASC 740-10 liability of $370 thousand was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

11. Stock Based Compensation

Stock Plans

Total share based compensation included in net loss for the year ended January 1, 2010 was $3.0 million. The number of shares available for future issuance under the plans as of January 1, 2010 were 8,582,519. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

Stock option activity under the Company’s stock option plans for the year ended January 1, 2010 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 2, 2009	1,327,497	$6.03
Exercised	(5,500)	2.10
Forfeited or expired	(119,617)	7.81

Outstanding as of January 1, 2010	1,202,380	$5.88	$3.17	$66,765

Exercisable as of January 1, 2010	1,201,672	$5.88	$3.17	$66,765

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (continued)

A summary of the Company’s stock option activity for the years ended January 2, 2009 and December 28, 2007 was as follows:

	January 2, 2009		December 28, 2007
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,567,598	$5.97	1,999,517	$5.80
Exercised	(63,939)	3.60	(77,683)	2.69
Forfeited or expired	(176,162)	6.31	(354,236)	5.77

Outstanding at end of year	1,327,497	$6.03	1,567,598	$5.97

Exercisable at end of year	1,321,247	$6.04	1,381,790	$5.96

Other information pertaining to stock option activity during the years ended January 1, 2010, January 2, 2009 and December 28, 2007 was as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Total fair value of stock options vested	$—	$718	$907
Total intrinsic value of stock options exercised	$8	$102	$57

The following table summarizes information about the Company’s stock options outstanding as of January 1, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.06	255,378	2.8	$2.84	254,670	$2.84
$4.07 - $8.13	877,594	3.4	6.09	877,594	6.09
$8.14 - $12.19	40,400	1.9	9.50	40,400	9.50
$12.20 - $16.25	3,750	0.8	16.25	3,750	16.25
$16.26 - $20.32	15,008	0.5	17.43	15,008	17.43
$20.33 - $24.38	1,250	3.6	21.63	1,250	21.63
$24.39 - $28.44	3,750	0.3	24.44	3,750	24.44
$28.45 - $36.57	5,250	0.1	32.56	5,250	32.56

	1,202,380	3.2	$5.88	1,201,672	$5.88

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended January 1, 2010 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 2, 2009	1,967,326	$3.90
Granted	1,494,027	2.59
Vested	(802,166)	4.01
Forfeited	(197,979)	3.39

Nonvested balance as of January 1, 2010	2,461,208	$3.11

The Company recorded restricted stock unit based compensation expense of $2.6 million and $2.9 million in 2009 and 2008, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of January 1, 2010, there was $3.7 million of total restricted stock unit compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.01 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of Archstone and REL. Employees of these acquired companies vest in these shares over a period of up to four years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. Restricted stock activity for the year ended January 1, 2010 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 2, 2009	172,594	$4.04
Granted	940,787	3.76
Vested	(80,927)	4.02
Forfeited	(5,000)	4.05

Nonvested balance as of January 1, 2010	1,027,454	$3.78

The recorded compensation expense totaling $381 thousand during the year ended January 1, 2010 related to common stock subject to vesting requirements. As of January 1, 2010, there was $2.1 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.91 years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2009, 2008 and 2007, 168,887 shares, 136,988 shares and 49,553 shares, respectively, were issued.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $55.0 million of the Company’s common stock, thereby increasing the total program size to $60.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of January 1, 2010 and January 2, 2009, the Company had repurchased 17.0 million shares and 14.4 million shares of its common stock, respectively, at an average price of $3.50 and $3.70 per share, respectively. As of January 1, 2010, the Company had approximately $0.6 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Subsequent to January 1, 2010, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total program size to $65.0 million.

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

13. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2009, 2008 and 2007, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2005, the Company recorded restructuring costs of $2.9 million which related to $1.1 million for the consolidation of additional facilities and related exit costs not included in previously established reserves, primarily as a result of the REL acquisition on November 29, 2005, and $1.8 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities, of which $1.1 million is specifically related to the increase of previously established reserves in order to reflect the negotiated buyout of our New York City lease obligation. As a result of the buyout, the Company was fully released from $20.0 million of future lease obligations, assigned two subleases to the lessor, wrote-off $1.4 million receivable from the lessor, and paid $3.1 million in cash to the lessor. The remaining $700 thousand related to increases in the reserves to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected times estimates to sublease facilities based on current market conditions. The 2005 restructuring costs of $1.8 million related to previously established reserves consisting of additions of $1.2 million and $600 thousand to the 2002 and 2001 restructuring accruals, respectively.

In 2006, the Company recorded restructuring costs of $6.3 million, which was comprised of $2.8 million relating to the 2005 restructuring for the consolidation of additional facilities and related exit costs primarily as a result of the REL acquisition and $3.5 million for increases in previously established reserves in 2002 and 2001 for the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates and longer than expected time estimates to sublease facilities based on current market conditions. Included in the $2.8 million is a further reduction of occupied space in the Company’s technology-focused facility in Philadelphia and related severance costs for a senior executive as the Company’s primary business model shifted to a proprietary best practice and intellectual capital and strategic advisory services firm.

In 2009, the Company recorded restructuring costs of $5.4 million, which was comprised of $5.9 million resulting from the November acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities and the related exit costs of those facilities and severance costs (see Note 2). Additionally, restructuring costs were increased on previously established 2001 and 2005 reserves related to the closure and consolidation of facilities to account for higher estimated losses on the sublease of facilities as a result of lower than expected sublease rates of $0.1 million. These reserve increases were partially offset by a decrease for the previously established 2002 reserve of $0.6 million.

No restructuring costs were incurred in 2008 and 2007.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Restructuring Costs (continued)

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

2001 Restructuring Accrual

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 29, 2000	$—	$—	$—
Additions to accrual from continuing operations	3,694	6,617	10,311
Additions to accrual from discontinued operations	559	2,311	2,870
2004 asset write-offs	—	(1,205)	(1,205)
Expenditures:
2001	(3,186)	(248)	(3,434)
2002	(1,067)	(1,965)	(3,032)
2003	—	(933)	(933)
2004	—	(839)	(839)
2005	—	(645)	(645)
2006	—	(878)	(878)
2007	—	(454)	(454)
2008	—	(461)	(461)
2009	—	(471)	(471)

Accrual balance at January 1, 2010	$—	$829	$829

2002 Restructuring Accrual

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 28, 2001	$—	$—	$—
Additions to accrual from continuing operations	1,528	17,680	19,208
Additions to accrual from discontinued operations	616	2,747	3,363
2002 asset write-offs	—	(5,217)	(5,217)
2005 write-offs of lessor receivables	—	(1,374)	(1,374)
Expenditures:
2002	(855)	(584)	(1,439)
2003	(1,289)	(2,198)	(3,487)
2004	—	(3,362)	(3,362)
2005	—	(4,078)	(4,078)
2006	—	(528)	(528)
2007	—	(633)	(633)
2008	—	(636)	(636)
2009	—	(659)	(659)

Accrual balance at January 1, 2010	$—	$1,158	$1,158

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Restructuring Costs (continued)

2005 Restructuring Accrual

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 31, 2004	$—	$—	$—
Additions to accrual from continuing operations	1,278	2,696	3,974
2006 asset write-offs	—	(719)	(719)
Expenditures:
2005	(35)	—	(35)
2006	(1,096)	(625)	(1,721)
2007	—	(493)	(493)
2008	(147)	(149)	(296)
2009	—	(279)	(279)

Accrual balance at January 1, 2010	$—	$431	$431

2009 Restructuring Accrual

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at January 2, 2009	$—	$—	$—
Additions to accrual from continuing operations	3,048	2,844	5,892
Expenditures:
2009	(1,051)	(127)	(1,178)

Accrual balance at January 1, 2010	$1,997	$2,717	$4,714

15. Transactions with Related Parties

In connection with the Company’s repurchase of common stock in 2009 and 2008, the Board of Directors approved the Company’s buy back of 3,931 shares and 190,640 shares, respectively, of outstanding common stock from members of the Company’s management team and Board of Directors at an average price of $2.53 and $5.40 per share, respectively. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at January 1, 2010 and January 2, 2009.

16. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Geographic and Service Group Information

Revenue is attributed to geographic areas as follows (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
Revenue:
North America	$106,865	$141,906	$135,286
International (primarily European countries)	35,835	50,195	41,722

Total Revenue	$142,700	$192,101	$177,008

Long-lived assets are attributed to geographic areas as follows (in thousands):

	January 1, 2010	January 2, 2009
Long-Lived Assets:
North America	$73,742	$56,810
International (primarily European countries)	14,978	13,965

Total Long-Lived Assets	$88,720	$70,775

As of January 1, 2010, foreign assets included $14.4 million of goodwill and intangible assets related to the REL acquisition. As of January 1, 2010, domestic assets included $11.7 million of provisional goodwill and $4.2 million of provisional intangible assets related to the Archstone acquisition.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	January 1, 2010	January 2, 2009	December 28, 2007
The Hackett Group	$102,055	$130,815	$110,281
Hackett Technology Solutions	40,645	61,286	66,727

Total Revenue	$142,700	$192,101	$177,008

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended January 1, 2010 and January 2, 2009 (in thousands, except per share data):

	Quarter Ended
	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
Total revenue	$39,516	$34,616	$34,003	$34,565
Income (loss) from operations	$877	$210	$790	$(8,917)
Income (loss) before income taxes	$902	$186	$796	$(8,908)
Net income (loss)	$839	$160	$816	$(8,627)

Basic net income (loss) per common share	$0.02	$0.00	$0.02	$(0.22)
Diluted net income (loss) per common share	$0.02	$0.00	$0.02	$(0.22)

	Quarter Ended
	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
Total revenue	$43,838	$49,100	$50,408	$48,755
Income from operations	$3,723	$3,920	$4,650	$5,606
Income before income taxes	$3,890	$4,032	$4,759	$5,660
Net income	$3,783	$4,009	$4,636	$5,448

Basic net income per common share	$0.09	$0.10	$0.12	$0.14
Diluted net income per common share	$0.09	$0.10	$0.11	$0.14

Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

During the fourth quarter of 2009, the Company acquired Archstone Consulting (see Note 2) and recorded restructuring costs of $5.9 million related to the acquisition (see Note 14).

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JANUARY 1, 2010, JANUARY 2, 2009 AND DECEMBER 28, 2007

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended January 1, 2010	$1,631	$93	$(370)	$1,354

Year Ended January 2, 2009	$1,484	$145	$2	$1,631

Year Ended December 28, 2007	$1,851	$(276)	$(91)	$1,484

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended January 1, 2010. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of January 1, 2010 and has expressed an unqualified opinion thereon.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of January 1, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures – Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of January 1, 2010 and January 2, 2009 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2010 and our report dated March 17, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Miami, Florida

March 17, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2010 Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2010 Proxy Statement is hereby incorporated by reference.

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

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves are included in this report. Schedules other than those listed in the index have been omitted because they are not applicable or the information required to be set forth therein is contained, or incorporated by reference, in the Consolidated Financial Statements of The Hackett Group, Inc. or notes thereto.

3. Exhibits: See Index to Exhibits on page 61

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 17, 2010.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 17, 2010
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and	March 17, 2010
Robert A. Ramirez	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David N. Dungan	Chief Operating Officer and Director	March 17, 2010
David N. Dungan

/s/ Terence M. Graunke	Director	March 17, 2010
Terence M. Graunke

/s/ Richard Hamlin	Director	March 17, 2010
Richard Hamlin

/s/ John R. Harris	Director	March 17, 2010
John R. Harris

/s/ Edwin A. Huston	Director	March 17, 2010
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 17, 2010
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-69951)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan dated February 16, 2001 (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.13	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam (incorporated herein by reference to the Registrant’s Form 10-Q dated November 9, 2005).

10.14	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

10.15	First Amendment to Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam, effective August 1, 2007 (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

Exhibit No.	Exhibit Description

21.1	Subsidiaries of the Registrant (exhibits filed herewith).

23.1	Consent of BDO Seidman, LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).