Form 10-Q
period 2010-04-02
HACKETT GROUP, INC.
filed 2010-05-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of May 5, 2010, there were 41,161,532 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 2, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,133	$15,004
Accounts receivable and unbilled revenue, net of allowance of $1,344 and $1,354 at April 2, 2010 and January 1, 2010, respectively	32,253	28,653
Prepaid expenses and other current assets	2,207	2,683

Total current assets	49,593	46,340

Restricted cash	1,475	1,475
Property and equipment, net	7,297	7,137
Other assets	4,334	4,871
Goodwill, net	75,949	76,712

Total assets	$138,648	$136,535

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,743	$3,674
Accrued expenses and other liabilities	28,945	31,231

Total current liabilities	35,688	34,905
Accrued expenses and other liabilities, non-current	2,482	3,378

Total liabilities	38,170	38,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 58,408,042 and 57,652,536 shares issued at April 2, 2010 and January 1, 2010, respectively	58	57
Additional paid-in capital	301,844	301,366
Treasury stock, at cost, 17,009,712 and 16,976,832 shares at April 2, 2010 and January 1, 2010, respectively	(59,506)	(59,423)
Accumulated deficit	(136,407)	(139,125)
Accumulated other comprehensive loss	(5,511)	(4,623)

Total shareholders’ equity	100,478	98,252

Total liabilities and shareholders’ equity	$138,648	$136,535

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
Revenue:
Revenue before reimbursements	$41,850	$35,990
Reimbursements	4,878	3,526

Total revenue	46,728	39,516
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $615 and $560 of stock compensation expense in the quarters ended April 2, 2010 and April 3, 2009, repectively)	26,749	22,274
Reimbursable expenses	4,878	3,526

Total cost of service	31,627	25,800
Selling, general and administrative costs (includes $262 and $106 of stock compensation expense in the quarters ended April 2, 2010 and April 3, 2009, repectively)	13,242	12,839

Total costs and operating expenses	44,869	38,639

Income from operations	1,859	877

Other income:
Non-cash acquisition earn-out shares re-measurement gain	943	—
Interest income	6	25

Income before income taxes	2,808	902
Income taxes	110	63

Net income	$2,698	$839

Basic net income per common share:
Net income per common share	$0.07	$0.02
Weighted average common shares outstanding	39,636	38,443
Diluted net income per common share:
Net income per common share	$0.07	$0.02
Weighted average common and common equivalent shares outstanding	41,289	38,703

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income	$2,698	$839
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	454	536
Amortization expense	460	160
Provision for doubtful accounts	74	218
(Gain) loss on foreign currency translation	(24)	414
Non-cash acquisition earn-out shares re-measurement gain	(943)	—
Non-cash stock compensation expense	877	666
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(3,658)	3,900
Decrease (increase) in prepaid expenses and other assets	475	(510)
Increase (decrease) in accounts payable	3,069	(469)
Decrease in accrued expenses and other liabilities	(2,694)	(10,988)

Net cash provided by (used in) operating activities	788	(5,234)

Cash flows from investing activities:
Purchases of property and equipment	(580)	(944)
Proceeds from redemptions of marketable securities	—	466

Net cash used in investing activities	(580)	(478)

Cash flows from financing activities:
Repurchases of common stock	(83)	(2,117)

Net cash used in financing activities	(83)	(2,117)

Effect of exchange rate on cash	4	174

Net increase (decrease) in cash and cash equivalents	129	(7,655)
Cash and cash equivalents at beginning of year	15,004	32,060

Cash and cash equivalents at end of year	$15,133	$24,405

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$51	$148

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2010 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended April 2, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities, including the liability for the earn-out shares.

As of April 2, 2010 and January 1, 2010, the fair value of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

In 2009, the Company had an investment in Bank of America’s Strategic Cash Portfolio (“Portfolio”) which was fully redeemed during the year. During the quarter ended April 3, 2009, the Company received redemptions from the Portfolio of $466 thousand.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU)” No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or serviceso (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The acquisition and resulting purchase price of Archstone was accounted for in accordance with Accounting Standards Codification (“ASC”) 805. The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares are subject to an earn-out based on revenue achieved in 2010.

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

Based on actual net revenue achievements in 2009 and 2010, and the 2010 annual planning process presented to the Board of Directors which is also the basis for performance compensation, the Company’s estimate is that the $45.0 million revenue target will be met by Archstone. On the acquisition date, the Company recorded a liability for the 1.7 million earn-out unregistered shares based on the closing value of the Company’s common stock on the effective date of acquisition of $3.48.

As a result of the fluctuation in the Company’s share price, the Company recorded a non-cash re-measurement gain of $943 thousand in accordance with ASC 805 in the consolidated statement of operations for the quarter ended April 2, 2010. Fluctuations in the Company’s share price will result in non-cash gains or losses in the interim reporting periods until final determination is made.

On May 11, 2010, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 shares of the total 1,655,000 shares of common stock to be deemed earned, and therefore, 220,000 shares were forfeited by Sellers. There shall be no further opportunity for the Sellers to earn the 220,000 forfeited shares.

The purchase price allocation resulted in $11.9 million which exceeded the estimated fair value of tangible and intangible assets and liabilities, and which was allocated to goodwill. The goodwill was included in The Hackett Group reporting unit. The Company believes the goodwill primarily represents the fair value of the assembled workforce acquired. The goodwill amortization is deductible for tax purposes.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended
	April 2, 2010	April 3, 2009
Basic weighted average common shares outstanding	39,635,661	38,442,713

Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,030,802	240,946
Common stock issuable upon the exercise of stock options	21,944	19,256
Acquisition-related unregistered shares held in escrow	600,400	—

Dilutive weighted average common shares outstanding	41,288,807	38,702,915

Approximately 31 thousand and 227 thousand shares of common stock were excluded from the computations of diluted net income per common share for the quarters ended April 2, 2010 and April 3, 2009, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

4. Comprehensive Income

The Company accounts for comprehensive income under FASB ASC 220, Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended
	April 2, 2010	April 3, 2009
Net income	$2,698	$839
Change in cumulative foreign currency on translation adjustment	(890)	(124)

Comprehensive income	$1,808	$715

5. Restructuring

As of April 2, 2010 and January 1, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Accrual Balance at January 1, 2010	Expenditures	Accrual Balance at April 2, 2010
2001 Restructuring Accrual	$829	$(117)	$712
2002 Restructuring Accrual	$1,158	$(162)	$996
2005 Restructuring Accrual	$431	$(64)	$367
2009 Restructuring Accrual	$4,714	$(2,906)	$1,808

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	April 2, 2010	January 1, 2010
Accounts receivable	$22,533	$22,340
Unbilled revenue	11,064	7,667
Allowance for doubtful accounts	(1,344)	(1,354)

Accounts receivable and unbilled revenue, net	$32,253	$28,653

Accounts receivable for the periods ending April 2, 2010 and January 1, 2010, is net of uncollected advanced billings. Unbilled revenue as of April 2, 2010 and January 1, 2010 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter ended April 2, 2010, the Company issued 692,518 restricted stock units at a weighted average grant-date fair value of $2.98. As of April 2, 2010, the Company had 2,379,197 restricted stock units outstanding at a weighted average grant-date fair value of $3.04. As of April 2, 2010, there was $4.5 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.32 years.

As of April 2, 2010, the Company had 975,714 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.78. As of April 2, 2010, there was $1.3 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.47 years.

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended April 2, 2010, the Company repurchased approximately 33 thousand shares of its common stock at an average price of $2.51, for a total cost of approximately $83 thousand. As of April 2, 2010, the Company had $5.5 million available under its buyback program.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 2, 2010	April 3, 2009
Revenue:
North America	$38,083	$30,771
International (primarily European countries)	8,645	8,745

Total Revenue	$46,728	$39,516

Long-lived assets are attributed to the following geographical areas (in thousands):

	April 2, 2010	January 1, 2010
Long-Lived Assets:
North America	$72,130	$73,742
International (primarily European countries)	15,450	14,978

Total Long-Lived Assets	$87,580	$88,720

As of April 2, 2010, foreign assets included $15.2 million of goodwill and intangible assets, related to the REL and Archstone acquisitions. As of January 1, 2010, foreign assets included $14.4 million of goodwill and intangible assets related to the REL acquisition. As of January 1, 2010 domestic assets included $15.9 million of goodwill and intangible assets related to the Archstone acquisition which were provisionally allocated to domestic assets.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Geographic and Group Information (continued)

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	April 2, 2010	April 3, 2009
The Hackett Group	$36,582	$27,333
Hackett Technology Solutions	10,146	12,183

Total Revenue	$46,728	$39,516

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 1, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 5,000 benchmark studies over 18 years at 2,700 of the world’s leading companies.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended
	April 2, 2010		April 3, 2009
Revenue:
Revenue before reimbursements	$41,850	89.6%	$35,990	91.1%
Reimbursements	4,878	10.4%	3,526	8.9%

Total revenue	46,728	100.0%	39,516	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	26,749	57.2%	22,274	56.4%
Reimbursable expenses	4,878	10.4%	3,526	8.9%

Total cost of service	31,627	67.6%	25,800	65.3%

Selling, general and administrative costs	13,242	28.3%	12,839	32.5%

Total costs and operating expenses	44,869	95.9%	38,639	97.8%

Income from operations	1,859	4.1%	877	2.2%

Other income:
Non-cash acquisition earn-out shares re-measurement gain	943	2.0%	—	0.0%
Interest income	6	0.0%	25	0.0%

Income before income taxes	2,808	6.1%	902	2.2%
Income tax expense	110	0.2%	63	0.1%

Net income	$2,698	5.9%	$839	2.1%

Quarter Ended April 2, 2010 versus Quarter Ended April 3, 2009

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Exchange rate fluctuations had an impact on our revenue comparisons between the quarters ended April 2, 2010 and April 3, 2009. Hackett Technology Solutions was not materially impacted by foreign currency rate fluctuations.

The following table summarizes revenue (in thousands):

	Quarter Ended
	April 2, 2010	April 3, 2009

The Hackett Group	$36,582	$27,333
Hackett Technology Solutions	10,146	12,183

Total Revenue	$46,728	$39,516

Total Hackett revenue increased 18% for the quarter ended April 2, 2010, as compared to the quarter ended April 3, 2009.

The Hackett Group revenue increased 34% for the quarter ended April 2, 2010, as compared to the quarter ended April 3, 2009. The increase in The Hackett Group revenue was primarily as a result of the acquisition of Archstone Consulting which closed in November 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 24% of The Hackett Group’s total revenue in the first quarter of 2010, as compared to 32% in the first quarter of 2009. This decrease was a result of the addition of Archstone revenue, which is primarily a US-based business, as well as from continuing weakness in the European economy.

Hackett Technology Solutions revenue decreased 17% for the quarter ended April 2, 2010, as compared to the quarter ended April 3, 2009, primarily due to lower Oracle-related revenue.

During the quarter ended April 2, 2010, two customers accounted for between 5% and 6% of our total revenue, and during the quarter ended April 3, 2009, one customer accounted for 8% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 20%, or $4.5 million, for the quarter ended April 2, 2010, as compared to the quarter ended April 3, 2009, primarily due to the increased headcount from the Archstone acquisition.

Total cost of service as a percentage of revenue before reimbursable expenses was 57% for the quarter ended April 2, 2010, compared to 56% for the quarter ended April 3, 2009.

The Hackett Group total revenue generated gross margin of 38% for the quarter ended April 2, 2010, as compared to Hackett Technology Solutions which generated gross margin of 19% for the same period. On a net revenue basis, total revenue excluding reimbursements, The Hackett Group generated gross margins as a percentage of revenue of 43%, as compared to Hackett Technology Solutions, which generated gross margin as a percentage of net revenue of 21%.

Selling, General and Administrative. Selling, general and administrative costs increased by 3%, or $0.4 million, for the quarter ended April 2, 2010, as compared to the quarter ended April 3, 2009. The increase was primarily related to higher amortization of intangible assets resulting from the Archstone acquisition. Selling, general and administrative costs as a percentage of revenue were 28% for the quarter ended April 2, 2010, as compared to 33% for the quarter ended April 3, 2009 due to selling, general and administrative leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. As a result of the fluctuation in the share price of our common stock, we recorded a non-cash re-measurement gain of $943 thousand in accordance with ASC 805 in the consolidated statement of operations. Fluctuations in the share price of our common stock will result in non-cash gains or losses in the interim reporting periods until final determination is made.

On May 11, 2010, the final earn-out determination was settled for 1,435,000 shares of the total 1,655,000 shares of common stock to be deemed earned, and therefore, 220,000 shares were forfeited. There shall be no further opportunity to earn the 220,000 forfeited shares.

Income Taxes. We recorded income tax expense of $110 thousand for the quarter ended April 2, 2010, which reflected an estimated annual tax rate of 0.4% for certain federal and state taxes. For the quarter ended April 3, 2009, we recorded income taxes of $63 thousand which reflected estimated annual tax rates of 7.0% for certain federal and state taxes.

Liquidity and Capital Resources

As of April 2, 2010 and January 1, 2010, we had $15.1 million and $15.0 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.5 million on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities	$788	$(5,234)
Cash flows from investing activities	$(580)	$(478)
Cash flows from financing activities	$(83)	$(2,117)

Net cash provided by operating activities was $0.8 million for the quarter ended April 2, 2010, as compared to net cash used in operating activities of $5.2 million for the quarter ended April 3, 2009. During the quarter ended April 2, 2010, net cash provided by operating activities was primarily attributable to an increase in accounts payable due to the timing of vendor payments and earnings net of non-cash items, mostly offset by an increase in accounts receivable and unbilled revenue and accrued expenses and other liabilities. Although there was an increase in accounts receivable and unbilled revenue as a result of higher revenue and sales, the increase was partially offset by a reduction in days sales outstanding of five days. The decrease in accrued expenses and other liabilities was mostly due to the timing of the payroll cycle, usage of the restructuring reserves, and 2009 year end incentive compensation awards.

Net cash used in operating activities for the quarter ended April 3, 2009 was primarily attributable to the payout of 2008 incentive compensation awards and the timing of the payroll cycle, partially offset by higher accounts receivable collections in the quarter.

Net cash used in investing activities was $0.6 million for the quarter ended April 2, 2010, as compared to net cash used in investing activities of $0.5 million for the quarter ended April 3, 2009. Cash used in investing activities for the quarter ended April 2, 2010 was primarily attributable to capital expenditures.

Net cash used in investing activities in the quarter ended April 3, 2009 was primarily attributable to $0.9 million in capital expenditures, partially offset by $0.5 million of Bank of America’s Columbia Strategic Cash Portfolio redemptions.

Net cash used in financing activities was $83 thousand for the quarter ended April 2, 2010, as compared to $2.1 million for the quarter ended April 3, 2009. Cash used in financing activities for the quarter ended April 2, 2010 was attributable to the repurchase of 33 thousand shares of our common stock at an average price of $2.51 per share, for a total cost of $83 thousand. Net cash used in financing activities for the quarter ended April 3, 2009 was attributable to the repurchase of 1.0 million shares of our common stock at an average price of $2.08 per share, for a total cost of $2.1 million.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of April 2, 2010, we had $5.5 million available under the buyback program.

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

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see “Item 1, Financial Statements” in Part I of this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At April 2, 2010, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

During the quarter ended April 2, 2010, the Company repurchased approximately 33 thousand shares of its common stock at a cost of approximately $83 thousand under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of January 1, 2010	—	$—	—	$578,515
January 2, 2010 to January 29, 2010	13,000	$2.55	13,000	$545,419
January 30, 2010 to February 26, 2010*	19,880	$2.49	19,880	$5,495,917
February 27, 2010 to April 2, 2010	—	$—	—	$5,495,917

	32,880	$2.51	32,880

*	In February 2010, the Board of Directors approved an additional $5.0 million to the Company’s share repurchase program, thereby increasing the total authorization to $65.0 million.

Item 6.	Exhibits

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 12, 2010	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).