Form 10-Q
period 2010-07-02
HACKETT GROUP, INC.
filed 2010-08-11
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of August 6, 2010, there were 41,965,634 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 2, 2010	January 1, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,380	$15,004
Accounts receivable and unbilled revenue, net of allowance of $1,993 and $1,354 at July 2, 2010 and January 1, 2010, respectively	31,952	28,653
Prepaid expenses and other current assets	2,495	2,683

Total current assets	51,827	46,340

Restricted cash	1,680	1,475
Property and equipment, net	7,693	7,137
Other assets	3,732	4,871
Goodwill, net	75,655	76,712

Total assets	$140,587	$136,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,713	$3,674
Accrued expenses and other liabilities	26,024	31,231

Total current liabilities	30,737	34,905
Accrued expenses and other liabilities, non-current	2,249	3,378

Total liabilities	32,986	38,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 59,965,921 and 57,652,536 shares issued at July 2, 2010 and January 1, 2010, respectively	60	57
Additional paid-in capital	306,924	301,366
Treasury stock, at cost, 17,691,611 and 16,976,832 shares at July 2, 2010 and January 1, 2010, respectively	(61,565)	(59,423)
Accumulated deficit	(131,984)	(139,125)
Accumulated other comprehensive loss	(5,834)	(4,623)

Total shareholders’ equity	107,601	98,252

Total liabilities and shareholders’ equity	$140,587	$136,535

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenue:
Revenue before reimbursements	$47,967	$31,382	$89,817	$67,372
Reimbursements	5,718	3,234	10,596	6,760

Total revenue	53,685	34,616	100,413	74,132
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $593 and $529 and $1,208 and $1,089 of stock compensation expense in the quarters and six months ended July 2, 2010 and July 3, 2009, repectively)	29,307	20,381	56,056	42,655
Reimbursable expenses	5,718	3,234	10,596	6,760

Total cost of service	35,025	23,615	66,652	49,415
Selling, general and administrative costs (includes $563 and $218 and $825 and $324 of stock compensation expense in the quarters and six months ended July 2, 2010 and July 3, 2009, repectively)	14,908	10,791	28,150	23,630

Total costs and operating expenses	49,933	34,406	94,802	73,045

Income from operations	3,752	210	5,611	1,087

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	784	—	1,727	—
Interest income	4	11	10	36
Loss on marketable investments	—	(35)	—	(35)

Income before income tax expense	4,540	186	7,348	1,088
Income tax expense	117	26	227	89

Net income	$4,423	$160	$7,121	$999

Basic net income per common share:
Net income per common share	$0.11	$0.00	$0.18	$0.03
Weighted average common shares outstanding	40,597	37,894	40,116	38,169

Diluted net income per common share:
Net income per common share	$0.10	$0.00	$0.17	$0.03
Weighted average common and common equivalent shares outstanding	42,548	38,070	41,919	38,387

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income	$7,121	$999
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	898	1,061
Amortization expense	975	332
Provision (reversal) for doubtful accounts	125	(33)
Loss on foreign currency translation	423	442
Non-cash stock compensation expense	2,033	1,413
Non-cash loss on the sale of property and equipment	—	46
Non-cash acquisition earn-out shares re-measurement gain	(1,727)	—
Loss on marketable investments	—	35
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(4,007)	3,685
Decrease (increase) in prepaid expenses and other assets	238	(687)
Increase (decrease) in accounts payable	1,039	(1,141)
Decrease in accrued expenses and other liabilities	(1,133)	(12,723)

Net cash provided by (used in) operating activities	5,985	(6,571)

Cash flows from investing activities:
Purchases of property and equipment	(1,429)	(1,577)
Increase in restricted cash	(205)	—
Proceeds from redemptions of marketable securities	—	623

Net cash used in investing activities	(1,634)	(954)

Cash flows from financing activities:
Proceeds from issuance of common stock	229	230
Repurchases of common stock	(2,142)	(2,464)

Net cash used in financing activities	(1,913)	(2,234)

Effect of exchange rate on cash	(62)	215

Net increase (decrease) in cash and cash equivalents	2,376	(9,544)
Cash and cash equivalents at beginning of year	15,004	32,060

Cash and cash equivalents at end of year	$17,380	$22,516

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$96	$207

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2010 included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated results of operations for the quarter ended July 2, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As of July 2, 2010 and January 1, 2010, the fair value of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

In 2009, the Company had an investment in Bank of America’s Strategic Cash Portfolio which was fully redeemed during the year.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU)” No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends FASB ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Acquisitions and Investing Activities

Effective November 9, 2009, the Company acquired Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which the Company purchased from Archstone, Archstone Consulting UK Limited and Archstone Consulting BV (the “Sellers”), the assets used in connection with Archstone’s consulting business. The results of Archstone’s operations have been included in the Company’s consolidated financial statements since November 10, 2009.

The acquisition and resulting purchase price of Archstone was accounted for in accordance with FASB Accounting Standards Codification (“ASC”) 805. The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares were subject to an earn-out based on revenue achieved in 2010. On the acquisition date, the Company recorded a liability for the 1.7 million earn-out based on the closing value of the Company’s common stock on the effective date of acquisition.

On May 11, 2010, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 shares of the total 1,655,000 shares of common stock to be deemed earned, and therefore, 220,000 shares were forfeited by Sellers. As a result of the fluctuation in the Company’s share price, the Company recorded a non-cash re-measurement gain for the quarter and six months ended July 2, 2010, of $0.8 million and $1.7 million, respectively, in accordance with FASB ASC 805 in the consolidated statement of operations.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	40,597,262	37,894,570	40,116,462	38,168,642

Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,316,495	163,851	1,173,649	202,399
Common stock issuable upon the exercise of stock options	34,276	11,604	28,110	15,430
Acquisition-related unregistered shares held in escrow	600,400	—	600,400	—

Dilutive weighted average common shares outstanding	42,548,433	38,070,025	41,918,621	38,386,471

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Net Income per Common Share (continued)

Approximately 39 thousand and 317 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended July 2, 2010 and July 3, 2009, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

4. Comprehensive Income

The Company accounts for comprehensive income under FASB ASC 220, Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income	$4,423	$160	$7,121	$999
Change in cumulative foreign currency on translation adjustment	(323)	2,240	(1,211)	2,116

Comprehensive income	$4,100	$2,400	$5,910	$3,115

5. Restructuring

As of July 2, 2010 and January 1, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Accrual Balance at January 1, 2010	Expenditures	Accrual Balance at July 2, 2010
2001 Restructuring Accrual	$829	$(233)	$596
2002 Restructuring Accrual	$1,158	$(324)	$834
2005 Restructuring Accrual	$431	$(128)	$303
2009 Restructuring Accrual	$4,714	$(3,294)	$1,420

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	July 2, 2010	January 1, 2010
	(unaudited)
Accounts receivable	$25,682	$22,340
Unbilled revenue	8,263	7,667
Allowance for doubtful accounts	(1,993)	(1,354)

Accounts receivable and unbilled revenue, net	$31,952	$28,653

Accounts receivable for the periods ending July 2, 2010 and January 1, 2010, is net of uncollected advanced billings. Unbilled revenue as of July 2, 2010 and January 1, 2010 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter and six months ended July 2, 2010, the Company issued 53,128 and 745,646 restricted stock units, respectively, at a weighted average grant-date fair value of $2.91 and $2.89, respectively. As of July 2, 2010, the Company had 2,345,603 restricted stock units outstanding at a weighted average grant-date fair value of $3.02. As of July 2, 2010, there was $4.0 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.12 years.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation (continued)

As of July 2, 2010, the Company had 963,654 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.42. As of July 2, 2010, there was $1.9 million of compensation expense related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 3.42 years.

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended July 2, 2010, the Company repurchased approximately 682 thousand shares of its common stock at an average price of $3.02, for a total cost of approximately $2.1 million. During the six months ended July 2, 2010, the Company had repurchased approximately 715 thousand shares of its common stock at an average price of $3.00, for a total cost of approximately $2.1 million. As of July 2, 2010, the Company had $3.4 million available under its buyback program.

Subsequent to July 2, 2010, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total program size to $70.0 million.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Revenue:
North America	$42,444	$26,258	$80,527	$57,029
International (primarily European countries)	11,241	8,358	19,886	17,103

Total revenue	$53,685	$34,616	$100,413	$74,132

Long-lived assets are attributed to the following geographical areas (in thousands):

	July 2, 2010	January 1, 2010
	(unaudited)
Long-Lived Assets:
North America	$72,081	$73,742
International (primarily European countries)	14,999	14,978

Total long-lived assets	$87,080	$88,720

As of July 2, 2010, foreign assets included $14.8 million of goodwill and intangible assets, related to the REL and Archstone acquisitions. As of January 1, 2010, foreign assets included $14.4 million of goodwill and intangible assets related to the REL acquisition. As of January 1, 2010, domestic assets included $15.9 million of goodwill and intangible assets related to the Archstone acquisition which were provisionally allocated to domestic assets.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Geographic and Group Information (continued)

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

The Hackett Group	$39,325	$24,596	$75,907	$51,929
Hackett Technology Solutions	14,360	10,020	24,506	22,203

Total revenue	$53,685	$34,616	$100,413	$74,132

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 1, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended				Six Months Ended
	July 2, 2010		July 3, 2009		July 2, 2010		July 3, 2009
Revenue:
Revenue before reimbursements	$47,967	89.3%	$31,382	90.7%	$89,817	89.4%	$67,372	90.9%
Reimbursements	5,718	10.7%	3,234	9.3%	10,596	10.6%	6,760	9.1%

Total revenue	53,685	100.0%	34,616	100.0%	100,413	100.0%	74,132	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	29,307	54.6%	20,381	58.9%	56,056	55.8%	42,655	57.5%
Reimbursable expenses	5,718	10.6%	3,234	9.3%	10,596	10.6%	6,760	9.1%

Total cost of service	35,025	65.2%	23,615	68.2%	66,652	66.4%	49,415	66.6%

Selling, general and administrative costs	14,908	27.8%	10,791	31.2%	28,150	28.0%	23,630	31.9%

Total costs and operating expenses	49,933	93.0%	34,406	99.4%	94,802	94.4%	73,045	98.5%

Income from operations	3,752	7.0%	210	0.6%	5,611	5.6%	1,087	1.5%

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	784	1.5%	—	0.0%	1,727	1.7%	—	0.0%
Interest income	4	0.0%	11	0.0%	10	0.0%	36	0.0%
Loss on marketable investments	—	0.0%	(35)	-0.1%	—	0.0%	(35)	0.0%

Income before income tax expense	4,540	8.5%	186	0.5%	7,348	7.3%	1,088	1.5%
Income tax expense	117	0.2%	26	0.1%	227	0.2%	89	0.1%

Net income	$4,423	8.3%	$160	0.4%	$7,121	7.1%	$999	1.4%

Quarter and Six Months Ended July 2, 2010 versus Quarter and Six Months Ended July 3, 2009

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Exchange rate fluctuations had an impact on our revenue comparisons between the quarters and six months ended July 2, 2010 and July 3, 2009. Hackett Technology Solutions was not materially impacted by foreign currency rate fluctuations.

Total Company revenue for the quarter and six months ended July 2, 2010 increased 55% to $53.7 million and 35% to $100.4 million, respectively, compared to the quarter and six months ended July 3, 2009. The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

The Hackett Group	$39,325	$24,596	$75,907	$51,929
Hackett Technology Solutions	14,360	10,020	24,506	22,203

Total revenue	$53,685	$34,616	$100,413	$74,132

The Hackett Group revenue increased 60% and 46% for the quarter and six months ended July 2, 2010, respectively, as compared to the quarter and six months ended July 3, 2009. The increase in The Hackett Group revenue was primarily a result of the Archstone Consulting acquisition which closed in November 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 29% and 26% of The Hackett Group’s total revenue in the quarter and six months ended July 2, 2010, respectively, as compared to 34% and 33% for the quarter and six months ended July 3, 2009, respectively. This decrease was a result of the addition of Archstone revenue, which is primarily a US-based business, and from continuing weakness in European demand.

Hackett Technology Solutions revenue increased 43% for the quarter ended July 2, 2010, as compared to the quarter ended July 3, 2009, as a result of increased demand across all service groups. Hackett Technology Solutions revenue increased 10% for the six months ended July 2, 2010, as compared to the six months ended July 3, 2009, primarily due to increases in the SAP and Oracle service groups.

During the quarter ended July 2, 2010, two customers accounted for 6% and 7% of our total revenue, and during the six months ended July 2, 2010, two customers accounted for 6% of our total revenue. During the quarter and six months ended July 3, 2009, one customer accounted for 7% and 8%, respectively, of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 44% and 31% for the quarter and six months ended July 2, 2010, respectively, as compared to the quarter and six months ended July 3, 2009, primarily due to the Archstone acquisition.

Total cost of service as a percentage of revenue before reimbursable expenses decreased to 55% and 56% for the quarter and six months ended July 2, 2010, respectively, from 59% and 58% for the quarter and six months ended July 3, 2009, respectively, primarily due to increased revenue as previously discussed.

The Hackett Group total revenue generated gross margins of 40% and 39% for the quarter and six month ended July 2, 2010, respectively, as compared to Hackett Technology Solutions, which generated gross margins of 28% and 24% for the same periods, respectively. On a net revenue basis, total revenue excluding reimbursements, The Hackett Group generated gross margins as a percentage of revenue of 44% and 43% for the quarter and six months ended July 2, 2010, respectively, as compared to Hackett Technology Solutions, which generated gross margins as a percentage of net revenue of 33% and 28% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs increased by 38% and 19% for the quarter and six months ended July 2, 2010, respectively, as compared to the quarter and six months ended July 3, 2009. The increase was primarily related to higher incentive compensation accruals and higher amortization of intangible assets resulting from the Archstone acquisition. Selling, general and administrative costs as a percentage of revenue was 28% for both the quarter and six months ended July 2, 2010, respectively, as compared to 31% and 32% for the quarter and six months ended July 3, 2009, respectively. The decrease was due to selling, general and administrative leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. As a result of the fluctuation in the share price of our common stock, we recorded a non-cash re-measurement gain of $0.8 million and $1.7 million in accordance with FASB ASC 805 for the quarter and six months ended July 2, 2010, respectively, related to the Archstone acquisition. On May 11, 2010, the final earn-out determination was settled for 1,435,000 shares, of the total 1,655,000 shares of common stock, to be deemed earned, and 220,000 shares were forfeited.

Income Tax Expense. We recorded income tax expense of $117 thousand and $227 thousand for the quarter and six months ended July 2, 2010, respectively, which reflected estimated annual tax rates of 3%, respectively, for certain federal and state taxes. For the quarter and six months ended July 3, 2009, we recorded income taxes of $26 thousand and $89 thousand, respectively, which reflected estimated annual tax rates of 14% and 8%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

As of July 2, 2010 and January 1, 2010, we had $17.4 million and $15.0 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.7 million and $1.5 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities	$5,985	$(6,571)
Cash flows from investing activities	$(1,634)	$(954)
Cash flows from financing activities	$(1,913)	$(2,234)

Net cash provided by operating activities was $6.0 million for the six months ended July 2, 2010, as compared to net cash used in operating activities of $6.6 million for the six months ended July 3, 2009. During the six months ended July 2, 2010, net cash provided by operating activities was primarily attributable to net income and a 14 day decrease in days sales outstanding.

Net cash used in operating activities for the six months ended July 3, 2009 was primarily attributable to the payout of 2008 incentive compensation awards, timing of the vendor payments and an increase in prepaid assets related to the renewal of insurance policies. These uses of cash were partially offset by decreases in accounts receivable for the six months ended July 3, 2009.

Net cash used in investing activities was $1.6 million for the six months ended July 2, 2010, as compared $0.9 million for the six months ended July 3, 2009. Cash used in investing activities for the six months ended July 2, 2010 was primarily attributable to capital expenditures and an increase in cash on deposit with a financial institution as collateral for a letter of credit related to an operating lease. Net cash used in investing activities for the six months ended July 3, 2009 was primarily attributable to $1.6 million in capital expenditures, partially offset by $0.6 million of Bank of America’s Columbia Strategic Cash Portfolio redemptions.

Net cash used in financing activities was $1.9 million for the six months ended July 2, 2010, as compared to $2.2 million for the six months ended July 3, 2009. Net cash used in financing activities for the six months ended July 2, 2010 was attributable to the repurchase of 715 thousand shares of our common stock at an average price of $3.00 per share, for a total cost of $2.1 million. Net cash used in financing activities for the six months ended July 3, 2009 was attributable to the repurchase of 1.2 million shares of our common stock at an average price of $2.09 per share, for a total cost of $2.5 million.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of July 2, 2010, we had $3.4 million available under the buyback program. Subsequent to July 2, 2010, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total program size to $70.0 million.

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

At July 2, 2010, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls are effective.

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

During the quarter ended July 2, 2010, the Company repurchased approximately 682 thousand shares of its common stock at a cost of approximately $2.1 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of April 2, 2010	—	$—	—	$5,495,917
April 3, 2010 to April 30, 2010	232,605	$2.95	232,605	$4,808,828
May 1, 2010 to May 28, 2010	130,302	$3.13	130,302	$4,400,694
May 29, 2010 to July 2, 2010	318,992	$3.02	318,992	$3,436,753	*

	681,899	$3.02	681,899

*	Subsequent to July 2, 2010, our Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $70.0 million.

Item 6.	Exhibits

See Index to Exhibits on page 18, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 11, 2010	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Asset Purchase Agreement among The Hackett Group, Inc., Archstone Acquisition Corp., Hackett-REL, Ltd., The Hackett Group, B.V., Archstone Consulting LLC, Archstone Consulting UK Ltd. and Archstone Consulting Netherlands BV (incorporated herein by reference to the Registrant’s Form 8-K dated November 10, 2009).

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).