Form 10-Q
period 2010-10-01
HACKETT GROUP, INC.
filed 2010-11-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

As of November 4, 2010, there were 41,840,369 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 1,	January 1,
	2010	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,266	$15,004
Accounts receivable and unbilled revenue, net of allowance of $1,453 and $1,354 at October 1, 2010 and January 1, 2010, respectively	30,100	28,653
Prepaid expenses and other current assets	2,376	2,683

Total current assets	55,742	46,340

Restricted cash	1,682	1,475
Property and equipment, net	8,449	7,137
Other assets	3,280	4,871
Goodwill, net	76,447	76,712

Total assets	$145,600	$136,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,795	$3,674
Accrued expenses and other liabilities	27,013	31,231

Total current liabilities	31,808	34,905
Accrued expenses and other liabilities, non-current	1,811	3,378

Total liabilities	33,619	38,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,003,644 and 57,652,536 shares issued at October 1, 2010 and January 1, 2010, respectively	60	57
Additional paid-in capital	307,676	301,366
Treasury stock, at cost, 18,173,751 and 16,976,832 shares at October 1, 2010 and January 1, 2010, respectively	(63,116)	(59,423)
Accumulated deficit	(127,877)	(139,125)
Accumulated other comprehensive loss	(4,762)	(4,623)

Total shareholders’ equity	111,981	98,252

Total liabilities and shareholders’ equity	$145,600	$136,535

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Revenue:
Revenue before reimbursements	$47,343	$30,688	$137,160	$98,060
Reimbursements	4,962	3,315	15,558	10,075

Total revenue	52,305	34,003	152,718	108,135
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $560 and $442 and $1,768 and $1,531 of stock compensation expense in the quarters and nine months ended October 1, 2010 and October 2, 2009, respectively)	29,144	19,423	85,200	62,078
Reimbursable expenses	4,962	3,315	15,558	10,075

Total cost of service	34,106	22,738	100,758	72,153
Selling, general and administrative costs (includes $432 and $237 and $1,256 and $560 of stock compensation expense in the quarters and nine months ended October 1, 2010 and October 2, 2009, respectively)	14,285	10,475	42,435	34,105

Total costs and operating expenses	48,391	33,213	143,193	106,258

Income from operations	3,914	790	9,525	1,877

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—	—	1,727	—
Interest income	7	6	17	42
Loss on marketable investments	—	—	—	(35)

Income before income taxes	3,921	796	11,269	1,884
Income taxes	(186)	(20)	41	69

Net income	$4,107	$816	$11,228	$1,815

Basic net income per common share:
Net income per common share	$0.10	$0.02	$0.28	$0.05
Weighted average common shares outstanding	40,554	37,651	40,262	37,996

Diluted net income per common share:
Net income per common share	$0.10	$0.02	$0.27	$0.05
Weighted average common and common equivalent shares outstanding	43,058	38,370	42,298	38,381

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Cash flows from operating activities:
Net income	$11,228	$1,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,372	1,483
Amortization expense	1,495	503
Provision for doubtful accounts	126	52
Loss on foreign currency translation	370	337
Non-cash stock compensation expense	3,025	2,091
Non-cash loss on sale of property and equipment	—	46
Non-cash acquisition earn-out shares and re-measurement gain	(1,727)
Loss on marketable investments	—	35
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(2,156)	5,224
Decrease in prepaid expenses and other assets	324	117
Increase (decrease) in accounts payable	1,121	(2,056)
Decrease in accrued expenses and other liabilities	(828)	(14,819)

Net cash provided by (used in) operating activities	14,350	(5,172)

Cash flows from investing activities:
Purchases of property and equipment	(2,646)	(2,298)
Increase in restricted cash	(207)	—
Proceeds from redemptions of marketable securities	—	1,692

Net cash used in investing activities	(2,853)	(606)

Cash flows from financing activities:
Proceeds from issuance of common stock	237	239
Repurchases of common stock	(3,692)	(3,454)

Net cash used in financing activities	(3,455)	(3,215)

Effect of exchange rates on cash	220	105

Net increase (decrease) in cash and cash equivalents	8,262	(8,888)
Cash and cash equivalents at beginning of the period	15,004	32,060

Cash and cash equivalents at end of the period	$23,266	$23,172

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$134	$207

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by US GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2010 included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended October 1, 2010 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

As of October 1, 2010 the Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities.

As of October 1, 2010 and January 1, 2010, the fair value of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

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

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

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

The acquisition and resulting purchase price of Archstone was accounted for in accordance with FASB ASC 805, Business Combinations. The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares were subject to an earn-out based on revenue achieved in 2010. On the acquisition date, the Company recorded a liability for the 1.7 million earn-out based on the closing value of the Company’s common stock on the effective date of acquisition.

On May 11, 2010, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 shares of the total 1,655,000 shares of common stock to be deemed earned, and therefore, 220,000 shares were forfeited by Sellers. As a result of the fluctuation in the Company’s share price and in accordance with FASB ASC 805, the Company recorded a $1.7 million non-cash re-measurement gain for the nine months ended October 1, 2010 in the consolidated statement of operations.

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

3. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements and restricted stock units issued to employees, the calculation includes only the vested portion of such stock and units.

Dilutive net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	40,553,528	37,651,144	40,262,150	37,996,143

Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,853,115	692,580	1,400,137	365,792
Common stock issuable upon the exercise of stock options	50,883	25,811	35,701	18,890
Acquisition-related unregistered shares held in escrow	600,400	—	600,400	—

Dilutive weighted average common shares outstanding	43,057,926	38,369,535	42,298,388	38,380,825

Approximately 1.0 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended October 1, 2010 and October 2, 2009, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Comprehensive Income

The Company accounts for comprehensive income under FASB ASC 220, Comprehensive Income. Comprehensive income is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net income	$4,107	$816	$11,228	$1,815
Change in cumulative foreign currency on translation adjustment	1,072	(569)	(139)	1,547

Comprehensive income	$5,179	$247	$11,089	$3,362

5. Restructuring

As of October 1, 2010 and January 1, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Accrual Balance at January 1, 2010	Expenditures	Accrual Balance at October 1, 2010
2001 restructuring accrual	$829	$(343)	$486
2002 restructuring accrual	$1,158	$(485)	$673
2005 restructuring accrual	$431	$(192)	$239
2009 restructuring accrual	$4,714	$(3,533)	$1,181

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	October 1,	January 1,
	2010	2010
	(unaudited)
Accounts receivable	$21,649	$22,340
Unbilled revenue	9,904	7,667
Allowance for doubtful accounts	(1,453)	(1,354)

Accounts receivable and unbilled revenue, net	$30,100	$28,653

Accounts receivable for the periods ending October 1, 2010 and January 1, 2010, is net of uncollected advanced billings. Unbilled revenue as of October 1, 2010 and January 1, 2010 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter and nine months ended October 1, 2010, the Company issued 13,000 and 758,646 restricted stock units, respectively, at a weighted average grant-date fair value of $3.11 and $2.90, respectively. As of October 1, 2010, the Company had 2,303,038 restricted stock units outstanding at a weighted average grant-date fair value of $3.01. As of October 1, 2010, there was $3.2 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.91 years.

As of October 1, 2010, the Company had 934,154 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.43. As of October 1, 2010, there was $1.6 million of compensation expense related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 3.17 years.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity

Treasury Stock

Under the Company’s stock repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended October 1, 2010, the Company repurchased approximately 482 thousand shares of its common stock at an average price of $3.22, for a total cost of approximately $1.6 million. During the nine months ended October 1, 2010, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $3.08, for a total cost of approximately $3.7 million. As of October 1, 2010, the Company had $6.9 million available under its repurchase program.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Revenue:
North America	$42,820	$25,525	$123,347	$82,554
International (primarily European countries)	9,485	8,478	29,371	25,581

Total revenue	$52,305	$34,003	$152,718	$108,135

	October 1,	January 1,
	2010	2010
	(unaudited)
Long-lived assets:
North America	$72,196	$73,742
International (primarily European countries)	15,980	14,978

Total long-lived assets	$88,176	$88,720

As of October 1, 2010, foreign assets included $15.5 million of goodwill and intangible assets, related to the REL and Archstone acquisitions. As of January 1, 2010, foreign assets included $14.4 million of goodwill and intangible assets related to the REL acquisition. As of January 1, 2010, domestic assets included $15.9 million of goodwill and intangible assets related to the Archstone acquisition which were provisionally allocated to domestic assets.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
The Hackett Group	$36,109	$23,099	$112,016	$75,028
Hackett Technology Solutions	16,196	10,904	40,702	33,107

Total revenue	$52,305	$34,003	$152,718	$108,135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 1, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett,” “we,” “us,” “our”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended				Nine Months Ended
	October 1, 2010		October 2, 2009		October 1, 2010		October 2, 2009
Revenue:
Revenue before reimbursements	$47,343	90.5%	$30,688	90.3%	$137,160	89.8%	$98,060	90.7%
Reimbursements	4,962	9.5%	3,315	9.7%	15,558	10.2%	10,075	9.3%

Total revenue	52,305	100.0%	34,003	100.0%	152,718	100.0%	108,135	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	29,144	55.7%	19,423	57.2%	85,200	55.8%	62,078	57.4%
Reimbursable expenses	4,962	9.5%	3,315	9.7%	15,558	10.2%	10,075	9.3%

Total cost of service	34,106	65.2%	22,738	66.9%	100,758	66.0%	72,153	66.7%
Selling, general and administrative costs	14,285	27.3%	10,475	30.8%	42,435	27.8%	34,105	31.5%

Total costs and operating expenses	48,391	92.5%	33,213	97.7%	143,193	93.8%	106,258	98.2%

Income from operations	3,914	7.5%	790	2.3%	9,525	6.2%	1,877	1.8%

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—	0.0%	—	0.0%	1,727	1.1%	—	0.0%
Interest income	7	0.0%	6	0.0%	17	0.0%	42	0.0%
Loss on marketable investments	—	0.0%	—	0.0%	—	0.0%	(35)	0.0%

Income before income taxes	3,921	7.5%	796	2.3%	11,269	7.3%	1,884	1.8%
Income taxes	(186)	-0.4%	(20)	-0.1%	41	0.0%	69	0.0%

Net income	$4,107	7.9%	$816	2.4%	$11,228	7.3%	$1,815	1.8%

Quarter and Nine Months Ended October 1, 2010 versus Quarter and Nine Months Ended October 2, 2009

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations.

Total Company revenue for the quarter and nine months ended October 1, 2010 increased 54% to $52.3 million and 41% to $152.7 million, respectively, as compared to the quarter and nine months ended October 2, 2009. The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
The Hackett Group	$36,109	$23,099	$112,016	$75,028
Hackett Technology Solutions	16,196	10,904	40,702	33,107

Total revenue	$52,305	$34,003	$152,718	$108,135

The Hackett Group revenue increased 56% and 49% for the quarter and nine months ended October 1, 2010, respectively, as compared to the quarter and nine months ended October 2, 2009. The increase in The Hackett Group revenue was primarily a result of the Archstone Consulting acquisition which closed in November 2009.

The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 26% of The Hackett Group’s total revenue for both the quarter and nine months ended October 1, 2010, as compared to 37% and 34% for the quarter and nine months ended October 2, 2009, respectively. This decrease was a result of the Archstone Consulting revenue, which is primarily a US-based business, and from continuing weakness in European demand.

Hackett Technology Solutions revenue increased 49% and 23% for the quarter and nine months ended October 1, 2010, respectively, as compared to the quarter and nine months ended October 2, 2009, as a result of increased demand across all service groups.

During the quarter ended October 1, 2010, one customer accounted for 4% of our total revenue, and during the nine months ended October 1, 2010, two customers accounted for 5% of our total revenue. During the quarter and nine months ended October 2, 2009, one customer accounted for 7% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 50% and 37% for the quarter and nine months ended October 1, 2010, respectively, as compared to the quarter and nine months ended October 2, 2009, primarily due to the Archstone Consulting acquisition, as well as increased hiring activities commensurate with demand.

Total cost of service as a percentage of revenue before reimbursable expenses was 56% for both the quarter and nine months ended October 1, 2010, as compared to 57% for both the quarter and nine months ended October 2, 2009.

The Hackett Group total revenue generated gross margins of 38% for both the quarter and nine months ended October 1, 2010, as compared to Hackett Technology Solutions, which generated gross margins of 32% and 28% for the same periods, respectively. On a net revenue basis, total revenue excluding reimbursements, The Hackett Group generated gross margins as a percentage of revenue of 41% and 42% for the quarter and nine months ended October 1, 2010, respectively, as compared to Hackett Technology Solutions, which generated gross margins as a percentage of net revenue of 37% and 32% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs increased by 36% and 24% for the quarter and nine months ended October 1, 2010, respectively, as compared to the quarter and nine months ended October 2, 2009. The increase was primarily related to costs and amortization expense related to the Archstone Consulting acquisition, higher incentive compensation accruals and higher commission expense due to the increase in revenue as previously discussed. Selling, general and administrative costs as a percentage of revenue was 27% and 28% for the quarter and nine months ended October 1, 2010, respectively, as compared to 31% and 32% for the quarter and nine months ended October 2, 2009, respectively. This decrease was due to selling, general and administrative expenses leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. As a result of the fluctuation in the share price of our common stock, we recorded a non-cash re-measurement gain of $1.7 million in accordance with FASB ASC 805 for the nine months ended October 1, 2010, related to the Archstone Consulting acquisition. On May 11, 2010, the final earn-out determination was settled with 1,435,000 shares of the total 1,655,000 shares of common stock, deemed earned, 220,000 shares were forfeited.

Income Taxes. We recorded income an tax benefit of $186 thousand and income tax expense of $41 thousand for the quarter and nine months ended October 1, 2010, respectively, which reflected an estimated annual tax rate benefit of 4.7% and an estimated annual tax rate expense of 0.4%, respectively, for certain federal and state taxes. For the quarter and nine months ended October 2, 2009, we recorded an income tax benefit of $20 thousand and an income tax expense of $69 thousand, respectively, which reflected an estimated annual tax rate benefit of 2.5% and an estimated annual tax rate expense of 3.7%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

As of October 1, 2010 and January 1, 2010, we had $23.3 million and $15.0 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.7 million and $1.5 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	October 1,	October 2,
	2010	2009
Cash flows from operating activities	$14,350	$(5,172)
Cash flows from investing activities	$(2,853)	$(606)
Cash flows from financing activities	$(3,455)	$(3,215)

Net cash provided by operating activities was $14.4 million for the nine months ended October 1, 2010, as compared to net cash used in operating activities of $5.2 million for the nine months ended October 2, 2009. During the nine months ended October 1, 2010, net cash provided by operating activities was primarily attributable to increased net income and a 16 day decrease in days sales outstanding, partially offset by increased accounts receivable and unbilled revenue.

Net cash used in operating activities for the nine months ended October 2, 2009, was primarily attributable to the payout of 2008 incentive compensation awards, timing of vendor payments and payroll cycles. These uses of cash were partially offset by decreases in accounts receivable and unbilled revenue, and earnings net of non-cash items.

Net cash used in investing activities was $2.9 million for the nine months ended October 1, 2010, as compared to $0.6 million for the nine months ended October 2, 2009. Cash used in investing activities for the nine months ended October 1, 2010 was primarily attributable to $2.6 million in capital expenditures and an increase in cash on deposit with a financial institution as collateral for a letter of credit related to an operating lease. Net cash used in investing activities for the nine months ended October 2, 2009 was primarily attributable to $2.3 million in capital expenditures, partially offset by redemptions of $1.7 million from Bank of America’s Columbia Strategic Cash Portfolio.

Net cash used in financing activities was $3.5 million for the nine months ended October 1, 2010, as compared to $3.2 million for the nine months ended October 2, 2009. Net cash used in financing activities for the nine months ended October 1, 2010 was primarily attributable to the repurchase of 1.2 million shares of our common stock at an average price of $3.08 per share, for a total cost of $3.7 million. Net cash used in financing activities for the nine months ended October 2, 2009 was primarily attributable to the repurchase of 1.6 million shares of our common stock at an average price of $2.20 per share, for a total cost of $3.5 million.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of October 1, 2010, we had $6.9 million available under the buyback program.

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

At October 1, 2010, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers. We do not invest in derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

During the quarter ended October 1, 2010, the Company repurchased approximately 482 thousand shares of its common stock at a cost of approximately $1.6 million under the Company’s share repurchase program initially approved by the Board of Directors in 2002 and last increased in August 2010. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of July 2, 2010	—	$—	—	$3,436,753
July 3, 2010 to July 30, 2010	324,946	$2.97	324,946	$2,472,876
July 31, 2010 to August 27, 2010	48,952	$3.36	48,952	$7,308,338	*
August 28, 2010 to October 1, 2010	108,242	$3.90	108,242	$6,886,195

	482,140	$3.22	482,140

*	During the quarter ended October 1, 2010, our Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $70.0 million.

Item 6.	Exhibits

See Index to Exhibits on page 17, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 9, 2010	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).