Form 10-K
period 2010-12-31
HACKETT GROUP, INC.
filed 2011-03-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $77,354,059 on July 2, 2010 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 7, 2011 was 41,388,838.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2011 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

GENERAL

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett”). We were originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 5,000 benchmarking studies, executives use Hackett’s empirically based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group (acquired in November 2009), Hackett offers Strategy & Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Hackett Technology Solutions group (“HTS”), Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with more than 2,800 major corporations and government agencies, including 97% of the Dow Jones Industrials, 84% of the Fortune 100, 80% of the DAX 30 and 49% of the FTSE 100.

In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors.

As expected during 2010, we experienced gradual economic and client demand improvement in most markets that we serve, with the exception of Western Europe. This was a noticeable improvement from the challenging economic environment that we experienced throughout most of 2009. As we head into 2011, we expect improved economic conditions in the U.S. and for the first time in two years we expect improved demand in Europe. Global organizations will continue to recognize the need to drive sustainable cost reductions and cash flow improvements as they look to be competitive in the growing but complex global economy. Global growth opportunities require organizations to build global standards and operating excellence that many organizations have yet to address. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of gradual but continued global volatility. We will continue to ensure that our clients understand that our unique intellectual capital along with our expanding implementation expertise will enable them to make the necessary improvements in a targeted and timely manner.

Specifically, organizations must ensure that they have an operating platform or service delivery strategy that ensures that their underlying business processes allow them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to centralize, standardize and automate business processes and to do so by leveraging educated, low-cost labor markets. In today’s environment, clients must be clearly convinced that you are uniquely qualified to help them achieve their targeted results in a timely manner.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at a process level. Utilizing the performance metrics and our vast repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has created a series of process and technology tools that allow clients to effect proven sustainable performance improvement. Our proprietary BPI intellectual capital, which is imbedded within our global delivery methodology, allows us to help clients accelerate their time to benefit.

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

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted over 5,000 benchmark studies for over 2,800 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

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

•

Introduce New IP–centric Offerings - In March of 2011 we will start selling a new performance management offering called the “Hackett Performance Exchange.” This new dashboard offering will allow us to measure, benchmark and estimate the performance improvement opportunity of key operating processes on a monthly basis. This offering is expected to securely extract operating information directly from a client’s ERP system which will allow them to measure and compare their performance to Hackett peer and world class standards. Most importantly, this solution is expected to be fully automated, requiring limited client time to set up and can be viewed utilizing a laptop with secured web access. This new offering, if successful, could help enhance our business model by creating a powerful and possibly continuous relationship with a client. It could also increase key operating data that will allow us to improve the proprietary performance insight we can delivery through all of our other offerings.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost, performance gains and improved returns on their investments. Our clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive new innovation in business process automation.

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

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our progress will be our ability to attract, retain, develop and motivate associates. In the latter part of 2008, we rolled out a talent management initiative that included a new performance management program and a comprehensive personal development training curriculum. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

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

•

Best Practice Research: Empirically-based research and insight derived from Hackett benchmark, performance and transformation studies. Our research provides detailed insights into the most significant proven approaches in use at world-class organizations that yield superior business results.

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

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 2,800 organizations globally. This includes 97% of the Dow Jones Industrials, 84% of the Fortune 100, 80% of the DAX 30 and 49% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 1,900 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

Through Archstone, we offer services which specialize in industry supply chain and procurement consulting and advisory competencies.

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

See Note 1 and Note 16 in the notes to the consolidated financial statements regarding segment reporting and geographic and service group information.

CLIENTS

We focus on long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2010 and 2009, our ten most significant clients accounted for approximately 26% and 28% of revenue, respectively, and one client generated 4% and 6% of total revenue, respectively. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. Our Hackett and BPI message have remained the central focus of our marketing and communications programs in 2010 which helped to expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. For our HTS groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

We have organized our market focus into the following categories:

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

As of December 31, 2010, we had approximately 854 associates, approximately 78% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France our associates enjoy the benefit of certain government mandated regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time we also engage consultants as independent contractors.

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

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•	number, size, timing and scope of client engagements;

•	customer concentration;

•	long and unpredictable sales cycles;

•	contract terms of client engagements;

•	degrees of completion of client engagements;

•	client engagement delays or cancellations;

•	competition for and utilization of employees;

•	how well we estimate the resources and effort we need to complete client engagements;

•	the integration of acquired businesses;

•	pricing changes in the industry;

•	economic conditions specific to business and information technology consulting; and

•	global economic conditions.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2010, our ten largest clients accounted for approximately 26% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to successfully integrate businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

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

In addition, our Board of Directors has adopted a shareholder rights plan. Subject to certain exceptions, in the event that a person or group in the future becomes the beneficial owner of 15% or more of our common stock (or in the case of Liberty Wanger Asset Management, L.P. (now known as Columbia Wanger Asset Management, L.P.) and its affiliates 20%), or commences, or publicly announces, an intention to commence a tender or exchange offer which would result in its ownership of 15% or more of our outstanding common stock, then the rights issued to our shareholders in connection with this plan will allow our shareholders to purchase shares of our common stock at 50% of its then current market value. In addition, if we are acquired in a merger, or 50% or more of our assets are sold in one or more related transactions, our shareholders would have the right to purchase the common stock of the acquiring company at half the then current market price of such common stock.

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

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2015. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Almere, Paris, Hyderabad and Sydney. As of December 31, 2010, we had operating leases that extend through December 2016. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

	High	Low
2010
Fourth Quarter	$4.30	$3.35
Third Quarter	$4.49	$2.70
Second Quarter	$3.79	$2.65
First Quarter	$3.01	$2.28

2009
Fourth Quarter	$3.79	$2.60
Third Quarter	$3.28	$2.25
Second Quarter	$2.63	$1.97
First Quarter	$3.42	$1.78

The closing sale price for the common stock on March 7, 2011 was $3.76.

As of March 7, 2011, there were approximately 323 holders of record of our common stock and 41,388,838 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2011 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 30, 2005 with the NASDAQ Composite Index and two different peer group indices, the “Old Peer Group” and the “New Peer Group.” The Old Peer Group includes BearingPoint Inc., Diamond Management & Technology Consultants, eLoyalty Corporation, Sapient Corp and Technology Solutions Company. The New Peer Group includes Edgewater Technology, Inc., eLoyalty Corporation, FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company. The Company has elected to change its peer group because it believes the companies included in the New Peer Group better reflect the Company’s business and therefore, provide a more meaningful comparison of stock performance.

	12/30/05	12/29/06	12/28/07	1/2/09	1/1/10	12/30/10

The Hackett Group, Inc.	$100.00	$72.47	$106.35	$67.53	$65.41	$82.59
NASDAQ Composite	$100.00	$111.16	$124.64	$69.33	$101.32	$125.99
New Peer Group	$100.00	$108.07	$128.42	$76.34	$67.83	$68.40
Old Peer Group	$100.00	$107.52	$77.08	$27.99	$51.21	$77.39

Company Dividend Policy

We have not paid any cash dividends on our common stock, nor do we expect to pay any in the foreseeable future.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. As of December 31, 2010, the cumulative authorization was for up to $70.0 million, with approximately $4.5 million available for future purchases. In 2010, we repurchased approximately $6.1 million of our common stock. This brings our cumulative purchases under the plan to $65.5 million.

All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended December 31, 2010:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of January 1, 2010	—	$—	—	$578,515
January 2, 2010 to October 1, 2010	1,196,919	$3.08	1,196,919	$6,886,195	*
October 2, 2010 to October 29, 2010	—	$—	—	$6,886,195
October 30, 2010 to November 26, 2010	276,201	$3.63	276,201	$5,883,508
November 27, 2010 to December 31, 2010	388,358	$3.53	388,358	$4,513,383

	1,861,478	$3.26	1,861,478

*	During the year ended December 31, 2010, our Board of Directors approved an additional $10.0 million to our share repurchase program, thereby increasing the authorization to $70.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth selected financial information for Hackett as of and for each of the years in the five-year period ended December 31, 2010, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Revenue before reimbursements	$180,899	$129,019	$173,217	$158,973	$162,167
Reimbursements	20,449	13,681	18,884	18,035	18,388

Total revenue (1)	201,348	142,700	192,101	177,008	180,555
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	112,692	84,407	96,844	91,853	96,637
Reimbursable expenses	20,449	13,681	18,884	18,035	18,388

Total cost of service	133,141	98,088	115,728	109,888	115,025
Selling, general and administrative costs	55,755	46,215	58,474	60,746	63,518
Restructuring costs	—	5,437	—	—	6,313
Collections from misappropriation, net	—	—	—	(2,574)	341

Total costs and operating expenses	188,896	149,740	174,202	168,060	185,197

Income (loss) from operations	12,452	(7,040)	17,899	8,948	(4,642)
Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	1,727	—	—	—	—
Interest income, net	22	51	442	775	507
Loss on marketable investments	—	(35)	—	(450)	—

Income (loss) before income taxes	14,201	(7,024)	18,341	9,273	(4,135)
Income tax (benefit) expense	(26)	(212)	465	278	913

Net income (loss)	$14,227	$(6,812)	$17,876	$8,995	$(5,048)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.35	$(0.18)	$0.44	$0.20	$(0.11)
Weighted average common shares outstanding	40,349	38,240	40,471	44,127	44,653

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.34	$(0.18)	$0.43	$0.20	$(0.11)
Weighted average common and common equivalent shares outstanding	42,372	38,240	41,498	44,978	44,653

Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,337	$15,004	$32,060	$20,061	$8,832
Marketable investments	$—	$—	$1,727	$7,032	$10,753
Restricted cash	$1,610	$1,475	$600	$600	$600
Working capital	$27,243	$11,435	$24,301	$25,397	$26,761
Total assets	$150,801	$136,535	$133,664	$135,459	$133,266
Shareholders’ equity	$113,240	$98,252	$93,917	$98,819	$98,455

(1)	In November 2009, we acquired Archstone. As a result of the acquisition, total revenue included $5.6 million in the 2009 results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 5,000 benchmark studies over 18 years at over 2,800 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation (with primary focus on strategy and operations improvement in supply chain, procurement, finance, enterprise performance management, human resources, information technology, and working capital management) and technology solutions, with corresponding offshore support.

In the following discussion, “Hackett” represents our total company, “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups, and “Hackett Technology Solutions” encompasses our technology groups, including SAP, Oracle and Oracle EPM.

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

Revenue Recognition

Our revenue is principally derived from fees for services generated on a project-by-project basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

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

Revenue from advisory services is recognized ratably over the life of the agreements.

Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

Additionally, we earn revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with FASB ASC Topic 985, Software. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.

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

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenue.

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

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

Goodwill and Other Intangible Assets

All of our goodwill and intangible assets have been accounted for under the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350-20 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under the provisions of ASC 350-30. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, we make assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. As of December 31, 2010, none of our reporting units were at risk of failing step one, as pursuant to ASC 350.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with ASC 350. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Stock Based Compensation

We record stock based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), using the modified-prospective-transition method.

ASC 718 requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow.

ASC 718 provides an alternative transition method of calculating the excess tax benefits available to absorb any tax deficiencies recognized which we have elected to adopt.

Restructuring Reserves

Restructuring reserves reflect judgments and estimates of our ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under our operating leases, including sublease rental rates, absorption period to sublease space and other related costs. We reassess the reserve requirements to complete each individual plan under our restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from our estimates, we may be required to record additional charges.

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

In accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”), we adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We report penalties and tax-related interest expense as a component of income tax expense.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2010, 2009 and 2008 ended on December 31, 2010, January 1, 2010 and January 2, 2009, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Year Ended
	December 31, 2010		January 1, 2010		January 2, 2009
Revenue:
Revenue before reimbursements	$180,899	89.9%	$129,019	90.4%	$173,217	90.2%
Reimbursements	20,449	10.1%	13,681	9.6%	18,884	9.8%

Total revenue	201,348	100.0%	142,700	100.0%	192,101	100.0%

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	112,692	56.0%	84,407	59.1%	96,844	50.4%
Reimbursable expenses	20,449	10.1%	13,681	9.6%	18,884	9.8%

Total cost of service	133,141	66.1%	98,088	68.7%	115,728	60.2%

Selling, general and administrative costs	55,755	27.7%	46,215	32.4%	58,474	30.4%
Restructuring costs	—	0.0%	5,437	3.8%	—	0.0%

Total costs and operating expenses	188,896	93.8%	149,740	104.9%	174,202	90.6%

Income (loss) from operations	12,452	6.2%	(7,040)	-4.9%	17,899	9.4%

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	1,727	0.9%	—	0.0%	—	0.0%
Interest income, net	22	0.0%	51	0.0%	442	0.2%
Loss on marketable investments	—	0.0%	(35)	0.0%	—	0.0%

Income (loss) before income taxes	14,201	7.1%	(7,024)	-4.9%	18,341	9.6%
Income tax (benefit) expense	(26)	0.0%	(212)	-0.1%	465	0.2%

Net income (loss)	$14,227	7.1%	$(6,812)	-4.8%	$17,876	9.4%

Comparison of 2010 to 2009

Overview. We reported net income of $14.2 million in 2010, primarily driven by improved U.S. customer demand which generated higher consultant utilization and operating margin improvements, and from the incremental operating margin contribution resulting from the Archstone Consulting (“Archstone”) acquisition completed in November 2009. We reported a net loss of $6.8 million in 2009, primarily related to acquisition-related restructuring charges and other one-time costs that were incurred as a result of the Archstone acquisition, as well as the negative impact of the global recession on client demand.

Revenue. We are a global Company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuation did not have a significant impact on comparisons between 2010 and 2009.

Hackett revenue increased 41% in 2010 as compared to 2009. The following table summarizes revenue (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010

The Hackett Group	$144,884	$102,055
Hackett Technology Solutions	56,464	40,645

Total revenue	$201,348	$142,700

Hackett Group revenue increased 42% to $144.9 million in 2010, as compared to $102.1 million in 2009. The increase in The Hackett Group revenue was primarily as a result of the Archstone acquisition which closed in November 2009.

The Hackett Group’s international revenue accounted for 21% of the Hackett Group’s total revenue in 2010, as compared to 25% in 2009. The decrease is mostly a result Archstone revenue, which is primarily a U.S.-based business, and from continuing weakness in European client demand.

The Hackett Technology Solutions group revenue increased 39% to $56.5 million in 2010, as compared to $40.6 million in 2009. The increase in Hackett Technology Solutions revenue was due to increased demand across all service groups.

Reimbursements as a percentage of revenue were comparable at 10% during 2010 and 2009. In 2010, no customer’s revenue accounted for more than 5% of our total revenue and in 2009 one customer had revenue which accounted for 6% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 34% to $112.7 million in 2010 from $84.4 million in 2009. The increase in cost of service before reimbursable expenses was primarily due to the Archstone acquisition, as well as increased hiring activities commensurate with the increased U.S. market demand.

Total cost of service as a percentage of total revenue decreased to 66% in 2010 from 69% in 2009. This decrease was primarily due to improved consultant utilization across our service groups. The Hackett Group total revenue generated gross margins of 37% in 2010, compared to Hackett Technology Solutions which generated gross margins of 30% for the same period. On a net revenue basis, or revenue before reimbursements, The Hackett Group generated gross margins of 41% in 2010, as compared to 43% in 2009. This decrease was primarily driven by Archstone, which generated lower gross margins. Hackett Technology Solutions generated gross margins on a net revenue basis of 34%, as compared to 20% in 2009. Hackett Technology Solutions margins increased from 2009, which was adversely impacted by the global economic environment, as well as the impact of losses recognized on a fixed price technology implementation project.

Selling, General and Administrative. Selling, general and administrative costs increased 21% to $55.8 million in 2010 from $46.2 million in 2009. The increase was primarily due to higher 2010 incentive compensation accruals and incremental expenses resulting from the Archstone acquisition. As a percentage of revenue, selling, general and administrative costs decreased to 28% in 2010 from 32% in 2009, primarily due to the effective back-office integration of the Archstone acquisition.

Restructuring Costs. There were no restructuring costs incurred in 2010. Restructuring costs of $5.4 million in 2009 were primarily comprised of $5.9 million resulting from the November acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities, and the related exit costs of those facilities and severance costs.

Income Taxes. In 2010, we recorded an income tax benefit of $26 thousand, which represented an effective tax rate benefit of 0.2% of our income before income tax. In 2009, we recorded an income tax benefit of $212 thousand, which represented an effective tax rate of 3.0% of our loss before income tax.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We have approximately $47.8 million of U.S. federal net operating loss carryforwards as of December 31, 2010, most of which will expire by 2022 if not utilized. A valuation allowance has been provided primarily for all net operating loss carryforwards. Additionally, as of December 31, 2010, we had approximately $14.0 million of foreign net operating loss carryforwards, of which $6.4 million related to operations in the U.K., $3.1 million related to operations in France and $2.4 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. (See Note 9 in the notes to the consolidated financial statements.)

Comparison of 2009 to 2008

Overview. Our results of operations in 2009 were adversely impacted by the global recessionary economic environment. Despite our offerings being well aligned with the pressure that all organizations faced to reduce costs and optimize cash balances, during the year we experienced delays in client decision-making and protracted sales cycles as clients rapidly reduced all of their discretionary spending. Throughout 2009, we counteracted the economic slowdown with cost saving actions which better aligned our resources to client demand. The economic environment drove lower client demand which resulted in lower revenue and operating profit when compared to our 2008 results.

We reported a net loss of $6.8 million in 2009, as compared to net income of $17.9 million in 2008, which primarily resulted from a decline in revenue as compared to 2008, and acquisition-related restructuring charges and other one-time costs that were incurred as a result of the Archstone acquisition which closed in November 2009. The acquisition-related costs were primarily due to the rationalization of lease obligations and integration-related severance costs. Additionally, our results were unfavorably impacted due to losses recognized on a fixed price technology implementation project.

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

Revenue decreased 26%, or 25% in constant currency, to $142.7 million in 2009 from $192.1 million in 2008. The Hackett Group revenue decreased 22%, or 20% in constant currency, to $102.1 million in 2009, as compared to $130.8 million in 2008. The decrease in The Hackett Group revenue was mostly a result of delays in client decision-making and protracted sales cycles, both domestically and internationally, which negatively impacted revenue in 2009 when compared to 2008. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, represented 35%, or 36% in constant currency, of The Hackett Group’s total revenue in 2009, as compared to 38% in 2008.

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

Total cost of service as a percentage of revenue increased to 69% in 2009 from 60% in 2008. This increase was primarily due to the decreases in revenue as previously discussed. The Hackett Group generated gross margins of 39% in 2009, compared to Hackett Technology Solutions which generated gross margins of 18% for the same period. On a net revenue, or revenue before reimbursements basis, The Hackett Group generated gross margins as a percentage of revenue of 43% in 2009, compared to Hackett Technology Solutions which generated gross margins as a percentage of net revenue of 20% for the same period.

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

Restructuring Costs. Restructuring costs of $5.4 million in 2009 were primarily comprised of $5.9 million resulting from the November acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities, and the related exit costs of those facilities and severance costs. No restructuring costs were incurred in 2008.

Income Taxes. In 2009, we recorded an income tax benefit of $212 thousand, which represented an effective tax rate of 3.0% of our loss before income tax. In 2008, we recorded income tax expense of $465 thousand, which represented an effective tax rate of 2.5% of our income before income tax.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We had approximately $53.5 million of U.S. federal net operating loss carryforwards as of January 1, 2010, most of which will expire by 2022 if not utilized. A valuation allowance has been provided primarily for all net operating loss carryforwards. Additionally, as of January 1, 2010, we had approximately $14.8 million of foreign net operating loss carryforwards, of which $7.1 million related to operations in the U.K. and $2.4 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. (See Note 9 in the notes to the consolidated financial statements.)

Liquidity and Capital Resources

As of December 31, 2010 and January 1, 2010, we had $25.3 million and $15.0 million of cash and cash equivalents, respectively. As of December 31, 2010 and January 1, 2010, we had $1.6 million and $1.5 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010
Operating activity cash flows	$19,536	$(8,638)
Investing activity cash flows	$(3,616)	$828
Financing activity cash flows	$(5,626)	$(9,431)

Net cash provided by operating activities was $19.5 million in 2010, as compared to net cash used in operating activities of $8.6 million in 2009. During 2010, net cash provided by operating activities was primarily attributable to net income, non-cash items including depreciation, amortization and stock compensation expense and the timing of other vendor payments, partially offset by increased accounts receivable and unbilled revenue.

During 2009, net cash used in operating activities was primarily attributable to the payout of 2008 incentive compensation awards of $8.5 million and the timing of other vendor payments and payroll cycles, partially offset by collections of accounts receivable.

Net cash used in investing activities was $3.6 million in 2010, as compared to net cash provided by $0.8 million in 2009. During 2010, net cash used in investing activities was primarily attributable to $3.5 million of capital expenditures.

During 2009, net cash provided by investing activities was primarily attributable to $3.0 million of cash acquired in the acquisition of Archstone and $1.7 million of redemptions from Bank of America’s Columbia Strategic Cash Portfolio. These increases in cash were offset by $3.0 million of capital expenditures and $0.9 million of increased restricted cash.

Net cash used in financing activities was $5.6 million in 2010, as compared to $9.4 million in 2009. During 2010, net cash used in financing activities was primarily attributable to the repurchase of 1.9 million shares of our common stock at an average price of $3.26 per share for $6.1 million.

During 2009, net cash used in financing activities was primarily attributable to the repurchase of 2.6 million shares of our common stock at an average price of $2.43 per share for $6.4 million. Additionally, $3.5 million was used for the payoff of the debt facility acquired with Archstone.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional aggregate $65.0 million of our common stock, thereby increasing the total program size to $70.0 million as of December 31, 2010. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2010, we had repurchased 18.8 million shares of our common stock at an average price of $3.48 per share. We hold repurchased shares of our common stock as treasury stock on our consolidated balance sheets.

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

There were no material capital commitments as of December 31, 2010. The following summarizes our future lease commitments under our non-cancelable operating leases as of December 31, 2010 (in thousands):

Less than 1 year	$3,320
1-3 years	2,551
4-5 years	1,748
After 5 years	426

$8,045

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see “Item 8, Financial Statements and Supplementary Data” in Part II of this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A, Risk Factors” in Part I of this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Certified Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2010 and January 1, 2010	27

Consolidated Statements of Operations for the Years Ended December 31, 2010, January 1, 2010 and January 2, 2009	28

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, January 1, 2010 and January 2, 2009	29

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, January 1, 2010 and January 2, 2009	30

Notes to Consolidated Financial Statements	31

Schedule II - Valuation and Qualifying Accounts and Reserves	49

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (formerly Answerthink, Inc., prior to January 1, 2008) as of December 31, 2010 and January 1, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at December 31, 2010 and January 1, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Miami, Florida

March 10, 2011

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	January 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$25,337	$15,004
Accounts receivable and unbilled revenue, net of allowance of $1,486 and $1,354 at December 31, 2010 and January 1, 2010, respectively	31,580	28,653
Prepaid expenses and other current assets	5,056	2,683

Total current assets	61,973	46,340

Restricted cash	1,610	1,475
Property and equipment, net	8,816	7,137
Other assets	2,779	4,871
Goodwill, net	75,623	76,712

Total assets	$150,801	$136,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,590	$3,674
Accrued expenses and other liabilities	29,140	31,231

Total current liabilities	34,730	34,905
Accrued expenses and other liabilities, non-current	2,831	3,378

Total liabilities	37,561	38,283

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,099,198 and 57,652,536 shares issued at December 31, 2010 and January 1, 2010, respectively	60	57
Additional paid-in capital	308,598	301,366
Treasury stock, at cost, 18,838,310 and 16,976,832 shares at December 31, 2010 and January 1, 2010, respectively	(65,489)	(59,423)
Accumulated deficit	(124,898)	(139,125)
Accumulated other comprehensive loss	(5,031)	(4,623)

Total shareholders’ equity	113,240	98,252

Total liabilities and shareholders’ equity	$150,801	$136,535

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Revenue:
Revenue before reimbursements	$180,899	$129,019	$173,217
Reimbursements	20,449	13,681	18,884

Total revenue	201,348	142,700	192,101
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,340, $2,204 and $1,234 of stock compensation expense in 2010, 2009 and 2008, respectively)	112,692	84,407	96,844
Reimbursable expenses	20,449	13,681	18,884

Total cost of service	133,141	98,088	115,728
Selling, general and administrative costs (includes $1,961, $800 and $2,824 of stock compensation expense in 2010, 2009 and 2008, respectively)	55,755	46,215	58,474
Restructuring costs	—	5,437	—

Total costs and operating expenses	188,896	149,740	174,202

Income (loss) from operations	12,452	(7,040)	17,899

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	1,727	—	—
Interest income	22	51	442
Loss on marketable investments	—	(35)	—

Income (loss) before income taxes	14,201	(7,024)	18,341
Income tax (benefit) expense	(26)	(212)	465

Net income (loss)	$14,227	$(6,812)	$17,876

Basic net income (loss) per common share:
Net income (loss) per common share	$0.35	$(0.18)	$0.44
Weighted average common shares outstanding	40,349	38,240	40,471

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.34	$(0.18)	$0.43
Weighted average common and common equivalent shares outstanding	42,372	38,240	41,498

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

							Accumulated
			Additional				Other	Total	Comprehensive
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders’	Income
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity	(Loss)
Balance at December 28, 2007	52,762	$53	$281,627	(9,883)	$(33,940)	$(150,189)	$1,268	$98,819
Issuance of common stock	646	—	757	—	—	—	—	757
Treasury stock purchased	—	—	—	(4,469)	(19,101)	—	—	(19,101)
Issuance of restricted stock units, net of cancellations	—	—	(23)	—	—	—	—	(23)
Stock compensation expense under ASC 718	—	—	60	—	—	—	—	60
Amortization of restricted stock units	—	—	3,233	—	—	—	—	3,233
Net income	—	—	—	—	—	17,876	—	17,876	$17,876
Foreign currency translation	—	—	—	—	—	—	(7,704)	(7,704)	(7,704)

Total comprehensive income	—	—	—	—	—	—	—	—	$10,172

Balance at January 2, 2009	53,408	$53	$285,654	(14,352)	$(53,041)	$(132,313)	$(6,436)	$93,917
Issuance of common stock	4,245	4	13,232	—	—	—	—	13,236
Treasury stock purchased	—	—	—	(2,625)	(6,382)	—	—	(6,382)
Issuance of restricted stock units, net of cancellations	—	—	(574)	—	—	—	—	(574)
Stock compensation expense under ASC 718	—	—	1	—	—	—	—	1
Amortization of restricted stock units	—	—	3,053	—	—	—	—	3,053
Net loss	—	—	—	—	—	(6,812)	—	(6,812)	$(6,812)
Foreign currency translation	—	—	—	—	—	—	1,813	1,813	1,813

Total comprehensive loss	—	—	—	—	—	—	—	—	$(4,999)

Balance at January 1, 2010	57,653	$57	$301,366	(16,977)	$(59,423)	$(139,125)	$(4,623)	$98,252
Issuance of common stock	2,446	3	4,452	—	—	—	—	4,455
Treasury stock purchased	—	—	—	(1,861)	(6,066)	—	—	(6,066)
Issuance of restricted stock units, net of cancellations	—	—	(653)	—	—	—	—	(653)
Amortization of restricted stock units	—	—	3,433	—	—	—	—	3,433
Net income	—	—	—	—	—	14,227	—	14,227	$14,227
Foreign currency translation	—	—	—	—	—	—	(408)	(408)	(408)

Total comprehensive income	—	—	—	—	—	—	—	—	$13,819

Balance at December 31, 2010	60,099	$60	$308,598	(18,838)	$(65,489)	$(124,898)	$(5,031)	$113,240

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Cash flows from operating activities:
Net income (loss)	$14,227	$(6,812)	$17,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,837	1,862	2,052
Amortization expense	1,960	1,058	732
Provision for doubtful accounts	157	93	145
Loss (gain) on foreign currency transactions	382	610	(2,250)
Non-cash acquisition earn-out shares and re-measurement gain	(1,727)	—	—
Non-cash stock compensation expense	4,301	3,004	4,058
Loss (gain) on sale of property and equipment	—	46	(23)
Loss on marketable investments	—	35	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(3,667)	4,745	5,495
(Increase) decrease in prepaid expenses and other assets	(2,319)	702	(1,191)
Increase (decrease) in accounts payable	1,915	(2,061)	(259)
Increase (decrease) in accrued expenses and other liabilities	2,470	(11,920)	834

Net cash provided by (used in) operating activities	19,536	(8,638)	27,469

Cash flows from investing activities:
Purchases of property and equipment	(3,481)	(2,989)	(2,188)
Proceeds from sales of property and equipment	—	—	23
Increase in restricted cash	(135)	(875)	—
Proceeds from sales, calls and maturities of marketable investments	—	1,692	5,305
Cash acquired in acquisition of business	—	3,000	—

Net cash (used in) provided by investing activities	(3,616)	828	3,140

Cash flows from financing activities:
Repayment of borrowings acquired in acquisition	—	(3,459)	—
Proceeds from issuance of common stock	440	410	757
Repurchases of common stock	(6,066)	(6,382)	(19,101)

Net cash used in financing activities	(5,626)	(9,431)	(18,344)

Effect of exchange rate on cash	39	185	(266)

Net increase (decrease) in cash and cash equivalents	10,333	(17,056)	11,999
Cash and cash equivalents at beginning of year	15,004	32,060	20,061

Cash and cash equivalents at end of year	$25,337	$15,004	$32,060

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$255	$364	$461

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers of Archstone Consulting	$4,032	$12,087	$—

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 160, Consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2010, 2009 and 2008 ended on December 31, 2010, January 1, 2010 and January 2, 2009, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments. All of the Company’s non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Restricted cash in 2010 and 2009 related to deposits with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectibility of the accounts receivable. Management also critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the statements of operations.

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

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

Goodwill and Other Intangible Assets

All of the Company’s goodwill and intangible assets have been accounted for under the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350-20 requires that goodwill and intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under the provisions of ASC 350-30. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, the Company makes assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2010 and 2009 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

	The Hackett Group	Hackett Technology Solutions	Total
Balance at January 2, 2009	$32,283	$31,333	$63,616
Additions (see Note 2)	11,744	—	11,744
Foreign currency translation adjustment	1,352	—	1,352

Balance at January 1, 2010	45,379	31,333	76,712
Additions/adjustments (see Note 2)	(358)	—	(358)
Foreign currency translation adjustment	(731)	—	(731)

Balance at December 31, 2010	$44,290	$31,333	$75,623

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable in accordance with ASC 350. If an evaluation is required, the estimated future

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 31, 2010	January 1, 2010
Gross carrying amount	$10,847	$10,847
Less accumulated amortization	(8,414)	(6,438)

	$2,433	$3,786

Revenue Recognition

Revenue is principally derived from fees for services generated on a project-by-project basis in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenue for time and materials contracts is recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and is recognized in the period in which services are performed.

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays for reimbursable expenses. There are situations where the number of hours to complete projects may exceed the original estimate. These increases can be as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If the Company estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenue that will be generated by the contract and are included in total cost of service.

Revenue from advisory services is recognized ratably over the life of the agreements.

Revenue for contracts with multiple elements is allocated based on the fair value of the elements and is recognized in accordance with FASB Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

Additionally, the Company earns revenue from the sale of software, software licenses and maintenance contracts, which is recognized in accordance with FASB ASC Topic 985, Software. Revenue for the sale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Unbilled revenue represents revenue for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage its projects properly within the planned periods of time, or does not meet clients expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such reductions in margins or contract losses could be material to the Company’s results of operations.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact on revenue.

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

Stock Based Compensation

The Company records stock based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), using the modified-prospective-transition method.

ASC 718 requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). ASC 718 also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow.

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

In accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”), the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports penalties and tax-related interest expense as a component of income tax expense.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. With regard to restricted stock units issued to employees, the calculation includes only the vested portion of such stock. Net income per share, assuming dilution, is computed by dividing the net income by the weighted average number of common shares outstanding, and will increase by the assumed conversion of other potentially dilutive securities during the period.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

The following table reconciles basic and dilutive weighted average shares:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009

Basic weighted average common shares outstanding	40,348,749	38,240,460	40,471,451

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	1,531,367	—	913,019
Common stock issuable upon the exercise of stock options	41,822	—	113,325
Acquisition-related unregistered shares held in escrow	450,300	—	—

Dilutive weighted average common shares outstanding	42,372,238	38,240,460	41,497,795

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	616,435	—
Common stock issuable upon the exercise of stock options	—	22,980	—
Acquisition-related unregistered shares held in escrow	—	150,100	—

	—	789,515	—

There were approximately 1.0 million, 1.1 million, and 1.3 million shares of common stock excluded from the above reconciliation for the years ended 2010, 2009, and 2008, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities.

As of January 2, 2009, the Company had a net balance of $1.7 million invested in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”) which was closed to redemptions and new investors as of December 2007. The balance was fully redeemed in 2009. As of December 31, 2010 and January 1, 2010, there was no balance on the consolidated balance sheets.

As of December 31, 2010 and January 1, 2010, the fair value of all financial instruments approximated their carrying value due to the short-term nature and maturity of these instruments.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2010 and 2008, no customer accounted for more than 5% of total revenue and in 2009, one customer accounted for 6% of total revenue.

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

Other Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, and cumulative currency translation adjustments.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Translation of Non-U.S. Currency Amounts

The assets and liabilities held by the Company’s foreign entities that have a functional currency other than the U.S. Dollar are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net income (loss).

Segment Reporting

The Company reports business segment information under the provisions of FASB ASC Topic 280, Segment Reporting (“ASC 280”). In accordance with ASC 280, the Company engages in business activities in one operating segment, which provides business and technology consulting services.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however, early adoption is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends FASB ASC Topic 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2010-28 will have on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company is currently evaluating the impact that the adoption of ASU 2010-29 will have on its consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

2. Acquisitions and Investing Activities

Effective November 9, 2009, the Company acquired Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) under which the Company purchased from Archstone, Archstone Consulting UK Limited and Archstone Consulting BV (the “Sellers”) the assets used in connection with Archstone’s consulting business. The results of Archstone’s operations have been included in the Company’s consolidated financial statements since November 10, 2009.

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

The acquisition of Archstone was accounted for in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”). The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares were subject to an earn-out based on revenue achieved in 2010. The value of the unregistered shares was determined as $3.48 per share, the closing value of the Hackett’s common stock on the effective date of acquisition. The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands, except price per share):

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

The acquired intangible assets with definite lives are amortized over periods ranging from 2 years to 5 years. The following table presents the intangible assets acquired from Archstone as of December 31, 2010 and January 1, 2010:

Category	Amount (in thousands)	Weighted Average Useful Life (in years)
Customer base	$3,028	2.92
Customer backlog	983	0.58
Tradename	160	1.01

	$4,171	2.30

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

On the acquisition date, the Company recorded a liability for the 1,655,000 earn-out unregistered shares based on the closing price on the date of acquisition. Based on actual net revenue achievements in 2009 and the 2010 annual planning process presented to the Company’s Board of Directors, which is also the basis for performance compensation, as of January 1, 2010 the Company estimated that the $45.0 million revenue target would be met by Archstone.

On May 11, 2010, prior to the end of the earn-out measurement period, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 shares of the total 1,655,000 shares of common stock to be deemed earned, and therefore, 220,000 shares were forfeited by the Sellers. As a result of the fluctuation in the Company’s share price and in accordance with ASC 805, the Company recorded a $1.7 million non-cash re-measurement gain during the year ended December 31, 2010 in the consolidated statement of operations.

As a result of the acquisition, the Company recorded $261 thousand of acquisition-related costs which were included in selling, general and administrative costs in the consolidated statements of operations for the year ended January 1, 2010.

In addition, the Company issued 941 thousand unregistered shares to former Archstone executives as new employees of the Company that will vest over a two to five year period and are contingent on continued employment. The aggregate grant date fair value of these awards is $3.5 million. The fair value of these shares is accounted for as compensation expense over the vesting periods.

The Company includes its acquired intangible assets with definite lives in other assets, net in the accompanying consolidated balance sheets. As of December 31, 2010 and January 1, 2010, intangible assets totaled $2.4 million and $4.4 million, respectively, which is net of accumulated amortization of $12.3 million and $10.3 million, respectively, and foreign currency fluctuations for intangible assets denominated in the British Pound. All of the Company’s intangible assets are expected to be fully amortized by the end of 2014. The estimated future amortization expense of intangible assets as of December 31, 2010 is as follows: $0.8 million in 2011, $0.5 million in 2012, $0.6 million in 2013 and $0.5 million in 2014.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurement

The Company records its assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used to measure fair value:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of December 31, 2010 and January 1, 2010 the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, leases and accrued expenses and other liabilities, approximated the respective fair value due to the short-term nature and maturity of these instruments.

As of January 2, 2009, the Company had an investment in Bank of America’s Columbia Strategic Cash Portfolio (“Portfolio”). The Portfolio units were no longer trading and, therefore, had little or no observable market data. During 2009, the Company’s remaining balance in the Portfolio was redeemed and as a result the Company recorded an additional loss on the marketable investments of $35 thousand. Based on the valuation methodology used to determine the fair value, the Company categorized the Portfolio as a Level 3 financial asset.

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 31, 2010	January 1, 2010
Accounts receivable	$22,115	$22,340
Unbilled revenue	10,951	7,667
Allowance for doubtful accounts	(1,486)	(1,354)

	$31,580	$28,653

Accounts receivable as of December 31, 2010 and January 1, 2010, is net of uncollected advanced billings. Unbilled revenue as of December 31, 2010 and January 1, 2010, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31, 2010	January 1, 2010
Equipment	$10,667	$10,626
Software	15,836	12,824
Leasehold improvements	1,654	1,654
Furniture and fixtures	940	677
Automobile	26	33

	29,123	25,814
Less accumulated depreciation	(20,307)	(18,677)

	$8,816	$7,137

Depreciation expense for the years ended December 31, 2010, January 1, 2010, and January 2, 2009 was $1.8 million, $1.9 million, and $2.1 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31, 2010	January 1, 2010
Accrued compensation and benefits	$5,610	$4,994
Accrued bonuses	9,354	2,049
Accrued restructuring related expenses	1,732	5,296
Deferred revenue	6,716	6,800
Accrued sales, use, franchise and VAT tax	1,802	1,736
Contingent consideration for earn-out shares	—	5,759
Other accrued expenses	3,926	4,597

Current accrued expenses and other liabilities	$29,140	$31,231
Accrued restructuring related expenses - non-current	265	1,836
Other accrued expenses - non-current	2,566	1,542

Non-current accrued expenses and other liabilities	2,831	3,378

Total accrued expenses and other liabilities	$31,971	$34,609

7. Restricted Cash

As of December 31, 2010 and January 1, 2010, the Company had $1.6 million and $1.5 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements.

8. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2016. Rent expense, net of subleases for the years ended December 31, 2010, January 1, 2010, and January 2, 2009 was $1.8 million, $1.7 million and $1.8 million, respectively.

Future minimum lease commitments and sublease receipts under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

	Rental Payments	Sublease Receipts
2011	$3,320	$474
2012	1,444	—
2013	1,107	—
2014	991	—
2015	757	—
Thereafter	426	—

Total	$8,045	$474

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2006. All significant state, local and foreign matters have been concluded for years through 2006.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Continued)

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Domestic	$14,204	$(325)	$14,967
Foreign	(3)	(6,699)	3,374

Income (loss) before income taxes	$14,201	$(7,024)	$18,341

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Current tax (benefit) expense
Federal	$(191)	$(294)	$278
State	239	72	164
Foreign	(74)	10	23

	(26)	(212)	465

Deferred tax (benefit) expense
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Income tax (benefit) expense	$(26)	$(212)	$465

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
U.S statutory income tax expense (benefit) rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	1.1	0.7	0.6
Valuation allowance (reduction)	(36.7)	15.4	(32.8)
Meals and entertainment	1.5	2.5	1.1
Intangible amortization	0.7	1.6	0.7
Foreign exchange loss (gain)	0.4	3.7	(5.4)
Other, net	(2.2)	8.1	3.3

Effective tax rate	(0.2)%	(3.0)%	2.5%

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	December 31, 2010	January 1, 2010
Deferred income tax assets:
Purchased research and development	$184	$290
Allowance for doubtful accounts	587	535
Net operating loss and tax credits carryforward	23,910	26,587
Accrued expenses and other liabilities	5,694	6,218

	30,375	33,630
Valuation allowance	(21,337)	(26,545)

	9,038	7,085

Deferred income tax liabilities:
Depreciation and amortization	(2,002)	(1,073)
Tax over book amortization on goodwill	(6,883)	(5,502)
Other items	(153)	(510)

	(9,038)	(7,085)

Net deferred income tax asset (liability)	$—	$—

As of December 31, 2010, the Company had approximately $47.8 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which expire by 2022 if not utilized. Additionally, at December 31, 2010, the Company had approximately $14.0 million of foreign net operating loss carryforwards, of which approximately $6.4 million related to operations in the UK, $3.1 million related to operations in France and $2.4 million related to operations in Germany. Most of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 31, 2010 and January 1, 2010, the Company had established a valuation allowance of approximately $21.3 million and $26.5 million, respectively, to reduce deferred income tax assets primarily related to net operating loss and tax credit carryforwards.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 31, 2010, January 1, 2010 and January 2, 2009 the total amount of accrued income tax-related interest and penalties was $170 thousand, $170 thousand and $254 thousand, respectively.

In accordance with ASC 740-10, the Company prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Continued)

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended December 31, 2010 and January 1, 2010 (in thousands):

	December 31, 2010	January 1, 2010
Beginning balance	$370	$768
Additions	—	6
Reduction due to lapse of applicable statute of limitations	(185)	(221)
Other	(15)	(183)

Ending balance	$170	$370

As of December 31, 2010 and January 1, 2010, the ASC 740-10 liability of $170 thousand and $370 thousand, respectively, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 31, 2010 and January 1, 2010 of $170 thousand and $370 thousand, respectively, would have a favorable impact on the effective tax rate in future periods.

10. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended December 31, 2010 was $4.3 million. The number of shares available for future issuance under the plans as of December 31, 2010 were 8,168,915. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

Stock option activity under the Company’s stock option plans for the year ended December 31, 2010 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	1,202,380	$5.88
Exercised	(17,553)	2.68
Forfeited or expired	(202,499)	7.45

Outstanding as of December 31, 2010	982,328	$5.62	$2.59	$173,214

Exercisable at December 31, 2010	981,870	$5.62	$2.59	$173,214

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (Continued)

A summary of the Company’s stock option activity for the years ended January 1, 2010 and January 2, 2009 was as follows:

	January 1, 2010		January 2, 2009
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,327,497	$6.03	1,567,598	$5.97
Exercised	(5,500)	2.10	(63,939)	3.60
Forfeited or expired	(119,617)	7.81	(176,162)	6.31

Outstanding at end of year	1,202,380	$5.88	1,327,497	$6.03

Exercisable at end of year	1,201,672	$5.88	1,321,247	$6.04

Other information pertaining to stock option activity during the years ended December 31, 2010, January 1, 2010, and January 2, 2009 was as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Total fair value of stock options vested	$—	$—	$718
Total intrinsic value of stock options exercised	$11	$8	$102

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.06	181,356	2.4	$2.62	180,898	$2.62
$4.07 - $8.13	759,314	2.7	6.09	759,314	6.09
$8.14 - $12.19	40,400	0.9	9.52	40,400	9.52
$12.20 - $24.38	1,258	0.0	21.63	1,258	21.63

	982,328	2.6	$5.62	981,870	$5.62

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 31, 2010 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2010	2,461,208	$3.11
Granted	833,396	2.98
Vested	(906,474)	3.24
Forfeited	(176,543)	3.88

Nonvested balance as of December 31, 2010	2,211,587	$2.95

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (Continued)

The Company recorded restricted stock unit based compensation expense of $3.6 million, $2.6 million and $3.9 million in 2010, 2009 and 2008, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 31, 2010, there was $2.9 million of total restricted stock unit compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.73 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of Archstone and REL. Employees of these acquired companies vest in these shares over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 31, 2010 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2010	1,027,454	$3.78
Granted	340,941	2.73
Vested	(127,579)	3.86
Forfeited	(398,912)	3.67

Nonvested balance as of December 31, 2010	841,904	$3.40

Recorded compensation expense of $663 thousand, $381 thousand and $290 thousand, during the years ended December 31, 2010, January 1, 2010 and January 2, 2009, respectively, related to common stock subject to vesting requirements. As of December 31, 2010, there was $1.4 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.92 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2010, 2009 and 2008, 132,015 shares, 168,887 shares and 136,988 shares, respectively, were issued.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $65.0 million of the Company’s common stock, thereby increasing the total program size to $70.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 31, 2010 and January 1, 2010, the Company had repurchased 18.8 million shares and 17.0 million shares of its common stock, respectively, at an average price of $3.48 and $3.50 per share, respectively. As of December 31, 2010, the Company had approximately $4.5 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

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

11. Shareholders’ Equity (Continued)

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

12. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2010, 2009 and 2008, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended December 31, 2010, January 1, 2010, and January 2, 2009.

13. Restructuring Costs

The Company recorded restructuring costs in 2001 and 2002 primarily related to reductions in consultants and functional support and for the closure and consolidation of facilities and related exit costs. In 2003, 2004, 2005 and 2006, the Company increased these reserves as a result of additional closures and consolidation of facilities, lower than expected sublease rates and longer than expected time estimates to sublease excess facilities. In 2005 and 2006, the Company recorded restructuring costs for the consolidation of facilities and related exit costs as a result of the REL acquisition. In 2009, the Company recorded restructuring costs resulting from the acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities and the related exit costs of those facilities and severance costs (see Note 2).

No restructuring costs were incurred in 2010 and 2008.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 28, 2007	$147	$5,539	$5,686
2009 Additions, net	3,048	2,378	5,426
2008 Expenditures	(147)	(1,246)	(1,393)
2009 Expenditures	(1,051)	(1,536)	(2,587)
2010 Expenditures	(1,826)	(3,309)	(5,135)

Accrual balance at December 31, 2010	$171	$1,826	$1,997

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Transactions with Related Parties

In connection with the Company’s repurchase of common stock in 2010 and 2009, the Board of Directors approved the Company’s buy back of 103,492 shares and 3,931 shares, respectively, of outstanding common stock from employees of the Company and Board of Directors at an average price of $3.47 and $2.53 per share, respectively. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at December 31, 2010 and January 1, 2010.

15. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity, is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
Revenue:
North America	$158,231	$106,865	$141,906
International (primarily European countries)	43,117	35,835	50,195

Total revenue	$201,348	$142,700	$192,101

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 31, 2010	January 1, 2010
Long-Lived Assets:
North America	$71,625	$73,742
International (primarily European countries)	15,593	14,978

Total long-lived assets	$87,218	$88,720

As of December 31, 2010, foreign assets included $15.0 million of goodwill related to the REL and Archstone acquisitions and $0.2 million of intangible assets related to the Archstone acquisition. As of January 1, 2010, foreign assets included $14.4 million of goodwill and intangible assets related to the REL acquisition. As of January 1, 2010, domestic assets included $15.9 million of goodwill and intangible assets related to the Archstone acquisition which were provisionally allocated to domestic assets.

The Company’s revenue is derived from the following service groups (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009
The Hackett Group	$144,884	$102,055	$130,815
Hackett Technology Solutions	56,464	40,645	61,286

Total revenue	$201,348	$142,700	$192,101

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 31, 2010 and January 1, 2010 (in thousands, except per share data):

	Quarter Ended
	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
Total revenue	$46,728	$53,685	$52,305	$48,630
Income from operations	$1,859	$3,752	$3,914	$2,927
Income before income taxes	$2,808	$4,540	$3,921	$2,932
Net income	$2,698	$4,423	$4,107	$2,999

Basic and diluted net income per common share	$0.07	$0.11	$0.10	$0.07
Diluted net income per common share	$0.07	$0.10	$0.10	$0.07

	Quarter Ended
	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
Total revenue	$39,516	$34,616	$34,003	$34,565
Income (loss) from operations	$877	$210	$790	$(8,917)
Income (loss) before income taxes	$902	$186	$796	$(8,908)
Net income (loss)	$839	$160	$816	$(8,627)

Basic and diluted net income (loss) per common share	$0.02	$0.00	$0.02	$(0.22)
Diluted net income (loss) per common share	$0.02	$0.00	$0.02	$(0.22)

Quarterly basic and diluted net income (loss) per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income (loss) per common share.

During the fourth quarter of 2009, the Company acquired Archstone (see Note 2) and recorded revenue of $5.6 million and restructuring costs of $5.9 million related to the acquisition (see Note 13).

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2010, JANUARY 1, 2010 AND JANUARY 2, 2009

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense	Write-offs, net of Recoveries	Balance at End of Year

Year Ended December 31, 2010	$1,354	$157	$(25)	$1,486

Year Ended January 1, 2010	$1,631	$93	$(370)	$1,354

Year Ended January 2, 2009	$1,484	$145	$2	$1,631

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 31, 2010. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 31, 2010 and has expressed an unqualified opinion thereon.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Control and Procedures – Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of December 31, 2010 and January 1, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Miami, Florida

March 10, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2011 Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2011 Proxy Statement is hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 10, 2011.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman	March 10, 2011
Ted A. Fernandez	(Principal Executive Officer)

/s/ Robert A. Ramirez	Executive Vice President, Finance and	March 10, 2011
Robert A. Ramirez	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David N. Dungan	Chief Operating Officer and Director	March 10, 2011
David N. Dungan

/s/ Terence M. Graunke	Director	March 10, 2011
Terence M. Graunke

/s/ Richard Hamlin	Director	March 10, 2011
Richard Hamlin

/s/ John R. Harris	Director	March 10, 2011
John R. Harris

/s/ Edwin A. Huston	Director	March 10, 2011
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 10, 2011
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

2.2	Asset Purchase Agreement acquiring Archstone Consulting, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Asset Purchase Agreement are not filed herewith. The Asset Purchase Agreement identifies such schedules and exhibits, including the general nature of their content. The Company undertakes to provide such schedules and exhibits to the Securities and Exchange Commission upon request (incorporated by reference to the Registrant’s Form 8-K filed on November 13, 2009).

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of The Hackett Group (incorporated by reference to the Registrant’s Form 8-K filed on March 31, 2008).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-64542)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-108640)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.13	Employment Agreement dated November 9, 2005 between the Registrant and Grant M. Fitzwilliam (incorporated herein by reference to the Registrant’s Form 10-Q dated November 9, 2005).

10.15	First Amendment to Employment Agreement between Answerthink, Inc. and Grant M. Fitzwilliam, effective August 1, 2007 (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

21.1	Subsidiaries of the Registrant (exhibits filed herewith).

23.1	Consent of BDO USA, LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).