Form 10-Q
period 2011-04-01
HACKETT GROUP, INC.
filed 2011-05-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of May 5, 2011, there were 40,858,119 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,423	$25,337
Accounts receivable and unbilled revenue, net of allowance of $1,464 and $1,486 at April 1, 2011 and December 31, 2010, respectively	34,489	31,580
Prepaid expenses and other current assets	4,746	5,056

Total current assets	55,658	61,973

Restricted cash	1,611	1,610
Property and equipment, net	9,635	8,816
Other assets	2,562	2,779
Goodwill, net	76,248	75,623

Total assets	$145,714	$150,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,450	$5,590
Accrued expenses and other liabilities	21,536	29,140

Total current liabilities	26,986	34,730
Accrued expenses and other liabilities, non-current	2,661	2,831

Total liabilities	29,647	37,561

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,823,471 and 60,099,198 shares issued at April 1, 2011 and December 31, 2010, respectively	61	60
Additional paid-in capital	309,824	308,598
Treasury stock, at cost, 19,511,537 and 18,838,310 shares at April 1, 2011 and December 31, 2010, respectively	(67,900)	(65,489)
Accumulated deficit	(121,570)	(124,898)
Accumulated other comprehensive loss	(4,348)	(5,031)

Total shareholders’ equity	116,067	113,240

Total liabilities and shareholders’ equity	$145,714	$150,801

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1, 2011	April 2, 2010
Revenue:
Revenue before reimbursements	$46,957	$41,850
Reimbursements	5,905	4,878

Total revenue	52,862	46,728
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $752 and $615 of stock compensation expense in the quarters ended April 1, 2011 and April 2, 2010, respectively)	30,260	26,749
Reimbursable expenses	5,905	4,878

Total cost of service	36,165	31,627
Selling, general and administrative costs
(includes $174 and $262 of stock compensation expense in the quarters ended April 1, 2011 and April 2, 2010, respectively)	13,211	13,242

Total costs and operating expenses	49,376	44,869

Income from operations	3,486	1,859

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—	943
Interest income	1	6

Income before income taxes	3,487	2,808
Income tax expense	160	110

Net income	$3,327	$2,698

Basic net income per common share:
Net income per common share	$0.08	$0.07
Weighted average common shares outstanding	40,406	39,636

Diluted net income per common share:
Net income per common share	$0.08	$0.07
Weighted average common and common equivalent shares outstanding	41,775	41,289

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net income	$3,327	$2,698
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	452	454
Amortization expense	200	460
Provision for doubtful accounts	29	74
Gain on foreign currency translation	(67)	(24)
Non-cash acquisition earn-out shares re-measurement gain	—	(943)
Non-cash stock compensation expense	926	877
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(2,938)	(3,658)
Decrease in prepaid expenses and other assets	351	475
(Decrease) increase in accounts payable	(140)	3,069
Decrease in accrued expenses and other liabilities	(7,383)	(2,694)

Net cash (used in) provided by operating activities	(5,243)	788

Cash flows from investing activities:
Purchases of property and equipment	(1,268)	(580)

Net cash used in investing activities	(1,268)	(580)

Cash flows from financing activities:
Repurchases of common stock	(2,412)	(83)

Net cash used in financing activities	(2,412)	(83)

Effect of exchange rate on cash	9	4

Net (decrease) increase in cash and cash equivalents	(8,914)	129
Cash and cash equivalents at beginning of period	25,337	15,004

Cash and cash equivalents at end of period	$16,423	$15,133

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(418)	$51

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended April 1, 2011, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As of April 1, 2011 and December 31, 2010, the fair value of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material impact on the Company’s consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

2. Acquisitions and Investing Activities

Effective November 9, 2009, the Company acquired Archstone Consulting, LLC (“Archstone”) pursuant to an Asset Purchase Agreement under which the Company purchased from Archstone, Archstone Consulting UK Limited and Archstone Consulting BV (the “Sellers”) the assets used in connection with Archstone’s consulting business. The results of Archstone’s operations have been included in the Company’s consolidated financial statements since November 10, 2009.

The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares were subject to an earn-out based on revenue achieved in 2010. The Company recorded a liability for the 1.7 million earn-out unregistered shares based on the closing value of the Company’s common stock of $3.48, on the effective date of acquisition. As a result of the fluctuation in the Company’s share price, the Company recorded a non-cash re-measurement gain of $943 thousand in accordance with ASC 805 in the consolidated statement of operations for the quarter ended April 2, 2010.

On May 11, 2010, prior to the end of the earn-out period, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 unregistered shares, of the total 1,655,000 unregistered shares of common stock to be deemed earned, and therefore, 220,000 unregistered shares were forfeited by the Sellers.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended
	April 1, 2011	April 2, 2010

Basic weighted average common shares outstanding	40,406,385	39,635,661

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	1,314,156	1,030,802
Common stock issuable upon the exercise of stock options	54,493	21,944
Acquisition-related unregistered shares held in escrow	—	600,400

Dilutive weighted average common shares outstanding	41,775,034	41,288,807

Approximately 0.8 million and 1.2 million shares, primarily related to options with exercise prices greater than the average market price of the Company’s common stock, were excluded from the computations of diluted net income per common share for the quarters ended April 1, 2011 and April 2, 2010, respectively, as their inclusion would be anti-dilutive.

4. Comprehensive Income

Comprehensive income is summarized below (in thousands):

	Quarter Ended
	April 1, 2011	April 2, 2010

Net income	$3,327	$2,698
Change in cumulative foreign currency on translation adjustment	684	(890)

Comprehensive income	$4,011	$1,808

5. Restructuring

As of April 1, 2011 and December 31, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total

Accrual balance at December 31, 2010	$171	$1,826	$1,997
Expenditures	—	(402)	(402)

Accrual balance at April 1, 2011	$171	$1,424	$1,595

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	April 1, 2011	December 31, 2010
Accounts receivable	$23,670	$22,115
Unbilled revenue	12,283	10,951
Allowance for doubtful accounts	(1,464)	(1,486)

Accounts receivable and unbilled revenue, net	$34,489	$31,580

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter ended April 1, 2011, the Company issued 1,774,038 restricted stock units at a weighted average grant-date fair value of $3.62. As of April 1, 2011, the Company had 3,067,870 restricted stock units outstanding at a weighted average grant-date fair value of $3.33. As of April 1, 2011, there was $7.4 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.54 years.

As of April 1, 2011, the Company had 841,904 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.40. As of April 1, 2011, there was $1.4 million of total stock compensation expense related to these shares for the nonvested awards not yet recognized. This stock compensation expense is expected to be recognized over a weighted average period of 2.67 years.

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended April 1, 2011, the Company repurchased 673 thousand shares of its common stock at an average price of $3.58, for a total cost of $2.4 million. As of April 1, 2011, the Company had $2.1 million available under its buyback program. Subsequent to April 1, 2011, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total program to $75.0 million.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Geographic and Group Information

Revenue is primarily based on the country of the Company’s contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 1, 2011	April 2, 2010
Revenue:
North America	$42,062	$36,855
International (primarily European countries)	10,800	9,873

Total revenue	$52,862	$46,728

Long-lived assets are attributed to the following geographical areas (in thousands):

	April 1, 2011	December 31, 2010
Long-Lived Assets:
North America	$72,224	$71,625
International (primarily European countries)	16,221	15,593

Total long-lived assets	$88,445	$87,218

As of April 1, 2011, foreign assets included $15.6 million of goodwill and $0.2 million of intangible assets related to acquisitions. As of December 31, 2010, foreign assets included $15.0 million of goodwill and $0.2 million of intangible assets related to acquisitions.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	April 1, 2011	April 2, 2010

The Hackett Group	$36,163	$36,582
Hackett Technology Solutions	16,699	10,146

Total revenue	$52,862	$46,728

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended
	April 1,		April 2,
	2011		2010
Revenue:
Revenue before reimbursements	$46,957	100.0%	$41,850	100.0%
Reimbursements	5,905		4,878

Total revenue	52,862		46,728

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	30,260	64.4%	26,749	63.9%
Reimbursable expenses	5,905		4,878

Total cost of service	36,165		31,627

Selling, general and administrative costs	13,211	28.1%	13,242	31.6%

Total costs and operating expenses	49,376		44,869

Income from operations	3,486	7.4%	1,859	4.4%

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—		943
Interest income	1		6

Income before income taxes	3,487	7.4%	2,808	6.7%
Income tax expense	160	0.3%	110	0.3%

Net income	$3,327	7.1%	$2,698	6.4%

Quarter Ended April 1, 2011 versus Quarter Ended April 2, 2010

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Exchange rate fluctuations had an impact on our revenue comparisons between the quarters ended April 1, 2011 and April 2, 2010.

Total Hackett revenue increased 13% for the quarter ended April 1, 2011, as compared to the quarter ended April 2, 2010. The following table summarizes revenue (in thousands):

	Quarter Ended
	April 1, 2011	April 2, 2010

The Hackett Group	$36,163	$36,582
Hackett Technology Solutions	16,699	10,146

Total revenue	$52,862	$46,728

The Hackett Group revenue decreased by 1% for the quarter ended April 1, 2011, as compared to the quarter ended April 2, 2010, primarily due to a slower ramp-up in the beginning of 2011, as compared to 2010. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 30% of The Hackett Group’s total revenue in the first quarter of 2011, as compared to 27% in the first quarter of 2010.

Hackett Technology Solutions revenue increased 65% for the quarter ended April 1, 2011, as compared to the quarter ended April 2, 2010, primarily due to higher Oracle-related revenue as a result of improved market demand.

During the quarter ended April 1, 2011, one customer accounted for 4% of our total revenue, and during the quarter ended April 2, 2010, two customers accounted for between 5% and 6% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 13%, or $3.5 million, for the quarter ended April 1, 2011, as compared to the quarter ended April 2, 2010, primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, was 64% for both the quarters ended April 1, 2011 and April 2, 2010.

The Hackett Group generated gross margin as a percentage of revenue before reimbursements of 41%, as compared to Hackett Technology Solutions, which generated gross margin as a percentage of revenue before reimbursements of 30%.

Selling, General and Administrative. Selling, general and administrative costs were $13.2 million, for both the quarters ended April 1, 2011 and April 2, 2010. Selling, general and administrative costs as a percentage of revenue before reimbursements were 28% for the quarter ended April 1, 2011, as compared to 32% for the quarter ended April 2, 2010, primarily due to selling, general and administrative leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. In accordance with ASC 805, fluctuations in the share price of our common stock resulted in non-cash gains in the interim reporting periods until the final determination of the earn-out shares related to the Archstone acquisition was made in the second quarter of 2010. During the quarter ended April 2, 2010, we recorded a non-cash re-measurement gain of $943 thousand in the consolidated statement of operations as a result of our share price fluctuations.

Income Taxes. We recorded income tax expense of $160 thousand for the quarter ended April 1, 2011, which reflected an estimated annual tax rate of 4.6% for certain foreign and state taxes. For the quarter ended April 2, 2010, we recorded income taxes of $110 thousand which reflected estimated annual tax rates of 3.9% for certain federal and state taxes.

Liquidity and Capital Resources

As of April 1, 2011 and December 31, 2010, we had $16.4 million and $25.3 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.6 million on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities	$(5,243)	$788
Cash flows from investing activities	$(1,268)	$(580)
Cash flows from financing activities	$(2,412)	$(83)

Net cash used in operating activities was $5.2 million for the quarter ended April 1, 2011, as compared to net cash provided by operating activities of $0.8 million for the quarter ended April 2, 2010. During the quarter ended April 1, 2011, net cash used in operating activities was primarily attributable to the payout of 2010 incentive compensation awards and an increase in accounts receivable and unbilled revenue as a result of increased revenue.

During the quarter ended April 2, 2010, net cash provided by operating activities was primarily attributable to an increase in accounts payable due to the timing of vendor payments and earnings net of non-cash items. This increase was primarily offset by an increase in accounts receivable and unbilled revenue, as a result of increased revenue and a decrease in accrued expenses and other liabilities, primarily due to the timing of the payroll cycle, usage of the restructuring reserves, and 2009 year end incentive compensation awards.

Net cash used in investing activities was $1.3 million for the quarter ended April 1, 2011, as compared to $0.6 million for the quarter ended April 2, 2010. The use of cash was attributable to capital expenditures.

Net cash used in financing activities was $2.4 million for the quarter ended April 1, 2011, as compared to $83 thousand for the quarter ended April 2, 2010. Cash used in financing activities for the quarter ended April 1, 2011 was attributable to the repurchase of 673 thousand shares of our common stock at an average price of $3.58 per share, for a total cost of $2.4 million. Net cash used in financing activities for the quarter ended April 2, 2010 was attributable to the repurchase of 33 thousand shares of our common stock at an average price of $2.51 per share, for a total cost of $83 thousand.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of April 1, 2011, we had $2.1 million available under the buyback program. Subsequent to April 1, 2011, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock.

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

At April 1, 2011, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

During the quarter ended April 1, 2011, the Company repurchased 673 thousand shares of its common stock at a cost of $2.4 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of December 31, 2010	—	$—	—	$4,513,383
January 1, 2011 to January 28, 2011	203,467	$3.73	203,467	$3,755,160
January 29, 2011 to February 25, 2011	700	$3.52	700	$3,752,693
February 26, 2011 to April 1, 2011	469,060	$3.52	469,060	$2,101,599

	673,227	$3.58	673,227

Item 6.	Exhibits

See Index to Exhibits on page 18, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 10, 2011	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).