Form 10-Q
period 2011-07-01
HACKETT GROUP, INC.
filed 2011-08-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of August 3, 2011, there were 40,619,903 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 1, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,875	$25,337
Accounts receivable and unbilled revenue, net of allowance of $644 and $1,486 at July 1, 2011 and December 31, 2010, respectively	37,041	31,580
Prepaid expenses and other current assets	5,322	5,056

Total current assets	60,238	61,973

Restricted cash	1,612	1,610
Property and equipment, net	11,238	8,816
Other assets	2,331	2,779
Goodwill, net	76,247	75,623

Total assets	$151,666	$150,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,741	$5,590
Accrued expenses and other liabilities	23,930	29,140

Total current liabilities	30,671	34,730
Accrued expenses and other liabilities, non-current	2,624	2,831

Total liabilities	33,295	37,561

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,955,613 and 60,099,198 shares issued at July 1, 2011 and December 31, 2010, respectively	61	60
Additional paid-in capital	311,245	308,598
Treasury stock, at cost, 20,341,437 and 18,838,310 shares at July 1, 2011 and December 31, 2010, respectively	(71,530)	(65,489)
Accumulated deficit	(117,167)	(124,898)
Accumulated other comprehensive loss	(4,238)	(5,031)

Total shareholders’ equity	118,371	113,240

Total liabilities and shareholders’ equity	$151,666	$150,801

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements	$52,382	$47,967	$99,339	$89,817
Reimbursements	6,427	5,718	12,332	10,596

Total revenue	58,809	53,685	111,671	100,413

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $812 and $593 and $1,564 and $1,208 of stock compensation expense in the quarters and six months ended July 1, 2011 and July 2, 2010, repectively)	32,815	29,307	63,075	56,056
Reimbursable expenses	6,427	5,718	12,332	10,596

Total cost of service	39,242	35,025	75,407	66,652
Selling, general and administrative costs (includes $489 and $563 and $663 and $825 of stock compensation expense in the quarters and six months ended July 1, 2011 and July 2, 2010, repectively)	15,064	14,908	28,275	28,150

Total costs and operating expenses	54,306	49,933	103,682	94,802

Income from operations	4,503	3,752	7,989	5,611

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—	784	—	1,727
Interest income	12	4	13	10

Income before income taxes	4,515	4,540	8,002	7,348
Income taxes	112	117	272	227

Net income	$4,403	$4,423	$7,730	$7,121

Basic net income per common share:
Net income per common share	$0.11	$0.11	$0.19	$0.18
Weighted average common shares outstanding	40,016	40,597	40,211	40,116

Diluted net income per common share:
Net income per common share	$0.10	$0.10	$0.18	$0.17
Weighted average common and common equivalent shares outstanding	42,258	42,548	42,017	41,919

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	July 2,
	2011	2010
Cash flows from operating activities:
Net income	$7,730	$7,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	917	898
Amortization expense	404	975
(Reversal) provision for doubtful accounts	(648)	125
(Gain) loss on foreign currency translation	(113)	423
Non-cash stock compensation expense	2,227	2,033
Non-cash acquisition earn-out shares re-measurement gain	—	(1,727)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(4,812)	(4,007)
(Increase) decrease in prepaid expenses and other assets	(189)	238
Increase in accounts payable	1,151	1,039
Decrease in accrued expenses and other liabilities	(5,031)	(1,133)

Net cash provided by operating activities	1,636	5,985

Cash flows from investing activities:
Purchases of property and equipment	(3,336)	(1,429)
Increase in restricted stock	—	(205)

Net cash used in investing activities	(3,336)	(1,634)

Cash flows from financing activities:
Proceeds from issuance of common stock	316	229
Repurchases of common stock	(6,041)	(2,142)

Net cash used in financing activities	(5,725)	(1,913)

Effect of exchange rate on cash	(37)	(62)

Net (decrease) increase in cash and cash equivalents	(7,462)	2,376
Cash and cash equivalents at beginning of year	25,337	15,004

Cash and cash equivalents at end of period	$17,875	$17,380

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(396)	$96

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States of America for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended July 1, 2011, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As of July 1, 2011 and December 31, 2010, the fair value of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-29”). The objective of ASU 2010-29 is to address diversity in practice relating to the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. Under ASU 2010-29, comparative financial statements should disclose revenue and earnings of the combined entity as if the business combinations that have occurred during the current year had been in effect as of the beginning of the comparable prior annual reporting period only. Additionally, ASU 2010-29 expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combinations included in reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB released ASU 2011-05 Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-05.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On May 11, 2010, prior to the end of the earn-out period, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 unregistered shares, of the total 1,655,000 unregistered shares of common stock to be deemed earned, and therefore, 220,000 unregistered shares were forfeited by the Sellers. As a result of the fluctuation in the Company’s share price and earn-out share forfeitures, the Company recorded a non-cash re-measurement gain of $0.8 million and $1.7 million during the quarter and six months ended July 2, 2010, respectively, in accordance with FASB Accounting Standards Codification 805, Business Combinations, in the consolidated statement of operations.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	40,016,097	40,597,262	40,211,241	40,116,462

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	2,167,227	1,316,495	1,740,691	1,173,649
Common stock issuable upon the exercise of stock options	74,917	34,276	64,705	28,110
Acquisition-related unregistered shares held in escrow	—	600,400	—	600,400

Dilutive weighted average common shares outstanding	42,258,241	42,548,433	42,016,637	41,918,621

Approximately 0.9 million and 1.1 million shares, primarily related to options with exercise prices greater than the average market price of the Company’s common stock, were excluded from the computations of diluted net income per common share for the quarters ended July 1, 2011 and July 2, 2010, respectively, as their inclusion would be anti-dilutive.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Comprehensive Income

Comprehensive income is summarized below (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Net income	$4,403	$4,423	$7,730	$7,121
Change in cumulative foreign currency on translation adjustment	110	(323)	794	(1,211)

Comprehensive income	$4,513	$4,100	$8,524	$5,910

5. Restructuring

As of July 1, 2011 and December 31, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total

Accrual balance at December 31, 2010	$171	$1,826	$1,997
Expenditures	(171)	(906)	(1,077)

Accrual balance at July 1, 2011	$—	$920	$920

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	July 1,	December 31,
	2011	2010
Accounts receivable	$26,095	$22,115
Unbilled revenue	11,590	10,951
Allowance for doubtful accounts	(644)	(1,486)

Accounts receivable and unbilled revenue, net	$37,041	$31,580

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter and six months ended July 1, 2011, the Company issued 51,000 and 1,825,038 restricted stock units, respectively, at a weighted average grant-date fair value of $4.19 and $3.64, respectively. As of July 1, 2011, the Company had 3,080,972 restricted stock units outstanding at a weighted average grant-date fair value of $3.35. As of July 1, 2011, there was $6.6 million of total restricted stock unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.32 years.

As of July 1, 2011, the Company had 810,237 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.38. As of July 1, 2011, there was $1.2 million of total stock compensation expense related to these shares for the nonvested awards not yet recognized. This stock compensation expense is expected to be recognized over a weighted average period of 2.53 years.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended July 1, 2011, the Company repurchased 830 thousand shares of its common stock at an average price of $4.38 for a total cost of $3.6 million. During the six months ended July 1, 2011, the Company repurchased 1.5 million shares of its common stock at an average price of $4.02, for a total cost of $6.0 million. As of July 1, 2011, the Company had $3.5 million available under its buyback program.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the Company’s contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
Revenue:
North America	$46,149	$42,444	$88,211	$80,527
International (primarily European countries)	12,660	11,241	23,460	19,886

Total Hackett revenue	$58,809	$53,685	$111,671	$100,413

Long-lived assets are attributed to the following geographical areas (in thousands):

	July 1,	December 31,
	2011	2010
Long-lived assets:
North America	$73,292	$71,625
International (primarily European countries)	16,524	15,593

Total long-lived assets	$89,816	$87,218

As of July 1, 2011, foreign assets included $15.6 million of goodwill and $0.2 million of intangible assets related to acquisitions. As of December 31, 2010, foreign assets included $15.0 million of goodwill and $0.2 million of intangible assets related to acquisitions.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

The Hackett Group	$46,790	$45,179	$89,606	$85,078
ERP Solutions	12,019	8,506	22,065	15,335

Total Hackett revenue	$58,809	$53,685	$111,671	$100,413

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups and includes EPM Technologies. “ERP Solutions” encompasses our ERP technology groups, which include SAP and Oracle. The acquisition of Archstone Consulting in late 2009 brought a strong EPM Transformation group to Hackett. This allowed us to combine the acquired transformation skills with our existing technology EPM group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. We have decided to recast the revenue of the EPM technology group, which was previously reflected under Technology Solutions, into The Hackett Group service line and recast all reported numbers, to best reflect this integration of brand and go-to-market focus in our reporting.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Quarter Ended				Six Months Ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
Revenue:
Revenue before reimbursements	$52,382	100.0%	$47,967	100.0%	$99,339	100.0%	$89,817	100.0%
Reimbursements	6,427		5,718		12,332		10,596

Total revenue	58,809		53,685		111,671		100,413

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	32,815	62.6%	29,307	61.1%	63,075	63.5%	56,056	62.4%
Reimbursable expenses	6,427		5,718		12,332		10,596

Total cost of service	39,242		35,025		75,407		66,652

Selling, general and administrative costs	15,064	28.8%	14,908	31.1%	28,275	28.5%	28,150	31.3%

Total costs and operating expenses	54,306		49,933		103,682		94,802

Income from operations	4,503	8.6%	3,752	7.8%	7,989	8.0%	5,611	6.3%

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—		784		—		1,727
Interest income	12	0.0%	4	0.0%	13	0.0%	10	0.0%

Income before income taxes	4,515	8.6%	4,540	9.5%	8,002	8.1%	7,348	8.2%
Income tax expense	112	0.2%	117	0.2%	272	0.3%	227	0.3%

Net income	$4,403	8.4%	$4,423	9.3%	$7,730	7.8%	$7,121	7.9%

Quarter Ended July 1, 2011 versus Quarter Ended July 2, 2010

Revenue. We are a global company with operations primarily in the United States, Western Europe and Australia. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Exchange rate fluctuations did not have a material impact on our revenue comparisons between the quarters and six months ended July 1, 2011 and July 2, 2010.

Total Hackett revenue increased 10% and 11% for the quarter and six months ended July 1, 2011, respectively, as compared to the quarter and six months ended July 2, 2010. The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

The Hackett Group	$46,790	$45,179	$89,606	$85,078
ERP Solutions	12,019	8,506	22,065	15,335

Total Hackett revenue	$58,809	$53,685	$111,671	$100,413

The Hackett Group revenue increased by 4% and 5% for the quarter and six months ended July 1, 2011, respectively, as compared to the quarter and six months ended July 2, 2010. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 27% and 26% of The Hackett Group’s total revenue for the quarter and six months ended July 1, 2011, respectively, as compared to 25% and 23% in the quarter and six months ended July 2, 2010, respectively.

ERP Solutions revenue increased 41% and 44% for the quarter and six months ended July 1, 2011, respectively, as compared to the quarter and six months ended July 2, 2010, as a result of improved market demand for ERP technology related services.

During the quarter and six months ended July 1, 2011, no customer accounted for more than 3%, of our total revenue. During the quarter ended July 2, 2010, two customers accounted for 6% and 7% of our total revenue, and during the six months ended July 2, 2010, two customers accounted for 6% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 12%, or $3.5 million, and 13%, or $7.0 million, for the quarter and six months ended July 1, 2011, respectively, as compared to the quarter ended July 2, 2010, primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements increased to 63% and 64% for the quarter and six months ended July 1, 2011, respectively, from 61% and 62% for the quarter and six months ended July 2, 2010, respectively, primarily due to increased headcount.

The Hackett Group generated gross margin as a percentage of revenue before reimbursements of 40% and 39% for the quarter and six months ended July 1, 2011, respectively, as compared to ERP Solutions, which generated gross margin as a percentage of revenue before reimbursements of 36% and 35%, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $15.1 million and $28.3 million for the quarter and six months ended July 1, 2011, respectively, and $14.9 million and $28.2 million for the quarter and six months ended July 2, 2010, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements were 29% for both the quarter and six months ended July 1, 2011, as compared to 31% for both the quarter and six months ended July 2, 2010, primarily due to selling, general and administrative leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. Fluctuations in the share price of our common stock and the reduction of earn-out shares resulted in non-cash gains in interim reporting periods until the final determination of the earn-out shares related to the Archstone acquisition was made in the second quarter of 2010. As a result, during the quarter and six months ended July 2, 2010, we recorded a non-cash re-measurement gain of $0.8 million and $1.7 million, respectively, in the consolidated statement of operations.

Income Taxes. We recorded income tax expense of $112 thousand and $272 thousand for the quarter and six months ended July 1, 2011, respectively, which reflected an estimated annual tax rate of 2.5% and 3.4%, respectively, for certain foreign and state taxes. For the quarter and six months ended July 2, 2010, we recorded income taxes of $117 thousand and $227 thousand, respectively, which reflected estimated annual tax rates of 2.6% and 3.1%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

As of July 1, 2011 and December 31, 2010, we had $17.9 million and $25.3 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.6 million on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities	$1,636	$5,985
Cash flows from investing activities	$(3,336)	$(1,634)
Cash flows from financing activities	$(5,725)	$(1,913)

Net cash provided by operating activities was $1.6 million for the six months ended July 1, 2011, as compared to $6.0 million for the six months ended July 2, 2010. During the six months ended July 1, 2011, net cash provided by operating activities was primarily attributable to net income, excluding non-cash activity, offset by the payout of 2010 incentive compensation awards and an increase in accounts receivable and unbilled revenue as a result of increased revenue.

During the six months ended July 2, 2010, net cash provided by operating activities was primarily attributable to net income, excluding non-cash activity, and a 14 day decrease in days sales outstanding from the end of the previous fiscal year.

Net cash used in investing activities was $3.3 million for the six months ended July 1, 2011, as compared to $1.6 million for the six months ended July 2, 2010. During the six months ended July 1, 2011, cash used in investing activities primarily related to capital expenditures for product development, as well as the global roll out of new laptops and other capital expenditures. During the six months ended July 2, 2010, cash used in investing mostly related to capital expenditures and an increase in cash on deposit with a financial institution as collateral for a letter of credit related to an operating lease.

Net cash used in financing activities was $5.7 million for the six months ended July 1, 2011, as compared to $1.9 million for the six months ended July 2, 2010. Cash used in financing activities for the six months ended July 1, 2011 was mostly attributable to the repurchase of 1.5 million shares of our common stock at an average price of $4.02 per share, for a total cost of $6.0 million. Net cash used in financing activities for the six months ended July 2, 2010 was mostly attributable to the repurchase of 715 thousand shares of our common stock at an average price of $3.00 per share, for a total cost of $2.1 million.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of July 1, 2011, we had $3.5 million available under the buyback program.

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

At July 1, 2011, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

During the quarter ended July 1, 2011, the Company repurchased 830 thousand shares of its common stock at a cost of $3.6 million under the Company’s share repurchase program approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of April 1, 2011	—	$—	—	$2,101,599
April 2, 2011 to April 29, 2011	529,900	$4.02	529,900	$4,973,254	*
April 30, 2011 to May 27, 2011	—	$—	—	$4,973,254
May 28, 2011 to July 1, 2011	300,000	$5.01	300,000	$3,470,254

	829,900	$4.38	829,900

*	During the quarter ended July 1, 2011, our Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $75.0 million.

Item 6.	Exhibits

See Index to Exhibits on page 16, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 10, 2011	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.