Form 10-Q
period 2011-09-30
HACKETT GROUP, INC.
filed 2011-11-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, there were 40,396,171 shares of common stock outstanding.

The Hackett Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	September 30,
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$18,029	$25,337
Accounts receivable and unbilled revenue, net of allowance of $591 and $1,486 at September 30, 2011 and December 31, 2010, respectively	38,509	31,580
Prepaid expenses and other current assets	4,928	5,056

Total current assets	61,466	61,973

Restricted cash	1,613	1,610
Property and equipment, net	11,533	8,816
Other assets	2,051	2,779
Goodwill, net	75,791	75,623

Total assets	$152,454	$150,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,604	$5,590
Accrued expenses and other liabilities	23,350	29,140

Total current liabilities	27,954	34,730
Accrued expenses and other liabilities, non-current	2,597	2,831

Total liabilities	30,551	37,561

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,983,011 and 60,099,198 shares issued at September 30, 2011 and December 31, 2010, respectively	61	60
Additional paid-in capital	312,305	308,598
Treasury stock, at cost, 20,610,570 and 18,838,310 shares at September 30, 2011 and December 31, 2010, respectively	(72,497)	(65,489)
Accumulated deficit	(112,822)	(124,898)
Accumulated other comprehensive loss	(5,144)	(5,031)

Total shareholders’ equity	121,903	113,240

Total liabilities and shareholders’ equity	$152,454	$150,801

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Revenue:
Revenue before reimbursements	$51,574	$47,343	$150,913	$137,160
Reimbursements	6,361	4,962	18,693	15,558

Total revenue	57,935	52,305	169,606	152,718
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $765 and $560 and $2,329 and $1,768 of stock compensation expense in the quarters and nine months ended September 30, 2011 and October 1, 2010, respectively)	32,739	29,144	95,814	85,200
Reimbursable expenses	6,361	4,962	18,693	15,558

Total cost of service	39,100	34,106	114,507	100,758
Selling, general and administrative costs
(includes $509 and $432 and $1,172 and $1,256 of stock compensation expense in the quarters and nine months ended September 30, 2011 and October 1, 2010, respectively)	14,324	14,285	42,599	42,435

Total costs and operating expenses	53,424	48,391	157,106	143,193

Income from operations	4,511	3,914	12,500	9,525

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—	—	—	1,727
Interest income	11	7	24	17

Income before income taxes	4,522	3,921	12,524	11,269
Income taxes	176	(186)	448	41

Net income	$4,346	$4,107	$12,076	$11,228

Basic net income per common share:
Net income per common share	$0.11	$0.10	$0.30	$0.28
Weighted average common shares outstanding	39,683	40,554	40,035	40,262

Diluted net income per common share:
Net income per common share	$0.10	$0.10	$0.29	$0.27
Weighted average common and common equivalent shares outstanding	41,873	43,058	41,969	42,298

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	September 30,	September 30,
	Nine Months Ended
	September 30,	October 1,
	2011	2010
Cash flows from operating activities:
Net income	$12,076	$11,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,414	1,372
Amortization expense	608	1,495
(Reversal) provision for doubtful accounts	(695)	126
Loss on foreign currency translation	130	370
Non-cash stock compensation expense	3,501	3,025
Non-cash acquisition earn-out shares re-measurement gain	—	(1,727)
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(6,234)	(2,156)
Decrease in prepaid expenses and other assets	257	324
(Decrease) increase in accounts payable	(985)	1,121
Decrease in accrued expenses and other liabilities	(6,702)	(828)

Net cash provided by operating activities	3,370	14,350

Cash flows from investing activities:
Purchases of property and equipment	(4,155)	(2,646)
Increase in restricted cash	—	(207)

Net cash used in investing activities	(4,155)	(2,853)

Cash flows from financing activities:
Proceeds from issuance of common stock	316	237
Repurchases of common stock	(7,008)	(3,692)

Net cash used in financing activities	(6,692)	(3,455)

Effect of exchange rate on cash	169	220

Net (decrease) increase in cash and cash equivalents	(7,308)	8,262
Cash and cash equivalents at beginning of year	25,337	15,004

Cash and cash equivalents at end of period	$18,029	$23,266

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(401)	$134

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by US GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As of September 30, 2011 and December 31, 2010, the carrying amount of all financial instruments approximated the respective fair value due to the short-term nature and maturity of these instruments.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB released ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present total comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement or in two separate but consecutive statements. The amendments of ASU 2011-05 eliminate the option for companies to present the components of other comprehensive income within the statement of changes of shareholders’ equity. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-05.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2011-08.

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

On May 11, 2010, prior to the end of the earn-out period, the Company and the Sellers agreed to the final earn-out determination of 1,435,000 unregistered shares, of the total 1,655,000 unregistered shares of common stock to be deemed earned, and therefore, 220,000 unregistered shares were forfeited by the Sellers. As a result of the fluctuation in the Company’s share price and earn-out share forfeitures, the Company recorded a non-cash re-measurement gain of $1.7 million during the nine months ended October 1, 2010, in accordance with Topic 805, Business Combinations, in the consolidated statement of operations.

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

The following table reconciles basic and dilutive weighted average shares:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	39,682,758	40,553,528	40,035,080	40,262,150

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	2,127,157	1,853,115	1,869,513	1,400,137
Common stock issuable upon the exercise of stock options	62,779	50,883	64,063	35,701
Acquisition-related unregistered shares held in escrow	—	600,400	—	600,400

Dilutive weighted average common shares outstanding	41,872,694	43,057,926	41,968,656	42,298,388

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Approximately 0.9 million and 1.1 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended September 30, 2011 and October 1, 2010, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

4. Comprehensive Income

Comprehensive income is summarized below (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Net income	$4,346	$4,107	$12,076	$11,228
Change in cumulative foreign currency on translation adjustment	(907)	1,072	(113)	(139)

Comprehensive income	$3,439	$5,179	$11,963	$11,089

5. Restructuring

As of September 30, 2011 and December 31, 2010, the Company had restructuring expense accruals related to the closure and consolidation of facilities and related exit costs recorded in fiscal years 2001, 2002, 2005 and 2009. The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Severance and Other	Consolidation of
	Employee Costs	Facilities	Total
Accrual balance at December 31, 2010	$171	$1,826	$1,997
Expenditures	(171)	(1,170)	(1,341)

Accrual balance at September 30, 2011	$—	$656	$656

6. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Accounts receivable	$27,235	$22,115
Unbilled revenue	11,865	10,951
Allowance for doubtful accounts	(591)	(1,486)

Accounts receivable and unbilled revenue, net	$38,509	$31,580

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

7. Stock Based Compensation

During the quarter and nine months ended September 30, 2011, the Company issued 14,500 and 1,839,538 restricted stock units, respectively, at a weighted average grant-date fair value of $4.22 per share and $3.64 per share, respectively. As of September 30, 2011, the Company had 3,041,073 restricted stock units outstanding at a weighted average grant-date fair value of $3.36 per share. As of September 30, 2011, $5.7 million of total restricted stock unit compensation expense related to nonvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.09 years.

As of September 30, 2011, the Company had 810,237 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.38 per share. As of September 30, 2011, $1.3 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of 2.28 years.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 30, 2011, the Company repurchased 269 thousand shares of its common stock at an average price of $3.59 per share, for a total cost of $967 thousand. During the nine months ended September 30, 2011, the Company repurchased 1.8 million shares of its common stock at an average price of $3.96, for a total cost of $7.0 million. As of September 30, 2011, the Company had $2.5 million available under its repurchase plan.

9. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
Revenue:
North America	$44,277	$42,820	$132,488	$123,347
International (primarily European countries)	13,658	9,485	37,118	29,371

Total revenue	$57,935	$52,305	$169,606	$152,718

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 30,	December 31,
	2011	2010
Long-lived assets:
North America	$73,446	$71,625
International (primarily European countries)	15,929	15,593

Total long-lived assets	$89,375	$87,218

As of September 30, 2011, foreign assets included $15.1 million of goodwill and $141 thousand of intangible assets, related to acquisitions. As of December 31, 2010, foreign assets included $15.0 million of goodwill and $188 thousand of intangible assets related to aquisitions.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
The Hackett Group	$46,972	$42,925	$136,578	$128,003
ERP Solutions	10,963	9,380	33,028	24,715

Total revenue	$57,935	$52,305	$169,606	$152,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the proprietary Hackett benchmarking database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients optimize performance and returns on business transformation investments.

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 5,000 benchmark studies over 18 years at over 3,000 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups and includes EPM Technologies. “ERP Solutions” encompasses our ERP technology groups, which include SAP and Oracle. The acquisition of Archstone Consulting in late 2009 brought a strong EPM Transformation group to Hackett. This allowed us to combine the acquired transformation skills with our existing EPM technology group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. We have decided to recast the revenue of the EPM technology group, which was previously reflected under Technology Solutions, into The Hackett Group service line and recast all reported numbers to best reflect this integration of brand and go-to-market focus in our reporting.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
Revenue:
Revenue before reimbursements	$51,574	100.0%	$47,343	100.0%	$150,913	100.0%	$137,160	100.0%
Reimbursements	6,361		4,962		18,693		15,558

Total revenue	57,935		52,305		169,606		152,718
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	32,739	63.5%	29,144	61.6%	95,814	63.5%	85,200	62.1%
Reimbursable expenses	6,361		4,962		18,693		15,558

Total cost of service	39,100		34,106		114,507		100,758
Selling, general and administrative costs	14,324	27.8%	14,285	30.2%	42,599	28.2%	42,435	30.9%

Total costs and operating expenses	53,424		48,391		157,106		143,193

Income from operations	4,511	8.7%	3,914	8.3%	12,500	8.3%	9,525	6.9%

Other income:
Non-cash acquisition earn-out shares re-measurement gain	—		—		—		1,727
Interest income	11	0.0%	7	0.0%	24	0.0%	17	0.0%

Income before income taxes	4,522	8.8%	3,921	8.3%	12,524	8.3%	11,269	8.2%
Income taxes	176	0.4%	(186)	-0.4%	448	0.3%	41	0.0%

Net income	$4,346	8.4%	$4,107	8.7%	$12,076	8.0%	$11,228	8.2%

Quarter and Nine Months Ended September 30, 2011 versus Quarter and Nine Months Ended October 1, 2010

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations.

Total Company revenue for the quarter and nine months ended September 30, 2011 increased 11% to $57.9 million and 11% to $169.6 million, respectively, as compared to the quarter and nine months ended October 1, 2010. The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010
The Hackett Group	$46,972	$42,925	$136,578	$128,003
ERP Solutions	10,963	9,380	33,028	24,715

Total revenue	$57,935	$52,305	$169,606	$152,718

The Hackett Group revenue increased 9% and 7% for the quarter and nine months ended September 30, 2011, respectively, as compared to the quarter and nine months ended October 1, 2010. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 24% and 22% of Hackett’s total revenue for the quarter and nine months ended September 30, 2011, respectively, as compared to 18% and 19% for the quarter and nine months ended October 1, 2010, respectively, as a result of improving demand across domestic and international markets that we serve.

ERP Solutions revenue increased 17% and 34% for the quarter and nine months ended September 30, 2011, respectively, as compared to the quarter and nine months ended October 1, 2010, as a result of increased demand across all ERP service groups.

During the quarter and nine months ended September 30, 2011, no customer accounted for more than 3% of our total revenue. During the quarter ended October 1, 2010, one customer accounted for 4% of our total revenue, and during the nine months ended October 1, 2010, two customers accounted for 5% each of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 12%, or $3.6 million, and 12%, or $10.6 million, for the quarter and nine months ended September 30, 2011, respectively, as compared to the quarter and nine months ended October 1, 2010, primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements increased to 64% for both the quarter and nine months ended September 30, 2011, from 62% for both the quarter and nine months ended October 1, 2010, primarily due to increased headcount.

The Hackett Group generated gross margin as a percentage of revenue before reimbursements of 40% and 39% for the quarter and nine months ended September 30, 2011, respectively, as compared to ERP Solutions, which generated gross margin as a percentage of revenue before reimbursements of 32% and 34%, for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $14.3 million and $42.6 million for the quarter and nine months ended September 30, 2011, respectively, and $14.3 million and $42.4 million for the quarter and nine months ended October 1, 2010, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements was 28% for both the quarter and nine months ended September 30, 2011, as compared to 30% and 31%, for the quarter and nine months ended October 1, 2010, respectively, primarily due to selling, general and administrative leverage on increased revenue.

Non-Cash Acquisition Earn-out Shares Re-measurement Gain. Fluctuations in the share price of our common stock and the reduction of earn-out shares resulted in non-cash gains in interim reporting periods until the final determination of the earn-out shares related to the Archstone acquisition was completed in the second quarter of 2010. As a result, for the nine months ended October 1, 2010, we recorded a non-cash re-measurement gain of $1.7 million in the consolidated statement of operations.

Income Taxes. We recorded income tax expense of $176 thousand and $448 thousand for the quarter and nine months ended September 30, 2011, respectively, which reflected an estimated annual tax rate of 3.9% and 3.6%, respectively, for certain foreign and state taxes. For the quarter and nine months ended October 1, 2010, we recorded an income tax benefit of $186 thousand and income tax expense of $41 thousand, respectively, which reflected estimated annual tax rate benefit of 4.7% and an estimated annual tax rate expense of 0.4%, respectively, for certain federal and state taxes.

Liquidity and Capital Resources

As of September 30, 2011 and December 31, 2010, we had $18.0 million and $25.3 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $1.6 million on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 30,	October 1,
	2011	2010
Cash flows from operating activities	$3,370	$14,350
Cash flows from investing activities	$(4,155)	$(2,853)
Cash flows from financing activities	$(6,692)	$(3,455)

Net cash provided by operating activities was $3.4 million for the nine months ended September 30, 2011, as compared to $14.4 million for the nine months ended October 1, 2010. During the nine months ended September 30, 2011, net cash provided by operating activities was primarily attributable to net income, excluding non-cash activity, offset by the payout of the 2010 incentive compensation awards and, to a lesser extent, by an increase in accounts receivable and unbilled revenue as a result of increased revenue.

During the nine months ended October 1, 2010, net cash provided by operating activities was primarily attributable to increased net income and a 16 day decrease in days sales outstanding, partially offset by increased accounts receivable and unbilled revenue.

Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2011, as compared to $2.9 million for the nine months ended October 1, 2010. During the nine months ended September 30, 2011, cash used in investing activities primarily related to capital expenditures for Hackett Performance Exchange development, as well as the global roll out of new laptops which takes place every three to four years. During the nine months ended October 1, 2010, cash used in investing activities primarily related to capital expenditures and an increase in cash on deposit with a financial institution as collateral for a letter of credit related to an operating lease.

Net cash used in financing activities was $6.7 million for the nine months ended September 30, 2011, as compared to $3.5 million for the nine months ended October 1, 2010. Cash used in financing activities for the nine months ended September 30, 2011 was primarily attributable to the repurchase of 1.8 million shares of our common stock at an average price of $3.96 per share, for a total cost of $7.0 million. Net cash used in financing activities for the nine months ended October 1, 2010 was primarily attributable to the repurchase of 1.2 million shares of our common stock at an average price of $3.08 per share, for a total cost of $3.7 million.

Under our repurchase plan, we may buy back shares from time to time either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. As of September 30, 2011, we had $2.5 million available under the repurchase plan.

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

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see “Item 1. Financial Statements” in Part I of this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

At September 30, 2011, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

We invest only with high credit quality issuers. We do not invest in derivative financial instruments.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

Item 4.	Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A.	Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011, the Company repurchased 269 thousand shares of its common stock at a cost of $967 thousand under the Company’s share repurchase plan, which was originally approved by the Board of Directors in 2002. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of July 1, 2011	—	$—	—	$3,470,254
July 2, 2011 to July 29, 2011	—	$—	—	$3,470,254
July 30, 2011 to August 26, 2011	115,376	$3.59	—	$3,056,487
August 27, 2011 to September 30, 2011	153,757	$3.60	—	$2,502,813

	269,133	$3.59	—

Item 6.	Exhibits.

See Index to Exhibits on page 16, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this report, with the exception of interactive data filed deemed not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 9, 2011	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.