Form 10-K
period 2011-12-30
HACKETT GROUP, INC.
filed 2012-02-24
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-24343

The Hackett Group, Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0750100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Brickell Bay Drive, Suite 3000 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(305) 375-8005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.001 per share	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $128,301,791 on July 1, 2011 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on February 17, 2012 was 40,884,440.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2012 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions, foreign exchange rates and interest rates. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

GENERAL

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett”). We were originally incorporated on April 23, 1997. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 7,000 benchmarking studies, executives use Hackett’s empirically based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group (acquired in November 2009), Hackett offers Strategy and Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Enterprise Resource Planning Solutions group (“ERP Solutions”), Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with over 3,000 major corporations and government agencies, including 97% of the Dow Jones Industrials, 86% of the Fortune 100, 90% of the DAX 30 and 48% of the FTSE 100.

In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors.

As expected, during 2011 we experienced gradual economic and client demand improvement in U.S. and Western European markets that we primarily serve, consistent with the tepid economic growth that these markets experienced. This was a noticeable improvement from the challenging economic environment that we experienced throughout most of 2009, but less than would be expected in a normal economic recovery. As we head into 2012, we expect gradual improvement in economic conditions in the U.S., however, we will be more cautious about our expectation for improved demand in Western Europe. Global organizations will continue to recognize the need to drive sustainable productivity improvement as they look to be competitive in the growing but complex global economy. Global growth opportunities require organizations to build global standards and to drive operating excellence based on the regional growth opportunities defined by the markets that they serve. We believe that many organizations have yet to make the global and regional organizational changes commensurate with the varying regional market conditions. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of gradual but continued global volatility. We will continue to ensure that our clients understand that our unique intellectual capital along with our expanding implementation expertise will enable them to make the necessary improvements in a targeted and timely manner.

Specifically, organizations must make certain that they have an operating platform or service delivery strategy that ensures that their underlying business processes allow them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes while leveraging global standards, but executing based on the specific regional requirements. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to centralize, standardize and automate business processes and to do so by leveraging educated, low-cost labor markets. In today’s environment, clients must be clearly convinced that you are uniquely qualified to help them achieve their targeted results in a timely manner.

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

Similarly, we integrate Hackett-Certified™ practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages from Oracle, Hyperion and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. BPIs establish the foundation for improved performance.

We believe the combination of optimized processes, best practice-based business applications and enhanced business intelligence environments allow our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help the client without regard to where they are in their performance improvement lifecycle.

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

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 7,000 benchmark studies over 18 years at over 3,000 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

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

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. The Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.

•

Introduce New IP–centric Offerings. In 2011, we launched the introduction of a new performance management offering called the “Hackett Performance Exchange.” This new dashboard offering allows us to measure, benchmark and estimate the performance improvement opportunity of key operating processes on a monthly basis. This offering securely extracts operating information directly from a client’s ERP system which allows them to measure and compare their performance to Hackett peer and world class standards. Most importantly, this solution is fully automated, requiring limited client time to set up and can be viewed utilizing a laptop with secured web access. This new offering, if successful, may help enhance our business model by creating a powerful and continuous relationship with a client. It could also increase key operating data that will allow us to improve the proprietary performance insight we can deliver through all of our other offerings. Since this offering was launched to clients in the latter part of 2011 with a six month free trial period, we have yet to establish the commercial contribution it will have on our business model.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their investments. Our clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.

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

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 3,000 organizations globally. This includes 97% of the Dow Jones Industrials, 86% of the Fortune 100, 90% of the DAX 30 and 48% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including SG&A, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 1,900 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

Through REL, a global leader in generating cash flow improvement from working capital, we offer services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

Through Archstone, we offer services which specialize in industry supply chain and procurement consulting and advisory competencies.

In 2012, we plan to bundle our new Hackett Performance Exchange offering along with our Advisory, Benchmarking and Transformation offerings. This new marketing effort will be named Hackett HD (High Definition). The idea is to allow clients to experience the benefit of our new performance dashboard, whenever appropriate.

ERP Solutions

Our ERP Solutions professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on the following application providers: Oracle, SAP, and leading time and attendance providers. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our ERP Solutions teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide offshore application development and support services. These services include post-implementation support for select business application platforms. Our ERP Solutions group also includes a division responsible for the sale and maintenance support of the SAP suite of ERP applications.

See Note 1 and Note 17 in the notes to the consolidated financial statements regarding segment reporting and geographic and service group information.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2011, 2010 and 2009, our ten most significant clients accounted for 22%,26% and 28% of revenue, respectively, and one client generated 3%, 4% and 6% of total revenue, respectively. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. Our Hackett and BPI message have remained the central focus of our marketing and communications programs in 2011, which helped to expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. For our ERP Solutions groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

TALENT MANAGEMENT

We fully believe that our culture fosters intellectual creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution. Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•	Continuous development of our associates, our unique content business model and our knowledge base;

•	Diversity of backgrounds, skills and experiences;

•	Knowledge capture, contribution and utilization; and

•	Collaboration with one another, our partners and our clients.

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

As of December 30, 2011, we had 914 associates, 78% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France our associates enjoy the benefit of certain government mandated regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. The mission of our Community Councils, which operate in each of the cities where we have offices, is to strive to make the markets, communities and clients we serve better than how we found them. We do so by building a strong sense of community, with collaboration and personal interaction from all of our associates, through both volunteer and service programs and social gatherings.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2011, our ten largest clients accounted for 22% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

Difficulties in integrating businesses we acquire in the future may demand time and attention from our senior management.

Integrating businesses we acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability, or realize sufficient revenue to justify our investment. If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with a 30 days’ notice and without penalty. As a result, if we lose a major client or large client engagement, our revenue will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large engagement, our business, financial condition, and results of operations could be materially and adversely affected. Also, if we fail to collect a large accounts receivable, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

We also derive a portion of our revenue from annual memberships for our Executive Advisory Programs. Our growth prospects therefore depend on our ability to achieve and sustain renewal rates on programs and to successfully launch new programs. Failure to achieve renewal rate levels or to successfully launch new programs and services could have an adverse effect on our operating results.

We may lose money in the introduction of new offerings.

In 2011, we introduced a new software as a service performance management offering called Hackett Performance Exchange. We have invested over $5.0 million in the development of this new offering. At this time, there is no assurance that we will recover our investment or develop the requisite number of paid client contracts necessary to adequately cover our product development and support costs associated with this initiative.

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

We have increasing international operations, where we earn revenue and incur costs in various foreign currencies, primarily the British Pound, the Euro and the Australian Dollar. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenue, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenue and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. Dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2015. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Almere, Paris, Hyderabad, Melbourne and Sydney. As of December 30, 2011, we had operating leases that extend through December 2016. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2011
Fourth Quarter	$4.70	$3.20
Third Quarter	$5.24	$3.17
Second Quarter	$5.21	$3.75
First Quarter	$4.00	$3.15

2010
Fourth Quarter	$4.30	$3.35
Third Quarter	$4.49	$2.70
Second Quarter	$3.79	$2.65
First Quarter	$3.01	$2.28

The closing sale price for the common stock on February 8, 2012 was $4.09

As of February 17, 2012, there were 312 holders of record of our common stock and 40,884,440 shares of common stock outstanding.

Our new credit agreement, entered into on February 21, 2012, contains restrictions on our ability to declare dividends and repurchase shares.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2012 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 29, 2006 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 29, 2006.

	12/29/06	12/28/07	1/2/09	1/1/10	12/31/10	12/30/11

The Hackett Group, Inc.	$100.00	$146.75	$93.18	$90.26	$113.96	$121.43
NASDAQ Composite Index	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
Peer Group	$100.00	$120.25	$72.24	$63.24	$63.90	$72.90

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company. eLoyalty Corporation ceased trading in 2011 and therefore, is no longer included in the Peer Group.

Company Dividend Policy

We have not paid any cash dividends on our common stock, nor do we expect to pay any in the foreseeable future.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions. As of December 30, 2011, the cumulative authorization was for up to $75.0 million, with $0.6 million available for future purchases. In 2011, we repurchased $9.0 million of our common stock. This brings our cumulative purchases under the plan to $74.4 million.

All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended December 30, 2011:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program

Balance as of December 31, 2010	—	$—	—	$4,513,383
January 1, 2011 to September 30, 2011	1,772,260	$3.96	1,772,260	$2,502,813	*
October 1, 2011 to October 28, 2011	10,600	$3.74	10,600	$2,463,148
October 29, 2011 to November 25, 2011	136,600	$3.57	136,600	$1,975,080
November 26, 2011 to December 30, 2011	413,600	$3.43	413,600	$556,258

	2,333,060	$3.84	2,333,060

*	During the nine months ended September 30, 2011, our Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $75.0 million.

On February 22, 2012, we commenced a tender offer to purchase up to $55.0 million in value of shares of our common stock, $0.001 par value per share (the “Shares”), at a price not greater than $5.00 nor less than $4.25 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”). The Offer is scheduled to expire on March 21, 2012, unless extended by us. The Offer does not reduce the amount of the remaining authorization available for future share repurchases. (See Note 19 in the notes to the consolidated financial statements).

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth selected financial information for the Company as of and for each of the years in the five-year period ended December 30, 2011, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Revenue before reimbursements	$200,435	$180,899	$129,019	$173,217	$158,973
Reimbursements	24,682	20,449	13,681	18,884	18,035

Total revenue (1)	225,117	201,348	142,700	192,101	177,008
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	126,421	112,692	84,407	96,844	91,853
Reimbursable expenses	24,682	20,449	13,681	18,884	18,035

Total cost of service	151,103	133,141	98,088	115,728	109,888
Selling, general and administrative costs	56,773	55,755	46,215	58,474	60,746
Restructuring costs	—	—	5,437	—	—
Collections from misappropriation	—	—	—	—	(2,574)

Total costs and operating expenses	207,876	188,896	149,740	174,202	168,060

Income (loss) from operations	17,241	12,452	(7,040)	17,899	8,948
Other income (loss):
Non-cash acquisition earn-out shares re-measurement gain	—	1,727	—	—	—
Interest income, net	33	22	51	442	775
Loss on marketable investments	—	—	(35)	—	(450)

Income (loss) before income taxes	17,274	14,201	(7,024)	18,341	9,273
Income tax (benefit) expense (2)	(4,495)	(26)	(212)	465	278

Net income (loss)	$21,769	$14,227	$(6,812)	$17,876	$8,995

Basic net income (loss) per common share:
Net income (loss) per common share	$0.55	$0.35	$(0.18)	$0.44	$0.20
Weighted average common shares outstanding	39,895	40,349	38,240	40,471	44,127

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.52	$0.34	$(0.18)	$0.43	$0.20
Weighted average common and common equivalent shares outstanding	41,875	42,372	38,240	41,498	44,978

Consolidated Balance Sheets Data:
Cash and cash equivalents	$32,936	$25,337	$15,004	$32,060	$20,061
Marketable investments	$—	$—	$—	$1,727	$7,032
Restricted cash	$885	$1,610	$1,475	$600	$600
Working capital	$42,013	$27,243	$11,435	$24,301	$25,397
Total assets	$167,426	$150,801	$136,535	$133,664	$135,459
Shareholders’ equity	$130,248	$113,240	$98,252	$93,917	$98,819

(1)	In November 2009, we acquired Archstone. As a result of the acquisition, total revenue included $5.6 million in the 2009 results of operations.
(2)	Fiscal year 2011 includes the benefit for the release of $5.3 million of deferred income tax asset valuation allowance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 7,000 benchmark studies over 18 years at over 3,000 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. “ERP Solutions” encompasses our ERP technology groups, which include SAP and Oracle. The acquisition of Archstone Consulting (“Archstone”) in late 2009 brought a strong EPM Transformation group to Hackett. This allowed us to combine the acquired transformation skills with our existing technology EPM group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. We recast the revenue of the EPM technology group, which was previously reflected under Hackett Technology Solutions, into The Hackett Group service line and recast all reported numbers, to best reflect this integration of brand and go-to-market focus in our reporting.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgment on issues that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

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

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to recognize in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, our project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If our estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenue that will be generated by the contract. These costs are included in total cost of service.

Revenue from advisory services is recognized ratably over the life of the client agreements.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our clients not making required payments. Periodically, we review accounts receivable to assess our estimates of collectability. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. As of December 30, 2011, neither of our reporting units were at risk of failing step one, as pursuant to ASC 350.

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

In accordance with FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, we adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. We report penalties and tax-related interest expense as a component of income tax expense.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2011, 2010 and 2009 ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Year Ended
	December 30, 2011		December 31, 2010		January 1, 2010
Revenue:
Revenues before reimbursements	$200,435	100.0%	$180,899	100.0%	$129,019	100.0%
Reimbursements	24,682		20,449		13,681

Total revenue	225,117		201,348		142,700

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	126,421	63.1%	112,692	62.3%	84,407	65.4%
Reimbursable expenses	24,682		20,449		13,681

Total cost of service	151,103		133,141		98,088

Selling, general and administrative costs	56,773	28.3%	55,755	30.8%	46,215	35.8%
Restructuring costs	—		—		5,437

Total costs and operating expenses	207,876		188,896		149,740

Income (loss) from operations	17,241	8.6%	12,452	6.9%	(7,040)	-5.5%

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—		1,727		—
Interest income, net	33	0.0%	22	0.0%	51	0.0%
Loss on marketable investments	—		—		(35)

Income (loss) before income taxes	17,274	8.6%	14,201	7.9%	(7,024)	-5.4%
Income tax benefit	(4,495)	-2.2%	(26)	0.0%	(212)	-0.1%

Net income (loss)	$21,769	10.8%	$14,227	7.9%	$(6,812)	-5.3%

Comparison of 2011 to 2010

Overview. We reported net income of $21.8 million in 2011 and $14.2 million in 2010. The increase in net income was primarily driven by improved U.S. customer demand which generated higher revenue and operating margins which benefited from improved leverage on selling, general and administrative costs.

Revenue. We are a global Company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2011 and 2010.

Hackett total revenue increased 12% in 2011, as compared to 2010. The following table summarizes revenue (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010

The Hackett Group	$181,824	$167,019
ERP Solutions	43,293	34,329

Total revenue	$225,117	$201,348

The Hackett Group revenue increased 9% to $181.8 million in 2011, as compared to $167.0 million in 2010. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 22% of Hackett’s total revenue in 2011, as compared to 21% in 2010. These increases are primarily a result of improving demand in the U.S. and internationally, primarily from our recent entry into the Australian market.

The ERP Solutions group revenue increased 26% to $43.3 million in 2011, as compared to $34.3 million in 2010, primarily due to increased demand across both ERP service groups.

Reimbursements as a percentage of total revenue were comparable at 11% and 10% during 2011 and 2010, respectively. In 2011 and 2010, no customer accounted for more than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 12% to $126.4 million in 2011 from $112.7 million in 2010. The increase in cost of service before reimbursable expenses was primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased slightly to 63% in 2011 from 62% in 2010. This increase was primarily due to the increased headcount discussed above. As a percentage of total revenue, The Hackett Group generated gross margins of 35% in 2011, compared to ERP Solutions which generated gross margins of 31% for the same period. As a percentage of revenue before reimbursements, The Hackett Group generated gross margins of 39% in 2011 and 2010. ERP Solutions generated gross margins as a percentage of revenue before reimbursements of 35% in 2011, as compared to 40% in 2010. ERP Solutions margins decreased from 2010, primarily due to the increased headcount.

Selling, General and Administrative. Selling, general and administrative costs increased 2% to $56.8 million in 2011 from $55.8 million in 2010. As a percentage of revenue before reimbursements, selling, general and administrative costs decreased to 28% in 2011 from 31% in 2010, primarily due to selling, general and administrative leverage on increased revenue.

Income Taxes. In 2011, we recorded an income tax benefit of $4.5 million, which represented an effective tax rate benefit of 26.0% of our income before income tax, primarily due to the partial release of the valuation allowance related to the U.S. federal net operating loss carryforward. In 2010, we recorded an income tax benefit of $26 thousand, which represented an effective tax rate benefit of 0.2% of our income before income tax.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We have $40.5 million of U.S. federal net operating loss carryforwards as of December 30, 2011, most of which will expire by 2022 if not utilized. There has been a partial release of the valuation allowance related to U.S. federal net operating loss carryforwards. As of December 30, 2011, we had $12.4 million of foreign net operating loss carryforwards, of which $4.9 million related to operations in the U.K., $3.0 million related to operations in France and $2.4 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. A valuation allowance continues to be provided, primarily for the majority of the foreign operating loss carryforwards. (See Note 10 in the notes to the consolidated financial statements.)

Comparison of 2010 to 2009

Overview. We reported net income of $14.2 million in 2010, primarily driven by improved U.S. customer demand which generated higher consultant utilization and operating margin improvements, and from the incremental operating margin contribution resulting from the Archstone acquisition completed in November 2009. We reported a net loss of $6.8 million in 2009, primarily related to acquisition-related restructuring charges and other one-time costs that were incurred as a result of the Archstone acquisition, as well as the negative impact of the global recession on client demand.

Revenue. As previously discussed, we are a global Company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound and Euro.

Hackett total revenue increased 41% in 2010, as compared to 2009. The following table summarizes revenue (in thousands):

	Year Ended
	December 31, 2010	January 1, 2010

The Hackett Group	$167,019	$119,665
ERP Solutions	34,329	23,035

Total revenue	$201,348	$142,700

The Hackett Group’s revenue increased 40% to $167.0 million in 2010, as compared to $119.7 million in 2009. The increase in The Hackett Group revenue was primarily as a result of the Archstone acquisition which closed in November 2009. The Hackett Group’s international revenue accounted for 21% of total Hackett revenue in 2010, as compared to 25% in 2009. The decrease was mostly a result of Archstone revenue, which is primarily a U.S.-based business, and from continuing weakness in European client demand.

ERP Solutions group revenue increased 49% to $34.3 million in 2010, as compared to $23.0 million in 2009. The increase in ERP Solutions revenue was due to increased demand across all service groups.

Reimbursements as a percentage of total revenue were comparable at 10% during 2010 and 2009. In 2010, no customer accounted for more than 5% of our total revenue and in 2009, one customer accounted for 6% of our total revenue.

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

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, decreased to 62% in 2010 from 65% in 2009. This decrease was primarily due to improved consultant utilization across our service groups. As a percentage of total revenue, The Hackett Group generated gross margins of 35% in 2010, compared to ERP Solutions which generated gross margins of 36% for the same period. As a percentage of revenue before reimbursements, The Hackett Group generated gross margins of 39% in 2010, as compared to 37% in 2009. This increase was primarily driven by higher revenue. ERP Solutions generated gross margins as a percentage of revenue before reimbursements of 40% in 2010, as compared to 31% in 2009. ERP Solutions margins increased from 2009, during which the service group was adversely impacted by the global economic environment.

Selling, General and Administrative. Selling, general and administrative costs increased 21% to $55.8 million in 2010 from $46.2 million in 2009. The increase was primarily due to higher 2010 incentive compensation accruals and incremental expenses resulting from the Archstone acquisition. As a percentage of revenue before reimbursements, selling, general and administrative costs decreased to 31% in 2010 from 36% in 2009, primarily due to the effective back-office integration of the Archstone acquisition.

Restructuring Costs. There were no restructuring costs incurred in 2010. Restructuring costs of $5.4 million in 2009 were primarily comprised of $5.9 million resulting from the November acquisition and integration of Archstone related to discounted lease buy-out actions, the down-sizing of facilities, and the related exit costs of those facilities and severance costs.

Income Taxes. In 2010, we recorded an income tax benefit of $26 thousand, which represented an effective tax rate benefit of 0.2% of our income before income tax. In 2009, we recorded an income tax benefit of $212 thousand, which represented an effective tax rate benefit of 3.0% of our loss before income tax.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions. We had $47.8 million of U.S. federal net operating loss carryforwards as of December 31, 2010, most of which will expire by 2022 if not utilized. As of December 31, 2010, a valuation allowance had been provided primarily related to U.S. federal net operating loss carryforwards. Additionally, as of December 31, 2010, we had $14.0 million of foreign net operating loss carryforwards, of which $6.4 million related to operations in the U.K., $3.1 million related to operations in France and $2.4 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. (See Note 10 in the notes to the consolidated financial statements.)

Liquidity and Capital Resources

As of December 30, 2011 and December 31, 2010, we had $32.9 million and $25.3 million of cash and cash equivalents, respectively. As of December 30, 2011 and December 31, 2010, we had $0.9 million and $1.6 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities	$20,315	$19,536
Cash flows from investing activities	$(4,215)	$(3,616)
Cash flows from financing activities	$(8,639)	$(5,626)

Net cash provided by operating activities was $20.3 million in 2011, as compared to $19.5 million in 2010. During 2011, net cash provided by operating activities was primarily attributable to net income, excluding non-cash activity, offset by the payout of the 2010 incentive awards and an increase in accounts receivable and unbilled revenue as a result of increased revenue.

During 2010, net cash provided by operating activities was primarily attributable to net income, excluding non-cash items, and the timing of other vendor payments, partially offset by increased accounts receivable and unbilled revenue.

Net cash used in investing activities was $4.2 million in 2011, as compared to $3.6 million in 2010. During 2011, net cash used in investing activities was primarily attributable to $4.9 million related to capital expenditures for the development of the Hackett Performance Exchange, as well as the global rollout of new laptops which occurs every three to four years. During 2010, net cash used in investing activities was primarily attributable to $3.5 million related to capital expenditures on various internal projects, including the development of the Hackett Performance Exchange.

Net cash used in financing activities was $8.6 million in 2011, as compared to $5.6 million in 2010. During 2011, net cash used in financing activities was primarily attributable to the repurchase of approximately 2.3 million shares of our common stock at an average price of $3.84 per share for $9.0 million. During 2010, net cash used in financing activities was primarily attributable to the repurchase of approximately 1.9 million shares of our common stock at an average price of $3.26 per share for $6.1 million.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional aggregate $70.0 million of our common stock, thereby increasing the total program size to $75.0 million as of December 30, 2011. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 30, 2011, we had repurchased approximately 21.2 million shares of our common stock at an average price of $3.52 per share. We hold repurchased shares of our common stock as treasury stock on our consolidated balance sheets.

On February 22, 2012, we commenced a tender offer to purchase up to $55.0 million in value of shares of our common stock, $0.001 par value per share (the “Shares”), at a price not greater than $5.00 nor less than $4.25 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”). We will retire shares of our common stock repurchased in the Offer. The Offer is scheduled to expire on March 21, 2012, unless extended by us. (See Note 19 in the notes to the consolidated financial statements).

On February 21, 2012, we entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. has agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”). The proceeds of the Term Loan will be used, along with cash on hand, for the purchase of the Shares in the Offer and the payment of all fees and expenses in connection with the Offer. (See Note 19 in the notes to the consolidated financial statements).

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

There were no material capital commitments as of December 30, 2011. The following summarizes our future lease commitments under our non-cancelable operating leases as of December 30, 2011 (in thousands):

Less than 1 year	$1,686
1-3 years	2,567
4-5 years	1,630
After 5 years	—

$5,883

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 30, 2011.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see “Item 8, Financial Statements and Supplementary Data” in Part II of this document.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 30, 2011, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

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

For a discussion of the risks we face as a result of foreign currency fluctuations, please see “Item 1A. Risk Factors” in Part I of this document.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Certified Public Accounting Firm	27

Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010	28

Consolidated Statements of Operations for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	29

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	30

Consolidated Statements of Cash Flows for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	31

Notes to Consolidated Financial Statements	32

Schedule II - Valuation and Qualifying Accounts and Reserves	50

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. as of December 30, 2011 and December 31, 2010 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 30, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at December 30, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Miami, Florida
February 24, 2012

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$32,936	$25,337
Accounts receivable and unbilled revenue, net of allowance of $799 and $1,486 at December 30, 2011 and December 31, 2010, respectively	35,209	31,580
Prepaid expenses and other current assets	9,319	5,056

Total current assets	77,464	61,973

Restricted cash	885	1,610
Property and equipment, net	11,696	8,816
Other assets	1,823	2,779
Goodwill, net	75,558	75,623

Total assets	$167,426	$150,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,433	$5,590
Accrued expenses and other liabilities	28,018	29,140

Total current liabilities	35,451	34,730
Accrued expenses and other liabilities, non-current	1,727	2,831

Total liabilities	37,178	37,561

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 61,315,237 and 60,099,198 shares issued at December 30, 2011 and December 31, 2010, respectively	61	60
Additional paid-in capital	313,202	308,598
Treasury stock, at cost, 21,171,370 and 18,838,310 shares at December 30, 2011 and December 31, 2010, respectively	(74,444)	(65,489)
Accumulated deficit	(103,129)	(124,898)
Accumulated other comprehensive loss	(5,442)	(5,031)

Total shareholders’ equity	130,248	113,240

Total liabilities and shareholders’ equity	$167,426	$150,801

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Revenue:
Revenue before reimbursements	$200,435	$180,899	$129,019
Reimbursements	24,682	20,449	13,681

Total revenue	225,117	201,348	142,700
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,847, $2,340 and $2,204 of stock compensation expense in 2011, 2010 and 2009, respectively)	126,421	112,692	84,407
Reimbursable expenses	24,682	20,449	13,681

Total cost of service	151,103	133,141	98,088
Selling, general and administrative costs (includes $1,758, $1,961 and $800 of stock compensation expense in 2011, 2010 and 2009, respectively)	56,773	55,755	46,215
Restructuring costs	—	—	5,437

Total costs and operating expenses	207,876	188,896	149,740

Income (loss) from operations	17,241	12,452	(7,040)

Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—	1,727	—
Interest income	33	22	51
Loss on marketable investments	—	—	(35)

Income (loss) before income taxes	17,274	14,201	(7,024)
Income tax benefit	(4,495)	(26)	(212)

Net income (loss)	$21,769	$14,227	$(6,812)

Basic net income (loss) per common share:
Net income (loss) per common share	$0.55	$0.35	$(0.18)
Weighted average common shares outstanding	39,895	40,349	38,240

Diluted net income (loss) per common share:
Net income (loss) per common share	$0.52	$0.34	$(0.18)
Weighted average common and common equivalent shares outstanding	41,875	42,372	38,240

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

							Accumulated Other Comprehensive Loss
			Additional Paid in Capital					Total Shareholders’ Equity	Comprehensive Income (Loss)
	Common Stock			Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount

Balance at January 2, 2009	53,408	$53	$285,654	(14,352)	$(53,041)	$(132,313)	$(6,436)	$93,917
Issuance of common stock	4,245	4	13,232	—	—	—	—	13,236
Treasury stock purchased	—	—	—	(2,625)	(6,382)	—	—	(6,382)
Issuance of restricted stock units, net of cancellations	—	—	(574)	—	—	—	—	(574)
Stock compensation expense under ASC 718	—	—	1	—	—	—	—	1
Amortization of restricted stock units	—	—	3,053	—	—	—	—	3,053
Net loss	—	—	—	—	—	(6,812)	—	(6,812)	$(6,812)
Foreign currency translation	—	—	—	—	—	—	1,813	1,813	1,813

Total comprehensive loss	—	—	—	—	—	—	—	—	$(4,999)

Balance at January 1, 2010	57,653	$57	$301,366	(16,977)	$(59,423)	$(139,125)	$(4,623)	$98,252

Issuance of common stock	2,446	3	4,452	—	—	—	—	4,455
Treasury stock purchased	—	—	—	(1,861)	(6,066)	—	—	(6,066)
Issuance of restricted stock units, net of cancellations	—	—	(653)	—	—	—	—	(653)
Amortization of restricted stock units	—	—	3,433	—	—	—	—	3,433
Net income	—	—	—	—	—	14,227	—	14,227	$14,227
Foreign currency translation	—	—	—	—	—	—	(408)	(408)	(408)

Total comprehensive income	—	—	—	—	—	—	—	—	$13,819

Balance at December 31, 2010	60,099	$60	$308,598	(18,838)	$(65,489)	$(124,898)	$(5,031)	$113,240

Issuance of common stock	1,216	1	763	—	—	—	—	764
Treasury stock purchased	—	—	—	(2,333)	(8,955)	—	—	(8,955)
Issuance of restricted stock units, net of cancellations	—	—	(385)	—	—	—	—	(385)
Amortization of restricted stock units	—	—	4,226	—	—	—	—	4,226
Net income	—	—	—	—	—	21,769	—	21,769	$21,769
Foreign currency translation	—	—	—	—	—	—	(411)	(411)	(411)

Total comprehensive income	—	—	—	—	—	—	—	—	$21,358

Balance at December 30, 2011	61,315	$61	$313,202	(21,171)	$(74,444)	$(103,129)	$(5,442)	$130,248

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Cash flows from operating activities:
Net income (loss)	$21,769	$14,227	$(6,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	2,014	1,837	1,862
Amortization expense	811	1,960	1,058
(Reversal) provision for doubtful accounts	(619)	157	93
Loss on foreign currency translation	323	382	610
Non-cash acquisition earn-out shares re-measurement gain	—	(1,727)	—
Non-cash stock compensation expense	4,605	4,301	3,004
Loss on sale of property and equipment	—	—	46
Loss on marketable investments	—	—	35
Release of deferred income tax valuation allowance	(5,257)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(3,010)	(3,667)	4,745
Decrease (increase) in prepaid expenses and other assets	301	(2,319)	702
Increase (decrease) in accounts payable	1,843	1,915	(2,061)
(Decrease) increase in accrued expenses and other liabilities	(2,465)	2,470	(11,920)

Net cash provided by (used in) operating activities	20,315	19,536	(8,638)

Cash flows from investing activities:
Purchases of property and equipment	(4,939)	(3,481)	(2,989)
Decrease (increase) in restricted cash	724	(135)	(875)
Proceeds from sales, calls and maturities of marketable investments	—	—	1,692
Cash acquired in acquisition of business	—	—	3,000

Net cash (used in) provided by investing activities	(4,215)	(3,616)	828

Cash flows form financing activities:
Repayment of borrowings acquired in acquisition	—	—	(3,459)
Proceeds from issuance of common stock	316	440	410
Repurchases of common stock	(8,955)	(6,066)	(6,382)

Net cash used in financing activities	(8,639)	(5,626)	(9,431)

Effect of exchange rate on cash	138	39	185

Net increase (decrease) in cash and cash equivalents	7,599	10,333	(17,056)
Cash and cash equivalents at beginning of year	25,337	15,004	32,060

Cash and cash equivalents at end of year	$32,936	$25,337	$15,004

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(318)	$255	$364

Supplemental disclosure of non-cash investing and financing activities:
Market value on date shares issued to sellers of Archstone Consulting	$—	$4,032	$12,087

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2011, 2010 and 2009 ended on December 30, 2011, December 31, 2010 and January 1, 2010, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments. All of the Company’s non-interest bearing cash balances were fully insured at December 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Restricted cash in 2011 and 2010 related to deposits with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to future employee compensation agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of the accounts receivable. Management also critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, the Company makes estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2011 and 2010 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

	The Hackett Group	Hackett Technology Solutions	Total

Balance at January 1, 2010	$45,379	$31,333	$76,712
Additions/adjustments	(358)	—	(358)
Foreign currency translation adjustment	(731)	—	(731)

Balance at December 31, 2010	44,290	31,333	75,623
Foreign currency translation adjustment	(65)	—	(65)

Balance at December 30, 2011	$44,225	$31,333	$75,558

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 30, 2011	December 31, 2010
Gross carrying amount	$14,699	$14,699
Accumulated amortization	(13,111)	(12,300)
Foreign currency translation adjustment	(11)	(16)

	$1,577	$2,383

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

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities, and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the tax provision.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

The following table reconciles basic and dilutive weighted average shares:

	December 30, 2011	December 31, 2010	January 1, 2010

Basic weighted average common shares outstanding	39,895,422	40,348,749	38,240,460

Effect of dilutive securities:
Unvested restricted stock units issued to employees	1,919,151	1,531,367	—
Common stock issuable upon the exercise of stock options	60,821	41,822	—
Acquisition-related unregistered shares held in escrow	—	450,300	—

Dilutive weighted average common shares outstanding	41,875,394	42,372,238	38,240,460

Dilutive securities not included in diluted weighted average common shares outstanding:
Unvested restricted stock units issued to employees	—	—	616,435
Common stock issuable upon the exercise of stock options	—	—	22,980
Acquisition-related unregistered shares held in escrow	—	—	150,100

	—	—	789,515

There were 0.9 million, 1.1 million, and 1.4 million shares of common stock excluded from the above reconciliation for the years ended 2011, 2010 and 2009, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income (loss) per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses and other liabilities.

As of December 30, 2011 and December 31, 2010, the fair value of all financial instruments approximated their carrying value due to the short-term nature and maturity of these instruments.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2011 and 2010, no customer accounted for more than 5% of total revenue and in 2009, one customer accounted for 6% of total revenue.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Other Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income (loss) consists of and cumulative currency translation adjustments.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. These changes become effective for fiscal years beginning after December 15, 2011, except for the reclassification adjustments out of accumulated other comprehensive income that become effective for fiscal years ending after December 15, 2012. The Company is currently evaluating the impact of adopting these changes.

In September 2011, the FASB issued changes that permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, however, early adoption is permitted. Effective December 30, 2011, the Company adopted these changes. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition and Investing Activities (Continued)

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

The following unaudited pro forma information for the period ended January 1, 2010, includes the operations of Archstone and is provided assuming the acquisition had occurred as of January 3, 2009 (in thousands):

Total revenue	$182,073

Net loss	$(12,073)

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

The Company includes its acquired intangible assets with definite lives in other assets, net in the accompanying consolidated balance sheets. As of December 30, 2011 and December 31, 2010, intangible assets totaled $1.6 million and $2.4 million, respectively, which is net of accumulated amortization of $13.1 million and $12.3 million, respectively, and foreign currency fluctuations for intangible assets denominated in the British Pound and Euro. All of the Company’s intangible assets are expected to be fully amortized by the end of 2014. The estimated future amortization expense of intangible assets as of December 30, 2011 is as follows: $0.5 million in 2012, $0.6 million in 2013 and $0.5 million in 2014.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of December 30, 2011 and December 31, 2010, the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, leases and accrued expenses and other liabilities, approximated the respective fair value due to the short-term nature and maturity of these instruments.

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 30, 2011	December 31, 2010
Accounts receivable	$24,731	$22,115
Unbilled revenue	11,277	10,951
Allowance for doubtful accounts	(799)	(1,486)

	$35,209	$31,580

Accounts receivable as of December 30, 2011 and December 31, 2010, is net of uncollected advanced billings. Unbilled revenue as of December 30, 2011 and December 31, 2010, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 30, 2011	December 31, 2010
Deferred tax asset, net	$6,975	$2,560
Other	2,344	2,496

Total prepaid expenses and other current assets	$9,319	$5,056

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 30, 2011	December 31, 2010
Equipment	$4,154	$10,667
Software	15,516	15,836
Leasehold improvements	460	1,654
Furniture and fixtures	503	940
Automobile	22	26

	20,655	29,123
Less accumulated depreciation	(8,959)	(20,307)

	$11,696	$8,816

Depreciation expense for the years ended December 30, 2011, December 31, 2010, and January 1, 2010 was $2.0 million, $1.8 million, and $1.9 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 30, 2011	December 31, 2010
Accrued compensation and benefits	$5,333	$5,610
Accrued bonuses	7,597	9,354
Accrued restructuring related expenses	594	1,732
Deferred revenue	8,443	6,716
Accrued sales, use, franchise and VAT tax	1,836	1,802
Other accrued expenses	4,215	3,926

Current accrued expenses and other liabilities	28,018	29,140

Accrued restructuring related expenses	9	265
Deferred tax liability, net	1,718	2,566

Non-current accrued expenses and other liabilities	1,727	2,831

Total accrued expenses and other liabilities	$29,745	$31,971

8. Restricted Cash

As of December 30, 2011 and December 31, 2010, the Company had $0.9 million and $1.6 million, respectively, on deposit with financial institutions that served as collateral for letters of credit for operating leases and for amounts related to certain employee compensation agreements.

9. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2016. Rent expense, net of subleases for the years ended December 30, 2011, December 31, 2010 and January 1, 2010 was $2.2 million, $1.8 million and $1.7 million, respectively.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Lease Commitments (Continued)

Future minimum lease commitments under non-cancelable operating leases as of December 30, 2011 are as follows (in thousands):

Rental Payments
2012	$1,686
2013	1,341
2014	1,226
2015	994
2016	636

Total	$5,883

10. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2007 and all significant state, local and foreign matters have been concluded for years through 2007.

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Domestic	$15,999	$14,204	$(325)
Foreign	1,275	(3)	(6,699)

Income (loss) before income taxes	$17,274	$14,201	$(7,024)

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Current tax (benefit) expense
Federal	$32	$(191)	$(294)
State	484	239	72
Foreign	246	(74)	10

	762	(26)	(212)
Deferred tax benefit
Federal	(5,257)	—	—
State	—	—	—
Foreign	—	—	—

	(5,257)	—	—

Income tax benefit	$(4,495)	$(26)	$(212)

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (Continued)

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 30, 2011		December 31, 2010		January 1, 2010
U.S. statutory income tax expense (benefit) rate	35.0%		35.0%		(35.0	) %
State income taxes, net of federal income tax benefit	1.8		1.1		0.7
Valuation allowance (reduction)	(69.3)		(36.7)		15.4
Meals and entertainment	1.3		1.5		2.5
Intangible amortization	—		0.7		1.6
Foreign exchange loss (gain)	0.9		0.4		3.7
Other, net	4.3		(2.2)		8.1

Effective tax rate	(26.0	) %	(0.2	) %	(3.0	) %

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Deferred income tax assets:
Purchased research and development	$79	$184
Allowance for doubtful accounts	316	587
Net operating loss and tax credits carryforward	20,567	23,910
Accrued expenses and other liabilities	5,492	5,694

	26,454	30,375
Valuation allowance	(9,365)	(21,337)

	17,089	9,038

Deferred income tax liabilities:
Depreciation and amortization	(3,836)	(2,002)
Tax over book amortization on goodwill	(8,017)	(6,883)
Other items	21	(153)

	(11,832)	(9,038)

Net deferred income tax asset	$5,257	$—

As of December 30, 2011 and December 31, 2010, the Company had $7.0 million and $2.6 million, respectively, of deferred tax assets, net, included in prepaid and other current assets and $1.7 million and $2.6 million of deferred tax liabilities, respectively, included in accrued expenses and other liabilities, non-current, on its consolidated balance sheets.

As of December 30, 2011, the Company had $40.5 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which expire by 2022 if not utilized. Additionally, at December 30, 2011, the Company had $12.4 million of foreign net operating loss carryforwards, of which $4.9 million related to operations in the UK, $3.0 million related to operations in France and $2.4 million related to operations in Germany. Most of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 30, 2011 and December 31, 2010, the Company had a valuation allowance of $9.4 million and $21.3 million, respectively, to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (Continued)

The undistributed earnings in foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which it operates. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 30, 2011, December 31, 2010 and January 1, 2010 the total amount of accrued income tax-related interest and penalties was $170 thousand.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended December 30, 2011 and December 31, 2010 (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Beginning balance	$170	$370
Reduction due to lapse of applicable statute of limitations	—	(185)
Other	—	(15)

Ending balance	$170	$170

As of December 30, 2011 and December 31, 2010, the ASC 740-10 liability of $170 thousand, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 30, 2011 and December 31, 2010 of $170 thousand, would have a favorable impact on the effective tax rate in future periods.

11. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended December 30, 2011 was $4.6 million. The number of shares available for future issuance under the plans as of December 30, 2011 were 6,471,620. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (Continued)

Stock option activity under the Company’s stock option plans for the year ended December 30, 2011 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	982,328	$5.62
Exercised	(24,000)	2.46
Forfeited or expired	(90,953)	7.23

Outstanding as of December 30, 2011	867,375	$5.53	$1.81	$178,253

Exercisable at December 30, 2011	867,167	$5.53	$1.81	$178,229

A summary of the Company’s stock option activity for the years ended December 31, 2010 and January 1, 2010 was as follows:

	December 31, 2010		January 1, 2010
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,202,380	$5.88	1,327,497	$6.03
Exercised	(17,553)	2.68	(5,500)	2.10
Forfeited or expired	(202,499)	7.45	(119,617)	7.81

Outstanding at end of year	982,328	$5.62	1,202,380	$5.88

Exercisable at end of year	981,870	$5.62	1,201,672	$5.88

Other information pertaining to stock option activity during the years ended December 30, 2011, December 31, 2010 and January 1, 2010 was as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Total fair value of stock options vested	$—	$—	$—
Total intrinsic value of stock options exercised	$41	$11	$8

The following table summarizes information about the Company’s stock options outstanding as of December 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.00 - $ 4.06	157,356	1.4	$2.64	157,148	$2.64
$ 4.07 - $ 8.13	703,361	1.9	6.11	703,361	6.11
$ 8.14 - $12.19	6,650	1.4	12.00	6,650	12.00
$12.20 - $20.32	8	2.0	17.56	8	17.56

	867,375	1.8	$5.53	867,167	$5.53

On February 8, 2012, the Compensation Committee approved the exchange of one half of the existing RSU bonus opportunity for 2012 through 2015 for the Company’s Chief Executive Officer and Chief Operating Officer for a single performance-based stock option grants of 1,912,500 options and 1,004,063 option, respectively, each with an exercise price of $4.00. This performance-based stock option grants vests one-half upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vests upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets. After 2015, the Company expects that the Chief Executive Officer’s and the Chief Operating Officer’s equity compensation will revert to the current structure.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (Continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 30, 2011 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2010	2,211,587	$2.95
Granted	1,896,222	3.65
Vested	(997,005)	3.56
Forfeited	(139,974)	3.04

Nonvested balance as of December 30, 2011	2,970,830	$3.38

The Company recorded restricted stock unit based compensation expense of $3.7 million, $3.6 million and $2.6 million in 2011, 2010 and 2009, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 30, 2011, there was $4.6 million of total restricted stock unit compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.90 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 30, 2011 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2010	841,904	$3.40
Vested	(208,417)	3.67

Nonvested balance as of December 30, 2011	633,487	$3.32

The Company recorded compensation expense of $0.9 million, $0.7 million and $0.4 million, during the years ended December 30, 2011, December 31, 2010 and January 1, 2010, respectively, related to common stock subject to vesting requirements. As of December 30, 2011, there was $1.2 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.07 years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2011, 2010 and 2009, 137,215 shares, 132,015 shares and 168,887 shares, respectively, were issued.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $70.0 million of the Company’s common stock, thereby increasing the total program size to $75.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 30, 2011 and December 31, 2010, the Company had repurchased 21.2 million shares and 18.8 million shares of its common stock, respectively, at an average price of $3.52 and $3.48 per share, respectively. As of December 30, 2011, the Company had $0.6 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

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

13. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2011, 2010 and 2009, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million in each of the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010.

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

No restructuring costs were incurred in 2011, 2010 and 2008.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at January 2, 2009	$—	$4,293	$4,293
2009 Additions, net	3,048	2,378	5,426
2009 Expenditures	(1,051)	(1,536)	(2,587)
2010 Expenditures	(1,826)	(3,309)	(5,135)
2011 Expenditures	(171)	(1,223)	(1,394)

Accrual balance at December 30, 2011	$—	$603	$603

15. Transactions with Related Parties

In connection with the Company’s repurchase of common stock in 2011 and 2010, the Board of Directors approved the Company’s buy back of 393,250 shares and 103,492 shares, respectively, of outstanding common stock from employees of the Company and Board of Directors at an average price of $4.70 and $3.47 per share, respectively. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at December 30, 2011 and December 31, 2010.

16. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

17. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity, is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010
Revenue:
North America	$174,890	$158,231	$106,865
International (primarily European countries)	50,227	43,117	35,835

Total revenue	$225,117	$201,348	$142,700

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Geographic and Service Group Information (Continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30, 2011	December 31, 2010
Long-lived assets:
North America	$73,449	$71,625
International (primarily European countries)	15,628	15,593

Total long-lived assets	$89,077	$87,218

As of December 30, 2011, foreign assets included $14.9 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition. As of December 31, 2010, foreign assets included $15.0 million of goodwill and $0.2 million of intangible assets related to the Archstone acquisition.

In the following table (presented in thousands), The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The ERP Solutions group encompasses the ERP technology groups, which include SAP and Oracle. The acquisition of Archstone in late 2009 brought a strong EPM Transformation group to the Company. This allowed the Company to combine the acquired transformation skills with its existing technology EPM group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. Therefore, the revenue of the EPM technology group, which was previously reflected under Hackett Technology Solutions, has been recast into The Hackett Group service line and all reported numbers have been recast to best reflect this integration of brand and go-to-market focus in the Company’s reporting.

	Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010

The Hackett Group	$181,824	$167,019	$119,547
ERP Solutions	43,293	34,329	23,153

Total revenue	$225,117	$201,348	$142,700

18. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 30, 2011 and December 31, 2010 (in thousands, except per share data):

	Quarter Ended
	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011
Total revenue	$52,862	$58,809	$57,935	$55,511
Income from operations	$3,486	$4,503	$4,511	$4,741
Income before income taxes	$3,487	$4,515	$4,522	$4,750
Net income (1)	$3,327	$4,403	$4,346	$9,693

Basic net income per common share	$0.08	$0.11	$0.11	$0.25
Diluted net income per common share	$0.08	$0.10	$0.10	$0.23

	0000000	0000000	0000000	0000000
	Quarter Ended
	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
Total revenue	$46,728	$53,685	$52,305	$48,630
Income from operations	$1,859	$3,752	$3,914	$2,927
Income before income taxes	$2,808	$4,540	$3,921	$2,932
Net income	$2,698	$4,423	$4,107	$2,999

Basic net income per common share	$0.07	$0.11	$0.10	$0.07
Diluted net income per common share	$0.07	$0.10	$0.10	$0.07

(1)	The quarter ended December 30, 2011 includes the benefit of the release of $5.3 million of deferred income tax asset valuation allowance.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (unaudited) (Continued)

Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

19. Subsequent Events

On February 22, 2012, the Company commenced a tender offer to purchase up to $55.0 million in value of shares of its common stock, $0.001 par value per share (the “Shares”), at a price not greater than $5.00 nor less than $4.25 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the “Offer”). The Offer is scheduled to expire on March 21, 2012.

The Company is conducting the Offer through a procedure commonly called a modified “Dutch auction.” This procedure allows stockholders to select the price, within the specified price range, at which stockholders are willing to sell their Shares. The Company will select the single lowest purchase price, not greater than $5.00 nor less than $4.25 per Share, that will allow the Company to purchase $55.0 million in value of Shares at such price, based on the number of Shares tendered, or, if fewer Shares are properly tendered, all Shares that are properly tendered and not properly withdrawn. The Offer is only being made pursuant to the offering materials and related documentation which the Company has filed with the Securities Exchange Commission, and to which reference is hereby made.

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. has agreed to lend the Company up to $20.0 million from time to time pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan” and together with the Revolver, the “Credit Facility”). The proceeds of the Term Loan will be used, along with cash on hand, for the purchase of the Shares in the Offer and the payment of all fees and expenses in connection with the Offer. Borrowing under the Term Loan is subject to and contingent upon the successful completion of the Offer, as well as the satisfaction of the other customary conditions precedent under the Credit Agreement. In the event that the full $30.0 million is not borrowed under the Term Loan for the purchase of shares in the Offer, up to $10.0 million will remain available for borrowing under the Term Loan to fund future purchases of shares by the Company.

The obligations of the Company under the Credit Facility are guaranteed by certain existing and future material U.S. subsidiaries of the Company (the “U.S. Subsidiaries”) and are secured by substantially all of the existing and future property and assets of the Company and the U.S. Subsidiaries, a 100% pledge of the capital stock of the U.S. Subsidiaries, and a 65% pledge of the capital stock of the Company’s direct foreign subsidiaries (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR rate for one-, two-, three- or six-month interest periods chosen by the Company, in each case plus an applicable margin percentage. The applicable margin percentage is determined from time to time under the Credit Facility based on a senior leverage ratio. The initial applicable margin percentage is 2.0% per annum, in the case of LIBOR rate advances, and 1.25% per annum, in the case of base rate advances.

The Credit Facility matures on February 21, 2017. In addition, subject to certain thresholds and exceptions, the Company will be required to prepay the loans outstanding under the Credit Facility with (i) net cash proceeds from non-ordinary course sales of property and assets of the Company or its subsidiaries, (ii) net cash proceeds from the issuance or incurrence of additional debt or equity securities of the Company or its subsidiaries and (iii) net proceeds from extraordinary receipts as defined in the Credit Agreement.

On February 8, 2012, the Compensation Committee approved the exchange of one half of the existing RSU bonus opportunity for 2012 through 2015 for the Company’s Chief Executive Officer and Chief Operating Officer for a single performance-based stock option grants of 1,912,500 options and 1,004,063 option, respectively, each with an exercise price of $4.00. This performance-based stock option grants vests one-half upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vests upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets. After 2015, the Company expects that the Chief Executive Officer’s and the Chief Operating Officer’s equity compensation will revert to the current structure.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND JANUARY 1, 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense (Recovery)	Write-offs	Balance at End of Year

Year Ended December 30, 2011	$1,486	(619)	(68)	$799

Year Ended December 31, 2010	$1,354	$157	$(25)	$1,486

Year Ended January 1, 2010	$1,631	$93	$(370)	$1,354

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 30, 2011. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 30, 2011 and has expressed an unqualified opinion thereon.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 30, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Miami, Florida
February 24, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2012 Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2012 Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2012 Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive 2012 Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the 2012 Proxy Statement is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 55

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 24, 2012.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	February 24, 2012
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	February 24, 2012
David N. Dungan

/s/ Terence M. Graunke	Director	February 24, 2012
Terence M. Graunke

/s/ Richard Hamlin	Director	February 24, 2012
Richard Hamlin

/s/ John R. Harris	Director	February 24, 2012
John R. Harris

/s/ Edwin A. Huston	Director	February 24, 2012
Edwin A. Huston

/s/ Alan T. G. Wix	Director	February 24, 2012
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

2.2	Asset Purchase Agreement acquiring Archstone Consulting, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Asset Purchase Agreement are not filed herewith. The Asset Purchase Agreement identifies such schedules and exhibits, including the general nature of their content. The Company undertakes to provide such schedules and exhibits to the Securities and Exchange Commission upon request (incorporated by reference to the Registrant’s Form 8-K filed on November 13, 2009).

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of The Hackett Group (incorporated by reference to the Registrant’s Form 8-K filed on March 31, 2008).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-64542)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-108640)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

21.1	Subsidiaries of the Registrant (exhibits filed herewith).

23.1	Consent of BDO USA, LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.