Form 10-Q
period 2012-03-30
HACKETT GROUP, INC.
filed 2012-05-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2012, there were 30,341,431 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 30, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12,794	$32,936
Accounts receivable and unbilled revenue, net of allowance of $905 and $799 at March 30, 2012 and December 30, 2011, respectively	35,195	35,209
Prepaid expenses and other current assets	9,333	9,319

Total current assets	57,322	77,464
Restricted cash	682	885
Property and equipment, net	12,022	11,696
Other assets	2,067	1,823
Goodwill, net	76,016	75,558

Total assets	$148,109	$167,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,423	$7,433
Accrued expenses and other liabilities	22,010	28,018
Current portion of long-term debt	4,737	—

Total current liabilities	31,170	35,451
Accrued expenses and other liabilities, non-current	1,531	1,727
Long-term debt	35,263	—

Total liabilities	67,964	37,178

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 51,501,884 and 61,315,237 shares issued at March 30, 2012 and December 30, 2011, respectively	52	61
Additional paid-in capital	258,905	313,202
Treasury stock, at cost, 21,171,370 shares at March 30, 2012 and December 30, 2011	(74,444)	(74,444)
Accumulated deficit	(99,596)	(103,129)
Accumulated other comprehensive loss	(4,772)	(5,442)

Total shareholders’ equity	80,145	130,248

Total liabilities and shareholders’ equity	$148,109	$167,426

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 30, 2012	April 1, 2011
Revenue:
Revenue before reimbursements	$51,590	$46,957
Reimbursements	5,428	5,905

Total revenue	57,018	52,862
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $760 and $752 of stock compensation expense in the quarters ended March 30, 2012 and April 1, 2011, respectively)	33,149	30,260
Reimbursable expenses	5,428	5,905

Total cost of service	38,577	36,165
Selling, general and administrative costs (includes $507 and $174 of stock compensation expense in the quarters ended March 30, 2012 and April 1, 2011, respectively)	14,782	13,211

Total costs and operating expenses	53,359	49,376

Income from operations	3,659	3,486
Other income (expense):
Interest income	9	1
Interest expense	(27)	—

Income before income taxes	3,641	3,487
Income taxes	108	160

Net income	$3,533	$3,327

Basic net income per common share:
Net income per common share	$0.09	$0.08
Weighted average common shares outstanding	38,524	40,406
Diluted net income per common share:
Net income per common share	$0.09	$0.08
Weighted average common and common equivalent shares outstanding	39,938	41,775

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 30, 2012	April 1, 2011
Net income	$3,533	$3,327
Foreign currency translation adjustment	670	684

Comprehensive income	$4,203	$4,011

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$3,533	$3,327
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	614	452
Amortization expense	137	200
Provision for doubtful accounts	111	29
Loss (gain) on foreign currency translation	51	(67)
Non-cash stock compensation expense	1,267	926
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(97)	(2,938)
Decrease in prepaid expenses and other assets	89	351
Decrease in accounts payable	(3,010)	(140)
Decrease in accrued expenses and other liabilities	(6,528)	(7,383)

Net cash used in operating activities	(3,833)	(5,243)
Cash flows from investing activities:
Purchases of property and equipment	(931)	(1,268)
Decrease in restricted cash	203	—

Net cash used in investing activities	(728)	(1,268)
Cash flows from financing activities:
Debt proceeds	40,000	—
Debt issuance costs	(476)	—
Proceeds from issuance of common stock	364	—
Repurchases of common stock	(55,572)	(2,412)

Net cash used in financing activities	(15,684)	(2,412)
Effect of exchange rate on cash	103	9
Net decrease in cash and cash equivalents	(20,142)	(8,914)
Cash and cash equivalents at beginning of year	32,936	25,337

Cash and cash equivalents at end of period	$12,794	$16,423

Supplemental disclosure of cash flow information:
Cash paid for (refunded from) income taxes	$38	$(418)
Cash paid for interest	$8	$—

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2011 included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended March 30, 2012 are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable and accrued expenses, other liabilities and debt.

As of March 30, 2012 and December 30, 2011, the carrying amount of all financial instruments, with the exception of debt, approximated the respective fair value due to the short-term nature and maturity of these instruments. The carrying amount of the debt approximated the fair value, using Level 2 inputs, due to the short-term variable interest rates based on market rates. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Recently Issued Accounting Standards

In May 2011, the FASB issued guidance to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. These changes become effective for fiscal years beginning after December 15, 2011, except for the reclassification adjustments out of accumulated other comprehensive income that become effective for fiscal years ending after December 15, 2012. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued changes that permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 30, 2012	April 1, 2011
Basic weighted average common shares outstanding	38,523,806	40,406,385
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	1,359,157	1,314,156
Common stock issuable upon the exercise of stock options	55,332	54,493

Dilutive weighted average common shares outstanding	39,938,295	41,775,034

Approximately 3.8 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 30, 2012 and April 1, 2011, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. This increase is from the issuance of performance based options granted during the quarter ended March 30, 2012 (see Note 6).

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 30, 2012	December 30, 2011
Accounts receivable	$25,080	$24,731
Unbilled revenue	11,020	11,277
Allowance for doubtful accounts	(905)	(799)

Accounts receivable and unbilled revenue, net	$35,195	$35,209

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 30, 2012	December 30, 2011
Deferred tax asset, net	$6,788	$6,975
Other	2,545	2,344

Total prepaid expenses and other current assets	$9,333	$9,319

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

5. Debt Facility

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of March 30, 2012, the Company had $30.0 million outstanding on the Term Loan and $10.0 million outstanding on the Revolver. Subsequent to March 30, 2012, the Company repaid $4.0 million on the Revolver.

The obligations of the Company under the Credit Facility are guaranteed by certain existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on a consolidated leverage ratio. The initial applicable margin percentage is 2.0% per annum, in the case of LIBOR rate advances, and 1.25% per annum, in the case of base rate advances.

The Revolver matures on February 21, 2017, and the Term Loan matures in equal quarterly installments beginning October 1, 2012 through February 21, 2017. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

6. Stock Based Compensation

During the quarter ended March 30, 2012, the Company issued 1,366,390 restricted stock units at a weighted average grant-date fair value of $3.90 per share. As of March 30, 2012, the Company had 3,147,696 restricted stock units outstanding at a weighted average grant-date fair value of $3.68 per share. As of March 30, 2012, $8.0 million of total restricted stock unit compensation expense related to nonvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.35 years.

As of March 30, 2012, the Company had 552,839 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.40 per share. As of March 30, 2012, $1.0 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of 1.82 years.

During the quarter ended March 30, 2012, the Company’s Board of Directors’ Compensation Committee approved the exchange of one-half of the existing restricted stock unit bonus opportunity for the Chief Executive Officer and Chief Operating Officer for the fiscal years 2012 through 2015 for a one-time performance-based stock option grant of 1,912,500 options and 1,004,063 options, respectively, each with an exercise price of $4.00 per share. These performance-based stock option grants vest one-half upon the achievement of at least 50% growth (from fiscal year 2011) of pro forma earnings per share (as defined) and the remaining half vests upon the achievement of at least 50% growth of pro forma EBITDA (as defined). Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly.

As of March 30, 2012, the Company had 3,835,905 options outstanding at a weighted average exercise price of $4.34 per share.

7. Shareholders’ Equity

Tender Offer

On March 21, 2012, the Company completed a tender offer to purchase 11.0 million shares of its common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses relating to the tender offer. The 11.0 million shares accepted for purchase represented approximately 27% of the Company’s issued and outstanding shares of common stock at that time.

Treasury Stock

Under the repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 30, 2012, the Company did not repurchase any shares of its common stock through its repurchase plan. As of March 30, 2012, the Company had $0.6 million available under its repurchase plan.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 30, 2012	April 1, 2011
Revenue:
North America	$45,033	$42,062
International (primarily European countries)	11,985	10,800

Total revenue	$57,018	$52,862

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 30, 2012	December 30, 2011
Long-lived assets:
North America	$73,875	$73,449
International (primarily European countries)	16,230	15,628

Total long-lived assets	$90,105	$89,077

As of March 30, 2012, foreign assets included $15.4 million of goodwill related to the Archstone and REL acquisitions and $0.1 million of intangible assets, related to the Archstone acquisition. As of December 30, 2011, foreign assets included $14.9 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	March 30, 2012	April 1, 2011
The Hackett Group	$47,124	$42,816
ERP Solutions	9,894	10,046

Total revenue	$57,018	$52,862

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 30, 2011. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 7,000 benchmark studies over 18 years at over 3,000 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups and includes EPM Technologies. “ERP Solutions” encompasses our ERP Technology groups, which include SAP and Oracle. The acquisition of Archstone Consulting in late 2009 brought a strong EPM Transformation group to Hackett. This allowed us to combine the acquired transformation skills with our existing EPM Technology group, which has been one of The Hackett Group’s growth drivers. The EPM Transformation and Technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. We have decided to recast the revenue of the EPM Technology group, which was previously reflected under Technology Solutions, into The Hackett Group service line and recast all reported numbers to best reflect this integration of brand and go-to-market focus in our reporting.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	March 30, 2012		April 1, 2011
Revenue:
Revenue before reimbursements	$51,590	100.0%	$46,957	100.0%
Reimbursements	5,428		5,905

Total revenue	57,018		52,862
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	33,149	64.3%	30,260	64.4%
Reimbursable expenses	5,428		5,905

Total cost of service	38,577		36,165

Selling, general and administrative costs	14,782	28.7%	13,211	28.1%

Total costs and operating expenses	53,359		49,376

Income from operations	3,659	7.1%	3,486	7.4%
Other income (expense):
Interest, net	(18)		1

Income before income taxes	3,641	7.1%	3,487	7.4%
Income taxes	108	0.3%	160	0.3%

Net income	$3,533	6.8%	$3,327	7.1%

Quarter Ended March 30, 2012 versus Quarter Ended April 1, 2011

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rates did not have a significant impact on comparisons between the quarters ended March 30, 2012 and April 1, 2011.

Total Company revenue for the quarter ended March 30, 2012 increased 8% to $57.0 million, as compared to the quarter ended April 1, 2011. The following table summarizes revenue (in thousands):

	Quarter Ended
	March 30, 2012	April 1, 2011
The Hackett Group	$47,124	$42,816
ERP Solutions	9,894	10,046

Total revenue	$57,018	$52,862

The Hackett Group revenue increased 10% for the quarter ended March 30, 2012, as compared to the quarter ended April 1, 2011. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 21% of total Company revenue for the quarter ended March 30, 2012, as compared to 20% for the quarter ended April 1, 2011, as a result of improved international demand.

ERP Solutions revenue decreased 2% for the quarter ended March 30, 2012, as compared to the quarter ended April 1, 2011.

During the quarter ended March 30, 2012, one customer accounted for 5% of our total Company revenue and during the quarter ended April 1, 2011, one customer accounted for 4% of our total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 10%, or $2.9 million, for the quarter ended March 30, 2012, as compared to the quarter ended April 1, 2011, primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, was 64% for both the quarters ended March 30, 2012 and April 1, 2011. As a percentage of revenue before reimbursements, The Hackett Group generated gross margins of 39% for the quarter ended March 30, 2012, as compared to ERP Solutions, which generated gross margins of 28% for the same period.

Selling, General and Administrative. Selling, general and administrative costs increased 12% to $14.8 million for the quarter ended March 30, 2012, from $13.2 million for the quarter ended April 1, 2011, primarily due to increased incentive compensation and investments in sales and depreciation expense related to the Hackett Performance Exchange. Selling, general and administrative costs as a percentage of revenue before reimbursements were 29% for the quarter ended March 30, 2012, as compared to 28% for the quarter ended April 1, 2011, primarily due to increased incentive compensation and expense related to the Hackett Performance Exchange.

Income Taxes. We recorded income tax expense of $108 thousand for the quarter ended March 30, 2012, which reflected an estimated annual tax rate of 2.9%, for certain foreign and state taxes. For the quarter ended April 1, 2011, we recorded an income tax expense of $160 thousand, which reflected an estimated annual tax rate of 4.6% for certain federal and state taxes. The estimated annual tax rates are reflective of our net operating loss carryforwards.

Liquidity and Capital Resources

As of March 30, 2012 and December 30, 2011, we had $12.8 million and $32.9 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $0.7 million and $0.9 million, respectively, on deposit with financial institutions that primarily served as collateral for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities	$(3,833)	$(5,243)
Cash flows from investing activities	$(728)	$(1,268)
Cash flows from financing activities	$(15,684)	$(2,412)

Cash Flows from Operating Activities

Net cash used in operating activities was $3.8 million for the quarter ended March 30, 2012, as compared to $5.2 million for the quarter ended April 1, 2011. The increase in cash flows is primarily due to a decrease in the payout of incentive compensation awards during the quarter ended March 30, 2012, as compared to the quarter ended April 1, 2011, as well as the benefit of the increase in sales and decrease in days sales outstanding. These cash flow increases were partially offset by higher payments related to accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million for the quarter ended March 30, 2012, as compared to $1.3 million for the quarter ended April 1, 2011. During the quarter ended March 30, 2012 and April 1, 2011, cash used in investing activities primarily related to capital expenditures for Hackett Performance Exchange development. In addition, during the quarter ended April 1, 2011, cash used in investing activities also included the global rollout of new laptops which occurs every three to four years.

Cash Flows from Financing Activities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses relating to the tender offer.

On February 21, 2012, we entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit and up to $30.0 million pursuant to a term loan (the “Credit Facility”). The $40.0 million proceeds from the Credit Facility were used, along with cash on hand, for the purchase of the shares in the tender offer and the payment of all fees and expenses in connection with the tender offer.

Net cash used in financing activities was $15.7 million for the quarter ended March 30, 2012, as compared to $2.4 million for the quarter ended April 1, 2011. The increase in the cash used was primarily attributable to the results of the tender offer.

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

Contractual Obligations

During the quarter ended March 30, 2012, we incurred certain long-term debt obligations pursuant to the Credit Agreement entered into with Bank of America, N.A. For additional information about the Credit Agreement, please see “Liquidity and Capital Resources” above and Note 5, “Debt Facility,” to our consolidated financial statements included in this report.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation,” of this document.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 30, 2012, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or six-month interest periods chosen by us in each case, plus an applicable margin percentage.

We do not invest in derivative financial instruments.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

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

During the quarter ended March 30, 2012, the Company repurchased 11.0 million shares of its common stock at a cost of $55.0 million, excluding fees, under the Company’s tender offer, which was completed on March 21, 2012.

No shares were repurchased during the quarter under the Company’s Board of Director approved repurchase plan. As of March 30, 2012, the Company had $0.6 million of remaining authorization under this program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of December 30, 2011	—	$—	—	$—
December 31, 2011 to January 27, 2012	—	$—	—	$—
January 28, 2012 to February 24, 2012	—	$—	—	$—
February 25, 2012 to March 30, 2012	11,000,000	$5.00	11,000,000	$—

	11,000,000	$5.00	11,000,000

Item 6.	Exhibits.

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

The Hackett Group, Inc.

Date: May 8, 2012	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Credit Agreement, dated as of February 21, 2012, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages thereto and Bank of America, N.A., as lender (incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2012).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.