Form 10-Q
period 2012-06-29
HACKETT GROUP, INC.
filed 2012-08-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of August 2, 2012, there were 30,471,128 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 29, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,806	$32,936
Accounts receivable and unbilled revenue, net of allowance of $833 and $799 at June 29, 2012 and December 30, 2011, respectively	37,078	35,209
Prepaid expenses and other current assets	9,096	9,319

Total current assets	59,980	77,464

Restricted cash	683	885
Property and equipment, net	12,671	11,696
Other assets	1,910	1,823
Goodwill, net	75,633	75,558

Total assets	$150,877	$167,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,713	$7,433
Accrued expenses and other liabilities	25,848	28,018
Current portion of long-term debt	6,316	—

Total current liabilities	38,877	35,451
Accrued expenses and other liabilities, non-current	1,555	1,727
Long-term debt	25,684	—

Total liabilities	66,116	37,178

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 51,582,112 and 61,315,237 shares issued at June 29, 2012 and December 30, 2011, respectively	52	61
Additional paid-in capital	260,223	313,202
Treasury stock, at cost, 21,171,370 shares at June 29, 2012 and December 30, 2011	(74,444)	(74,444)
Accumulated deficit	(95,751)	(103,129)
Accumulated other comprehensive loss	(5,319)	(5,442)

Total shareholders’ equity	84,761	130,248

Total liabilities and shareholders’ equity	$150,877	$167,426

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue:
Revenue before reimbursements	$54,242	$52,382	$105,832	$99,339
Reimbursements	7,042	6,427	12,470	12,332

Total revenue	61,284	58,809	118,302	111,671
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $762 and $812 and $1,522 and $1,564 of stock compensation expense in the quarters and six months ended June 29, 2012 and July 1, 2011, respectively)	34,629	32,815	67,778	63,075
Reimbursable expenses	7,042	6,427	12,470	12,332

Total cost of service	41,671	39,242	80,248	75,407
Selling, general and administrative costs (includes $679 and $489 and $1,186 and $663 of stock compensation expense in the quarters and six months ended June 29, 2012 and July 1, 2011, respectively)	15,123	15,064	29,905	28,275

Total costs and operating expenses	56,794	54,306	110,153	103,682

Income from operations	4,490	4,503	8,149	7,989

Other income (expense):
Interest income	8	12	17	13
Interest expense	(247)	—	(274)	—

Income before income taxes	4,251	4,515	7,892	8,002
Income taxes	406	112	514	272

Net income	$3,845	$4,403	$7,378	$7,730

Basic net income per common share:
Net income per common share	$0.13	$0.11	$0.22	$0.19
Weighted average common shares outstanding	29,290	40,016	33,907	40,211

Diluted net income per common share:
Net income per common share	$0.12	$0.10	$0.21	$0.18
Weighted average common and common equivalent shares outstanding	31,509	42,258	35,724	42,017

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income	$3,845	$4,403	$7,378	$7,730
Foreign currency translation adjustment	(547)	110	123	794

Total comprehensive income	$3,298	$4,513	$7,501	$8,524

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$7,378	$7,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,105	917
Amortization expense	274	404
Provision (reversal) for doubtful accounts	96	(648)
Loss (gain) on foreign currency translation	203	(113)
Non-cash stock compensation expense	2,708	2,227
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(1,964)	(4,812)
Decrease (increase) in prepaid expenses and other assets	354	(189)
(Decrease) increase in accounts payable	(720)	1,151
Decrease in accrued expenses and other liabilities	(3,158)	(5,031)

Net cash provided by operating activities	6,276	1,636

Cash flows from investing activities:
Purchases of property and equipment	(2,104)	(3,336)
Decrease in restricted cash	203	—

Net cash used in investing activities	(1,901)	(3,336)

Cash flows from financing activities:
Debt proceeds	40,000	—
Payment of debt proceeds	(8,000)	—
Debt issuance cost	(482)	—
Proceeds from issuance of common stock	439	316
Repurchases of common stock	(55,587)	(6,041)

Net cash used in financing activities	(23,630)	(5,725)

Effect of exchange rate on cash	125	(37)

Net decrease in cash and cash equivalents	(19,130)	(7,462)
Cash and cash equivalents at beginning of year	32,936	25,337

Cash and cash equivalents at end of period	$13,806	$17,875

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$123	$(396)
Cash paid for interest	$227	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2011, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended June 29, 2012, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt.

As of June 29, 2012 and December 30, 2011, the carrying amount of all financial instruments, with the exception of the debt, approximated the respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to achieve consistent fair value measurements and to clarify certain disclosure requirements for fair value measurements. The guidance includes clarification about when the concept of highest and best use is applicable to fair value measurements, requires quantitative disclosures about inputs used and qualitative disclosures about the sensitivity of recurring Level 3 measurements, and requires the classification of all assets and liabilities measured at fair value in the fair value hierarchy, including those assets and liabilities which are not recorded at fair value but for which fair value is disclosed. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

1. Basis of Presentation and General Information (Continued)

comprehensive income must be reclassified to net income were not changed. These changes became effective for fiscal years beginning after December 15, 2011, except for the reclassification adjustments out of accumulated other comprehensive income that become effective for fiscal years ending after December 15, 2012. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued changes that permit an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined, through the qualitative assessment, that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued changes that permit an entity to make a qualitative assessment of whether it is more likely than not that an indefinite lived intangible asset is impaired before applying the two-step impairment test that is currently in place. If it is determined through the qualitative assessment that an indefinite lived intangible asset’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however, early adoption is permitted. The Company is currently evaluating the impact of adopting these changes.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Basic weighted average common shares outstanding	29,290,450	40,016,097	33,907,128	40,211,241

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	2,159,353	2,167,227	1,759,255	1,740,691
Common stock issuable upon the exercise of stock options	58,934	74,917	57,133	64,705

Dilutive weighted average common shares outstanding	31,508,737	42,258,241	35,723,516	42,016,637

Approximately 3.8 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended June 29, 2012 and July 1, 2011, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. This increase in anti-dilutive shares is from the issuance of performance-based options granted during the quarter ended March 30, 2012 (see Note 6 for further detail).

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 29, 2012	December 30, 2011
Accounts receivable	$28,163	$24,731
Unbilled revenue	9,748	11,277
Allowance for doubtful accounts	(833)	(799)

Accounts receivable and unbilled revenue, net	$37,078	$35,209

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 29, 2012	December 30, 2011
Deferred tax asset, net	$6,654	$6,975
Other	2,442	2,344

Total prepaid expenses and other current assets	$9,096	$9,319

5. Credit Facility

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of June 29, 2012, the Company had $30.0 million outstanding on the Term Loan and $2.0 million outstanding on the Revolver. Subsequent to June 29, 2012, the Company paid off the Revolver balance in full.

The obligations of the Company under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio. Through June 29, 2012, the applicable margin percentage was 2.0% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.25% per annum, in the case of base rate advances.

The Revolver matures on February 21, 2017, and the Term Loan requires amortization principal payments in equal quarterly installments beginning October 1, 2012 through February 21, 2017. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

6. Stock Based Compensation

During the six months ended June 29, 2012, the Company issued 1,382,999 restricted stock units at a weighted average grant-date fair value of $3.91 per share. As of June 29, 2012, the Company had 3,050,869 restricted stock units outstanding at a weighted average grant-date fair value of $3.68 per share. As of June 29, 2012, $7.1 million of total restricted stock unit compensation expense related to nonvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.33 years.

As of June 29, 2012, the Company had 552,839 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.40 per share. As of June 29, 2012, $0.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of 1.57 years.

During the quarter ended March 30, 2012, the Company’s Board of Directors’ Compensation Committee approved the exchange of one-half of the existing restricted stock unit executive bonus opportunity for the fiscal years 2012 through 2015 for one-time performance-based stock option grants of 3,144,563 options, each with an exercise price of $4.00 per share. These performance-based stock option grants vest one-half upon the achievement of at least 50% growth (from fiscal year 2011) of pro forma earnings per share (as defined) and the remaining half vests upon the achievement of at least 50% growth of pro forma EBITDA (as defined). Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly.

As of June 29, 2012, the Company had 3,881,314 options outstanding, of which 82% were performance-based, at a weighted average exercise price of $4.34 per share. Although the targets for the performance-based options have not been achieved, the Company has recorded non-cash compensation expense of $0.2 million and $0.3 million in the quarter and six months ended June 29, 2012, respectively related to these options.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter and six months ended June 29, 2012, the Company did not repurchase any shares of its common stock through its share repurchase plan. As of June 29, 2012, the Company had $0.6 million available under its share repurchase plan.

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue:
North America	$48,186	$46,149	$93,219	$88,211
International (primarily European countries)	13,098	12,660	25,083	23,460

Total revenue	$61,284	$58,809	$118,302	$111,671

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 29, 2012	December 30, 2011
Long-Lived Assets:
North America	$74,493	$73,449
International (primarily European countries)	15,721	15,628

Total long-lived assets	$90,214	$89,077

As of June 29, 2012, foreign assets included $15.1 million of goodwill related to the Archstone and REL acquisitions and $0.1 million of intangible assets, related to the Archstone acquisition. As of December 30, 2011, foreign assets included $14.9 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

9. Geographic and Group Information (Continued)

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
The Hackett Group	$50,104	$46,790	$97,228	$89,606
ERP Solutions	11,180	12,019	21,074	22,065

Total revenue	$61,284	$58,809	$118,302	$111,671

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the proprietary Hackett benchmarking database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients optimize performance and returns on business transformation investments.

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory groups and EPM Technologies. “ERP Solutions” encompasses our ERP Technology groups, which include SAP and Oracle.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Revenue:
Revenue before reimbursements	$54,242	100.0%	$52,382	100.0%	$105,832	100.0%	$99,339	100.0%
Reimbursements	7,042		6,427		12,470		12,332

Total revenue	61,284		58,809		118,302		111,671
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	34,629	63.8%	32,815	62.6%	67,778	64.0%	63,075	63.5%
Reimbursable expenses	7,042		6,427		12,470		12,332

Total cost of service	41,671		39,242		80,248		75,407
Selling, general and administrative costs	15,123	27.9%	15,064	28.8%	29,905	28.3%	28,275	28.5%

Total costs and operating expenses	56,794		54,306		110,153		103,682

Income from operations	4,490	8.3%	4,503	8.6%	8,149	7.7%	7,989	8.0%
Other income (expense):
Interest, net	(239)	-0.5%	12	0.0%	(257)	-0.2%	13	0.1%

Income before income taxes	4,251	7.8%	4,515	8.6%	7,892	7.5%	8,002	8.1%
Income taxes	406	0.7%	112	0.2%	514	0.5%	272	0.3%

Net income	$3,845	7.1%	$4,403	8.4%	$7,378	7.0%	$7,730	7.8%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between the quarters and six months ended June 29, 2012 and July 1, 2011; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. Hackett Technology Solutions was not materially impacted by foreign currency rate fluctuations.

Total Company revenue increased 4% (or 6% in constant currency) and 6% (or 7% in constant currency) for the quarter and six months ended June 29, 2012, respectively, as compared to the quarter and six months ended July 1, 2011. The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
The Hackett Group	$50,104	$46,790	$97,228	$89,606
ERP Solutions	11,180	12,019	21,074	22,065

Total revenue	$61,284	$58,809	$118,302	$111,671

The Hackett Group revenue increased by 7% (or 10% in constant currency) and 9% (or 10% in constant currency) for the quarter and six months ended June 29, 2012, respectively, as compared to the quarter and six months ended July 1, 2011. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 21% (or 24% in constant currency) and 21% (or 23% in constant currency) of total Company revenue for the quarter and six months ended June 29, 2012, as compared to 22% and 21% for the quarter and six months ended July 1, 2011, respectively.

ERP Solutions revenue decreased 7% and 4% for the quarter and six months ended June 29, 2012, respectively, as compared to the quarter and six months ended July 1, 2011, primarily due to lower market demand in the Oracle ERP group.

During the quarter and six months ended June 29, 2012, one customer accounted for 5% of our total Company revenue and during the quarter and six months ended July 1, 2011, no customer accounted for more than 5% of our total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 6%, or $1.8 million, and 7% or $4.7 million for the quarter and six months ended June 29, 2012, respectively, as compared to the quarter and six months ended July 1, 2011, primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, was 64% for both the quarter and six months ended June 29, 2012, as compared to 63% and 64% for the quarter and six months ended July 1, 2011, respectively. As a percentage of revenue before reimbursements, The Hackett Group generated gross margins of 39% for both the quarter and six months ended June 29, 2012, as compared to ERP Solutions, which generated gross margins of 34% and 31% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $15.1 million and $29.9 million for the quarter and six months ended June 29, 2012, respectively, and $15.1 million and $28.3 million for the quarter and six months ended July 1, 2011, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements decreased to 28% for both the quarter and six months ended June 29, 2012, as compared to 29% for both the quarter and six months ended July 1, 2011, primarily due to selling, general and administrative leverage on increased revenue.

Income Taxes. We recorded income tax expense of $406 thousand and $514 thousand for the quarter and six months ended June 29, 2012, respectively, which reflected an estimated annual tax rate of 9.6% and 6.5%, respectively, for certain federal, foreign and state taxes. For the quarter and six months ended July 1, 2011, we recorded income tax expense of $112 thousand and $272 thousand, respectively, which reflected an estimated annual tax rate of 2.5% and 3.4%, respectively, for certain federal and state taxes. During the quarter ended June 29, 2012, we released the remaining balance of our U.S. federal valuation allowance. As this balance did not offset our U.S. federal tax for the quarter, an additional $0.2 million of U.S. federal tax expense was recorded.

Liquidity and Capital Resources

As of June 29, 2012 and December 30, 2011, we had $13.8 million and $32.9 million, respectively, classified in cash and cash equivalents in the accompanying consolidated balance sheets. During these same periods, we had $0.7 million and $0.9 million, respectively, on deposit with financial institutions that primarily served as collateral for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities	$6,276	$1,636
Cash flows from investing activities	$(1,901)	$(3,336)
Cash flows from financing activities	$(23,630)	$(5,725)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.3 million for the six months ended June 29, 2012, as compared to $1.6 million for the six months ended July 1, 2011. The increase in cash flows is primarily due to the benefit of the increase in sales, decrease in days sales outstanding and lower payout of incentive compensation awards during the six months ended June 29, 2012, as compared to the six months ended July 1, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 29, 2012, as compared to $3.3 million for the six months ended July 1, 2011. During the six months ended June 29, 2012 and July 1, 2011, cash used in investing activities primarily related to capital expenditures for the Hackett Performance Exchange development. In addition, during the six months ended July 1, 2011, cash used in investing activities included the global rollout of new laptops which occurs every three to four years.

Cash Flows from Financing Activities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer.

On February 21, 2012, we entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit and up to $30.0 million pursuant to a term loan (the “Credit Facility”). We utilized $40.0 million of proceeds from the Credit Facility, along with cash on hand, for the purchase of the shares in the tender offer and the payment of all fees and expenses in connection with the tender offer.

Net cash used in financing activities was $23.6 million for the six months ended June 29, 2012, as compared to $5.7 million for the six months ended July 1, 2011. The increase in the cash used was primarily attributable to the funding of the tender offer and the pay down of the revolving line of credit.

We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line of credit of $18.0 million as of June 29, 2012) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Contractual Obligations

During the six months ended June 29, 2012, we incurred certain long-term debt obligations pursuant to the Credit Agreement entered into with Bank of America, N.A. For additional information about the Credit Agreement, please see “Liquidity and Capital Resources” above and Note 5, “Credit Facility,” to our consolidated financial statements included in this report.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation,” to our consolidated financial statements included in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At June 29, 2012, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or six-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our second quarter 2012 results of operations.

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

No shares were repurchased during the quarter under the Company’s Board of Director approved share repurchase plan. As of June 29, 2012, the Company had $0.6 million of remaining authorization under this program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares as Part of Publicly Announced Program	Maximum Dollar Value That May Yet be Purchased Under the Program
Balance as of March 30, 2012	—	$—	—	$556,258
March 31, 2012 to April 27, 2012	—	$—	—	$556,258
April 28, 2012 to May 25, 2012	—	$—	—	$556,258
May 26, 2012 to June 29, 2012	—	$—	—	$556,258

	—	$—	—

Item 6.	Exhibits.

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

The Hackett Group, Inc.

Date: August 7, 2012	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Credit Agreement, dated as of February 21, 2012, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages thereto and Bank of America, N.A., as lender (incorporated by reference to the Registrant’s Form 8-K filed on February 23, 2012).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.