Form 10-Q
period 2012-09-28
HACKETT GROUP, INC.
filed 2012-11-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

As of November 1, 2012, there were 30,482,872 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$14,534	$32,936
Accounts receivable and unbilled revenue, net of allowance of $1,116 and $799 at September 28, 2012 and December 30, 2011, respectively	36,482	35,209
Deferred tax asset, net	5,026	6,975
Prepaid expenses and other current assets	2,426	2,344

Total current assets	58,468	77,464
Restricted cash	683	885
Property and equipment, net	12,666	11,696
Other assets	1,759	1,823
Goodwill, net	76,248	75,558

Total assets	$149,824	$167,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,154	$7,433
Accrued expenses and other liabilities	25,359	28,018
Current portion of long-term debt	4,316	—

Total current liabilities	34,829	35,451
Long-term deferred tax liability, net	1,432	1,727
Long-term debt	23,684	—

Total liabilities	59,945	37,178

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 51,651,142 and 61,315,237 shares issued at September 28, 2012 and December 30, 2011, respectively	52	61
Additional paid-in capital	261,811	313,202
Treasury stock, at cost, 21,171,370 shares at September 28, 2012 and December 30, 2011	(74,444)	(74,444)
Accumulated deficit	(93,113)	(103,129)
Accumulated other comprehensive loss	(4,427)	(5,442)

Total shareholders’ equity	89,879	130,248

Total liabilities and shareholders’ equity	$149,824	$167,426

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue:
Revenue before reimbursements	$52,299	$51,574	$158,131	$150,913
Reimbursements	6,322	6,361	18,792	18,693

Total revenue	58,621	57,935	176,923	169,606
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $687 and $765 and $2,209 and $2,329 of stock compensation expense in the quarters and nine months ended September 28, 2012 and September 30, 2011, respectively)	33,414	32,739	101,192	95,814
Reimbursable expenses	6,322	6,361	18,792	18,693

Total cost of service	39,736	39,100	119,984	114,507
Selling, general and administrative costs (includes $674 and $509 and $1,860 and $1,172 of stock compensation expense in the quarters and nine months ended September 28, 2012 and September 30, 2011, respectively)	14,623	14,324	44,528	42,599
Restructuring benefit	(319)	—	(319)	—

Total costs and operating expenses	54,040	53,424	164,193	157,106

Income from operations	4,581	4,511	12,730	12,500

Other income (expense):
Interest income	2	11	19	24
Interest expense	(196)	—	(470)	—

Income before income taxes	4,387	4,522	12,279	12,524
Income taxes	1,751	176	2,265	448

Net income	$2,636	$4,346	$10,014	$12,076

Basic net income per common share:
Net income per common share	$0.09	$0.11	$0.31	$0.30
Weighted average common shares outstanding	29,401	39,683	32,405	40,035
Diluted net income per common share:
Net income per common share	$0.08	$0.10	$0.29	$0.29
Weighted average common and common equivalent shares outstanding	31,489	41,873	34,312	41,969

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income	$2,636	$4,346	$10,014	$12,076
Foreign currency translation adjustment	893	(907)	1,016	(113)

Total comprehensive income	$3,529	$3,439	$11,030	$11,963

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$10,014	$12,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,597	1,414
Amortization expense	410	608
Provision (reversal) for doubtful accounts	488	(695)
Loss on foreign currency translation	177	130
Non-cash stock compensation expense	4,069	3,501
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(1,761)	(6,234)
Decrease in deferred tax asset, net	1,628	—
Decrease in prepaid expenses and other assets	375	257
Decrease in accounts payable	(2,279)	(985)
Decrease in deferred tax liability, net	(286)	—
Decrease in accrued expenses and other liabilities	(3,299)	(6,702)

Net cash provided by operating activities	11,133	3,370
Cash flows from investing activities:
Purchases of property and equipment	(2,564)	(4,155)
Decrease in restricted cash	202	—

Net cash used in investing activities	(2,362)	(4,155)

Cash flows from financing activities:
Debt proceeds	40,000	—
Payment of debt proceeds	(12,000)	—
Debt issuance costs	(482)	—
Proceeds from issuance of common stock	751	316
Repurchases of common stock	(55,587)	(7,008)

Net cash used in financing activities	(27,318)	(6,692)
Effect of exchange rate on cash	145	169
Net decrease in cash and cash equivalents	(18,402)	(7,308)
Cash and cash equivalents at beginning of year	32,936	25,337

Cash and cash equivalents at end of period	$14,534	$18,029

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$123	$(401)
Cash paid for interest	$407	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2011, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and nine months ended September 28, 2012, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 28, 2012 and December 30, 2011, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated it’s carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Basic weighted average common shares outstanding	29,400,901	39,682,758	32,405,052	40,035,080

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	2,057,492	2,127,157	1,858,667	1,869,513
Common stock issuable upon the exercise of stock options	30,246	62,779	48,171	64,063

Dilutive weighted average common shares outstanding	31,488,639	41,872,694	34,311,890	41,968,656

Approximately 3.9 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended September 28, 2012 and September 30, 2011, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. The increase in anti-dilutive shares is from the issuance of performance-based options granted during the quarter ended March 30, 2012 (see Note 6 for further detail).

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 28, 2012	December 30, 2011
Accounts receivable	$28,004	$24,731
Unbilled revenue	9,594	11,277
Allowance for doubtful accounts	(1,116)	(799)

Accounts receivable and unbilled revenue, net	$36,482	$35,209

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Restructuring

As of September 28, 2012, the Company no longer had any restructuring commitments relating to acquisition intigration activities. During the quarter ended September 28, 2012, the Company reversed the existing accrued facilities restructuring liability of $0.3 million and recorded a corresponding facilities restructuring benefit on the Consolidated Statements of Operations.

5. Credit Facility

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of September 28, 2012, the Company had $28.0 million principal amount outstanding on the Term Loan and a zero balance outstanding on the Revolver. Subsequent to September 28, 2012, the Company paid down an additional $3.0 million principal amount on the Term Loan, bringing the balance to $25.0 million.

The obligations of the Company under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio. As of September 28, 2012, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Revolver matures on February 21, 2017, and the Term Loan requires amortization principal payments in equal quarterly installments beginning October 1, 2012 through February 21, 2017. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Stock Based Compensation

During the nine months ended September 28, 2012, the Company issued 1,407,077 restricted stock units at a weighted average grant-date fair value of $3.92 per share. As of September 28, 2012, the Company had 3,023,287 restricted stock units outstanding at a weighted average grant-date fair value of $3.69 per share. As of September 28, 2012, $5.9 million of total restricted stock unit compensation expense related to nonvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.08 years.

As of September 28, 2012, the Company had 550,839 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.40 per share. As of September 28, 2012, $0.6 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of 1.32 years.

During the quarter ended March 30, 2012, the Company’s Board of Directors’ Compensation Committee approved the exchange of one-half of the existing restricted stock unit executive bonus opportunity for the fiscal years 2012 through 2015 for one-time performance-based stock option grants of 3,196,563 options, each with an exercise price of $4.00 per share. These performance-based stock option grants vest one-half upon the achievement of at least 50% growth (from fiscal year 2011) of pro forma earnings per share (as defined) and the remaining half vests upon the achievement of at least 50% growth of pro forma EBITDA (as defined). Each metric can be achieved at any time during the nine-year term of the award based on a trailing twelve-month period measured quarterly.

As of September 28, 2012, the Company had 3,908,089 options outstanding, of which 82% were performance-based, at a weighted average exercise price of $4.34 per share. Although the targets for the performance-based options have not been achieved, the Company has recorded non-cash compensation expense of $0.2 million and $0.5 million in the quarter and nine months ended September 28, 2012, respectively, related to these options.

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter and nine months ended September 28, 2012, the Company did not repurchase any shares of its common stock through its share repurchase plan. As of September 28, 2012, the Company had $0.6 million available under its share repurchase plan.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue:
North America	$47,637	$44,277	$140,856	$132,488
International (primarily European countries)	10,984	13,658	36,067	37,118

Total revenue	$58,621	$57,935	$176,923	$169,606

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 28, 2012	December 30, 2011
Long-lived assets:
North America	$74,365	$73,449
International (primarily European countries)	16,308	15,628

Total long-lived assets	$90,673	$89,077

As of September 28, 2012, foreign assets included $14.5 million of goodwill related to the Archstone and REL acquisitions and $0.1 million of intangible assets related to the Archstone acquisition. As of December 30, 2011, foreign assets included $14.9 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
The Hackett Group	$45,429	$46,972	$142,657	$136,578
ERP Solutions	13,192	10,963	34,266	33,028

Total revenue	$58,621	$57,935	$176,923	$169,606

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 30, 2011. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory and EPM Technologies groups. “ERP Solutions” encompasses our ERP Technology groups, which include SAP and Oracle.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
Revenue:
Revenue before reimbursements	$52,299	100.0%	$51,574	100.0%	$158,131	100.0%	$150,913	100.0%
Reimbursements	6,322		6,361		18,792		18,693

Total revenue	58,621		57,935		176,923		169,606
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	33,414	63.9%	32,739	63.5%	101,192	64.0%	95,814	63.5%
Reimbursable expenses	6,322		6,361		18,792		18,693

Total cost of service	39,736		39,100		119,984		114,507
Selling, general and administrative costs	14,623	28.0%	14,324	27.8%	44,528	28.1%	42,599	28.2%
Restructuring benefit	(319)		—		(319)		—

Total costs and operating expenses	54,040		53,424		164,193		157,106

Income from operations	4,581	8.8%	4,511	8.7%	12,730	8.1%	12,500	8.3%
Other income (expense):
Interest, net	(194)	-0.4%	11	0.0%	(451)	-0.3%	24	0.0%

Income before income taxes	4,387	8.4%	4,522	8.8%	12,279	7.8%	12,524	8.3%
Income taxes	1,751	3.3%	176	0.4%	2,265	1.5%	448	0.3%

Net income	$2,636	5.1%	$4,346	8.4%	$10,014	6.3%	$12,076	8.0%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations had an impact on our revenue comparisons between the quarters and nine months ended September 28, 2012 and September 30, 2011; therefore, in the following revenue discussion we will disclose The Hackett Group revenue variances based on the U.S. Dollar reporting currency, as well as variances excluding the impact of currency fluctuations, otherwise referred to below as constant currency. ERP Solutions was not materially impacted by foreign currency rate fluctuations.

Total Company revenue increased 1% (or 3% in constant currency) and 4% (or 6% in constant currency) for the quarter and nine months ended September 28, 2012, respectively, as compared to the quarter and nine months ended September 30, 2011. The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
The Hackett Group	$45,429	$46,972	$142,657	$136,578
ERP Solutions	13,192	10,963	34,266	33,028

Total revenue	$58,621	$57,935	$176,923	$169,606

The Hackett Group revenue decreased by 3% (or 1% in constant currency) and increased by 5% (or 6% in constant currency) for the quarter and nine months ended September 28, 2012, respectively, as compared to the quarter and nine months ended September 30, 2011. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 19% (or 21% in constant currency) and 20% (or 22% in constant currency) of total Company revenue for the quarter and nine months ended September 28, 2012, respectively, as compared to 24% and 22% for the quarter and nine months ended September 30, 2011, respectively.

ERP Solutions revenue increased 20% and 4% for the quarter and nine months ended September 28, 2012, respectively, as compared to the quarter and nine months ended September 30, 2011, primarily due to higher market demand in the SAP group.

During the quarter and nine months ended September 28, 2012 and September 30, 2011, no customer accounted for more than 3% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 2%, or $0.7 million, and 6%, or $5.4 million, for the quarter and nine months ended September 28, 2012, respectively, as compared to the quarter and nine months ended September 30, 2011. The increase was primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, remained constant at 64% for both the quarters and nine months ended September 28, 2012 and September 30, 2011. As a percentage of revenue before reimbursements, The Hackett Group generated gross margins of 35% and 37% for the quarter and nine months ended September 28, 2012, respectively, as compared to ERP Solutions, which generated gross margins of 43% and 36% for the same periods, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $14.6 million and $44.5 million for the quarter and nine months ended September 28, 2012, respectively, as compared to $14.3 million and $42.6 million for the quarter and nine months ended September 30, 2011, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements remained constant at 28% for both the quarter and nine months ended September 28, 2012 and September 30, 2011, primarily due to selling, general and administrative leverage on increased revenue.

Restructuring Benefit. As of September 28, 2012, we no longer had any commitments relating to acquisition integration activities. During the quarter ended September 28, 2012, we reversed the existing accrued facilities restructuring liability of $0.3 million and recorded a corresponding facilities restructuring benefit on the Consolidated Statements of Operations.

Income Taxes. The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At the end of 2011, we concluded that a portion of our deferred tax assets would be realized for U.S. federal tax loss carryforwards. As a result, we recorded an income tax benefit of $4.5 million, as well as a corresponding deferred tax asset on our financial statements. We released the remaining valuation allowances relating to U.S. federal loss carryforwards which reduced our income tax expense in the first half of 2012. For the quarter ended September 28, 2012, we recorded income tax expense of $1.8 million, which reflected a total income tax rate of 39.9% for certain federal and state taxes. For the quarter ended September 30, 2011, we recorded income tax expense of $176 thousand, which reflected an estimated annual tax rate of 3.9% for certain state and foreign taxes.

For income tax purposes, as of September 28, 2012, we have $33.7 million of U.S. federal net operating loss carryforwards, most of which will expire by 2022 if not utilized. As of September 28, 2012, we had $12.9 million of foreign net operating loss carryforwards. Most of the foreign net operating losses can be carried forward indefinitely. A valuation allowance continues to be provided for substantially all of the foreign operating loss carryforwards.

For the nine months ended September 28, 2012, we recorded income tax expense of $2.3 million, which reflected a tax rate of 18.5% for certain federal, foreign and state taxes. For the nine months ended September 30, 2011, we recorded income tax expense of $448 thousand, which reflected an estimated annual tax rate of 3.6% for certain state and foreign taxes.

Liquidity and Capital Resources

As of September 28, 2012 and December 30, 2011, we had $14.5 million and $32.9 million, respectively, classified in cash and cash equivalents in the Consolidated Balance Sheets. During these same periods, we had $0.7 million and $0.9 million, respectively, on deposit with financial institutions that primarily served as collateral for amounts related to employee agreements. These deposit accounts have been classified as restricted cash on the Consolidated Balance Sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities	$11,133	$3,370
Cash flows from investing activities	$(2,362)	$(4,155)
Cash flows from financing activities	$(27,318)	$(6,692)

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.1 million for the nine months ended September 28, 2012, as compared to $3.4 million for the nine months ended September 30, 2011. The increase in cash flows was primarily due to the benefit of the increase in sales, decrease in days sales outstanding and lower payout of incentive compensation awards during the nine months ended September 28, 2012, as compared to the nine months ended September 30, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million for the nine months ended September 28, 2012, as compared to $4.2 million for the nine months ended September 30, 2011. During the nine months ended September 28, 2012 and September 30, 2011, cash used in investing activities primarily related to capital expenditures for the Hackett Performance Exchange development. In addition, during the nine months ended September 30, 2011, cash used in investing activities included the global rollout of new laptops which occurs every three to four years.

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

Net cash used in financing activities was $27.3 million for the nine months ended September 28, 2012, as compared to $6.7 million for the nine months ended September 30, 2011. The increase in the cash used was primarily attributable to the funding of the tender offer, the pay off of the revolving line of credit, and the pay down of the term loan.

We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line of credit of $20.0 million), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Contractual Obligations

During the nine months ended September 28, 2012, we incurred certain long-term debt obligations pursuant to the Credit Agreement entered into with Bank of America, N.A. For additional information about the Credit Agreement, please see “Liquidity and Capital Resources” above and Note 5, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At September 28, 2012, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our third quarter 2012 results of operations.

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

No shares were repurchased during the quarter ended September 28, 2012 under the Company’s share repurchase plan. As of September 28, 2012, the Company had $0.6 million of remaining authorization under this program.

Item 6.	Exhibits.

See Index to Exhibits on page 19, which is incorporated herein by reference.

The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Quarterly Report in Form 10-Q, with the exception of interactive data filed deemed not filed pursuant to Rule 406T of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 7, 2012	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.