Form 10-K/A
period 2011-12-30
HACKETT GROUP, INC.
filed 2012-11-27
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of The Hackett Group, Inc. (the “Company”) for the fiscal year ended December 30, 2011, initially filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2012 (the “Original Filing”), is being filed to correct certain administrative errors in the Original Filing. The Original Filing inadvertently (i) did not include a conformed signature on the report of independent registered accounting firm from BDO USA, LLP (“BDO”) included in Item 8, (ii) did not include a conformed signature on the report of independent registered accounting firm from BDO included in Item 9A, and (iii) did not include a conformed signature on the consent from BDO in exhibit 23.1.

This Amendment No. 1 is being filed solely to file the reports of independent registered accounting firm and to file a corrected Exhibit 23.1 with conformed signatures that were intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment, however the only change in Item 8 from the Original Filing has been to add the conformed signature to the report of independent registered accounting firm. Further, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

THE HACKETT GROUP, INC.

FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Report of Independent Registered Certified Public Accounting Firm	5

Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010	6

Consolidated Statements of Operations for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	7

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	8

Consolidated Statements of Cash Flows for the Years Ended December 30, 2011, December 31, 2010 and January 1, 2010	9

Notes to Consolidated Financial Statements	10

Schedule II - Valuation and Qualifying Accounts and Reserves	28

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

/s/ BDO USA, LLP Miami, Florida
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

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 30, 2011, DECEMBER 31, 2010 AND JANUARY 1, 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense (Recovery)	Write-offs	Balance at End of Year

Year Ended December 30, 2011	$1,486	$(619)	$(68)	$799

Year Ended December 31, 2010	$1,354	$157	$(25)	$1,486

Year Ended January 1, 2010	$1,631	$93	$(370)	$1,354

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

/s/ BDO USA, LLP Miami, Florida
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

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The Consolidated Financial Statements filed as part of this report are listed and indexed on page 4. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

3. Exhibits: See Index to Exhibits on page 33

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on November 27, 2012.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	November 27, 2012
Robert A. Ramirez

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

2.2	Asset Purchase Agreement acquiring Archstone Consulting, LLC. In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Asset Purchase Agreement are not filed herewith. The Asset Purchase Agreement identifies such schedules and exhibits, including the general nature of their content. The Company undertakes to provide such schedules and exhibits to the Securities and Exchange Commission upon request (incorporated by reference to the Registrant’s Form 8-K filed on November 13, 2009).

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of The Hackett Group (incorporated by reference to the Registrant’s Form 8-K filed on March 31, 2008).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-64542)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-108640)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K dated December 30, 2011).

23.1	Consent of BDO USA, LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to the Registrant’s Form 10-K dated December 30, 2011).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.