Form 10-K
period 2012-12-28
HACKETT GROUP, INC.
filed 2013-03-13
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $106,587,865 on June 29, 2012 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 1, 2013 was 31,669,270.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2013 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

GENERAL

On January 1, 2008, we changed our corporate name from Answerthink, Inc. (“Answerthink”) to The Hackett Group, Inc. (“Hackett”). In this Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. All prior references to Answerthink will now be reflected as Hackett as if the name change was effected for all years presented. We were originally incorporated on April 23, 1997.

Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 8,500 benchmarking studies, executives use Hackett’s empirically-based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group acquired in November 2009 (“Archstone”), Hackett offers Strategy and Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Enterprise Resource Planning Solutions group (“ERP Solutions”), Hackett offers business application consulting services that help maximize returns on information technology (“IT”) investments. Hackett has worked with over 3,500 major corporations and government agencies, including 97% of the Dow Jones Industrials, 84% of the Fortune 100, 87% of the DAX 30 and 48% of the FTSE 100.

In 2012, we continued to experience gradual, but volatile economic and client demand improvement in the U.S. and Western Europe, consistent with the tepid economic growth that these markets experienced. Our hopes in the beginning of the year for stronger growth were disrupted by concerns over sovereign debt-related issues in Europe, as well as varying ramifications relative to the U.S. elections outcome. As we head into 2013, we expect 1.5% to 2.0% GDP growth in the U.S., however, we will be more cautious about our expectations for improved demand in Western Europe. Global organizations continue to recognize the need to drive sustainable productivity improvement as they look to be competitive in the growing but complex global economy. Global growth opportunities require organizations to build global standards and to drive operating excellence based on the regional growth opportunities defined by the markets that they serve. We believe that many organizations have yet to make the global and regional organizational changes commensurate with the varying regional market conditions. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of slow and volatile economic growth. We will continue to ensure that our clients understand that our unique intellectual capital along with our expanding implementation capabilities will enable them to identify and implement necessary performance improvement initiatives in a targeted and timely manner.

Specifically, organizations must make certain that they have an operating platform or service delivery strategy that ensures that their underlying business processes allow them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes while both leveraging global standards and resources, and executing based on the specific regional requirements. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to centralize, standardize and automate business processes and to do so by leveraging educated, low-cost labor markets. In today’s environment, clients must be clearly convinced that you are uniquely qualified to help them achieve their targeted results in a timely manner.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. Utilizing the performance metrics and our vast repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has created a series of organizational process and technology tools that allow clients to effect proven sustainable performance improvement. Our proprietary BPI intellectual capital, which is imbedded within our global delivery methodology, allows us to help clients accelerate their time to benefit.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other BPI engagements, to correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our client’s capabilities and organizational maturity, so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides reside in the Best Practice Intelligence Center portal and are used on a project to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information and technology.

Because Hackett solutions are based on Hackett-Certified™ practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

The BPI approach often begins with a clear understanding of current performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits of their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

Similarly, we integrate Hackett-Certified™ practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages from Oracle and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of ERP software, while limiting customization. BPIs establish the foundation for improved performance.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger but we believe very few of our competitors have proprietary intellectual capital similar to the performance metrics and BPI insight that emanates from our Transformational Benchmark offering.

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and its direct link to our BPI approach, we believe we can empirically and objectively assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 8,500 benchmark studies over 20 years at over 3,500 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our intellectual capital-centric approach, gives us a competitive advantage.

STRATEGY

Our focus will be on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long term growth prospects lie in our ability to extend our unique market permission to help clients measure their performance improvement opportunity, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Executive Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create a significant opportunity to grow revenue per client.

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

•

Introduce New IP–centric Offerings. In late 2011, we launched the introduction of a new performance management dashboard called the “Hackett Performance Exchange.” In 2012, we worked closely with our participating launch member clients to validate our targeted functionality and value proposition. This new dashboard offering should allow us to benchmark and monitor the performance improvement opportunity of key operating processes. This offering securely extracts operating information directly from a client’s ERP system which allows them to measure and compare their performance to Hackett peer and world class standards. Most importantly, this solution is fully automated, requiring limited client time to set up and can be viewed utilizing a laptop with secured web access. This new offering, if successful, may help enhance our business model by creating a powerful and efficient way for clients to benchmark and or monitor their performance in key operating areas. It could also increase key operating data that will allow us to improve the proprietary performance insight we can deliver through all of our other offerings. This offering was launched to clients with a free trial period in order to conduct critical testing and gain valuable client feedback. Our goal is to complete the enhancements identified during our testing program and to re-launch the offering so we can test its functionality and to validate the value proposition for our global clients. Since we have yet to complete our testing and validation process, we cannot assess the contribution, if any, it will have on our business model.

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

On-demand access provides world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory). Our advisory programs include a mix of the following deliverables:

•

Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative processes.

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

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 3,500 organizations globally. This includes 97% of the Dow Jones Industrials, 84% of the Fortune 100, 87% of the DAX 30 and 48% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 1,900 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

Subsequent to December 28, 2012, we exited the Oracle ERP implementation business practice, which is separate and distinct from our Oracle Enterprise Performance Management (“EPM”) practice.

See Note 1 and Note 17 in the notes to the consolidated financial statements regarding segment reporting and geographic and service group information.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2012, 2011 and 2010, our ten most significant clients accounted for 18%, 22% and 26% of revenue, respectively, and one client generated 3%, 3% and 4% of total revenue, respectively. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. Our Hackett and BPI message has remained the central focus of our marketing and communications programs in 2012, which helped to expand both an understanding of and demand for this approach. Similarly, we have regionalized our sales and market development efforts in both North America and Europe, so we can better coordinate the sales efforts from the various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. For our ERP Solutions groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

As of December 28, 2012, we had 947 associates, 79% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France our associates enjoy the benefit of certain government mandated regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

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

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any material that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Also available on our website, free of charge, are copies of our Code of Conduct and Ethics, and the charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics applicable to our senior financial officers, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller on our website within four business days following the date of the amendment or waiver.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2012, our ten largest clients accounted for 18% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

In 2011, we introduced a new software (with a free trial period in order to conduct critical testing) as a service performance management offering called Hackett Performance Exchange. We have invested over $7.0 million in the development of this new offering. At this time, there is no assurance that we will recover our investment or develop the requisite number of paid client contracts necessary to adequately cover our product development and support costs associated with this initiative.

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

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2015. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Amsterdam, Paris, Hyderabad, Budapest and Sydney. As of December 28, 2012, we had operating leases that extend through January 2018. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

Our common stock traded on the NASDAQ Stock Market (“NASDAQ”) under the NASDAQ symbol, “ANSR” since our initial public offering on May 28, 1998 through January 31, 2008. In conjunction with our name change, we began trading on the NASDAQ under the NASDAQ symbol, “HCKT,” effective January 31, 2008. The following table sets forth for the fiscal periods indicated the high and low sales prices of the common stock, as reported on the NASDAQ:

	High	Low
2012
Fourth Quarter	$4.74	$3.20
Third Quarter	$5.77	$3.48
Second Quarter	$6.58	$4.67
First Quarter	$6.21	$3.55

2011
Fourth Quarter	$4.70	$3.20
Third Quarter	$5.24	$3.17
Second Quarter	$5.21	$3.75
First Quarter	$4.00	$3.15

The closing sale price for the common stock on March 1, 2013, was $4.66.

As of March 1, 2013, there were 291 holders of record of our common stock and 31,669,270 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 28, 2007 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 28, 2007.

	12/28/07	1/2/09	1/1/10	12/31/10	12/30/11	12/28/12
The Hackett Group, Inc.	$100.00	$63.50	$61.50	$77.65	$82.74	$90.68
NASDAQ Composite	$100.00	$59.10	$82.19	$97.23	$98.85	$110.91
Peer Group	$100.00	$60.07	$52.59	$53.14	$60.62	$56.69

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program. The first dividend payment of $3.1 million was paid on December 28, 2012, to shareholders on record as of close of business December 20, 2012. Although our credit agreement, entered into on February 21, 2012, contains restrictions on our ability to declare dividends and repurchase shares, Bank of America agreed to waive the agreement for the December 2012 dividend payment from the covenant calculations. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

Purchases of Equity Securities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer. The 11.0 million shares accepted for purchase represented approximately 27% of our issued and outstanding shares of common stock at that time. See Note 13 in the notes to the consolidated financial statements.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions, excluding the above mentioned tender offer transaction. All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. As of December 28, 2012, the cumulative authorization was for up to $75.0 million with cumulative purchases under the plan of $74.4 million, leaving $0.6 million available for future purchases. We did not repurchase any common stock in 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 28, 2012, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Revenue before reimbursements	$209,278	$200,435	$180,899	$129,019	$173,217
Reimbursements	24,782	24,682	20,449	13,681	18,884

Total revenue (1)	234,060	225,117	201,348	142,700	192,101
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	133,974	126,421	112,692	84,407	96,844
Reimbursable expenses	24,782	24,682	20,449	13,681	18,884

Total cost of service	158,756	151,103	133,141	98,088	115,728
Selling, general and administrative costs	58,686	56,773	55,755	46,215	58,474
Restructuring (benefits) costs	(211)	—	—	5,437	—

Total costs and operating expenses	217,231	207,876	188,896	149,740	174,202

Income (loss) from operations	16,829	17,241	12,452	(7,040)	17,899
Other income (loss):
Non-cash acquisition earn-out shares re-measurement gain	—	—	1,727	—	—
Interest (expense) income, net (2)	(610)	33	22	51	442
Loss on marketable investments	—	—	—	(35)	—

Income (loss) before income taxes	16,219	17,274	14,201	(7,024)	18,341
Income tax (benefit) expense (3)	(478)	(4,495)	(26)	(212)	465

Net income (loss)	$16,697	$21,769	$14,227	$(6,812)	$17,876

Basic net income (loss) per common share:
Net income (loss) per common share	$0.53	$0.55	$0.35	$(0.18)	$0.44
Weighted average common shares outstanding	31,704	39,895	40,349	38,240	40,471
Diluted net income (loss) per common share:
Net income (loss) per common share	$0.50	$0.52	$0.34	$(0.18)	$0.43
Weighted average common and common equivalent shares outstanding	33,511	41,875	42,372	38,240	41,498

Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,906	$32,936	$25,337	$15,004	$32,060
Marketable investments	$—	$—	$—	$—	$1,727
Restricted cash	$683	$885	$1,610	$1,475	$600
Working capital	$23,761	$42,013	$27,243	$11,435	$24,301
Total assets	$153,921	$167,426	$150,801	$136,535	$133,664
Long-term debt	$22,105	$—	$—	$—	$—
Shareholders’ equity	$94,726	$130,248	$113,240	$98,252	$93,917
Dividends paid per share	$0.10	$—	$—	$—	$—

(1)	In November 2009, we acquired Archstone. As a result of the acquisition, total revenue included $5.6 million in the 2009 results of operations.
(2)	Interest expense in 2012 relates to the Credit Facility, as defined below, entered into in February 2012.
(3)	Fiscal years 2012 and 2011 include the benefit for the release of $4.0 million and $5.3 million, respectively, of deferred income tax asset valuation allowance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 8,500 benchmark studies over 20 years at over 3,500 of the world’s leading companies.

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

The acquisition of Archstone in late 2009 brought a strong EPM Transformation group to Hackett. This allowed us to combine the acquired transformation skills with our existing EPM technology group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. Therefore, the revenue of the EPM technology group is reflected in The Hackett Group service line to best reflect this integration of brand and go-to-market focus in the Company report.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgment on issues that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

Our revenue is principally derived from fees for services generated on a project-by-project basis. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

Revenue for time and materials contracts is recognized based on the number of hours worked by our consultants at an agreed upon rate per hour and is recognized in the period in which services are performed.

Revenue related to fixed-fee or capped-fee contracts is recognized on the proportional performance method of accounting based on the ratio of labor hours incurred to estimated total labor hours. This percentage is multiplied by the contracted dollar amount of the project to determine the amount of revenue to be recognized in an accounting period. The contracted dollar amount used in this calculation excludes the amount the client pays us for reimbursable expenses. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. On an on-going basis, our project delivery, Office of Risk Management and finance personnel review hours incurred and estimated total labor hours to complete projects. Any revisions in these estimates are reflected in the period in which they become known. If our estimates indicate that a contract loss will occur, a loss provision will be recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct costs of the contract exceed the estimated total revenue that will be generated by the contract. These costs are included in total cost of service.

Revenue from advisory services is recognized ratably over the life of the client agreements.

Revenue for contracts with multiple elements is allocated based on the selling price of the elements.

Additionally, we earn revenue from the resale of software licenses and maintenance contracts. Revenue for the resale of software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.

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

The agreements entered into in connection with a project, whether time and materials, or fixed-fee or capped-fee based, typically allow our clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit our right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services which we might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

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

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but rather are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluations. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. As of December 28, 2012, neither of our reporting units were at risk of failing step one.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Stock Based Compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

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

Contingent Liabilities

We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue contingent liabilities when it is probable that future expenditures will be made, and when such expenditures can be reasonably estimated. Reserves for contingent liabilities are reflected in our consolidated financial statements based on management’s assessment, along with legal counsel, of the expected outcome of the contingencies. If the final outcome of our contingencies differs adversely from that currently expected, it would result in income or a charge to earnings when determined.

The foregoing list was not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for us to judge the application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2012, 2011 and 2010 ended on December 28, 2012, December 30, 2011 and December 31, 2010, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to total revenue of such results (in thousands):

	Year Ended
	December 28, 2012		December 30, 2011		December 31, 2010
Revenue:
Revenue before reimbursements	$209,278	100.0%	$200,435	100%	$180,899	100.0%
Reimbursements	24,782		24,682		20,449

Total revenue	234,060		225,117		201,348
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	133,974	64.0%	126,421	63.1%	112,692	62.3%
Reimbursable expenses	24,782		24,682		20,449

Total cost of service	158,756		151,103		133,141
Selling, general and administrative costs	58,686	28.0%	56,773	28.3%	55,755	30.8%
Restructuring benefit	(211)		—		—

Total costs and operating expenses	217,231		207,876		188,896

Income from operations	16,829	8.0%	17,241	8.6%	12,452	6.9%
Other (expense) income:
Non-cash acquisition earn-out shares re-measurement gain	—		—		1,727
Interest (expense) income, net	(610)	-0.3%	33	0.0%	22	0.0%

Income before income taxes	16,219	7.7%	17,274	8.6%	14,201	7.9%
Income tax benefit	(478)	-0.2%	(4,495)	-2.2%	(26)	0.0%

Net income	$16,697	7.9%	$21,769	10.8%	$14,227	7.9%

Comparison of 2012 to 2011

Overview. We reported net income of $16.7 million in 2012 and $21.8 million in 2011. Net income in 2012 and 2011 included a net tax benefit of $0.5 million and $4.5 million, respectively, due to the release of the valuation allowance.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2012 and 2011.

Hackett total revenue increased 4% in 2012, as compared to 2011. The following table summarizes revenue (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
The Hackett Group	$187,787	$181,824
ERP Solutions	46,273	43,293

Total revenue	$234,060	$225,117

The Hackett Group revenue increased 3% to $187.8 million in 2012, as compared to $181.8 million in 2011. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 21% of Hackett’s total revenue in 2012, as compared to 22% in 2011.

The ERP Solutions group revenue increased 7% to $46.3 million in 2012, as compared to $43.3 million in 2011, primarily due to increased demand across the SAP group.

Reimbursements as a percentage of total revenue were 11% during both 2012 and 2011, respectively. In 2012 and 2011, no customer accounted for more than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 6% to $134.0 million in 2012 from $126.4 million in 2011. The increase in cost of service before reimbursable expenses was primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased slightly to 64% in 2012 from 63% in 2011. This increase was primarily due to the increased headcount discussed above. As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 37% in 2012 and 39% in 2011. As a percentage of revenue before reimbursements ERP Solutions generated net margins of 37% in 2012 and 35% in 2011. ERP Solutions net margins increased from 2011, primarily due to increased revenue across the SAP group. The decrease in The Hackett Group net margins was primarily due to the misalignment of resources with client demand.

Selling, General and Administrative. Selling, general and administrative costs increased 3% to $58.7 million in 2012 from $56.8 million in 2011. As a percentage of revenue before reimbursements, selling, general and administrative costs were constant at 28% in both 2012 and 2011, primarily due to selling, general and administrative leverage on increased revenue.

Restructuring Benefit. As of December 28, 2012, we no longer had any commitments relating to acquisition integration activities. During 2012, we reversed the existing accrued facilities restructuring liability of $0.2 million and recorded a corresponding facilities restructuring benefit in the Consolidated Statements of Operations. As of December 28, 2012, the remaining restructuring reserves of $0.2 million related to the partial restructuring of the San Francisco office and early vendor termination fees.

Income Taxes. In 2012, we recorded an income tax benefit of $478 thousand, which represented an effective tax rate benefit of 3.0% of our income before income tax, primarily due to the full release of the valuation allowance related to the U.S. federal and state net operating loss carryforwards and partial release of the foreign net operating loss carryforward. In 2011, we recorded an income tax benefit of $4.5 million, which represented an effective tax rate benefit of 26.0% of our income before income tax, primarily due to the partial release of the valuation allowance related to the U.S. federal net operating loss carryforward.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions.

As of December 28, 2012, we had $31.9 million of U.S. federal net operating loss carryforwards, most of which will expire by 2022 if not utilized. During 2012 and 2011 there was a full release of the valuation allowance related to U.S. federal net operating loss carryforwards. As of December 28, 2012, we had $3.9 million of U.S. state net operating loss carryforwards. During 2012 there was a full release of the valuation allowance related to state net operating loss carryforwards.

As of December 28, 2012, we had $14.5 million of foreign net operating loss carryforwards, of which $9.2 million related to operations in the U.K., $1.4 million related to operations in France and $0.8 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. During 2012 there was a partial release of the valuation allowance related to the foreign net operating losses. A valuation allowance continues to be provide for some of the foreign operating loss carryforwards. See Note 11 in the notes to the consolidated financial statements.

Comparison of 2011 to 2010

Overview. We reported net income of $21.8 million in 2011 and $14.2 million in 2010. The increase in net income was primarily driven by improved U.S. customer demand which generated higher revenue and operating margins which benefited from improved leverage on selling, general and administrative costs.

Revenue. As discussed above, we are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2011 and 2010.

Hackett total revenue increased 12% in 2011, as compared to 2010. The following table summarizes revenue (in thousands):

	Year Ended
	December 30,	December 31,
	2011	2010
The Hackett Group	$181,824	$167,019
ERP Solutions	43,293	34,329

Total revenue	$225,117	$201,348

The Hackett Group revenue increased 9% to $181.8 million in 2011, as compared to $167.0 million in 2010. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 22% of Hackett’s total revenue in 2011, as compared to 21% in 2010. These increases were primarily a result of improving demand in the U.S. and internationally, primarily from our recent entry into the Australian market.

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

As of December 30, 2011, we had $40.5 million of U.S. federal net operating loss carryforwards, most of which will expire by 2022 if not utilized. There has been a partial release of the valuation allowance related to U.S. federal net operating loss carryforwards.

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

Liquidity and Capital Resources

As of December 28, 2012 and December 30, 2011, we had $16.9 million and $32.9 million of cash and cash equivalents, respectively. As of December 28, 2012 and December 30, 2011, we had $0.7 million and $0.9 million, respectively, on deposit with financial institutions which primarily related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011
Cash flows provided by operating activities	$20,352	$20,315
Cash flows used in investing activities	$(3,050)	$(4,215)
Cash flows used in financing activities	$(33,398)	$(8,639)

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.4 million in 2012, as compared to $20.3 million in 2011. During 2012 and 2011, net cash provided by operating accounts was primarily attributable to net income, excluding non-cash activity, primarily offset by an increase in accounts receivable and unbilled revenue as a result of increased revenue and the payout of incentive awards.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.1 million in 2012, as compared to $4.2 million in 2011. During 2012 and 2011, net cash used in investing activities was primarily attributable to capital expenditures for the development of the Hackett Performance Exchange. In addition, during 2011, capital expenditures included the global rollout of new laptops which occurs every three to four years.

Cash Flows from Financing Activities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer.

On February 21, 2012, we entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). We utilized $40.0 million of proceeds from the Credit Facility, along with cash on hand, for the purchase of the shares in the tender offer and the payment of all fees and expenses in connection with the tender offer. As of December 28, 2012, the Company had $25.0 million principal amount outstanding on the Term Loan and zero balance outstanding on the Revolver. Subsequent to December 28, 2012, the Company paid down an additional $4.5 million principal amount on the Term Loan, bringing the balance to $20.5 million. See Note 10 in the notes to the consolidated financial statements for more information on the Credit Facility.

In December 2012, we announced an annual dividend program. The first dividend payment of $3.1 million was paid on December 28, 2012, to shareholders on record as of close of business December 20, 2012. Although our credit agreement contains certain covenants restricting our ability to declare dividends and repurchase shares, Bank of America agreed to waive the restrictions for the December 2012 dividend payment. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

Net cash used in financing activities was $33.4 million in 2012, as compared to $8.6 million in 2011. The increase in the cash used was primarily attributable to the funding of the tender offer, the principal pay-off of the revolving line of credit, and the principal pay-down of the term loan. During 2012, we made $15.0 million of principal payments.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional $70.0 million of our common stock, thereby increasing the total program size to $75.0 million as of December 28, 2012. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 28, 2012, we had repurchased approximately 21.2 million shares of our common stock at an average price of $3.52 per share, excluding the above mentioned tender offer transaction. We hold repurchased shares of our common stock purchased through our repurchase plan as treasury stock on our consolidated balance sheets.

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

There were no material capital commitments as of December 28, 2012. The following summarizes our future Term Loan principal payments and lease commitments under our non-cancelable operating leases as of December 28, 2012 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$2,895	$2,895	$—	$—	$—
Long-term debt obligations (1)	22,105	—	14,210	7,895	—
Operating lease obligations	5,747	1,634	2,851	1,253	9

Total	$30,747	$4,529	$17,061	$9,148	$9

(1)	Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our Revolver, as such amounts vary. See Note 10 in the notes to consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 28, 2012.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see “Item 8, Financial Statements and Supplementary Data” in Part II of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 28, 2012, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2012 results of operations.

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

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. as of December 28, 2012 and December 30, 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at December 28, 2012 and December 30, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013 expressed an unqualified opinion thereon.

Miami, Florida March 13, 2013	/s/ BDO USA, LLP Certified Public Accountants

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28, 2012	December 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,906	$32,936
Accounts receivable and unbilled revenue, net of allowance of $1,251 and $799 at December 28, 2012 and December 30, 2011, respectively	36,869	35,209
Deferred tax asset, net	4,741	6,975
Prepaid expenses and other current assets	2,335	2,344

Total current assets	60,851	77,464

Restricted cash	683	885
Property and equipment, net	12,859	11,696
Other assets	1,598	1,823
Goodwill, net	76,220	75,558
Non-current deferred tax asset, net	1,710	—

Total assets	$153,921	$167,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,711	$7,433
Accrued expenses and other liabilities	26,484	28,018
Current portion of long-term debt	2,895	—

Total current liabilities	37,090	35,451

Long-term deferred tax liability, net	—	1,727
Long-term debt	22,105	—

Total liabilities	59,195	37,178

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 52,235,764 and 61,315,237 shares issued at December 28, 2012 and December 30, 2011, respectively	52	61
Additional paid-in capital	263,135	313,202
Treasury stock, at cost, 21,171,370 shares at December 28, 2012 and December 30, 2011	(74,444)	(74,444)
Accumulated deficit	(89,513)	(103,129)
Accumulated comprehensive loss	(4,504)	(5,442)

Total shareholders’ equity	94,726	130,248

Total liabilities and shareholders’ equity	$153,921	$167,426

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Revenue:
Revenue before reimbursements	$209,278	$200,435	$180,899
Reimbursements	24,782	24,682	20,449

Total revenue	234,060	225,117	201,348
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,998, $2,847 and $2,340 of stock compensation expense in 2012, 2011 and 2010, respectively)	133,974	126,421	112,692
Reimbursable expenses	24,782	24,682	20,449

Total cost of service	158,756	151,103	133,141
Selling, general and administrative costs (includes $2,524, $1,758 and $1,961 of stock compensation expense in 2012, 2011 and 2010, respectively)	58,686	56,773	55,755
Restructuring benefit	(211)	—	—

Total costs and operating expenses	217,231	207,876	188,896

Income from operations	16,829	17,241	12,452
Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—	—	1,727
Interest income	20	33	22
Interest expense	(630)	—	—

Income before income taxes	16,219	17,274	14,201
Income tax benefit	(478)	(4,495)	(26)

Net income	$16,697	$21,769	$14,227

Basic net income per common share:
Net income per common share	$0.53	$0.55	$0.35
Weighted average common shares outstanding	31,704	39,895	40,349
Diluted net income per common share:
Net income per common share	$0.50	$0.52	$0.34
Weighted average common and common equivalent shares outstanding	33,511	41,875	42,372

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Net income	$16,697	$21,769	$14,227
Foreign currency translation adjustment	938	(411)	(408)

Total comprehensive income	$17,635	$21,358	$13,819

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at January 1, 2010	57,653	$57	$301,366	(16,977)	$(59,423)	$(139,125)	$(4,623)	$98,252
Issuance of common stock	2,446	3	4,452	—	—	—	—	4,455
Treasury stock purchased	—	—	—	(1,861)	(6,066)	—	—	(6,066)
Issuance of restricted stock units, net of cancellations	—	—	(653)	—	—	—	—	(653)
Amortization of restricted stock units	—	—	3,433	—	—	—	—	3,433
Net income	—	—	—	—	—	14,227	—	14,227
Foreign currency translation	—	—	—	—	—	—	(408)	(408)

Balance at December 31, 2010	60,099	$60	$308,598	(18,838)	$(65,489)	$(124,898)	$(5,031)	$113,240
Issuance of common stock	1,216	1	763	—	—	—	—	764
Treasury stock purchased	—	—	—	(2,333)	(8,955)	—	—	(8,955)
Issuance of restricted stock units, net of cancellations	—	—	(385)	—	—	—	—	(385)
Amortization of restricted stock units	—	—	4,226	—	—	—	—	4,226
Net income	—	—	—	—	—	21,769	—	21,769
Foreign currency translation	—	—	—	—	—	—	(411)	(411)

Balance at December 30, 2011	61,315	$61	$313,202	(21,171)	$(74,444)	$(103,129)	$(5,442)	$130,248
Issuance of common stock	1,921	2	231	—	—	—	—	233
Common stock purchased through Tender Offer	(11,000)	(11)	(55,576)	—	—	—	—	(55,587)
Amortization of restricted stock units	—	—	5,278	—	—	—	—	5,278
Dividend payment	—	—	—	—	—	(3,081)	—	(3,081)
Net income	—	—	—	—	—	16,697	—	16,697
Foreign currency translation	—	—	—	—	—	—	938	938

Balance at December 28, 2012	52,236	$52	$263,135	(21,171)	$(74,444)	$(89,513)	$(4,504)	$94,726

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$16,697	$21,769	$14,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,080	2,014	1,837
Amortization expense	547	811	1,960
Amortization of debt issuance costs	82	—	—
Provision (reversal) for doubtful accounts	657	(619)	157
Loss on foreign currency transaction	187	323	382
Non-cash acquisition earn-out shares re-measurement gain	—	—	(1,727)
Non-cash stock compensation expense	5,522	4,605	4,301
Deferred income tax benefit	(1,191)	(5,257)	—
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(2,317)	(3,010)	(3,667)
Decrease in prepaid expenses and other assets	95	301	241
Increase in accounts payable	278	1,843	1,915
Decrease in accrued expenses and other liabilities	(2,285)	(2,465)	(90)

Net cash provided by operating activities	20,352	20,315	19,536

Cash flows from investing activities:
Purchases of property and equipment	(3,252)	(4,939)	(3,481)
Decrease (increase) in restricted cash	202	724	(135)

Net cash used in investing activities	(3,050)	(4,215)	(3,616)

Cash flows from financing activities:
Debt proceeds	40,000	—	—
Payment of debt proceeds	(15,000)	—	—
Debt issuance costs	(482)	—	—
Dividends paid	(3,081)	—	—
Proceeds from issuance of common stock	752	316	440
Repurchases of common stock	(55,587)	(8,955)	(6,066)

Net cash used in financing activities	(33,398)	(8,639)	(5,626)

Effect of exchange rate on cash	66	138	39

Net (decrease) increase in cash and cash equivalents	(16,030)	7,599	10,333
Cash and cash equivalents at beginning of year	32,936	25,337	15,004

Cash and cash equivalents at end of year	$16,906	$32,936	$25,337

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$230	$(318)	$255
Cash paid for interest	$547	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Market value on date shares issued to sellers of Archstone Consulting	$—	$—	$4,032

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2012, 2011 and 2010 ended on December, 28, 2012, December 30, 2011, and December 31, 2010, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Cash Equivalents and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents. Due to the short maturity period of cash equivalents, the carrying amount of these instruments approximates fair market value. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits. The Company has not experienced any loss to date on these investments. All of the Company’s non-interest bearing cash balances were fully insured at December 28, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Restricted cash in 2012 and 2011 primarily related to future employee compensation agreements.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivables. Management also critically reviews accounts receivables and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Dividends

In December of 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend program in the amount of $0.10 per share. The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

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

The Company capitalizes the costs of internal-use software, which generally includes hardware, software, and payroll-related costs for employees who are directly associated with, and who devote time, to the development of internal-use computer software.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but rather are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market and income approaches. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP, Oracle and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time. The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2012 and 2011 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

	The Hackett Group	Hackett Technology Solutions	Total
Balance at December 31, 2010	$44,290	$31,333	$75,623
Foreign currency translation adjustment	(65)	—	(65)

Balance at December 30, 2011	44,225	31,333	75,558
Foreign currency translation adjustment	662	—	662

Balance at December 28, 2012	$44,887	$31,333	$76,220

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 28, 2012	December 30, 2011
Gross carrying amount	$14,699	$14,699
Accumulated amortization	(13,658)	(13,111)
Foreign currency translation adjustment	(4)	(11)

	$1,037	$1,577

Revenue Recognition

Revenue is principally derived from fees for services generated on a project-by-project basis. Revenue for services rendered is recognized on a time and materials basis or on a fixed-fee or capped-fee basis.

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

Revenue for contracts with multiple elements is allocated based on the selling price of the elements and is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

Additionally, the Company earns revenue from the resale of software licenses and maintenance contracts. Revenue for the resale software and software licenses is recognized upon contract execution and customer receipt of software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.

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

Stock Based Compensation

The Company recognizes compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

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

Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding, and will increase by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Basic weighted average common shares outstanding	31,703,544	39,895,422	40,348,749
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirement issued to employees	1,765,351	1,919,151	1,531,367
Common stock issuable upon the exercise of stock options	41,817	60,821	41,822
Acquisition-related unregistered shares held in escrow	—	—	450,300

Diluted weighted average common shares outstanding	33,510,712	41,875,394	42,372,238

There were 3.9 million, 0.9 million, and 1.1 million shares of awards granted excluded from the above reconciliation for the years ended 2012, 2011, and 2010, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share. The increase in the 2012 anti-dilutive shares is from the issuance of performance-based options granted during the quarter ended March 30, 2012. See Note 12 for further detail.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 28, 2012 and December 30, 2011, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2012, 2011 and 2010 no customer accounted for more than 5% of total revenue.

Management’s Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Other Comprehensive Income

The Company reports its comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income consists of net income and cumulative currency translation adjustments.

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

2. Acquisitions and Investing Activities

Effective November 9, 2009, the Company acquired Archstone Consulting, LLC (“Archstone”). The results of Archstone’s operations have been included in the Company’s consolidated financial statements since November 10, 2009.

The purchase price for the assets acquired and liabilities assumed was 5.2 million unregistered shares of the Company’s common stock, of which 1.7 million unregistered shares were subject to an earn-out. In 2010, the final earn-out of 1.4 million shares was agreed upon. As a result of the fluctuation in the Company’s share price the Company recorded a $1.7 million non-cash re-measurement gain during the year ended December 31, 2010 in the consolidated statement of operations.

The Company includes its acquired intangible assets with definite lives in other assets in the accompanying consolidated balance sheets. As of December 28, 2012 and December 30, 2011, intangible assets totaled $1.0 million and $1.6 million, respectively, which is net of accumulated amortization of $13.7 million and $13.1 million, respectively, and foreign currency fluctuations for intangible assets denominated in the Euro. All of the Company’s intangible assets are expected to be fully amortized by the end of 2014. The estimated future amortization expense of intangible assets as of December 28, 2012 is as follows: $0.6 million in 2013 and $0.4 million in 2014.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of December 28, 2012 and December 30, 2011, the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, leases and accrued expenses and other liabilities, with the exception of debt, approximated the respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 28, 2012	December 30, 2011
Accounts receivable	$31,260	$24,731
Unbilled revenue	6,860	11,277
Allowance for doubtful accounts	(1,251)	(799)

	$36,869	$35,209

Accounts receivable as of December 28, 2012 and December 30, 2011, is net of uncollected advanced billings. Unbilled revenue as of December 28, 2012 and December 30, 2011 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

5. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 28, 2012	December 30, 2011
Equipment	$4,881	$4,154
Software	17,834	15,516
Leasehold improvements	546	460
Furniture and fixtures	615	503
Automobile	22	22

	23,898	20,655
Less accumulated depreciation	(11,039)	(8,959)

	$12,859	$11,696

Depreciation expense for the years ended December 28, 2012, December 30, 2011, and December 31, 2010 was $2.1 million, $2.0 million, and $1.8 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

6. Restricted Cash

As of December 28, 2012 and December 30, 2011, the Company had $0.7 million and $0.9 million, respectively, on deposit with financial institutions that primarily served as collateral for amounts related to certain employee compensation agreements.

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 28, 2012	December 30, 2011
Accrued compensation and benefits	$5,559	$5,333
Accrued bonuses	6,113	7,597
Accrued restructuring related expenses	246	594
Deferred revenue	7,684	8,443
Accrued sales, use, franchise and VAT tax	2,271	1,836
Other accrued expenses	4,611	4,215

Current accrued expenses and other liabilities	$26,484	$28,018
Deferred tax liability, net	—	1,727

Non-current accrued expenses and other liabilities	—	1,727

Total accrued expenses and other liabilities	$26,484	$29,745

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through January 2018. Rent expense, net of subleases for the years ended December 28, 2012, December 30, 2011 and December 31, 2010 was $2.1 million, $2.2 million and $1.8 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of December 28, 2012 are as follows (in thousands):

Rental Payments
2013	$1,634
2014	1,537
2015	1,314
2016	964
2017	289
Thereafter	9

Total	$5,747

9. Restructuring Costs

In 2010, the Company had restructuring reserves related to the closure and consolidation of facilities and related exit costs, primarily from the acquisition and integration of Archstone, as well as for the downsizing of an office facility.

As of December 28, 2012, the Company no longer had any restructuring commitments relating to acquisition integration activities and reversed the existing accrued facilities restructuring liability of $0.2 million and recorded a corresponding facilities restructuring benefit on the Consolidated Statements of Operations. As of December 28, 2012, the remaining restructuring reserves related to the partial restructuring of the San Francisco office and early vendor termination fees.

No restructuring costs were incurred in 2011 and 2010.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 31, 2010	$171	$1,826	$1,997
2011 Expenditures	(171)	(1,223)	(1,394)

Accrual balance at December 30, 2011	—	603	603
2012 Expenditures	—	(676)	(676)
2012 Benefit	—	319	319

Accrual balance at December 28, 2012	$—	$246	$246

10. Credit Facility

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of December 28, 2012, the Company had $25.0 million principal amount outstanding on the Term Loan and a zero balance outstanding on the Revolver. Subsequent to December 28, 2012, the Company paid down an additional $4.5 million of principal on the Term Loan, bringing the balance to $20.5 million.

The obligations of the Company under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio. As of December 28, 2012, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances. The Revolver matures on February 21, 2017, whereas the Term Loan requires amortization of principal in equal quarterly payment installments of $1.6 million beginning October 1, 2012 through February 21, 2017. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

In connection with the Credit Facility, the Company incurred $0.5 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the consolidated balance sheet.

The future schedule of annual amortization of principal is as follows (in thousands):

Principal Amortization Payments
2013	$2,895
2014	7,894
2015	6,316
2016	6,316
2017	1,579

Total	$25,000

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2008 and all significant state, local and foreign matters have been concluded for years through 2008.

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Domestic	$15,269	$15,999	$14,204
Foreign	950	1,275	(3)

Income before income taxes	$16,219	$17,274	$14,201

The components of income tax (benefit) expense are as follows (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Current tax (benefit) expense
Federal	$(314)	$32	$(191)
State	961	484	239
Foreign	66	246	(74)

	713	762	(26)
Deferred tax (benefit) expense
Federal	4,532	(5,257)	—
State	(3,587)	—	—
Foreign	(2,136)	—	—

	(1,191)	(5,257)	—

Income tax benefit	$(478)	$(4,495)	$(26)

The income tax benefit included the release of valuation allowance of $4.0 million, $5.3 million and $0.0 million in 2012, 2011 and 2010, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
U.S. statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	8.0	1.8	1.1
Valuation reduction	(47.7)	(69.3)	(36.7)
Meals and entertainment	1.5	1.3	1.5
Foreign exchange loss	0.1	0.9	0.4
Other, net	0.1	4.3	(1.5)

Effective tax rate	(3.0)%	(26.0)%	(0.2)%

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (Continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	December 28, 2012	December 30, 2011
Deferred income tax assets:
Purchased research and development	$—	$79
Allowance for doubtful accounts	521	316
Net operating loss carryforward	18,423	20,567
Accrued expenses and other liabilities	2,759	5,492

	21,703	26,454
Valuation allowance	(1,624)	(9,365)

	20,079	17,089
Deferred income tax liabilities:
Depreciation and amortization	(4,153)	(3,836)
Tax over book amortization on goodwill	(9,473)	(8,017)
Other items	(5)	21

	(13,631)	(11,832)

Net deferred income tax asset	$6,448	$5,257

As of December 28, 2012, the Company had $31.9 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which will expire by 2022 if not utilized. Additionally, at December 28, 2012, the Company had $14.5 million of foreign net operating loss carryforwards, of which $9.2 million related to operations in the U.K., $1.4 million related to operations in France and $0.8 million related to operations in Germany. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 28, 2012 and December 30, 2011, the Company had a valuation allowance of $1.6 million and $9.4 million, respectively, to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

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

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 28, 2012 and December 30, 2011 the total amount of accrued income tax-related interest and penalties was $212 thousand and $170 thousand, respectively.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (Continued)

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended December 28, 2012 and December 30, 2011 (in thousands):

	December 28, 2012	December 30, 2011
Beginning balance	$170	$170
Additions based on tax positions	845	—

Ending balance	$1,015	$170

As of December 28, 2012 and December 30, 2011, the ASC 740-10 liability of $1.0 million and $170 thousand, respectively, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 28, 2012 and December 30, 2011, would have a favorable impact on the effective tax rate in future periods.

12. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended December 28, 2012 was $5.5 million. The number of shares available for future issuance under the plans as of December 28, 2012 were 2,098,631. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

Stock option activity under the Company’s stock option plans for the year ended December 28, 2012 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 30, 2011	867,375	$5.53
Granted	3,196,563	4.00
Exercised	(76,986)	2.53
Forfeited or expired	(88,088)	5.46

Outstanding as of December 28, 2012	3,898,864	$4.34	4.39	$94,022

Exercisable at December 28, 2012	702,301	$5.86	1.08	$94,022

A summary of the Company’s stock option activity for the years ended December 30, 2011 and December 31, 2010 was as follows:

	December 30, 2011		December 31, 2010
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	982,328	$5.62	1,202,380	$5.88
Exercised	(24,000)	2.46	(17,553)	2.68
Forfeited or expired	(90,953)	7.23	(202,499)	7.45

Outstanding at end of year	867,375	$5.53	982,328	$5.62

Exercisable at end of year	867,167	$5.53	981,870	$5.62

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (Continued)

Other information pertaining to stock option activity during the years ended December 28, 2012, December 30, 2011 and December 31, 2010 was as follows (in thousands):

	Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010
Total fair value of stock options vested	$—	$—	$—
Total intrinsic value of stock options exercised	$177	$41	$11

The following table summarizes information about the Company’s stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.06	3,273,895	5.0	$3.97	77,332	$2.78
$4.07 - $8.13	618,311	1.1	6.18	618,311	6.18
$8.14 - $12.19	6,650	0.4	12.00	6,650	12.00
$12.20 - $20.32	8	0.1	17.56	8	17.56

As of December 28, 2012	3,898,864	4.4	$4.34	702,301	$5.86

Options surrendered March 11, 2013	(2,916,563)	4.9	$4.00	—	$—
Options cancelled / exercised through March 12, 2013	(31,370)	—	$2.29	(31,370)	$2.29

As of March 12, 2013	950,931	2.1	$5.43	670,931	$6.03

In March of 2013 the performance-based stock option grants referred to below were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with stock appreciation rights units (“SARs”), totaling 2,916,563, equal in number to the number of options granted to each of them in 2012. The terms and conditions and the specific performance targets that must be achieved in order for the SAR awards to vest are the same to those of the replaced plan, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563, each with an exercise price of $4.00 and a fair value of $1.31. One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

As of December 28, 2012, 82% of total outstanding options were performance-based. Although the targets for the performance-based options have not been achieved, the Company has recorded $0.6 million of compensation expense in 2012 related to these options. No compensation expense related to options was recorded in 2011 and 2010.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Based Compensation (Continued)

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 28, 2012 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 30, 2011	2,970,830	$3.38
Granted	1,407,077	3.92
Vested	(1,687,513)	3.33
Forfeited	(142,563)	3.64

Nonvested balance as of December 28, 2012	2,547,831	$3.69

The Company recorded restricted stock units based compensation expense of $4.2 million, $3.7 million and $3.6 million in 2012, 2011 and 2010, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 28, 2012, there was $4.9 million of total restricted stock units compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.88 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 28, 2012 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 30, 2011	633,487	$3.32
Vested	(233,744)	3.36
Forfeited	(4,000)	3.12

Nonvested balance as of December 28, 2012	395,743	$3.58

The Company recorded compensation expense of $0.7 million, $0.9 million and $0.7 million, during the years ended December 28, 2012, December 30, 2011, and December 31, 2010, respectively, related to common stock subject to vesting requirements. As of December 28, 2012, there was $0.7 million of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.22 years.

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

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2012, 2011 and 2010, 117,757 shares, 137,215 shares and 132,015 shares, respectively, were issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Shareholders’ Equity (Continued)

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $70.0 million of the Company’s common stock, thereby increasing the total program size to $75.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offer. The Company did not repurchase any shares during the year ended December 28, 2012 under its repurchase plan. As of December 28, 2012, the Company had repurchased 21.2 million shares of its common stock at an average price of $3.52 per share, leaving $0.6 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Dividends

On December 7, 2012, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay annual cash dividends on its common stock. The Board of Directors declared an annual cash dividends of $0.10 per common share payable to holders of the Company’s common stock. In 2012, the Company paid $3.1 million in dividends to holders of its common stock, which was paid to shareholders on December 28, 2012. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit.

Shareholder Rights Plan

On February 13, 2004, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the Plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of the Company’s common stock that was outstanding on February 26, 2004. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a purchase price of $32.50, subject to adjustment.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2012, 2011 and 2010, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million for each of the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010.

15. Transactions with Related Parties

There were no related party transactions in 2012. In connection with the Company’s repurchase of common stock in 2011, the Board of Directors approved the Company’s buy back of 393,250 shares of outstanding common stock from employees of the Company and Board of Directors at an average price of $4.70 per share. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at December 28, 2012 and December 30, 2011.

16. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

17. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity, is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
Revenue:
North America	$184,974	$174,890	$158,231
International (primarily European countries)	49,086	50,227	43,117

Total revenue	$234,060	$225,117	$201,348

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 28,	December 30,
	2012	2011
Long-lived assets:
North America	$74,407	$73,449
International (primarily European countries)	16,270	15,628

Total long-lived assets	$90,677	$89,077

As of December 28, 2012, foreign assets included $15.6 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition. As of December 30, 2011, foreign assets included $14.9 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

In the following table (presented in thousands), The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The ERP Solutions group encompasses the ERP technology groups, which include SAP and Oracle. The acquisition of Archstone in late 2009 brought a strong EPM Transformation group to the Company. This allowed the Company to combine the acquired transformation skills with its existing EPM technology group, which has been one of The Hackett Group’s growth drivers. The transformation and technology groups both adopted The Hackett Group brand in 2010, and in 2011 moved to a combined incentive plan. Therefore, the revenue of the EPM technology group is reflected in The Hackett Group service line to best reflect this integration of brand and go-to-market focus in the Company’s reporting.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Geographical and Service Group Information (Continued)

	Year Ended
	December 28,	December 30,	December 31,
	2012	2011	2010
The Hackett Group	$187,787	$181,824	$167,019
ERP Solutions	46,273	43,293	34,329

Total revenue	$234,060	$225,117	$201,348

18. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 28, 2012 and December 30, 2011 (in thousands, except per share data):

	Quarter Ended
	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012
Total revenue	$57,018	$61,284	$58,621	$57,137
Income from operations	$3,659	$4,490	$4,581	$4,099
Income before income taxes	$3,641	$4,251	$4,387	$3,940
Net income (1)	$3,533	$3,845	$2,636	$6,683
Basic net income per common share	$0.09	$0.13	$0.09	$0.23
Diluted net income per common share	$0.09	$0.12	$0.08	$0.21

	Quarter Ended
	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011
Total revenue	$52,862	$58,809	$57,935	$55,511
Income from operations	$3,486	$4,503	$4,511	$4,741
Income before income taxes	$3,487	$4,515	$4,522	$4,750
Net income (1)	$3,327	$4,403	$4,346	$9,693
Basic net income per common share	$0.08	$0.11	$0.11	$0.25
Diluted net income per common share	$0.08	$0.10	$0.10	$0.23

(1)	The quarters ended December 28, 2012 and December 30, 2011 include the benefit of the release of $4.0 million and $5.3 million, respectively, of deferred income tax asset valuation allowance. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

19. Subsequent Event

Subsequent to December 28, 2012, the Company exited the Oracle ERP implementation business. The Oracle ERP implementation business was included in the HTS reporting unit and the ERP Solutions service group. This transaction was not material to the Company’s financial statements.

In March of 2013 the performance-based stock option grants described in Note 12 above, were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with SARs equal in number to the number of options granted to each of them in 2012. The terms and conditions and the specific performance targets that must be achieved in order for the SARs awards to vest are the same to those of the replaced plan, with the exception that the SARs will be settled in cash, stock or any combination thereof at the Company’s discretion.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 28, 2012, DECEMBER 30, 2011 AND DECEMBER 31, 2010

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense (Recovery)	Write-offs	Balance at End of Year
Year Ended December 28, 2012	$799	$657	$(205)	$1,251

Year Ended December 30, 2011	$1,486	$(619)	$(68)	$799

Year Ended December 31, 2010	$1,354	$157	$(25)	$1,486

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 28, 2012. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 28, 2012, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2012 and our report dated March 13, 2013 expressed an unqualified opinion thereon.

Miami, Florida	/s/ BDO USA, LLP
March 13, 2013	Certified Public Accountants

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 53

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 13, 2013.

THE HACKETT GROUP, INC.
By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 13, 2013
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2013
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 13, 2013
David N. Dungan

/s/ Terence M. Graunke	Director	March 13, 2013
Terence M. Graunke

/s/ Richard Hamlin	Director	March 13, 2013
Richard Hamlin

/s/ John R. Harris	Director	March 13, 2013
John R. Harris

/s/ Edwin A. Huston	Director	March 13, 2013
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 13, 2013
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Share Purchase Agreement dated November 29, 2005 between The Hackett Group Limited, Answerthink, Inc. and the Sellers of REL Consultancy Group Limited (incorporated herein by reference to the Registrant’s Form 8-K dated December 1, 2005).

2.2	Asset Purchase Agreement acquiring Archstone Consulting, LLC (incorporated by reference to the Registrant’s Form 8-K filed on November 13, 2009). In accordance with the instructions to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the Asset Purchase Agreement are not filed herewith. The Asset Purchase Agreement identifies such schedules and exhibits, including the general nature of their content. The Company undertakes to provide such schedules and exhibits to the Securities and Exchange Commission upon request.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed on March 31, 2008).

10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-64542)).

10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).

10.4	Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (333-48123)).

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-108640)).

10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).

10.7	Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.8	Registration Rights Agreement dated as of March 3, 1999 by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. (incorporated herein by reference to THINK New Ideas, Inc.’s Form 8-K dated March 12, 1999).

10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).

10.11	Lawson Software & The Hackett Group Advisory Alliance Agreement dated May 9, 2005 (incorporated herein by reference to the Registrant’s Form 8-K dated May 13, 2005).

10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).

10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).

10.19	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez.

10.20	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan.

10.21	Credit Agreement dated February 21, 2012, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 8-K dated February 23, 2012).

21.1	Subsidiaries of the Registrant (exhibits filed herewith).

23.1	Consent of BDO USA, LLP (exhibits filed herewith).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.