Form 10-Q
period 2013-03-29
HACKETT GROUP, INC.
filed 2013-05-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of May 1, 2013, there were 31,621,979 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 29, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,337	$16,906
Accounts receivable and unbilled revenue, net of allowance of $1,155 and $1,251 at March 29, 2013 and December 28, 2012, respectively	33,798	36,869
Deferred tax asset, net	4,221	4,741
Prepaid expenses and other current assets	2,646	2,335

Total current assets	52,002	60,851

Restricted cash	684	683
Property and equipment, net	13,008	12,859
Other assets	1,409	1,598
Goodwill, net	75,104	76,220
Non-current deferred tax asset, net	779	1,710

Total assets	$142,986	$153,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,816	$7,711
Accrued expenses and other liabilities	21,414	26,484
Current portion of long-term debt	—	2,895

Total current liabilities	26,230	37,090

Long-term debt	20,526	22,105

Total liabilities	46,756	59,195

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 52,780,237 and 52,235,764 shares issued at March 29, 2013 and December 28, 2012, respectively	53	52
Additional paid-in capital	264,144	263,135
Treasury stock, at cost, 21,171,370 shares at March 29, 2013 and December 28, 2012	(74,444)	(74,444)
Accumulated deficit	(87,555)	(89,513)
Accumulated comprehensive loss	(5,968)	(4,504)

Total shareholders’ equity	96,230	94,726

Total liabilities and shareholders’ equity	$142,986	$153,921

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 29, 2013	March 30, 2012
Revenue:
Revenue before reimbursements	$48,871	$49,044
Reimbursements	5,478	5,039

Total revenue	54,349	54,083
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $823 and $758 of stock compensation expense in the quarters ended March 29, 2013 and March 30, 2012, respectively)	32,042	30,560
Reimbursable expenses	5,478	5,039

Total cost of service	37,520	35,599
Selling, general and administrative costs (includes $699 and $507 of stock compensation expense in the quarters ended March 29, 2013 and March 30, 2012, respectively)	13,300	14,507

Total costs and operating expenses	50,820	50,106

Income from continuing operations	3,529	3,977

Other income (expense):
Interest income	1	9
Interest expense	(142)	(27)

Income before income taxes	3,388	3,959
Income taxes	1,359	108

Income from continuing operations	2,029	3,851
Loss from discontinued operations	(71)	(318)

Net income	$1,958	$3,533

Basic net income per common share:
Income from operations per common share	$0.07	$0.10
Loss from discontinued operations per common share	$(0.00)	$(0.01)

Net income per common share	$0.06	$0.09

Diluted net income per common share:
Income from operations per common share	$0.06	$0.10
Loss from discontinued operations per common share	$(0.00)	$(0.01)

Net income per common share	$0.06	$0.09

Weighted average common shares outstanding	30,292	38,524
Weighted average common and common equivalent shares outstanding	31,473	39,938

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 29, 2013	March 30, 2012
Net income	$1,958	$3,533
Foreign currency translation adjustment	(1,464)	670

Total comprehensive income	$494	$4,203

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$1,958	$3,533
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	499	614
Amortization expense	150	137
Amortization of debt issuance costs	24	—
(Reversal) provision for doubtful accounts	(13)	111
Loss on foreign currency translation	55	51
Non-cash stock compensation expense	1,522	1,267
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	3,084	(97)
Decrease in prepaid expenses and other assets	1,344	89
Decrease in accounts payable	(2,895)	(3,010)
Decrease in accrued expenses and other liabilities	(6,275)	(6,528)

Net cash used in operating activities	(547)	(3,833)

Cash flows from investing activities:
Purchases of property and equipment	(658)	(931)
Decrease in restricted cash	—	203

Net cash used in investing activities	(658)	(728)

Cash flows from financing activities:
Debt proceeds	—	40,000
Repayment of borrowings	(4,474)	—
Debt issuance costs	—	(476)
Proceeds from issuance of common stock	310	364
Repurchases of common stock	—	(55,572)

Net cash used in financing activities	(4,164)	(15,684)

Effect of exchange rate on cash	(200)	103

Net decrease in cash and cash equivalents	(5,569)	(20,142)
Cash and cash equivalents at beginning of year	16,906	32,936

Cash and cash equivalents at end of period	$11,337	$12,794

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$275	$38
Cash paid for interest	$82	$8

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2012, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended March 29, 2013, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 29, 2013 and December 28, 2012, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recently Issued Accounting Standards

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity should be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

2. Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements and restricted stock units issued to the Company’s employees and non-employee members of its Board of Directors, the calculation includes only the vested portion of such stock and units.

Dilutive net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 29, 2013	March 30, 2012
Basic weighted average common shares outstanding	30,291,773	38,523,806

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	1,162,166	1,359,157
Common stock issuable upon the exercise of stock options	19,032	55,332

Dilutive weighted average common shares outstanding	31,472,971	39,938,295

Approximately 0.9 million and 3.8 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 29, 2013 and March 30, 2012, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. This decrease is attributable to the conversion of 2.9 million performance-based options, granted during the quarter ended March 30, 2012, into stock appreciation rights units (“SARs”), which will be settled in cash, Company stock or any combination thereof, at the Company’s discretion (see Note 6 for further detail).

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 29, 2013	December 28, 2012
Accounts receivable	$27,178	$31,260
Unbilled revenue	7,775	6,860
Allowance for doubtful accounts	(1,155)	(1,251)

Accounts receivable and unbilled revenue, net	$33,798	$36,869

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Credit Facility

On February 21, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A. Under the Credit Agreement, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of March 29, 2013, the Company had $20.5 million principal amount outstanding on the Term Loan and a zero balance outstanding on the Revolver.

The obligations of the Company under the Credit Facility are guaranteed by the active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 29, 2013, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Revolver matures on February 21, 2017. The Term Loan requires amortization principal payments in equal quarterly installments beginning October 1, 2012 through February 21, 2017. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements, as defined in the Credit Agreement.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Discontinued Operations

During the quarter ended March 29, 2013, the Company exited the Oracle ERP implementation business. This transaction was not material to the Company’s financial statements.

6. Stock Based Compensation

During the quarter ended March 29, 2013, the Company issued 1,108,206 restricted stock units at a weighted average grant-date fair value of $4.60 per share. As of March 29, 2013, the Company had 2,960,344 restricted stock units outstanding at a weighted average grant-date fair value of $4.09 per share. As of March 29, 2013, $8.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.3 years.

As of March 29, 2013, the Company had 317,850 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.43 per share. As of March 29, 2013, $0.5 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of one year.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Company’s Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563, each with an exercise price of $4.00 and a fair value of $0.96. One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly.

In March of 2013 these performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with SARs, equal to the number of options. The terms and conditions and the specific performance targets are the same to those of the replaced plan, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

Although the targets for the performance-based SARs have not been achieved as of March 29, 2013, the Company has recorded $0.1 million and $0.1 million of compensation expense for the periods ended March 29, 2013 and March 30, 2012, respectively, related to these SARs.

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 29, 2013, the Company did not repurchase any shares of its common stock through its share repurchase plan. As of March 29, 2013, the Company had $0.6 million available under its share repurchase plan.

Subsequent to March 29, 2013, the Company repurchased 113 thousand shares at an average price of $4.79. In addition, the Board of Directors approved the repurchase of an additional $5.0 million of the Company’s common stock, thereby increasing the total program size to $80.0 million, and leaving $5.0 million available under its share repurchase plan authorization.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 29, 2013	March 30, 2012
Revenue:
North America	$42,310	$42,098
International (primarily European countries)	12,039	11,985

Total revenue	$54,349	$54,083

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 29, 2013	December 28, 2012
Long-lived assets:
North America	$74,268	$74,407
International (primarily European countries)	15,253	16,270

Total long-lived assets	$89,521	$90,677

As of March 29, 2013, foreign assets included $14.6 million of goodwill related to the Archstone and REL acquisitions. As of December 28, 2012, foreign assets included $15.6 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	March 29, 2013	March 30, 2012
The Hackett Group	$43,612	$47,124
ERP Solutions	10,737	6,959

Total revenue	$54,349	$54,083

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions and interest rates. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2012. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Hackett, formed on April 23, 1997, is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services that empirically defines and enables world-class enterprise performance. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 8,500 benchmark studies over 20 years at over 3,500 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation, working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory and EPM Technologies groups. “ERP Solutions” encompasses our ERP Technology groups, which is currently SAP.

During the quarter ended March 29, 2013, we exited the Oracle ERP implementation business. The transaction was not material to our financial statements, however, the following information has been recast to exclude activity related to the business.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	March 29, 2013		March 30, 2012
Revenue:
Revenue before reimbursements	$48,871	100.0%	$49,044	100.0%
Reimbursements	5,478		5,039

Total revenue	54,349		54,083

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	32,042	65.6%	30,560	62.3%
Reimbursable expenses	5,478		5,039

Total cost of service	37,520		35,599
Selling, general and administrative costs	13,300	27.2%	14,507	29.6%

Total costs and operating expenses	50,820		50,106

Income from operations	3,529	7.2%	3,977	8.1%

Other expense:
Interest expense, net	(141)	-0.3%	(18)	0.0%

Income from continuing operations before income taxes	3,388	6.9%	3,959	8.1%
Income tax expense	1,359	2.8%	108	0.2%

Income from continuing operations	2,029	4.1%	3,851	7.9%

Loss from discontinued operations	(71)	-0.1%	(318)	-0.7%

Net income	$1,958	4.0%	$3,533	7.2%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. Between the quarters ended March 29, 2013 and March 30, 2012, The Hackett Group and ERP Solutions were not materially impacted by foreign currency rate fluctuations.

Total Company revenue increased slightly for the quarter ended March 29, 2013, as compared to the quarter ended March 30, 2012. The following table summarizes revenue (in thousands):

	Quarter Ended
	March 29, 2013	March 30, 2012
The Hackett Group	$43,612	$47,124
ERP Solutions	10,737	6,959

Total revenue	$54,349	$54,083

The Hackett Group revenue decreased by 7% for the quarter ended March 29, 2013, as compared to the quarter ended March 30, 2012, primarily due to longer than expected ramp up on client engagements during the quarter ended March 29, 2013. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 22% of total Company revenue for the quarters ended March 29, 2013 and March 30, 2012.

ERP Solutions revenue increased 54% for the quarter ended March 29, 2013, as compared to the quarter ended March 30, 2012, primarily due to increased market demand in the SAP group.

During the quarters ended March 29, 2013 and March 30, 2012, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 5%, or $1.5 million for the quarter ended March 29, 2013, as compared to the quarter ended March 30, 2012. The increase was primarily due to the increased headcount to align resources with market demand in the SAP group, as well as greater utilization of subcontractors.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased to 66% for the quarter ended March 29, 2013, as compared to 62% for the quarter ended March 30, 2012.

Selling, General and Administrative. Selling, general and administrative costs were $13.3 million for the quarter ended March 29, 2013, as compared to $14.5 million for the quarter March 30, 2012. Selling, general and administrative costs as a percentage of revenue before reimbursements decreased to 27% for the quarter ended March 29, 2013, as compared to 30% for the quarter ended March 30, 2012, primarily due to cost containment initiatives implemented in 2013.

Income Taxes. In the quarter ended March 29, 2013 we recorded income tax expense of $1.4 million, which reflected an estimated annual tax rate of 40.1% for certain federal, foreign and state taxes. In the quarter ended March 29, 2012, we recorded income tax expense of $108 thousand, which reflected an estimated annual tax rate of 2.7% for certain foreign and state taxes. The increase in the tax rates is the result of the release of the full valuation allowance related to the U.S. federal and state net operating loss carryforwards during 2011 and 2012 and the partial release of the foreign net operating loss carryforward in 2012.

Liquidity and Capital Resources

As of March 29, 2013 and December 28, 2012, we had $11.3 million and $16.9 million, respectively, classified in cash and cash equivalents in the consolidated balance sheets. As of the same dates, we had $0.7 million on deposit with financial institutions that primarily related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 29, 2013	March 30, 2012
Cash flows used in operating activities	$(547)	$(3,833)
Cash flows used in investing activities	$(658)	$(728)
Cash flows used in financing activities	$(4,164)	$(15,684)

Cash Flows from Operating Activities

Net cash used in operating activities was $0.5 million and $3.8 million during the three months ended March 29, 2013 and March 30, 2012, respectively. The decrease in the usage of cash primarily related to the payout of incentive compensation awards and the decrease in accounts receivable and unbilled revenue due to higher collections during the quarter ended March 29, 2013, as compared to the quarter ended March 30, 2012.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million during both the three months ended March 29, 2013 and March 30, 2012. The usage of cash primarily related to capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer.

On February 21, 2012, we entered into a Credit Agreement with Bank of America, N.A. Under the Credit Agreement, Bank of America, N.A. agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit and up to $30.0 million pursuant to a term loan (the “Credit Facility”). We utilized $40.0 million of proceeds from the Credit Facility, along with cash on hand, for the purchase of the shares in the tender offer and the payment of all fees and expenses in connection with the tender offer.

Net cash used in financing activities was $4.2 million and $15.7 million for the three months ended March 29, 2013 and March 30, 2012, respectively. The usage of cash during the three months ended March 29, 2013, primarily related to the $4.5 million pay down of the term loan. The usage of cash during the three months ended March 30, 2012, primarily related to the tender offer discussed above.

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

Contractual Obligations

As of March 29, 2013, there had been no material changes to our contractual obligations outside of the ordinary course of business since December 28, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 29, 2013, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our first quarter 2013 results of operations.

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

No shares were repurchased during the quarter ended March 29, 2013 under the Company’s share repurchase plan. As of March 29, 2013, the Company had $0.6 million of remaining authorization under this program. For a discussion of shares repurchased subsequent to March 29, 2013, please see Note 7, “Shareholders Equity,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

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

The Hackett Group, Inc.

Date: May 8, 2013	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.