Form 10-Q
period 2013-06-28
HACKETT GROUP, INC.
filed 2013-08-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	T

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 2, 2013, there were 31,610,418 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 28,	December 28,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,811	$16,906
Accounts receivable and unbilled revenue, net of allowance of $1,158 and $1,251 at
June 28, 2013 and December 28, 2012, respectively	35,601	36,869
Deferred tax asset, net	3,858	4,741
Prepaid expenses and other current assets	3,357	2,335
Total current assets	53,627	60,851

Restricted cash	522	683
Property and equipment, net	13,082	12,859
Other assets	1,232	1,598
Goodwill, net	75,247	76,220
Non-current deferred tax asset, net	—	1,710
Total assets	$143,710	$153,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,076	$7,711
Accrued expenses and other liabilities	22,825	26,484
Current portion of long-term debt	—	2,895
Total current liabilities	27,901	37,090
Long-term deferred tax liability, net	666	—
Long-term debt	15,026	22,105
Total liabilities	43,593	59,195

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 52,833,597 and 52,235,764
shares issued at June 28, 2013 and December 28, 2012, respectively	53	52
Additional paid-in capital	265,627	263,135
Treasury stock, at cost, 21,295,078 and 21,171,370 shares at June 28, 2013 and
December 28, 2012, respectively	(75,038)	(74,444)
Accumulated deficit	(84,625)	(89,513)
Accumulated comprehensive loss	(5,900)	(4,504)
Total shareholders' equity	100,117	94,726
Total liabilities and shareholders' equity	$143,710	$153,921

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements	$52,341	$51,469	$101,212	$100,513
Reimbursements	6,620	6,495	12,098	11,534
Total revenue	58,961	57,964	113,310	112,047
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $863 and $759 and $1,686 and $1,517 of stock compensation expense in the quarters
and six months ended June 28, 2013 and June 29, 2012, respectively)	33,363	32,167	65,405	62,727
Reimbursable expenses	6,620	6,495	12,098	11,534
Total cost of service	39,983	38,662	77,503	74,261
Selling, general and administrative costs (includes $782 and $679 and $1,481 and
$1,186 of stock compensation expense in the quarters and six months
ended June 28, 2013 and June 29, 2012, respectively)	13,893	14,819	27,193	29,326
Total costs and operating expenses	53,876	53,481	104,696	103,587
Income from operations	5,085	4,483	8,614	8,460

Other income (expense):
Interest income	3	8	4	17
Interest expense	(125)	(247)	(267)	(274)
Income from continuing operations before income taxes	4,963	4,244	8,351	8,203
Income tax expense	2,033	406	3,392	514
Income from continuing operations	2,930	3,838	4,959	7,689
Income (loss) from discontinued operations	—	7	(71)	(311)
Net income	$2,930	$3,845	$4,888	$7,378

Basic net income per common share:
Income per common share from continuing operations	$0.10	$0.13	$0.16	$0.23
Income (loss) per common share from discontinued operations	—	—	—	(0.01)
Net income per common share	$0.10	$0.13	$0.16	$0.22

Diluted net income per common share:
Income per common share from continuing operations	$0.09	$0.12	$0.16	$0.22
Income (loss) per common share from discontinued operations	—	—	(0.00)	(0.01)
Net income per common share	$0.09	$0.12	$0.15	$0.21

Weighted average common shares outstanding:
Basic	30,532	29,290	30,412	33,907
Diluted	32,251	31,509	31,862	35,724

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Net income	$2,930	$3,845	$4,888	$7,378
Foreign currency translation adjustment	68	(547)	(1,396)	123
Total comprehensive income	$2,998	$3,298	$3,492	$7,501

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows from operating activities:
Net income	$4,888	$7,378
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	960	1,105
Amortization expense	349	274
(Reversal) provision for doubtful accounts	(9)	96
Loss on foreign currency translation	32	203
Non-cash stock compensation expense	3,167	2,708
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	1,278	(1,964)
Decrease in prepaid expenses and other assets	1,783	354
Decrease in accounts payable	(2,635)	(720)
Decrease in accrued expenses and other liabilities	(4,640)	(3,158)
Net cash provided by operating activities	5,173	6,276

Cash flows from investing activities:
Purchases of property and equipment	(1,221)	(2,104)
Decrease in restricted cash	162	203
Net cash used in investing activities	(1,059)	(1,901)

Cash flows from financing activities:
Debt proceeds	—	40,000
Repayment of borrowings	(9,974)	(8,000)
Debt issuance costs	—	(482)
Proceeds from issuance of common stock	358	439
Repurchases of common stock	(594)	(55,587)
Net cash used in financing activities	(10,210)	(23,630)

Effect of exchange rate on cash	1	125

Net decrease in cash and cash equivalents	(6,095)	(19,130)
Cash and cash equivalents at beginning of year	16,906	32,936
Cash and cash equivalents at end of period	$10,811	$13,806

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$449	$123
Cash paid for interest	$218	$227

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2012, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended June 28, 2013, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 28, 2013 and December 28, 2012, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recently Issued Accounting Standards

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon de-recognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity, which amends current accounting guidance on foreign currency matters. This guidance requires that the entire amount of a cumulative translation adjustment related to an entity’s investment in a foreign entity be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity, (ii) loss of a controlling financial interest in an investment in a foreign entity, and (iii) step acquisition for a foreign entity. This guidance will be effective for the Company beginning in the first quarter of 2014. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance will be effective for the Company beginning in the first quarter of 2014. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Basic weighted average common shares outstanding	30,532,021	29,290,450	30,411,897	33,907,128

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,707,857	2,159,353	1,435,012	1,759,255
Common stock issuable upon the exercise of stock options	11,175	58,934	15,104	57,133
Dilutive weighted average common shares outstanding	32,251,053	31,508,737	31,862,013	35,723,516

Approximately 0.9 million and 3.8 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended June 28, 2013 and June 29, 2012, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. This decrease is attributable to the conversion of 2.9 million performance-based options, granted during the quarter ended March 30, 2012, into stock appreciation rights units (“SARs”), which will be settled in cash, Company stock or any combination thereof, at the Company’s discretion (see Note 6 for further detail).

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 28,	December 28,
	2013	2012
Accounts receivable	$30,073	$31,260
Unbilled revenue	6,686	6,860
Allowance for doubtful accounts	(1,158)	(1,251)
Accounts receivable and unbilled revenue, net	$35,601	$36,869

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Credit Facility

On February 21, 2012, the Company entered into a credit agreement (“Credit Agreement”) with Bank of America, N.A. Under the Credit Agreement, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”). As of June 28, 2013, the Company had $15.0 million principal amount outstanding on the Term Loan and a zero balance outstanding on the Revolver.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

4. Credit Facility (continued)

The obligations of the Company under the Credit Facility are guaranteed by the active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 28, 2013, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

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

6. Stock Based Compensation

During the six months ended June 28, 2013, the Company issued 1,128,206 restricted stock units at a weighted average grant-date fair value of $4.60 per share. As of June 28, 2013, the Company had 2,945,549 restricted stock units outstanding at a weighted average grant-date fair value of $4.10 per share. As of June 28, 2013, $7.3 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of 2.1 years.

As of June 28, 2013, the Company had 317,850 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.43 per share. As of June 28, 2013, $0.4 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of less than one year.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Company’s Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563, each option with an exercise price of $4.00 and a fair value of $0.96. One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly.

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

Although the targets for the performance-based SARs have not been achieved as of June 28, 2013, the Company has recorded $0.1 million and $0.2 million of compensation expense for the quarter and six months ended June 28, 2013, respectively, and $0.2 million and $0.3 million for the quarter and six months ended June 29, 2012, respectively, related to these SARs.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

7. Shareholders' Equity (continued)

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter and six months ended June 28, 2013, the Company repurchased approximately 124 thousand shares of its common stock at an average price of $4.80, for a total cost of approximately $594 thousand.  In addition, during the quarter ended June 28, 2013, the Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the total program size to $80.0 million. As of June 28, 2013 the Company had $5.0 million available under its share repurchase plan authorization.

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
Revenue:
North America	$46,636	$44,866	$88,946	$86,964
International (primarily European countries)	12,325	13,098	24,364	25,083
Total revenue	$58,961	$57,964	$113,310	$112,047

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 28,	December 28,
	2013	2012
Long-lived assets:
North America	$74,243	$74,407
International (primarily European countries)	15,318	16,270
Total long-lived assets	$89,561	$90,677

As of June 28, 2013, foreign assets included $14.8 million of goodwill related to the Archstone and REL acquisitions. As of December 28, 2012, foreign assets included $15.6 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

9. Geographic and Group Information (continued)

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

The Hackett Group	$47,659	$50,104	$91,271	$97,228
ERP Solutions	11,302	7,860	22,039	14,819
Total revenue	$58,961	$57,964	$113,310	$112,047

10. Subsequent Events

On August 6, 2013, the Company announced that within the following 30 days, it intends to commence a tender offer to purchase up to $35.8 million in value of the Company's common stock, $0.001 par value per share (the "Shares"), at a price not greater than $6.50 nor less than $5.75 per Share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). This would represent approximately 17% of the Company's current outstanding common shares at the high end of the pricing range.  The Company intends to finance the share repurchase from borrowings under a new term loan component of its existing credit facility.  An amendment to the credit facility to implement the new term loan component is expected to be entered into in the coming weeks. The Company intends to conduct the Offer through a procedure commonly called a modified "Dutch auction". This procedure allows stockholders to select the price, within the specified price range, at which stockholders are willing to sell their Shares. The Company will select the single lowest purchase price not greater than $6.50 nor less than $5.75 per Share, that will allow the Company to purchase $35.8 million in value of Shares at such price, based on the number of Shares tendered, or, if fewer Shares are properly tendered, all Shares that are properly tendered and not properly withdrawn.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2012. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory and EPM Technologies groups. “ERP Solutions” encompasses our ERP Technology group, which is currently SAP.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2013		2012		2013		2012
Revenue:
Revenue before reimbursements	$52,341	100.0%	$51,469	100.0%	$101,212	100.0%	$100,513	100.0%
Reimbursements	6,620		6,495		12,098		11,534
Total revenue	58,961		57,964		113,310		112,047

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	33,363	63.7%	32,167	62.5%	65,405	64.6%	62,727	62.4%
Reimbursable expenses	6,620		6,495		12,098		11,534
Total cost of service	39,983		38,662		77,503		74,261

Selling, general and administrative costs	13,893	26.6%	14,819	28.8%	27,193	26.9%	29,326	29.2%
Total costs and operating expenses	53,876		53,481		104,696		103,587

Income from operations	5,085	9.7%	4,483	8.7%	8,614	8.5%	8,460	8.4%

Other expense:
Interest expense, net	(122)	-0.2%	(239)	-0.4%	(263)	-0.2%	(257)	-0.3%

Income from continuing operations before income taxes	4,963	9.5%	4,244	8.3%	8,351	8.3%	8,203	8.1%
Income tax expense	2,033	3.9%	406	0.8%	3,392	3.4%	514	0.5%
Income from continuing operations	2,930	5.6%	3,838	7.5%	4,959	4.9%	7,689	7.6%

Income (loss) from discontinued operations	—		7		(71)		(311)
Net income	$2,930	5.6%	$3,845	7.5%	$4,888	4.8%	$7,378	7.3%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. Between the quarters and six months ended June 28, 2013 and June 29, 2012, The Hackett Group and ERP Solutions were not materially impacted by foreign currency rate fluctuations.

Total Company revenue increased slightly for the quarter and six months ended June 28, 2013, as compared to the quarter and six months ended June 29, 2012. The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012
The Hackett Group	$47,659	$50,104	$91,271	$97,228
ERP Solutions	11,302	7,860	22,039	14,819
Total revenue	$58,961	$57,964	$113,310	$112,047

The Hackett Group revenue decreased by 5% and 6% for the quarter and six months ended June 28, 2013, respectively, as compared to the quarter and six months ended June 29, 2012,  primarily due to lower revenue from our international groups and longer than expected ramp up on U.S. client engagements in the beginning of 2013. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 21% and 22% of total Company revenue for the quarter and six months ended June 28, 2013 and 23% and 22% of total Company revenue for the quarter and six months ended June 29, 2012, respectively.

ERP Solutions revenue increased 44% and 49% for the quarter and six months ended June 28, 2013, as compared to the quarter and six months ended June 29, 2012, primarily due to increased market demand in the SAP group.

During the quarters and six months ended June 28, 2013 and June 29, 2012, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 4%, or $1.2 million and 4%, or $2.7 million for the quarter and six months ended June 28, 2013, respectively, as compared to the quarter and six months ended June 29, 2012. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased to 64%  and 65% for the quarter and six months ended June 28, 2013, as compared to 63% and 62% for the quarter and six months ended June 29, 2012, respectively. The increase was primarily due to the increased headcount to align resources with market demand in the SAP group, as well as greater utilization of subcontractors in both our SAP and EPM Oracle groups.

As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 38% and 39% in the quarter and six months ended June 28, 2013, respectively. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 37% for both the quarter and six months ended June 28, 2013, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $13.9 million and $27.2 million for the quarter and six months ended June 28, 2013, as compared to $14.8 million and $29.3 million for the quarter and six months June 28, 2012, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements decreased to 27% for both the quarter and six months ended June 28, 2013, as compared to 29% for both the quarter and six months ended June 29, 2012, primarily due to cost containment initiatives implemented in 2013.

Income Taxes. In the quarter and six months ended June 28, 2013, we recorded income tax expense of $2.0 million and $3.4 million, respectively, which reflected an estimated annual tax rate of 41.0% and 40.6% for certain federal, foreign and state taxes. In the quarter and six months ended June 29, 2012, we recorded income tax expense of $406 thousand and $514 thousand, respectively, which reflected an estimated annual tax rate of 9.6% and 6.5% for certain foreign and state taxes. The increase in the tax rates in 2013 is the result of the release of the full valuation allowance related to the U.S. federal and state net operating loss carryforwards during 2011 and 2012 and the partial release of the foreign net operating loss carryforwards in 2012.

Liquidity and Capital Resources

As of June 28, 2013 and December 28, 2012, we had $10.8 million and $16.9 million, respectively, classified in cash and cash equivalents in the consolidated balance sheets. As of the same dates, we had $0.5 million and $0.7 million on deposit with financial institutions that primarily related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 28,	June 29,
	2013	2012
Cash flows provided by operating activities	$5,173	$6,276
Cash flows used in investing activities	$(1,059)	$(1,901)
Cash flows used in financing activities	$(10,210)	$(23,630)

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.2 million and $6.3 million during the six months ended June 28, 2013 and June 29, 2012, respectively. The decrease in the operating cash flows primarily related to a decrease in the vendor and incentive award accruals due to timing of payments in 2013, partially offset by increased accounts receivable trade collections.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million and $1.9 million during the six months ended June 28, 2013 and June 29, 2012, respectively. The usage of cash primarily related to capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer.

On February 21, 2012, we entered into a Credit Agreement with Bank of America, N.A. Under the Credit Agreement, Bank of America, N.A. agreed to lend us up to $20.0 million from time to time pursuant to a revolving line of credit and up to $30.0 million pursuant to a term loan (the “Credit Facility”). We utilized $40.0 million of proceeds from the Credit Facility, along with cash on hand, for the purchase of the shares in the tender offer and the payment of all fees and expenses in connection with the tender offer. As of August 2, 2013, we had $15.0 million outstanding under the term loan and zero outstanding borrowings under the revolving line of credit.

Net cash used in financing activities was $10.2 million and $23.6 million for the six months ended June 28, 2013 and June 29, 2012, respectively. The usage of cash during the six months ended June 28, 2013, primarily related to the $10.0 million pay down of the term loan. The usage of cash during the six months ended June 29, 2012, primarily related to the tender offer discussed above.

On August 6, 2013, we announced that within the following 30 days, we intend to commence a tender offer to purchase up to $35.8 million in value of our common stock, $0.001 par value per share (the "Shares"), at a price not greater than $6.50 nor less than $5.75 per Share, to the seller in cash, less any applicable withholding taxes and without interest. (See Note 10 in the notes to the consolidated financial statements.)

We intend to finance the share repurchase from borrowings under a new term loan component of our existing credit facility.  An amendment to the credit facility to implement the new term loan component is expected to be entered into in the coming weeks.

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

Contractual Obligations

As of June 28, 2013, there had been no material changes to our contractual obligations outside of the ordinary course of business since December 28, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item  3.        Quantitative and Qualitative Disclosures About Market Risk.

At June 28, 2013, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our quarter and six months ended June 28, 2013 results of operations.

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

Issuer Purchases of Equity Securities

During the quarter ended June 28, 2013, the Company purchased approximately 124 thousand  shares of its common stock at a cost of approximately $594 thousand under the Company’s share repurchase plan, originally approved by the Board of Directors in 2002 and last increased in May 2013. All repurchases were made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions

The following table provides information about our purchases of common shares during the quarter ended June 28, 2013. There is no expiration date on the current authorization during the period covered by the table, nor was any determination made by the Company to suspend or cancel purchases under the program.  The current authorization is not subject to an expiration date.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of March 29, 2013	-	-	-	556,258
March 30, 2013 to April 26, 2013	113,408	$ 4.79	113,408	12,677
April 27, 2013 to May 24, 2013	4,300	$ 4.87	4,300	4,991,730	*
May 25, 2013 to June 28, 2013	6,000	$ 4.87	6,000	4,962,525
	123,708	$ 4.80	123,708

* During the quarter ended June 28, 2013, the Board of Directors approved an additional $5.0 million to our share repurchase program, thereby increasing the authorization to $80.0 million.

Item  6.        Exhibits.

See Index to Exhibits on page 19, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 7, 2013	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase