Form 10-Q
period 2013-09-27
HACKETT GROUP, INC.
filed 2013-11-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 30, 2013, there were 30,687,903 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 27,	December 28,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,851	$16,906
Accounts receivable and unbilled revenue, net of allowance of $1,585 and $1,251 at
September 27, 2013 and December 28, 2012, respectively	37,367	36,869
Deferred tax asset, net	4,194	4,741
Prepaid expenses and other current assets	3,116	2,335
Total current assets	59,528	60,851

Restricted cash	522	683
Property and equipment, net	13,032	12,859
Other assets	1,093	1,598
Goodwill, net	75,967	76,220
Non-current deferred tax asset, net	—	1,710
Total assets	$150,142	$153,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,852	$7,711
Accrued expenses and other liabilities	21,831	26,484
Current portion of long-term debt	—	2,895
Total current liabilities	26,683	37,090
Long-term deferred tax liability, net	2,677	—
Long-term debt	15,026	22,105
Total liabilities	44,386	59,195

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 52,939,594 and 52,235,764
shares issued at September 27, 2013 and December 28, 2012, respectively	53	52
Additional paid-in capital	267,543	263,135
Treasury stock, at cost, 21,295,078 and 21,171,370 shares at September 27, 2013 and
December 28, 2012, respectively	(75,038)	(74,444)
Accumulated deficit	(81,990)	(89,513)
Accumulated comprehensive loss	(4,812)	(4,504)
Total shareholders' equity	105,756	94,726
Total liabilities and shareholders' equity	$150,142	$153,921

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Revenue:
Revenue before reimbursements	$51,976	$49,806	$153,188	$150,319
Reimbursements	5,940	5,841	18,038	17,375
Total revenue	57,916	55,647	171,226	167,694
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $854 and $685 and
$2,540 and $2,202 of stock compensation expense in the quarters and nine
months ended September 27, 2013 and September 28, 2012, respectively)	33,970	31,665	99,375	94,392
Reimbursable expenses	5,940	5,841	18,038	17,375
Total cost of service	39,910	37,506	117,413	111,767
Selling, general and administrative costs (includes $681 and $674 and $2,162 and
$1,860 of stock compensation expense in the quarters and nine months
ended September 27, 2013 and September 28, 2012, respectively)	13,289	13,922	40,482	43,248
Restructuring benefit	—	(319)	—	(319)
Total costs and operating expenses	53,199	51,109	157,895	154,696
Income from operations	4,717	4,538	13,331	12,998

Other income (expense):
Interest income	2	2	6	19
Interest expense	(94)	(196)	(361)	(470)
Income from continuing operations before income taxes	4,625	4,344	12,976	12,547
Income tax expense	1,926	1,751	5,318	2,265
Income from continuing operations	2,699	2,593	7,658	10,282
(Loss) income from discontinued operations	(64)	43	(135)	(268)
Net income	$2,635	$2,636	$7,523	$10,014

Basic net income per common share:
Income per common share from continuing operations	$0.09	$0.09	$0.25	$0.32
(Loss) income per common share from discontinued operations	(0.00)	0.00	(0.00)	(0.01)
Net income per common share	$0.09	$0.09	$0.25	$0.31

Diluted net income per common share:
Income per common share from continuing operations	$0.08	$0.08	$0.24	$0.30
(Loss) income per common share from discontinued operations	(0.00)	0.00	(0.00)	(0.01)
Net income per common share	$0.08	$0.08	$0.23	$0.29

Weighted average common shares outstanding:
Basic	30,627	29,401	30,484	32,405
Diluted	32,797	31,489	32,174	34,312

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Net income	$2,635	$2,636	$7,523	$10,014
Foreign currency translation adjustment	1,088	893	(308)	1,016
Total comprehensive income	$3,723	$3,529	$7,215	$11,030

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows from operating activities:
Net income	$7,523	$10,014
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	1,416	1,597
Amortization expense	523	410
Provision for doubtful accounts	478	488
Non-cash stock compensation expense	4,702	4,069
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(1,252)	(1,761)
Decrease in prepaid expenses and other assets	1,792	2,003
Decrease in accounts payable	(2,858)	(2,279)
Decrease in accrued expenses and other liabilities	(3,293)	(3,408)
Net cash provided by operating activities	9,031	11,133

Cash flows from investing activities:
Purchases of property and equipment	(1,619)	(2,564)
Decrease in restricted cash	161	202
Net cash used in investing activities	(1,458)	(2,362)

Cash flows from financing activities:
Debt proceeds	—	40,000
Repayment of borrowings	(9,974)	(12,000)
Debt issuance costs	—	(482)
Proceeds from issuance of common stock	924	751
Repurchases of common stock	(594)	(55,587)
Net cash used in financing activities	(9,644)	(27,318)

Effect of exchange rate on cash	16	145

Net decrease in cash and cash equivalents	(2,055)	(18,402)
Cash and cash equivalents at beginning of year	16,906	32,936
Cash and cash equivalents at end of period	$14,851	$14,534

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$451	$123
Cash paid for interest	$262	$407

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2012, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and nine months ended September 27, 2013, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 27, 2013 and December 28, 2012, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012

Basic weighted average common shares outstanding	30,626,838	29,400,901	30,483,544	32,405,052

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	2,159,234	2,057,492	1,676,932	1,858,667
Common stock issuable upon the exercise of stock options	10,572	30,246	13,392	48,171
Dilutive weighted average common shares outstanding	32,796,644	31,488,639	32,173,868	34,311,890

Approximately 0.8 million and 3.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended September 27, 2013 and September 28, 2012, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share. This decrease is attributable to the conversion of 2.9 million performance-based stock options, granted during the quarter ended March 30, 2012, into stock appreciation rights (“SARs”), which will be settled in cash, Company stock or any combination thereof, at the Company’s discretion (see Note 6).

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 27,	December 28,
	2013	2012
Accounts receivable	$29,686	$31,260
Unbilled revenue	9,266	6,860
Allowance for doubtful accounts	(1,585)	(1,251)
Accounts receivable and unbilled revenue, net	$37,367	$36,869

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Credit Facility

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a five-year term loan (the “Term Loan”), which was used to finance the Company's $55.0 million tender offer for its shares in March 2012  (see Note 7).

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

4. Credit Facility (continued)

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013 (see Note 7). The Credit Agreement was amended and restated to:

•	provide for up to additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility") and
•	extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement.

As of September 27, 2013, the Company had $15.0 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver. Subsequent to September 27, 2013, the Company incurred an additional $7.0 million in principal amount of indebtedness under the Amended Term Loan, for a total outstanding principal balance of $22.0 million as of October 30, 2013 (see Note 7).

The obligations of the Company under the Credit Facility are guaranteed by the active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 27, 2013, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Term Loan requires amortization principal payments in equal quarterly installments beginning December 31, 2013 through August 27, 2018. The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements, as defined in the Credit Agreement.

5. Discontinued Operations

During the quarter ended March 29, 2013, the Company exited the Oracle ERP implementation business. This transaction was not material to the Company’s consolidated financial statements.

6. Stock Based Compensation

During the nine months ended September 27, 2013, the Company issued 1,253,206 restricted stock units at a weighted average grant-date fair value of $4.67 per share. As of September 27, 2013, the Company had 2,983,241 restricted stock units outstanding at a weighted average grant-date fair value of $4.16 per share. As of September 27, 2013, $8.0 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of 1.9 years.

As of September 27, 2013, the Company had 314,850 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $3.43 per share. As of September 27, 2013, $0.2 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of less than one year.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Company’s Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $0.96. One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly.

In March of 2013 these performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with performance-based SARs, equal to the number of options. The terms and conditions and the specific performance targets applicable to the SARs are the same to those applicable to the replaced options, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

6. Stock Based Compensation (continued)

Although the targets for the performance-based SARs have not been achieved as of September 27, 2013, the Company has recorded $0.1 million and $0.4 million of compensation expense for the quarter and nine months ended September 27, 2013, respectively, and $0.2 million and $0.5 million for the quarter and nine months ended September 28, 2012, respectively, related to these SARs.

7. Shareholders’ Equity

Tender Offer

On August 28, 2013, the Company announced a tender offer to purchase up to $35.75 million in value of shares of its common stock, $0.001 par value per share, at a price not greater than $6.50 nor less than $5.75 per share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). On September 26, 2013, the Company amended the Offer (the "Amended Offer") to increase the price range at which it would purchase its common stock to a range of not greater than $7.00 nor less than $6.50 per share and to decrease the dollar amount of the Offer to $25.0 million. The Amended Offer was completed on October 15, 2013, with the Company purchasing approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer.  The 1.0 million shares represented approximately 3.1% of the Company's issued and outstanding shares of common stock at that time. The Company financed the Amended Offer from borrowings under the Amended Term Loan under its existing Credit Facility (see Note 4).

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 27, 2013, the Company did not buy back any shares under its share repurchase plan. During the nine months ended September 27, 2013, the Company repurchased approximately 124 thousand shares of its common stock at an average price of $4.80, for a total cost of approximately $594 thousand.  As of September 27, 2013, the Company had approximately $5.0 million available under its share repurchase plan authorization.

Subsequent to September 27, 2013, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the program size to $85.0 million, and leaving $10.0 million available under its share repurchase plan authorization.

8. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

9. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
Revenue:
North America	$47,377	$44,663	$136,323	$131,627
International (primarily European countries)	10,539	10,984	34,903	36,067
Total revenue	$57,916	$55,647	$171,226	$167,694

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

( unaudited)

9. Geographic and Group Information (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 27,	December 28,
	2013	2012
Long-lived assets:
North America	$74,102	$74,407
International (primarily European countries)	15,990	16,270
Total long-lived assets	$90,092	$90,677

As of September 27, 2013, foreign assets included $15.5 million of goodwill related to the Archstone and REL acquisitions. As of December 28, 2012, foreign assets included $15.6 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012

The Hackett Group	$48,689	$45,429	$139,960	$142,657
ERP Solutions	9,227	10,218	31,266	25,037
Total revenue	$57,916	$55,647	$171,226	$167,694

10. Subsequent Events

Subsequent to September 27, 2013, the Company completed a tender offer in which it repurchased approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer  (see Note 7).

Subsequent to September 27, 2013, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the program size to $85.0 million, and leaving $10.0 million available under its share repurchase plan authorization.

On November 5, 2013, the Company announced that its Board of Directors declared an annual cash dividend of $0.10 per common share payable to holders of record on December 10, 2013. The dividend will be paid on December 20, 2013.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory and Enterprise Performance Management ("EPM") groups. “ERP Solutions” encompasses our SAP ERP Technology group.

During the quarter ended March 29, 2013, we exited the Oracle ERP implementation business. The transaction was not material to our consolidated financial statements, however, the following information has been recast to exclude activity related to the business.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
	2013		2012		2013		2012
Revenue:
Revenue before reimbursements	$51,976	100.0%	$49,806	100.0%	$153,188	100.0%	$150,319	100.0%
Reimbursements	5,940		5,841		18,038		17,375
Total revenue	57,916		55,647		171,226		167,694

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	33,970	65.4%	31,665	63.6%	99,375	64.9%	94,392	62.8%
Reimbursable expenses	5,940		5,841		18,038		17,375
Total cost of service	39,910		37,506		117,413		111,767

Selling, general and administrative costs	13,289	25.6%	13,922	28.0%	40,482	26.4%	43,248	28.8%
Restructuring benefit	—		(319)		—		(319)
Total costs and operating expenses	53,199		51,109		157,895		154,696

Income from operations	4,717	9.0%	4,538	9.1%	13,331	8.7%	12,998	8.6%

Other expense:
Interest expense, net	(92)	-0.2%	(194)	-0.3%	(355)	-0.2%	(451)	-0.3%

Income from continuing operations before income taxes	4,625	8.8%	4,344	8.8%	12,976	8.5%	12,547	8.3%
Income tax expense	1,926	3.7%	1,751	3.5%	5,318	3.5%	2,265	1.5%
Income from continuing operations	2,699	5.1%	2,593	5.3%	7,658	5.0%	10,282	6.8%

(Loss) income from discontinued operations	(64)		43		(135)		(268)
Net income	$2,635	5.1%	$2,636	5.3%	$7,523	4.9%	$10,014	6.7%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. Our results for the quarters and nine months ended September 27, 2013 and September 28, 2012, were not materially impacted by foreign currency exchange rate fluctuations.

Total Company revenue increased 4% and 2% for the quarter and nine months ended September 27, 2013, respectively, as compared to the quarter and nine months ended September 28, 2012. The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2013	2012	2013	2012
The Hackett Group	$48,689	$45,429	$139,960	$142,657
ERP Solutions	9,227	10,218	31,266	25,037
Total revenue	$57,916	$55,647	$171,226	$167,694

The Hackett Group revenue increased 7%  (increase of 11% domestically, offset by a decrease of 4% internationally) and decreased 2% for the quarter and nine months ended September 27, 2013, respectively, as compared to the quarter and nine months ended September 28, 2012.  The increase in The Hackett Group's revenue quarter over quarter primarily related to the increased demand in the Business Transformation and EPM groups. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 18% and 20%, respectively, of total Company revenue for the quarter and nine months ended September 27, 2013 and 20% and 22% of total Company revenue for the quarter and nine months ended September 28, 2012, respectively.

ERP Solutions revenue decreased 10% and increased 25% for the quarter and nine months ended September 27, 2013, respectively, as compared to the quarter and nine months ended September 28, 2012.  The decrease in revenue for the quarter ended September 27, 2013, as compared to the quarter ended September 28, 2012, reflected the higher than expected growth achieved in the quarter ended September 28, 2012.

During the quarters and nine months ended September 27, 2013 and September 28, 2012, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 7%, or $2.3 million, and 5%, or $5.0 million, for the quarter and nine months ended September 27, 2013, respectively, as compared to the quarter and nine months ended September 28, 2012. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased to 65% for both the quarter and nine months ended September 27, 2013, as compared to 64% and 63% for the quarter and nine months ended September 28, 2012, respectively. The increase was primarily due to greater utilization of subcontractors in both our SAP and EPM Oracle groups.

As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 37% in both the quarter and nine months ended September 27, 2013, respectively, which were unfavorably impacted by lower than planned performance in Europe. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 32% and 35% for the quarter and nine months ended September 27, 2013, respectively.

Selling, General and Administrative. Selling, general and administrative costs were $13.3 million and $40.5 million for the quarter and nine months ended September 27, 2013, respectively, as compared to $13.9 million and $43.2 million for the quarter and nine months September 28, 2012, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements decreased to 26% for both the quarter and nine months ended September 27, 2013, as compared to 28%  and 29% for the quarter and nine months ended September 28,  2012, respectively, primarily due to cost containment initiatives implemented in 2013.

Restructuring benefit.  As of September 28, 2012, we no longer had any commitments relating to acquisition integration activities. Therefore, during the quarter ended September 28, 2012, we reversed the existing accrued facilities restructuring liability of $0.3 million and recorded a corresponding facilities restructuring benefit on the Consolidated Statements of Operations.

Income Taxes. In the quarter and nine months ended September 27, 2013, we recorded income tax expense of $1.9 million and $5.3 million, respectively, which reflected an estimated annual tax rate of 41.6% and 41.0% for certain federal, foreign and state taxes. In the quarter and nine months ended September 28, 2012, we recorded income tax expense of $1.8 million and $2.3 million, respectively, which reflected an estimated annual tax rate of 9.6% and 6.5% for certain foreign and state taxes. The increase in the tax rates in 2013 is the result of the release of the full valuation allowance related to the U.S. federal and state net operating loss carryforwards during 2011 and 2012 and the partial release of the foreign net operating loss carryforwards in 2012.

Liquidity and Capital Resources

As of September 27, 2013 and December 28, 2012, we had $14.9 million and $16.9 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets. As of the same dates, we had $0.5 million and $0.7 million on deposit with financial institutions that primarily related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2013	2012
Cash flows provided by operating activities	$9,031	$11,133
Cash flows used in investing activities	$(1,458)	$(2,362)
Cash flows used in financing activities	$(9,644)	$(27,318)

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.0 million and $11.1 million during the nine months ended September 27, 2013 and September 28, 2012, respectively. The decrease primarily related to a decrease in net income as a result of the release of tax valuation allowances in the first half of 2012, excluding the non-cash activity, and the timing of vendor payments and incentive award accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million and $2.4 million during the nine months ended September 27, 2013 and September 28, 2012, respectively. The usage of cash primarily related to capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

On October 15, 2013, we completed a tender offer to purchase approximately 1.0 million shares of our common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the tender offer. On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer.

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a five-year term loan (the “Term Loan”) which was used to finance the Company's $55.0 million tender offer for its shares in March 2012 (see Note 7 to the consolidated financial statements).

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to provide for up to an additional $17.0 million of borrowing availability under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility") and extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement. Additional borrowings under the Amended Term Loan were used to finance our tender offer in October 2013 (see Note 7 to the consolidated financial statements).

Net cash used in financing activities was $9.8 million and $27.3 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. The usage of cash during the nine months ended September 27, 2013, was primarily attributable to $10.0 million in repayments of borrowings under the Term Loan. The usage of cash during the nine months ended September 28, 2012, was primarily attributable to the funding of the tender offer completed in March 2012, the repayment of all borrowings outstanding under the Revolver and repayments of borrowings outstanding under the Term Loan.

On November 5, 2013, we announced that our Board of Directors declared an annual cash dividend of $0.10 per common share payable to holders of record on December 10, 2013. The dividend will be paid on December 20, 2013.

We currently believe that available funds (including the cash on hand and $20.0 million in funds available for borrowing under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Contractual Obligations

On August 27, 2013, the Company amended and restated its Credit Agreement to provide for, among other items, up to an additional $17.0 million of borrowings under the Amended Term Loan. For additional information about the Credit Agreement, please see "Liquidity and Capital Resources" above and Note 4, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q on Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of September 27, 2013, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 27, 2013.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Our results for the quarter and nine months ended September 27, 2013 were not materially impacted by foreign currency exchange rate fluctuations.

Item  4.Controls and Procedures.

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

Item 1.Legal Proceedings.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item  1A.Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s most recently filed Annual Report on Form 10-K.

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

No shares were repurchased during the quarter ended September 27, 2013, under the Company's Board of Director approved repurchase plan. As of September 27, 2013, the Company had approximately $5.0 million of remaining authorization under this program.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of June 28, 2013	-	$ -	-	4,962,525
June 29, 2013 to July 26, 2013	-	$ -	-	4,962,525
July 27, 2013 to August 23, 2013	-	$ -	-	4,962,525
August 24, 2013 to September 27, 2013	-	$ -	-	4,962,525
	-	$ -	-

Subsequent to September 27, 2013, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the program size to $85.0 million, and leaving $10.0 million available under its share repurchase plan authorization.

On October 15, 2013, the Company completed a tender offer to purchase approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the tender offer.

Item  6.Exhibits.

See Index to Exhibits on page 19, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 6, 2013	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
10.1

Amended and Restated Credit Agreement, dated as of August 27, 2013, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages thereto and Bank of America, N.A., as lender (incorporated by reference to the Registrant's Form 8-K filed on August 29, 2013).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase