Form 10-K
period 2013-12-27
HACKETT GROUP, INC.
filed 2014-03-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED December 27, 2013

OR

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ¨    No  x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ¨    No  x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	¨	Accelerated Filer	x

Non-accelerated Filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨    No   x

The aggregate market value of the common stock held by non-affiliates of the registrant was $119,864,041 on June 28, 2013 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 3, 2014 was 30,621,887.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2014 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

__________________________________________________________________________________________________________________________

THE HACKETT GROUP, INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, our ability to attract additional business, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, and changes in general economic conditions, foreign exchange rates and interest rates. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM  1.BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 10,000 benchmarking studies, executives use Hackett’s empirically-based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group acquired in November 2009 (“Archstone”), Hackett offers Strategy and Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Enterprise Resource Planning Solutions group (“ERP Solutions”), Hackett offers business application consulting services that help maximize returns on investments for SAP technologies. Hackett has worked with over 3,500 major corporations and government agencies, including 97% of the Dow Jones Industrials, 83% of the Fortune 100, 87% of the DAX 30 and 48% of the FTSE 100.

Although we experienced gradual economic improvement in the U.S. during 2013, Western Europe became increasingly more volatile. Our hopes that improved growth in Europe would result in increased demand did not materialize during 2013, as we experienced longer sales cycles and project deferrals in the second half of the year. As we head into 2014, we expect 2.0% to 2.5% GDP growth in the U.S., however, we remain cautious about our expectations for improved demand in Western Europe. Global organizations continue to recognize the need to drive sustainable productivity improvement as they look to be competitive in the growing but complex global economy. Global growth opportunities require organizations to build global standards and to drive operating excellence based on the regional growth opportunities defined by the markets that they serve. We believe that many organizations have yet to make the global and regional organizational changes commensurate with the varying regional market conditions. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of slow and volatile economic growth. We will continue to ensure that our clients understand that our unique intellectual capital along with our expanding implementation capabilities will enable them to identify and implement necessary performance improvement initiatives in a targeted and timely manner.

Specifically, organizations must make certain that they have an operating platform or service delivery strategy that ensures that their underlying business processes allow them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes while both leveraging global standards and resources, and executing based on the specific regional requirements. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to centralize, standardize and automate business processes and to do so by leveraging educated, low-cost labor markets. In today’s environment, clients must be clearly convinced that our Company is uniquely qualified to help them achieve their targeted results in a timely manner.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger but we believe very few of our competitors have proprietary intellectual capital similar to the performance metrics and BPI insight that emanates from our Transformational Benchmark and Executive Advisory offerings.

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and its direct link to our BPI approach, we believe we can empirically and objectively assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 10,000 benchmark studies over 21 years at over 3,500 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with our intellectual capital-centric approach, gives us a competitive advantage.

STRATEGY

Our focus will be on executing the following strategies:

•Expand our brand or market permission to our other offerings. We believe that our long term growth prospects lie in our ability to extend our unique market permission to help clients measure their performance improvement opportunity, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Executive Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create a significant opportunity to grow revenue per client.

•  Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.

•  Introduce New IP–centric Offerings. We have developed a new performance management dashboard called the “Hackett Performance Exchange.” In 2013 and 2012, we worked closely with our participating launch member clients to validate our targeted functionality and value proposition. This new dashboard offering should allow us to benchmark and monitor the performance improvement opportunity of key operating processes. This offering securely extracts operating information directly from a client’s ERP system which allows them to measure and compare their performance to Hackett peer and world class standards. For clients that run current versions of Oracle and SAP software, this solution is fully automated, requiring limited client time to set up and populate and also provides for electronic access over various devices. This offering was launched to clients with a free trial period in order to conduct critical testing and gain valuable client feedback. In 2013, we completed  the planned enhancements identified during our testing program which will allow us to start selling our completed offering in early 2014.  This new offering, if successful, may help enhance our business model by creating a powerful and efficient way for clients to benchmark and or monitor their performance in key operating areas. It could also increase key operating data that will allow us to improve the proprietary performance insight we can deliver through all of our other offerings.

•Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their investments. Many clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.

•Create strategic relationships that help us leverage and expand our Hackett intellectual capital base as well as grow our revenue. We continue to believe that there are other organizations which can help us grow revenue and intellectual capital consistent with our strategy. Such relationships include programs that we have executed with other consulting organizations, industry trade groups and software providers.

•Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our progress will be our ability to attract, retain, develop and motivate associates. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

•  Leverage our dual shore capabilities. Developing an offshore resource capability to support all of our offerings has been a key strategy for our organization. Our facility in Hyderabad, India allows us to increase operational efficiencies while maintaining 24 hours per day/5 days per week operations.

•  Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our IP. We believe that our unique Hackett access and our BPI approach, coupled with our strong balance sheet and infrastructure, can be utilized to support a larger organization. We plan to pursue acquisitions that are accretive or have strong growth prospects, and most importantly, have strong synergy with our best practice intellectual capital focus.

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

•Executive Advisory Programs

On-demand access provides world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory). Our advisory programs include a mix of the following deliverables:

•Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative processes.

•Best Practice Research: Empirically-based research and insight derived from Hackett benchmark, performance and transformation studies. Our research provides detailed insights into the most significant proven approaches in use at world-class organizations that yield superior business results.

•Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership performance surveys and client-submitted content, provide ongoing peer learning and networking opportunities.

•Best Practice Intelligence Center: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive Advisory Program Members and their support teams.

•  Benchmarking Services

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 3,500 organizations globally. This includes 97% of the Dow Jones Industrials, 83% of the Fortune 100, 87% of the DAX 30 and 48% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 1,900 best practices for over 95 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

•Business Transformation

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

ERP Solutions

Our ERP Solutions professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods). The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our ERP Solutions teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide offshore application development and support services. These services include post-implementation support for select business application platforms. Our ERP Solutions group also includes a division responsible for the sale and maintenance support of the SAP suite of ERP applications.

During the quarter ended March 29, 2013, we exited the Oracle ERP implementation business practice, which is separate and distinct from our Oracle Enterprise Performance Management (“EPM”) practice.

See Note 1 and Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K regarding segment reporting and geographic and service group information.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2013, 2012 and 2011, our ten most significant clients accounted for 20%, 18% and 22% of revenue, respectively, and one client generated 3% of total revenue for each year. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. Our technology groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants have the ability to and are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•The Leadership Team, Principals and Senior Directors are comprised of our senior leaders who have a combination of executive, regional, practice and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing the business by fostering executive-level relationships within accounts and leveraging their existing contacts in the marketplace.

•The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets, are primarily focused on developing new relationships and are aligned to our core practice areas within their target accounts. They also handle opportunities in their geographic territories as they arise.

•The Business Development Associates are comprised of trained groups of telemarketing specialists who are conversant with their respective solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.

•The Delivery Organization is comprised of our billable associates who work at client locations. We encourage associates to pursue additional business development opportunities through their normal course of delivering existing projects thereby helping us expand our business within existing accounts.

In addition to our business development resources, we have a corporate marketing and communications organization responsible for overseeing our marketing programs, public relations and employee communications activities.

We have organized our market focus into the following categories:

•Strategic Accounts are comprised of large prospects and existing relationships which we believe will have a significant revenue relationship within the next 18 months. Strategic account criteria include the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative working closely with regional leadership is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

•Regional Accounts are accounts within a specified geographic location. These accounts mostly include large prospects, dormant clients, existing medium-sized clients and mid-tier market accounts and are handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

•Strategic Alliance Accounts are accounts that allow us to partner with organizations of greater scale or different skill sets or with software developers enabling all parties to jointly market their products and services to prospective clients.

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

TALENT MANAGEMENT

We fully believe that our culture fosters intellectual creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution. Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•Continuous development of our associates, our unique content business model and our knowledge base;

•Diversity of backgrounds, skills and experiences;

•Knowledge capture, contribution and utilization; and

•Collaboration with one another, our partners and our clients.

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

As of December 27, 2013, we had 848 associates, excluding subcontractors, 78% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

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

INTELLECTUAL PROPERTY

We have obtained trademark registrations for The Hackett Group and Book of Numbers and various other names and logos, and we own registrations for certain of our other trademarks in the United States and abroad. We believe that the establishment of these marks is an important part to our strategy of expanding the brand recognition we have built around our empirical knowledge capital.

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

ITEM  1A.RISK FACTORS

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

Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including:

•number, size, timing and scope of client engagements;

•customer concentration;

•long and unpredictable sales cycles;

•contract terms of client engagements;

•degrees of completion of client engagements;

•client engagement delays or cancellations;

•competition for and utilization of employees;

•how well we estimate the resources and effort we need to complete client engagements;

•the integration of acquired businesses;

•pricing changes in the industry;

•economic conditions specific to business and information technology consulting; and

•global economic conditions.

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

If we are unable to maintain our reputation and expand our brand name recognition, we may have difficulty attracting new business and retaining current clients and employees.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2013, our ten largest clients accounted for 20% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

We have risks associated with potential acquisitions or investments.

Since our inception, we have expanded through acquisitions. In the future, we plan to pursue additional acquisitions as opportunities arise. We may not be able to successfully integrate businesses which we may acquire in the future without substantial expense, delays or other operational or financial problems. We may not be able to identify, acquire or profitably manage additional businesses. Also, acquisitions may involve a number of risks, including:

•diversion of management’s attention;

•failure to retain key personnel;

•failure to retain existing clients;

•unanticipated events or circumstances;

•unknown claims or liabilities;

•amortization of certain acquired intangible assets; and

•operating in new or unfamiliar geographies.

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

We could lose money on our contracts.

As part of our strategy, from time to time, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. We maintain an Office of Risk Management (“ORM”) that evaluates and attempts to mitigate delivery risk associated with complex projects. In connection with their review, ORM analyzes the critical estimates associated with these projects. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. We may be unsuccessful in negotiating with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate the nature and extent of any of these types of changes to an engagement, our reputation may be harmed and we may suffer losses on an engagement.

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

Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition which shareholders may consider favorable, including transactions in which shareholders would receive a premium for their shares. These provisions include the following:

•shareholders must comply with advance notice requirements before raising a matter at a meeting of shareholders or nominating a director for election;

•our Board of Directors is staggered into three classes and the members may be removed only for cause upon the affirmative vote of holders of at least two-thirds of the shares entitled to vote;

•we would not be required to hold a special meeting to consider a takeover proposal unless holders of more than a majority of the shares entitled to vote on the matter were to submit a written demand or demands for us to do so; and

•our Board of Directors may, without obtaining shareholder approval, classify and issue up to 1,250,000 shares of preferred stock with powers, preferences, designations and rights that may make it more difficult for a third party to acquire us.

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

We also derive a portion of our revenue from annual memberships for our Executive Advisory Programs. Our growth prospects therefore depend on our ability to achieve and sustain renewal rates on programs and to successfully launch new programs. Failure to achieve expected renewal rate levels or to successfully launch new programs and services could have an adverse effect on our operating results.

If we are unable to protect our IP rights or infringe on the IP rights of third parties, our business may be harmed.

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license IP. Although we enter into confidentiality agreements with our employees and limit distribution of proprietary information, there can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our IP, or that we will be able to detect unauthorized use and take appropriate steps to enforce our IP rights.

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

The market price of our common stock could fluctuate substantially due to:

•future announcements concerning us or our competitors;

•quarterly fluctuations in operating results;

•announcements of acquisitions or technological innovations;

•changes in earnings estimates or recommendations by analysts; or

•current market volatility.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive offices are currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2015. We also have offices in Atlanta, Chicago, New York,

Philadelphia, San Francisco, Frankfurt, London, Amsterdam, Paris, Hyderabad, Budapest and Sydney. As of December 27, 2013, we had operating leases that expire on various dates through January 2018. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

ITEM  3.LEGAL PROCEEDINGS

We are involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on our consolidated financial position, cash flows or results of operations.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ symbol, "HCKT". The following table sets forth for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the NASDAQ:

2013	High	Low
Fourth Quarter	$ 7.48	$ 5.47
Third Quarter	$ 7.13	$ 5.14
Second Quarter	$ 5.30	$ 4.42
First Quarter	$ 5.09	$ 3.89

2012
Fourth Quarter	$ 4.74	$ 3.20
Third Quarter	$ 5.77	$ 3.48
Second Quarter	$ 6.58	$ 4.67
First Quarter	$ 6.21	$ 3.55

The closing sale price for the common stock on March 3, 2014, was $5.80.

As of March 3, 2014, there were 275 holders of record of our common stock and 30,621,887 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 2, 2009 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 2, 2009.

	1/2/09	1/1/10	12/31/10	12/30/11	12/28/12	12/27/13
The Hackett Group, Inc.	$ 100.00	$ 96.86	$ 122.30	$ 130.31	$ 142.81	$ 225.48
NASDAQ Composite	$ 100.00	$ 144.88	$ 170.58	$ 171.30	$ 199.99	$ 283.39
Peer Group	$ 100.00	$ 87.55	$ 88.46	$ 100.91	$ 94.36	$ 153.82

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program. In December 2013 and December 2012, dividends of $3.1 million were paid to shareholders on record as of close of business December 10, 2013 and December 20, 2012, respectively. Although our credit agreement, entered into on February 21, 2012 and amended on August 27, 2013, contains restrictions on our ability to declare dividends and repurchase shares, Bank of America agreed to waive the agreement for the December 2013 and 2012 dividend payment from the covenant calculations. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

Purchases of Equity Securities

On October 15, 2013, we completed a tender offer to purchase approximately 1.0 million shares of our common stock at a purchase price of $7.00 per share, for an aggregate cost of $6.9 million, excluding fees and expenses related to the tender offer. The

1.0 million shares accepted for purchase represented approximately 3% of our issued and outstanding shares of common stock at that time. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

On March 21, 2012, we completed a tender offer to purchase 11.0 million shares of our common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses related to the tender offer. The 11.0 million shares accepted for purchase represented approximately 27% of our issued and outstanding shares of common stock at that time. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions, excluding the above mentioned tender offer transaction. All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended December 27, 2013:

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of December 28, 2012	-	$ -	-	$ 556,258
December 29, 2012 to September 27, 2013	123,708	$ 4.80	-	$ 4,962,525
September 28, 2013 to October 25, 2013	-	$ -	-	$ 4,962,525
October 26, 2013 to November 22, 2013	404,086	$ 6.05	-	$ 7,516,545
November 23, 2013 to December 27, 2013	490,245	$ 5.96	-	$ 4,594,028
	1,018,039	$ 5.86	-

As of December 27, 2013, the cumulative authorization was for up to $85.0 million with cumulative purchases under the plan of $80.4 million, leaving $4.6 million available for future purchases. Subsequent to December 27, 2013, the Board approved an additional $5.0 million authorization, bringing the total authorization to $90.0 million.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 27, 2013, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 27,	December 28,	December 30,	December 31,	January 1,
	2013	2012	2011	2010	2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$ 200,391	$ 199,749	$ 186,676	$ 171,302	$ 124,005
Reimbursements	23,439	22,987	22,387	18,966	13,029
Total revenue (1)	223,830	222,736	209,063	190,268	137,034
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	130,456	125,912	115,719	105,334	79,670
Reimbursable expenses	23,439	22,987	22,387	18,966	13,029
Total cost of service	153,895	148,899	138,106	124,300	92,699
Selling, general and administrative costs	54,208	56,997	54,058	53,774	44,636
Restructuring (benefit) costs	-	(211)	-	-	5,437
Total costs and operating expenses	208,103	205,685	192,164	178,074	142,772
Operating income (loss)	15,727	17,051	16,899	12,194	(5,738)
Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	-	-	-	1,727	-
Interest (expense) income, net (2)	(465)	(610)	33	22	51
Loss on marketable investments	-	-	-	-	(35)
Income (loss) from continuing operations before income taxes	15,262	16,441	16,932	13,943	(5,722)
Income tax expense (benefit) (3)	6,398	(478)	(4,495)	(26)	(212)
Income (loss) from continuing operations	8,864	16,919	21,427	13,969	(5,510)
(Loss) income from discontinued operations	(135)	(222)	342	258	(1,302)
Net income (loss)	$ 8,729	$ 16,697	$ 21,769	$ 14,227	$ (6,812)

Basic net income (loss) per common share:
Income (loss) per common share from continuing operations	$ 0.29	$ 0.54	$ 0.54	$ 0.34	$ (0.15)
Income (loss) per common share from discontinued operations	-	(0.01)	0.01	0.01	(0.03)
Net income (loss) per common share	$ 0.29	$ 0.53	$ 0.55	$ 0.35	$ (0.18)

Diluted net income (loss) per common share:
Income (loss) per common share from continuing operations	$ 0.28	$ 0.51	$ 0.51	$ 0.33	$ (0.15)
Income (loss) per common share from discontinued operations	(0.01)	(0.01)	0.01	0.01	(0.03)
Net income (loss) per common share	$ 0.27	$ 0.50	$ 0.52	$ 0.34	$ (0.18)

Weighted average common shares outstanding:
Basic	30,283	31,704	39,895	40,349	38,240
Diluted	32,116	33,511	41,875	42,372	38,240

Consolidated Balance Sheet Data:
Cash and cash equivalent	$ 18,199	$ 16,906	$ 32,936	$ 25,337	$ 15,004
Marketable investments	$ -	$ -	$ -	$ -	$ -
Restricted cash	$ 354	$ 683	$ 885	$ 1,610	$ 1,475
Working capital	$ 25,897	$ 23,761	$ 42,013	$ 27,243	$ 11,435
Total assets	$ 150,318	$ 153,921	$ 167,426	$ 150,801	$ 136,535
Long-term debt	$ 19,029	$ 22,105	$ -	$ -	$ -
Shareholders' equity	$ 93,176	$ 94,726	$ 130,248	$ 113,240	$ 98,252
Dividends paid per share	$ 0.10	$ 0.10	$ -	$ -	$ -

(1)In November 2009, we acquired Archstone. As a result of the acquisition, total revenue included $5.6 million in the 2009 results of operations.

(2)Interest expense relates to the Credit Facility, as defined below, entered into in February 2012.

(3)Fiscal years 2012 and 2011 include the benefit for the release of $6.7 million and $5.3 million, respectively, of deferred income tax asset valuation allowance.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 10,000 benchmark studies over 21 years at over 3,500 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation and Executive Advisory groups, and includes Oracle EPM. “ERP Solutions” encompasses our SAP ERP group.

During the first quarter of 2013, we exited the Oracle ERP implementation practice, which is separate and distinct from our Oracle EPM practice. The transaction was not material to our consolidated financial statements, however, the following information has been recast to exclude activity related to the business.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP, and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. As of December 27, 2013, neither of our reporting units were at risk of failing step one.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2013, 2012 and 2011 ended on December 27, 2013, December 28, 2012 and December 30, 2011, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year. The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Year Ended
	December 27, 2013		December 28, 2012		December 30, 2011
Revenue:
Revenue before reimbursements	$ 200,391	100.0%	$ 199,749	100%	$ 186,676	100.0%
Reimbursements	23,439		22,987		22,387
Total revenue	223,830		222,736		209,063

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	130,456	65.1%	125,912	63.1%	115,719	62.3%
Reimbursable expenses	23,439		22,987		22,387
Total cost of service	153,895		148,899		138,106

Selling, general and administrative costs	54,208	27.1%	56,997	28.5%	54,058	29.0%
Restructuring benefit	-		(211)		-
Total costs and operating expenses	208,103		205,685		192,164

Operating income	15,727	7.8%	17,051	8.5%	16,899	9.1%

Other (expense) income:
Interest (expense) income, net	(465)	-0.2%	(610)	-0.3%	33	0.0%

Income from continuing operations before income taxes	15,262	7.6%	16,441	8.2%	16,932	9.1%
Income tax expense (benefit)	6,398	3.2%	(478)	-0.2%	(4,495)	-2.3%
Income from continuing operations	8,864	4.4%	16,919	8.5%	21,427	11.4%
(Loss) income from discontinued operations	(135)		(222)		342
Net income	$ 8,729	4.4%	$ 16,697	8.4%	$ 21,769	11.7%

Comparison of 2013 to 2012

Overview. We reported net income of $8.7 million in 2013 and $16.7 million in 2012. Net income in 2013 reflected tax expense of $6.4 million, whereas net income in 2012 included a net tax benefit of $0.5 million due to the release of $6.7 million of valuation allowance.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2013 and 2012.

Hackett total revenue increased slightly in 2013, as compared to 2012. The following table summarizes revenue (in thousands):

	Year Ended
	December 27,	December 28,
	2013	2012

The Hackett Group	$ 184,112	$ 187,787
ERP Solutions	39,718	34,949

Total revenue	$ 223,830	$ 222,736

The Hackett Group revenue decreased 2% to $184.1 million in 2013, as compared to $187.8 million in 2012. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 20% of The Hackett Group's total revenue in 2013, as compared to 22% in 2012. The Hackett Group's 2013 domestic revenue increased 1% from 2012, while the international revenue decreased 10% during the same time period. Although we experienced gradual economic improvement in the U.S. during 2013, Western Europe became increasingly more volatile. Our hopes that improved growth in Europe would result in increased demand did not materialize during 2013, as we experienced longer sales cycles and project deferrals in the second half of the year.

The ERP Solutions group revenue increased 14% to $39.7 million in 2013, as compared to $34.9 million in 2012, primarily due to increased demand across the SAP ERP group.

Reimbursements as a percentage of total revenue were 10% during both 2013 and 2012. In 2013 and 2012, no customer accounted for more than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 4% to $130.5 million in 2013 from $125.9 million in 2012. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased slightly to 65% in 2013 from 63% in 2012. The increase in cost of service before reimbursable expenses was primarily due to greater utilization of subcontractors in our SAP ERP and Oracle EPM technology groups.

As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 37% in both 2013 and 2012. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 36% in 2013 and 43% in 2012. The decrease in the ERP Solutions net margins was primarily due to the increased utilization of subcontractors in our SAP ERP group and a decrease in license sales in 2013, following strong license sales in 2012.

Selling, General and Administrative. Selling, general and administrative costs decreased 5% to $54.2 million in 2013 from $57.0 million in 2012. As a percentage of revenue before reimbursements, selling, general and administrative costs decreased to 27% in 2013 from 29% 2012, primarily due to cost containment initiatives implemented in 2013.

Restructuring Benefit. As of December 28, 2012, we no longer had any commitments relating to acquisition integration activities. Therefore during 2012, we reversed the existing accrued facilities restructuring liability of $0.2 million and recorded a corresponding facilities restructuring benefit in the consolidated statements of operations.

Income Taxes. In 2013, we recorded income tax expense of $6.4 million, which reflected an effective tax rate of 42.3% for certain federal, foreign and state taxes. In 2012, we recorded an income tax benefit of $0.5 million, which represented an effective tax rate benefit of 3.0% of our income before income tax, primarily due to the full release of  a valuation allowance related to the U.S. federal and state net operating loss carryforwards and partial release of a valuation allowance related to the foreign net operating loss carryforward totaling $6.7 million.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions.

As of December 27, 2013, we had $16.5 million of U.S. federal net operating loss carryforwards, most of which will expire by 2022 if not utilized. During 2012 and 2011 there was a full release of the valuation allowance related to U.S. federal net operating loss carryforwards. As of December 27, 2013, we had $3.1 million of U.S. state net operating loss carryforwards. During 2012 there was a full release of the valuation allowance related to state net operating loss carryforwards.

As of December 27, 2013, we had $20.2 million of foreign net operating loss carryforwards, of which $15.2 million related to operations in the U.K., $1.4 million related to operations in France and $0.7 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. During 2012 there was a partial release of the valuation allowance related to the foreign net operating loss carryforwards. No valuation allowance was released in 2013 related to the foreign net operating loss carryforwards. A valuation allowance continues to be provide for some of the foreign operating loss carryforwards. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

Comparison of 2012 to 2011

Overview. We reported net income of $16.7 million in 2012 and $21.8 million in 2011. Net income in 2012 and 2011 included a net tax benefit of $0.5 million and $4.5 million, respectively, due to the release of $6.7 million and $5.3 million of valuation allowance related to U.S. federal, state and foreign net operating loss carryforwards.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2012 and 2011.

Hackett total revenue increased 7% in 2012, as compared to 2011. The following table summarizes revenue (in thousands):

	Year Ended
	December 28,	December 30,
	2012	2011

The Hackett Group	$ 187,787	$ 181,824
ERP Solutions	34,949	27,239

Total revenue	$ 222,736	$ 209,063

The Hackett Group revenue increased 3% to $187.8 million in 2012, as compared to $181.8 million in 2011. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 22% of The Hackett Group's total revenue in 2012, as compared to 24% in 2011.

The ERP Solutions group revenue increased 28% to $34.9 million in 2012, as compared to $27.2 million in 2011, primarily due to increased demand across the SAP ERP group.

Reimbursements as a percentage of total revenue were 10% and 11% during 2012 and 2011, respectively. In 2012 and 2011, no customer accounted for more than 5% of our total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 9% to $125.9 million in 2012 from $115.7 million in 2011. The increase in cost of service before reimbursable expenses was primarily due to the increased headcount to align resources with market demand.

Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased slightly to 63% in 2012 from 62% in 2011. This increase was primarily due to the increased headcount discussed above. As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 37% in 2012 and 39% in 2011. The decrease in The Hackett Group net margins was primarily due to the misalignment of resources with client demand. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 43% in 2012 and 42% in 2011. ERP Solutions net margins increased from 2011, primarily due to increased revenue across the SAP ERP group.

Selling, General and Administrative. Selling, general and administrative costs increased 5% to $57.0 million in 2012 from $54.1 million in 2011. As a percentage of revenue before reimbursements, selling, general and administrative costs were 29% during both 2012 and 2011.

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

Income Taxes. In 2012, we recorded an income tax benefit of $0.5 million, which represented an effective tax rate benefit of 3.0% of our income before income tax, primarily due to the full release the valuation allowance related to the U.S. federal and state net operating loss carryforwards and partial release of the foreign net operating loss carryforward totaling $6.7 million. In 2011, we recorded an income tax benefit of $4.5 million, which represented an effective tax rate benefit of 26.0% of our income before income tax, primarily due to the partial release of the valuation allowance related to the U.S. federal net operating loss carryforward totaling $5.3 million.

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

As of December 28, 2012, we had $14.5 million of foreign net operating loss carryforwards, of which $9.2 million related to operations in the U.K., $1.4 million related to operations in France and $0.8 million related to operations in Germany. Most of the foreign net operating losses can be carried forward indefinitely. During 2012 there was a partial release of the valuation allowance related to the foreign net operating loss carryforwards. A valuation allowance continues to be provided for some of the foreign operating loss carryforwards.

Liquidity and Capital Resources

As of December 27, 2013 and December 28, 2012, we had $18.2 million and $16.9 million of cash and cash equivalents, respectively. As of December 27, 2013 and December 28, 2012, we had $0.4 million and $0.7 million, respectively, on deposit with financial institutions which related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

As of December 27, 2013, we had $4.0 million of cash and cash equivalents held abroad and if such amounts were to be repatriated in the future we would incur a tax expense and cash payment.

The following table summarizes our cash flow activity (in thousands):

Year Ended
	December 27,	December 28,
	2013	2012
Cash flows provided by operating activities	$ 24,259	$ 20,352
Cash flows used in investing activities	$ (1,739)	$ (3,050)
Cash flows used in financing activities	$ (21,249)	$ (33,398)

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.3 million in 2013, as compared to $20.4 million in 2012. The increase primarily related to a decrease in accounts receivable and unbilled revenue, partially offset by a decrease in net income as a result of the release of tax valuation allowances in the first half of 2012.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.7 million in 2013, as compared to $3.1 million in 2012. During 2013 and 2012, net cash used in investing activities was primarily attributable to capital expenditures for the development of the Hackett Performance Exchange.

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

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a five-year term loan (the “Term Loan”) which was used to finance the Company's $55.0 million tender offer for its shares in March 2012 (see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K).

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to provide for up to an additional $17.0 million of borrowing availability under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility") and extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement. Additional borrowings under the Amended Term Loan were used to finance our tender offer in October 2013 and additional share repurchases made subsequent to the completion of the tender offer (see Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K).

Net cash used in financing activities was $21.2 million in 2013 and $33.4 million in 2012. The usage of cash in 2013 primarily related to the principal pay-down of the Amended Term Loan,  the dividend payment and the repurchase of common stock.

The usage of cash in 2012, was primarily attributable to the funding of the tender offer completed in March 2012, the payoff of the revolving line of credit, the principal pay-down of the Term Loan and the dividend payment.

In December 2012, we announced an annual dividend program. In December 2013 and December 2012, dividends of $3.1 million were paid to shareholders on record as of close of business December 10, 2013 and December 20, 2012, respectively. Although our credit agreement, entered into on February 21, 2012 and amended on August 27, 2013, contains restrictions on our ability to declare dividends and repurchase shares, Bank of America agreed to waive the agreement for the December 2013 and 2012 dividend payment from the covenant calculations. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business.

On July 30, 2002, we announced that our Board of Directors approved the repurchase of up to $5.0 million of our common stock. Since the inception of our repurchase plan, our Board of Directors has approved the repurchase of an additional $80.0 million of our common stock, thereby increasing the total program size to $85.0 million as of December 27, 2013. Under the repurchase plan, we may buy back shares of our outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. As of December 27, 2013, we had repurchased approximately 22.2 million shares of our common stock at an average price of $3.62 per share, excluding the above mentioned tender offer transactions. We hold repurchased shares of our common stock purchased through our repurchase plan as treasury stock on our consolidated balance sheets. Subsequent to December 27, 2013, our Board of Directors approved the repurchase of an additional $5.0 million of our common stock, thereby increasing the total program size to $90.0 million.

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

There were no material capital commitments as of December 27, 2013. The following table summarizes our future Amended Term Loan principal payments and lease commitments under our non-cancelable operating leases as of December 27, 2013 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$ -	$ -	$ -	$ -	$ -
Long-term debt obligations (1)	19,029	-	6,217	12,812	-
Operating lease obligations	4,198	1,624	2,309	265	-
Total	$ 23,227	$ 1,624	$ 8,526	$ 13,077	$ -

(1)     Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our Revolver or Amended Term Loan, as such amounts vary and cannot be estimated.  See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 27, 2013.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2013, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2013 results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. as of December 27, 2013 and December 28, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at December 27, 2013 and December 28, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group Inc.’s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

Miami, Florida	/s/ BDO USA, LLP
March 12, 2014	Certified Public Accountants

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27, 2013	December 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 18,199	$ 16,906
Accounts receivable and unbilled revenue, net of allowance of $1,674 and $1,251
at December 27, 2013 and December 28, 2012, respectively	34,011	36,869
Deferred tax asset, net	5,130	4,741
Prepaid expenses and other current assets	2,283	2,335
Total current assets	59,623	60,851

Restricted cash	354	683
Property and equipment, net	13,019	12,859
Other assets	1,039	1,598
Goodwill, net	76,283	76,220
Non-current deferred tax asset, net	-	1,710
Total assets	$ 150,318	$ 153,921

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,080	$ 7,711
Accrued expenses and other liabilities	25,646	26,484
Current portion of long-term debt	-	2,895
Total current liabilities	33,726	37,090
Non-current deferred tax liability, net	4,387	-
Long-term debt	19,029	22,105
Total liabilities	57,142	59,195

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 52,143,103 and 52,235,764
shares issued at December 27, 2013 and December 28, 2012, respectively	52	52
Additional paid-in capital	261,861	263,135
Treasury stock, at cost, 22,189,409 and 21,171,370 shares at December 27, 2013 and
December 28, 2012, respectively	(80,406)	(74,444)
Accumulated deficit	(83,880)	(89,513)
Accumulated other comprehensive loss	(4,451)	(4,504)
Total shareholders' equity	93,176	94,726
Total liabilities and shareholders' equity	$ 150,318	$ 153,921

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 27,	December 28,	December 30,
	2013	2012	2011
Revenue:
Revenue before reimbursements	$ 200,391	$ 199,749	$ 186,676
Reimbursements	23,439	22,987	22,387
Total revenue	223,830	222,736	209,063
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $3,284, $2,990 and $2,838 of stock compensation
expense in 2013, 2012 and 2011, respectively)	130,456	125,912	115,719
Reimbursable expenses	23,439	22,987	22,387
Total cost of service	153,895	148,899	138,106
Selling, general and administrative costs
(includes $2,835, $2,524 and $1,758 of stock compensation
expense in 2013, 2012 and 2011, respectively)	54,208	56,997	54,058
Restructuring benefit	-	(211)	-
Total costs and operating expenses	208,103	205,685	192,164
Operating income	15,727	17,051	16,899
Other income (expense):
Interest income	7	20	33
Interest expense	(472)	(630)	-
Income from continuing operations before income taxes	15,262	16,441	16,932
Income tax expense (benefit)	6,398	(478)	(4,495)
Income from continuing operations	8,864	16,919	21,427
(Loss) income from discontinued operations	(135)	(222)	342
Net income	$ 8,729	$ 16,697	$ 21,769

Basic net income (loss) per common share:
Income per common share from continuing operations	$ 0.29	$ 0.54	$ 0.54
(Loss) income per common share from discontinued operations	-	(0.01)	0.01
Net income per common share	$ 0.29	$ 0.53	$ 0.55

Diluted net income (loss) per common share:
Income per common share from continuing operations	$ 0.28	$ 0.51	$ 0.51
(Loss) income per common share from discontinued operations	(0.01)	(0.01)	0.01
Net income per common share	$ 0.27	$ 0.50	$ 0.52

Weighted average common shares outstanding:
Basic	30,283	31,704	39,895
Diluted	32,116	33,511	41,875

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 27,	December 28,	December 30,
	2013	2012	2011

Net income	$ 8,729	$ 16,697	$ 21,769
Foreign currency translation adjustment	53	938	(411)
Total comprehensive income	$ 8,782	$ 17,635	$ 21,358

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 31, 2010	60,099	$ 60	$ 308,598	(18,838)	$ (65,489)	$ (124,898)	$ (5,031)	$ 113,240
Issuance of common stock	1,216	1	763	-	-	-	-	764
Treasury stock purchased	-	-	-	(2,333)	(8,955)	-	-	(8,955)
Issuance of restricted stock units,
net cancellations	-	-	(385)	-	-	-	-	(385)
Amortization of restricted stock units
and common stock subject to
vesting requirements	-	-	4,226	-	-	-	-	4,226
Net income	-	-	-	-	-	21,769	-	21,769
Foreign currency translation	-	-	-	-	-	-	(411)	(411)
Balance at December 30, 2011	61,315	$ 61	$ 313,202	(21,171)	$ (74,444)	$ (103,129)	$ (5,442)	$ 130,248

Issuance of common stock	1,921	2	231	-	-	-	-	233
Common stock purchased through
Tender Offer	(11,000)	(11)	(55,576)	-	-	-	-	(55,587)
Amortization of restricted stock units
and common stock subject to
vesting requirements	-	-	5,278	-	-	-	-	5,278
Dividend payment	-	-	-	-	-	(3,081)	-	(3,081)
Net income	-	-	-	-	-	16,697	-	16,697
Foreign currency translation	-	-	-	-	-	-	938	938
Balance at December 28, 2012	52,236	$ 52	$ 263,135	(21,171)	$ (74,444)	$ (89,513)	$ (4,504)	$ 94,726
Issuance of common stock	890	1	(95)	-	-	-	-	(94)
Treasury stock purchased	-	-	-	(1,018)	(5,962)	-	-	(5,962)
Common stock purchased through
Tender Offer	(983)	(1)	(7,169)	-	-	-	-	(7,170)
Amortization of restricted stock units
and common stock subject to
vesting requirements	-	-	5,990	-	-	-	-	5,990
Dividend payment	-	-	-	-	-	(3,096)	-	(3,096)
Net income	-	-	-	-	-	8,729	-	8,729
Foreign currency translation	-	-	-	-	-	-	53	53
Balance at December 27, 2013	52,143	$ 52	$ 261,861	(22,189)	$ (80,406)	$ (83,880)	$ (4,451)	$ 93,176

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net income	$ 8,729	$ 16,697	$ 21,769
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	1,883	2,080	2,014
Amortization expense	602	547	811
Amortization of debt issuance costs	96	82	-
Provision (reversal) for doubtful accounts	742	657	(619)
(Gain) loss on foreign currency transaction	(4)	187	323
Non-cash stock compensation expense	6,119	5,522	4,605
Deferred income tax expense (benefit)	5,705	(1,191)	(5,257)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	1,841	(2,317)	(3,010)
Decrease in prepaid expenses and other assets	514	95	301
Increase in accounts payable	369	278	1,843
Decrease in accrued expenses and other liabilities	(2,337)	(2,285)	(2,465)
Net cash provided by operating activities	24,259	20,352	20,315

Cash flows from investing activities:
Purchases of property and equipment	(2,068)	(3,252)	(4,939)
Decrease in restricted cash	329	202	724
Net cash used in investing activities	(1,739)	(3,050)	(4,215)

Cash flows from financing activities:
Debt proceeds	11,002	40,000	-
Payment of debt proceeds	(16,974)	(15,000)	-
Debt issuance costs	(129)	(482)	-
Dividends paid	(3,096)	(3,081)	-
Proceeds from issuance of common stock	1,080	752	316
Repurchases of common stock	(13,132)	(55,587)	(8,955)
Net cash used in financing activities	(21,249)	(33,398)	(8,639)

Effect of exchange rate on cash	22	66	138

Net increase (decrease) in cash and cash equivalents	1,293	(16,030)	7,599
Cash and cash equivalents at beginning of year	16,906	32,936	25,337
Cash and cash equivalents at end of year	$ 18,199	$ 16,906	$ 32,936

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$ 357	$ 230	$ (318)
Cash paid for interest	$ 338	$ 547	$ -

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2013, 2012, and 2011 ended on December 27, 2013, December, 28, 2012, and December 30, 2011, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Restricted cash in 2013 and 2012 related to future employee compensation agreements.

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

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the consolidated statements of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The Company capitalizes the costs of internal-use software, which generally includes hardware, software, and payroll-related costs for employees who are directly associated with, and who devote time, to the development of internal-use computer software

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP, Oracle ERP and Oracle EPM). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

During the year ended December 27, 2013, the Company exited its Oracle ERP implementation business practice and as a result allocated $0.2 million of related goodwill to this transaction. The Oracle ERP implementation business is separate and distinct from the Company's Oracle EPM business.

All of the Company's intangible assets as of December 27, 2013, are expected to be fully amortized by the end of 2014. The estimated future amortization expense of intangible assets as of December 27, 2013 is $0.4 million.

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2013 and 2012 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total

Balance at December 30, 2011	$ 44,225	$ 31,333	$ 75,558
Foreign currency translation adjustment	662	-	662

Balance at December 28, 2012	44,887	31,333	76,220
Allocation of goodwill related to discontinued operations	-	(199)	(199)
Foreign currency translation adjustment	262	-	262
Balance at December 27, 2013	$ 45,149	$ 31,134	$ 76,283

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

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 27, 2013	December 28, 2012

Gross carrying amount	$ 14,699	$ 14,699
Accumulated amortization	(14,260)	(13,658)
Foreign currency translation adjustment	6	(4)
	$ 445	$ 1,037

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

The potential issuance of common shares upon the exercise, conversion or vesting of unvested restricted stock units, common stock subject to vesting, stock options and stock appreciation right units ("SARs"), as calculated under the treasury stock method, may be dilutive. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding, and will increase by the assumed conversion of other potentially dilutive securities during the period.

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011

Basic weighted average common shares outstanding	30,283,298	31,703,544	39,895,422

Effect of dilutive securities:
Unvested restricted stock units and common stock subject
to vesting requirements issued to employees	1,809,565	1,765,351	1,919,151
Common stock issuable upon the exercise of stock options	22,802	41,817	60,821
Dilutive weighted average common shares outstanding	32,115,665	33,510,712	41,875,394

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

There were 0.8 million, 3.9 million, and 0.9 million shares of awards granted excluded from the above reconciliation for the years ended 2013, 2012, and 2011, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share. The decrease in the 2013 and increase in 2012 of anti-dilutive shares is due to the issuance of performance-based options granted during the quarter ended March 30, 2012, which were surrendered and replaced with SARs in 2013. See Note 11 for further detail.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 27, 2013 and December 28, 2012, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2013,  2012 and 2011 no customer accounted for more than 5% of total revenue.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of December 27, 2013 and December 28, 2012, the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, leases and accrued expenses and other liabilities, with the exception of debt, approximated the respective fair value due to the short-term nature and maturity of these instruments.

3.  Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 27,	December 28,
	2013	2012
Accounts receivable	$ 27,147	$ 31,260
Unbilled revenue	8,538	6,860
Allowance for doubtful accounts	(1,674)	(1,251)
	$ 34,011	$ 36,869

Accounts receivable as of December 27, 2013 and December 28, 2012, is net of uncollected advanced billings. Unbilled revenue as of December 27, 2013 and December 28, 2012 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 27,	December 28,
	2013	2012
Equipment	$ 4,814	$ 4,881
Software	19,815	17,834
Leasehold improvements	518	546
Furniture and fixtures	609	615
Automobile	-	22
	25,756	23,898
Less accumulated depreciation	(12,737)	(11,039)
	$ 13,019	$ 12,859

Depreciation expense for the years ended December 27, 2013, December 28, 2012, and December 30, 2011 was $1.9 million, $2.1 million, and $2.0 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Restricted Cash

As of December 27, 2013 and December 28, 2012, the Company had $0.4 million and $0.7 million, respectively, on deposit with financial institutions that served as collateral for amounts related to certain employee compensation agreements.

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 27,	December 28,
	2013	2012
Accrued compensation and benefits	$ 5,163	$ 5,559
Accrued bonuses	5,899	6,113
Accrued restructuring related expenses	134	246
Deferred revenue	8,345	7,684
Accrued sales, use, franchise and VAT tax	1,393	2,271
Other accrued expenses	4,712	4,611
Total accrued expenses and other liabilities	$ 25,646	$ 26,484

7. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through January 2018. Rent expense, net of subleases, for the years ended December 27, 2013, December 28, 2012 and December 30, 2011 was $1.9 million, $2.1 million, and $2.2 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of December 27, 2013 are as follows (in thousands):

Rental
Payments
2014	$ 1,624
2015	1,351
2016	958
2017	257
2018	8
Total	$ 4,198

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Restructuring Costs

As of December 27, 2013, the remaining restructuring reserves related to early vendor termination fees. As of December 28, 2012, the remaining restructuring reserves related to the partial restructuring of the San Francisco office and early vendor termination fees.

As of December 28, 2012, the Company no longer had any restructuring commitments relating to acquisition integration activities and reversed the existing accrued facilities restructuring liability of $0.2 million and recorded a corresponding facilities restructuring benefit on the Consolidated Statements of Operations.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and Other Employee Costs	Exit, Closure and Consolidation of Facilities	Total
Accrual balance at December 30, 2011	$ -	$ 603	$ 603
2012 Expenditures	-	(146)	(146)
2012 Benefit	-	(211)	(211)
Accrual balance at December 28, 2012	-	246	246
2013 Expenditures	-	(112)	(112)
Accrual balance at December 27, 2013	$ -	$ 134	$ 134

9. Credit Facility

On February 21, 2012, the Company entered into a Credit Facility with Bank of America, N.A. Under the Credit Facility, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”).

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a tender offer for shares of its common stock completed in October 2013. See Note 11 for further detail. The Credit Agreement was amended and restated to:

•	provide for up to additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Amended Credit Facility") and
•	extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement.

As of December 27, 2013, the Company had $19.0 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver. As of December 28, 2012, the Company had $25.0 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver.

The obligations of the Company under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Amended Credit Facility will be at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. As of December 27, 2013, the interest rate per annum was 1.67%. The applicable margin percentage is based on the consolidated leverage ratio. As of December 27, 2013, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

In connection with the Credit Facility, the Company incurred $0.6 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the consolidated balance sheet.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Credit Facility (continued)

The Revolver matures on August 27, 2018, whereas the Amended Term Loan requires amortization of principal in equal quarterly payment installments from December 31, 2013 through August 27, 2018. As of December 27, 2013, the Company had prepaid $7.0 million of the Amended Term Loan mandatory principal amortization and had received $4.0 million of proceeds from the Amended Term Loan with no mandatory principal amortization. The future schedule of annual amortization of principal is as follows (in thousands):

Principal Amortization
Payments
2014	$ -
2015	2,913
2016	3,304
2017	4,406
2018	8,406
Total	$ 19,029

10. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2009 and all significant state, local and foreign matters have been concluded for years through 2009.

The components of income before income taxes are as follows (in thousands):

Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Domestic	$ 15,823	$ 15,269	$ 15,999
Foreign	(696)	950	1,275
Income before income taxes	$ 15,127	$ 16,219	$ 17,274

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Current tax expense (benefit)
Federal	$ 10	$ (314)	$ 32
State	530	961	484
Foreign	103	66	246
	643	713	762
Deferred tax expense (benefit)
Federal	6,450	4,532	(5,257)
State	394	(3,587)	-
Foreign	(1,089)	(2,136)	-
	5,755	(1,191)	(5,257)
Income tax expense (benefit)	$ 6,398	$ (478)	$ (4,495)

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The income tax benefits in 2012 and 2011 included the release of valuation allowance of $6.7 million and $5.3 million, respectively.

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
U.S statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	4.0	8.0	1.8
Valuation reduction	(0.5)	(47.7)	(69.3)
Meals and entertainment	1.7	1.5	1.3
Foreign exchange loss	0.4	0.1	0.9
Other, net	1.7	0.1	4.3
Effective tax rate	42.3%	(3.0)%	(26.0)%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012
Deferred income tax assets:
Allowance for doubtful accounts	$ 661	$ 521
Net operating loss and tax credits carryforward	12,855	18,423
Accrued expenses and other liabilities	3,967	2,759
	17,483	21,703
Valuation allowance	(1,569)	(1,624)
	15,914	20,079
Deferred income tax liabilities:
Depreciation and amortization	(4,614)	(4,153)
Tax over book amortization on goodwill	(10,546)	(9,470)
Other items	(11)	(5)
	(15,171)	(13,628)
Net deferred income tax asset (liability)	$ 743	$ 6,451

As of December 27, 2013, the Company had $16.5 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which will expire by 2022 if not utilized. As of December 27, 2013, the Company had $3.1 million of U.S. state net operating loss carryforwards. Additionally, at December 27,2013, the Company had $20.2 million of foreign net operating loss carryforwards, of which $15.2 million related to operations in the U.K., $1.4 million related to operations in France and $0.7 million related to operations in Germany. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At both December 27, 2013 and December 28, 2012, the Company had a valuation allowance of $1.6 million to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 27, 2013 and December 28, 2012 the total amount of accrued income tax-related interest and penalties was $226 thousand and $212 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended December 27, 2013 and December 28, 2012 (in thousands):

	Year Ended
	December 27, 2013	December 28, 2012
Beginning balance	$ 1,015	$ 170
Additions based on tax positions	-	845
Reduction for prior year tax deductions	(299)	-
Ending balance	$ 716	$ 1,015

As of December 27, 2013 and December 28, 2012, the ASC 740-10 liability of $0.7 million and  $1.0 million, respectively, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 27, 2013 and December 28, 2012 would have a favorable impact on the effective tax rate in future periods.

11. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended December 27, 2013 was $6.1 million. The number of shares available for future issuance under the Company's stock plans as of December 27, 2013 were 1,978,796. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

Stock option activity under the Company’s stock option plans for the year ended December 27, 2013 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 28, 2012	3,898,864	$ 4.34
Exercised	(109,683)	4.29
Forfeited or expired (1)	(3,422,467)	4.33
Outstanding as of December 27, 2013	366,714	$ 4.39	3.29	$ 681,907

Exercisable at December 27, 2013	86,714	$ 5.63	0.63	$ 63,107

(1) Includes 2,916,563 of unvested performance-based stock options surrendered and replaced with SARs and 470,000 vested stock options surrendered and replaced with SARs. See SARs discussion below.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (continued)

A summary of the Company’s stock option activity for the years ended December 28, 2012 and December 30, 2011 was as follows:

	December 28, 2012		December 30, 2011
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	867,375	$ 5.53	982,328	$ 5.62
Granted	3,196,563	4.00	-	-
Exercised	(76,986)	2.53	(24,000)	2.46
Forfeited or expired	(88,088)	5.46	(90,953)	7.23
Outstanding at end of year	3,898,864	$ 4.34	867,375	$ 5.53

Exercisable at end of year	702,301	$ 5.86	867,167	$ 5.53

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.  The weighted average fair value of the stock options granted in 2012 was $1.31. The following assumptions were used to determine the fair value of the stock options granted to employees in 2012:

Expected volatility	43%
Risk-free rate	0.35%
Expected term (in years)	2-6

Other information pertaining to stock option activity during the years ended December 27, 2013, December 28, 2012, and December 30, 2011 was as follows (in thousands):

Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011
Total intrinsic value of stock options exercised	$ 163	$ 177	$ 41

The following table summarizes information about the Company’s stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.06	305,167	3.2	$ 4.00	25,167	$ 3.96
$4.07 - $8.13	61,547	0.1	6.32	61,547	6.32
	366,714	3.3	$ 4.39	86,714	$ 5.63

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

In March of 2013, the performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with SARs, totaling 2,916,563, equal in number to the number of options granted to each of them in 2012. The terms and conditions and the specific performance targets that must be achieved in order for the SARs to vest are the same as those of the surrendered options, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

In addition, 470,000 vested stock options were surrendered and replaced with SARs during 2013.

SAR activity for the year ended December 27, 2013 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of December 28, 2012	-	$ -	$ -
Granted	3,386,563	4.31	0.99
Outstanding as of December 27, 2013	3,386,563	$ 4.31	$ 0.99
Exercisable at December 27, 2013	470,000	$ 6.25	$ 1.23

The following assumptions were used to determine the fair value of the SARs granted to employees in 2013:

Expected volatility	28% - 43%
Risk-free rate	0.35%
Expected term (in years)	2-3

As of December 27, 2013,  85% of total outstanding options and SARs were performance-based. Although the targets for the performance-based options and SARs have not been achieved, the Company has recorded $0.5 million and $0.6 million of compensation expense in 2013 and 2012 related to these options and SARs in accordance with ASC 718, "Stock Compensation".

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second,  third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 27, 2013 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2012	2,547,831	$ 3.69
Granted	1,261,783	4.68
Vested	(777,365)	3.45
Forfeited	(121,945)	3.90
Nonvested balance as of December 27, 2013	2,910,304	$ 4.17

The Company recorded restricted stock units based compensation expense of $4.8 million, $4.2 million and $3.7 million in 2013, 2012 and 2011, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 27, 2013, there was $5.9 million of total restricted stock units compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.67 years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (continued)

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 27, 2013 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2012	395,743	$ 3.58
Vested	(218,096)	3.28
Nonvested balance as of December 27, 2013	177,647	$ 3.31

The Company recorded compensation expense of $0.8 million, $0.7 million and $0.9 million, during the years ended December 27, 2013, December 28, 2012 and December 30, 2011, respectively, related to common stock subject to vesting requirements. As of December 27, 2013, there was $90 thousand of total stock based compensation related to common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of six months.

12. Shareholders’ Equity

Tender Offer

On August 28, 2013, the Company announced a tender offer to purchase up to $35.75 million in value of shares of its common stock, $0.001 par value per share, at a price not greater than $6.50 nor less than $5.75 per share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). On September 26, 2013, the Company amended the Offer (the "Amended Offer") to increase the price range at which it would purchase its common stock to a range of not greater than $7.00 nor less than $6.50 per share and to decrease the dollar amount of the Offer to $25.0 million. The Amended Offer was completed on October 15, 2013, with the Company purchasing approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer. The 1.0 million shares represented approximately 3% of the Company's issued and outstanding shares of common stock at that time. The Company financed the Amended Offer from borrowings under the Amended Term Loan under its existing Credit Facility. See Note 9 for further detail.

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

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2013, 2012, and 2011, 126,330 shares, 117,757 shares and 137,215 shares, respectively, were issued.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $80.0 million of the Company’s common stock, thereby increasing the total program size to $85.0 million as of December 27, 2013. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offer. As of December 27, 2013 and December 28, 2012, the Company had repurchased 22.2 million and 21.2 million shares of its common stock, respectively, at an average price of $3.62 and $3.52 per share, respectively. As of

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders' Equity (continued)

December 27, 2013, the Company had $4.6 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Subsequent to December 27, 2013, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the total program size to $90.0 million.

Dividends

On December 7, 2012, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay annual cash dividends on its common stock. In December 2013 and 2012, the Board of Directors declared and paid annual cash dividends of $0.10 per common share, or a total of $3.1 million, to holders of the Company’s common stock. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit.

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

The Rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. In the event that the Board of Directors determines a transaction to be in the best interests of the Company and its shareholders, the Board of Directors may redeem the Rights for $0.001 per share at any time prior to a person or group becoming an acquiring person. The Rights expired on February 13, 2014.

13. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2013, 2012 and 2011, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million for each of the fiscal years ended December 27, 2013, December 28, 2012 and December 30, 2011.

14. Transactions with Related Parties

There were no related party transactions in 2013 or 2012. In connection with the Company’s repurchase of common stock in 2011, the Board of Directors approved the Company’s buy back of 393,250 shares of outstanding common stock from employees of the Company and Board of Directors at an average price of $4.70 per share. These shares were included in the Company’s treasury stock on the accompanying consolidated balance sheets at December 28, 2012 and December 30, 2011.

15. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity, is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 27,	December 28,	December 30,
	2013	2012	2011
Revenue:
North America	$ 179,539	$ 173,650	$ 158,836
International (primarily European countries)	44,291	49,086	50,227
Total revenue	$ 223,830	$ 222,736	$ 209,063

Long-lived assets are attributed to geographic areas as follows (in thousands):

	Year Ended
	December 27,	December 28,
	2013	2012
Long-Lived Assets:
North America	$ 74,095	$ 74,407
International (primarily European countries)	16,246	16,270
Total long-lived assets	$ 90,341	$ 90,677

As of December 27, 2013, foreign assets included $15.8 million of goodwill related to the REL and Archstone acquisitions. As of December 28, 2012, foreign assets included $15.6 million of goodwill related to the REL and Archstone acquisitions and $0.1 million of intangible assets related to the Archstone acquisition.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The ERP Solutions group encompasses SAP ERP (in thousands):

	Year Ended
	December 27,	December 28,	December 30,
	2013	2012	2011

The Hackett Group	$ 184,112	$ 187,787	$ 181,824
ERP Solutions	39,718	34,949	27,239
Total revenue	$ 223,830	$ 222,736	$ 209,063

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 27, 2013 and December 28, 2012 (in thousands, except per share data):

	Quarter Ended
	March 29, 2013	June 28, 2013		September 27, 2013	December 27, 2013
Total revenue	$54,349	$58,961		$57,916	$52,604
Operating income	$3,529	$5,085		$4,717	$2,396
Income from continuing operations	$2,029	$2,930		$2,699	$1,206
(Loss) income from discontinued operations	$(71)	$-		$(64)	$-
Net income	$1,958	$2,930		$2,635	$1,206

Basic net income (loss) per common share:
Income per common share from continuing operations	$0.06	$0.10		$0.09	$0.04
(Loss) income per common share from discontinued operations	-	-		-	-
Net income per common share	$0.06	$0.10		$0.09	$0.04

Diluted net income (loss) per common share:
Income per common share from continuing operations	$0.07	$0.09		$0.08	$0.04
(Loss) income per common share from discontinued operations	(0.01)	-		-	-
Net income per common share	$0.06	$0.09	$	$ 0.08	$0.04

	Quarter Ended
	March 30, 2012	June 29, 2012	September 28, 2012		December 28, 2012
Total revenue	$54,083	$57,964	$55,647		$55,042
Operating income	$3,977	$4,483	$4,538		$4,053
Income from continuing operations	$3,851	$3,838	$2,593		$6,637
(Loss) income from discontinued operations	$(318)	$7	$43		$46
Net income (1)	$3,533	$3,845	$2,636		$6,683

Basic net income (loss) per common share:
Income per common share from continuing operations	$0.10	$0.13	$0.09		$0.23
(Loss) income per common share from discontinued operations	(0.01)	-	-		-
Net income per common share	$0.09	$0.13	$0.09		$0.23

Diluted net income (loss) per common share:
Income per common share from continuing operations	$0.10	$0.12	$0.08		$0.21
(Loss) income per common share from discontinued operations	(0.01)	-	-		-
Net income per common share	$0.09	$0.12	$0.08	$	$ 0.21

(1)     The  quarter ended December 28, 2012 included the benefit of the release of $6.7 million of deferred income tax asset valuation allowance. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

18. Subsequent Event

Subsequent to December 27, 2013, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation. The purchase price for the assets acquired and liabilities assumed was $3.0 million in cash and $1.0 million in shares of the Company's common stock, which are subject to a four-year vesting provision. The Sellers will have the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 27, 2013, DECEMBER 28, 2012 AND DECEMBER 30, 2011

(in thousands)

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charge to Expense (Recovery)	Write-offs	Balance at End of Year
Year Ended December 27, 2013	$ 1,251	742	(319)	$ 1,674
Year Ended December 28, 2012	$ 799	657	(205)	$ 1,251
Year Ended December 30, 2011	$ 1,486	(619)	(68)	$ 799

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission as of and for the year ended December 27, 2013. Based on our evaluation under the framework in “Internal Control – Integrated Framework (1992),” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 27, 2013 and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 27, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

Miami, Florida	/s/ BDO USA, LLP
March 12, 2014	Certified Public Accountants

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM  11.EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The consolidated financial statements filed as part of this report are listed and indexed on page 27. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

2. Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts and Reserves is included in this report. Schedules other than those listed in the index have been omitted because they are not applicable or the information required to be set forth therein is contained, or incorporated by reference, in the consolidated financial statements of The Hackett Group, Inc. or notes thereto.

3. Exhibits: See Index to Exhibits on page 56

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 12, 2014.

THE HACKETT GROUP, INC.
By:.	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2014
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2014
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 12, 2014
David N. Dungan

/s/ Terence M. Graunke	Director	March 12, 2014
Terence M. Graunke

/s/ Richard Hamlin	Director	March 12, 2014
Richard Hamlin

/s/ John R. Harris	Director	March 12, 2014
John R. Harris

/s/ Edwin A. Huston	Director	March 12, 2014
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 12, 2014
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

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

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.