Form 10-Q
period 2014-03-28
HACKETT GROUP, INC.
filed 2014-05-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of May 2, 2014,  there were 29,889,945 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 28,	December 27,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,694	$18,199
Accounts receivable and unbilled revenue, net of allowance of $1,507 and $1,674 at
March 28, 2014 and December 27, 2013, respectively	36,911	34,011
Deferred tax asset, net	3,610	5,130
Prepaid expenses and other current assets	2,638	2,283
Total current assets	55,853	59,623

Restricted cash	654	354
Property and equipment, net	12,814	13,019
Other assets	4,704	1,039
Goodwill, net	83,576	76,283
Total assets	$157,601	$150,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,043	$8,080
Accrued expenses and other liabilities	33,994	25,646
Current portion of long-term debt	2,400	—
Total current liabilities	41,437	33,726
Long-term deferred tax liability, net	2,919	4,387
Long-term debt	26,325	19,029
Total liabilities	70,681	57,142

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,094,950 and 52,143,103
shares issued at March 28, 2014 and December 27, 2013, respectively	53	52
Additional paid-in capital	261,608	261,861
Treasury stock, at cost, 22,905,569 and 22,189,409 shares March 28, 2014 and
December 27, 2013, respectively	(84,743)	(80,406)
Accumulated deficit	(85,926)	(83,880)
Accumulated comprehensive loss	(4,072)	(4,451)
Total shareholders' equity	86,920	93,176
Total liabilities and shareholders' equity	$157,601	$150,318

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2014	2013
Revenue:
Revenue before reimbursements	$49,418	$48,871
Reimbursements	5,487	5,478
Total revenue	54,905	54,349
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $615 and $823 of stock compensation expense in the quarters ended March 28, 2014
and March 29, 2013, respectively)	33,253	32,042
Reimbursable expenses	5,487	5,478
Total cost of service	38,740	37,520
Selling, general and administrative costs (includes $653 and $699 of stock compensation expense in the quarters ended March 28, 2014 and
March 29, 2013, respectively)	14,241	13,300
Restructuring costs	3,604	—
Total costs and operating expenses	56,585	50,820
(Loss) income from operations	(1,680)	3,529

Other income (expense):
Interest income	1	1
Interest expense	(124)	(142)
(Loss) income from continuing operations before income taxes	(1,803)	3,388
Income tax expense	243	1,359
(Loss) income from continuing operations	(2,046)	2,029
Loss from discontinued operations	—	(71)
Net (loss) income	$(2,046)	$1,958

Basic net (loss) income per common share:
(Loss) income per common share from continuing operations	$(0.07)	$0.07
Loss per common share from discontinued operations	—	(0.01)
Net (loss) income per common share	$(0.07)	$0.06

Diluted net (loss) income per common share:
(Loss) income per common share from continuing operations	$(0.07)	$0.06
Loss per common share from discontinued operations	—	—
Net (loss) income per common share	$(0.07)	$0.06

Weighted average common shares outstanding:
Basic	29,120	30,292
Diluted	29,120	31,473

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2014	2013
Net (loss) income	$(2,046)	$1,958
Foreign currency translation adjustment	379	(1,464)
Total comprehensive (loss) income	$(1,667)	$494

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,046)	$1,958
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	653	499
Amortization expense	557	150
Amortization of debt issuance costs	23	24
Restructuring costs	3,604	—
Provision (reversal) for doubtful accounts	253	(13)
Loss on foreign currency translation	46	55
Non-cash stock compensation expense	1,268	1,522
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable and unbilled revenue	(1,262)	3,084
(Increase) decrease in prepaid expenses and other assets	(392)	1,344
Decrease in accounts payable	(3,038)	(2,895)
Decrease in accrued expenses and other liabilities	(7,653)	(6,275)
Net cash used in operating activities	(7,987)	(547)

Cash flows from investing activities:
Purchases of property and equipment	(443)	(658)
Cash consideration paid for acquisition	(2,700)	—
Cash acquired in acquisition of business	522	—
Increase in restricted cash	(300)	—
Net cash used in investing activities	(2,921)	(658)

Cash flows from financing activities:
Debt proceeds	9,500	—
Repayment of borrowings	(25)	(4,474)
Proceeds from issuance of common stock	253	310
Repurchases of common stock	(4,337)	—
Net cash provided by (used in) financing activities	5,391	(4,164)

Effect of exchange rate on cash	12	(200)

Net decrease in cash and cash equivalents	(5,505)	(5,569)
Cash and cash equivalents at beginning of year	18,199	16,906
Cash and cash equivalents at end of period	$12,694	$11,337

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$413	$275
Cash paid for interest	$107	$82

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to Sellers of acquired business	$1,000	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2013, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended March 28, 2014, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 28, 2014 and December 27, 2013, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in the accounting for its acquisitions, which requires recognition of the assets acquired and the liabilities assumed at their acquisition date fair values, separately from goodwill. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the tangible and identifiable intangible assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, that may be up to 12 months from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, the impact of any subsequent adjustments is included in the consolidated statements of operations.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements and restricted stock units issued to the Company’s employees and non-employee members of its Board of Directors, the calculation includes only the vested portion of such stock and units.

Dilutive net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. During the quarter ended March 28, 2014, the Company recorded a net loss. As a result of the net loss, the Company has excluded a total of 749,197 other potentially dilutive securities from its dilutive weighted average common shares outstanding for the quarter ended March 28, 2014.

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 28,	March 29,
	2014	2013

Basic weighted average common shares outstanding	29,119,505	30,291,773

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	—	1,162,166
Common stock issuable upon the exercise of stock options	—	19,032
Dilutive weighted average common shares outstanding	29,119,505	31,472,971

Approximately 0.4 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 28, 2014 and March 29, 2013, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 28,	December 27,
	2014	2013
Accounts receivable	$28,207	$27,147
Unbilled revenue	10,211	8,538
Allowance for doubtful accounts	(1,507)	(1,674)
Accounts receivable and unbilled revenue, net	$36,911	$34,011

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 28,	December 27,
	2014	2013
Accrued compensation and benefits	$5,379	$5,163
Accrued bonuses	872	5,899
Accrued restructuring related expenses	3,250	134
Deferred revenue	10,005	8,345
Accrued sales, use, franchise and VAT tax	1,368	1,393
Acquisition-related contingent consideration	8,000	-
Other accrued expenses	5,120	4,712
Total accrued expenses and other liabilities	$33,994	$25,646

5.  Restructuring Costs

The Company recorded restructuring costs of $3.6 million during the quarter ended March 28, 2014, for reductions in consultants and functional support personnel. These actions were taken as a result of the continued decline in demand in Europe. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 27, 2013	$-
Accrual	3,604
Expenditures	(354)
Accrual balance at March 28, 2014	$3,250

6. Credit Facility

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a five-year term loan (the “Term Loan”), which was used to finance the Company's $55.0 million tender offer for its shares in March 2012. See Note10 for further information.

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. See Note 10 for further information. The Credit Agreement was amended and restated to:

•

To provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of March 28, 2014, the Amended Term Loan had $24.0 million principal amount outstanding with an additional $1.0 million availability remaining and the Revolver had $4.5 million principal amount outstanding with an additional $15.5 million availability remaining.

•	To extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement.

The obligations of the Company under the Credit Facility are guaranteed by the active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 28, 2014, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Term Loan requires amortization principal payments in equal quarterly installments beginning December 31, 2013 through August 27, 2018. The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.

7. Acquisition

During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation. The purchase price for the assets acquired and liabilities assumed was $3.0 million in cash ($0.3 million held in escrow) and $1.0 million in shares of the Company's common stock, which are subject to a four-year vesting provision. The sellers will have the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.

Management's initial purchase price allocation resulted in $7.1 million which exceeded the estimated fair value of tangible and intangible assets and liabilities and which was therefore allocated to goodwill. The acquired intangible assets with definite lives of $4.2 million will be amortized over periods ranging from 2 years to 5 years.

Management's preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustment will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date.

8. Discontinued Operations

During the quarter ended March 29, 2013, the Company exited the Oracle ERP implementation business. This transaction was not material to the Company’s consolidated financial statements.

9. Stock Based Compensation

During the three months ended March 28, 2014,  the Company issued 618,181 restricted stock units at a weighted average grant-date fair value of $5.89 per share. As of March 28, 2014, the Company had 2,223,584 restricted stock units outstanding at a weighted average grant-date fair value of $4.80 per share. As of March 28, 2014,  $8.2 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years.

During the three months ended March 28, 2014, the Company issued 164,474 shares of common stock subject to vesting requirements related to the Technolab acquisition at a weighted average grant-date fair value of $6.04 per share. See Note 7 for further detail. As of March 28, 2014, the Company had 265,474 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $7.52 per share. As of March 28, 2014, $1.3 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.9 years.

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

In March of 2013 these performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with performance-based SARs, equal to the number of options. The terms and conditions and the specific performance targets applicable to the SARs are the same as those applicable to the replaced options, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Stock Based Compensation (continued)

Although the targets for the performance-based SARs have not been achieved as of March 28, 2014, the Company recorded $0.1 million of compensation expense related to these SARs for both quarters ended March 28, 2014 and March 29, 2013.

10. Shareholders’ Equity

Tender Offer

On August 28, 2013, the Company announced a tender offer to purchase up to $35.75 million in value of shares of its common stock, $0.001 par value per share, at a price not greater than $6.50 nor less than $5.75 per share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). On September 26, 2013, the Company amended the Offer (the "Amended Offer") to increase the price range at which it would purchase its common stock to a range of not greater than $7.00 nor less than $6.50 per share and to decrease the dollar amount of the Offer to $25.0 million. The Amended Offer was completed on October 15, 2013, with the Company purchasing approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer.  The 1.0 million shares represented approximately 3.1% of the Company's issued and outstanding shares of common stock at that time. The Company financed the Amended Offer from borrowings under the Amended Term Loan under its existing Credit Facility. See Note 6 for further detail.

On March 21, 2012, the Company completed a tender offer to purchase 11.0 million shares of its common stock at a purchase price of $5.00 per share, for an aggregate cost of approximately $55.0 million, excluding fees and expenses relating to the tender offer The 11.0 million shares accepted for purchase represented approximately 27% of the Company’s issued and outstanding shares of common stock at that time.

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months ended March 28, 2014, the Company repurchased approximately 716 thousand shares of its common stock at an average price of $6.06 per share, for a total cost of approximately $4.3 million.  In addition, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the program size to $90.0 million. As of March 28, 2014, the Company had approximately $5.3 million available under its share repurchase plan authorization. During the quarter ended March 29, 2013, the Company did not buy back any shares under its share repurchase plan.

11. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Geographic and Group Information

Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 28,	March 29,
	2014	2013
Revenue:
North America	$46,406	$42,310
International (primarily European countries)	8,499	12,039
Total revenue	$54,905	$54,349

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 28,	December 27,
	2014	2013
Long-lived assets:
North America	$84,661	$74,095
International (primarily European countries)	16,433	16,246
Total long-lived assets	$101,094	$90,341

As of March 28, 2014, foreign assets included $16.0 million of goodwill related to the Archstone, REL and Technolab acquisitions. As of December 27, 2013, foreign assets included $15.8 million of goodwill related to the REL and Archstone acquisitions.

The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended
	March 28,	March 29,
	2014	2013

The Hackett Group	$46,133	$43,612
ERP Solutions	8,772	10,737
Total revenue	$54,905	$54,349

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 27, 2013. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the proprietary Hackett benchmarking database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients optimize performance and returns on business transformation investments. Only Hackett empirically defines world-class performance in sales, general and administrative and supply chain activities with analysis gained through more than 10,000 benchmark studies over 21 years at over 3,500 of the world’s leading companies.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") groups and Technolab Application Maintenance and Support ("AMS"). “ERP Solutions” encompasses our SAP ERP Technology group and SAP maintenance.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	March 28,		March 29,
	2014		2013
Revenue:
Revenue before reimbursements	$49,418	100.0%	$48,871	100.0%
Reimbursements	5,487		5,478
Total revenue	54,905		54,349

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	33,253	67.3%	32,042	65.6%
Reimbursable expenses	5,487		5,478
Total cost of service	38,740		37,520

Selling, general and administrative costs	14,241	28.8%	13,300	27.2%
Restructuring expense	3,604	7.3%	—
Total costs and operating expenses	56,585		50,820

(Loss) income from operations	(1,680)	-3.4%	3,529	7.2%

Other expense:
Interest expense, net	(123)	-0.2%	(141)	-0.3%

(Loss) income from continuing operations before income taxes	(1,803)	-3.6%	3,388	6.9%
Income tax expense	243	0.5%	1,359	2.8%
(Loss) income from continuing operations	(2,046)	-4.1%	2,029	4.1%

Loss from discontinued operations	—	0.0%	(71)	-0.1%
Net (loss) income	$(2,046)	-4.1%	$1,958	4.0%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. Our results for the quarters ended March 28, 2014 and March 29, 2013, were not materially impacted by foreign currency exchange rate fluctuations.

Total Company revenue increased slightly during the quarter ended March 28, 2014,  as compared to the quarter ended March 29, 2013. The following table summarizes revenue (in thousands):

	Quarter Ended
	March 28,	March 29,
	2014	2013
The Hackett Group	$46,133	$43,612
ERP Solutions	8,772	10,737
Total revenue	$54,905	$54,349

Although The Hackett Group U.S. revenue increased 19% during the quarter ended March 28, 2014, as compared to the quarter ended March 29, 2013, this growth was offset by a decrease of international revenue of 29% during the same periods.  The increase in The Hackett Group's U.S. revenue quarter over quarter primarily related to the increased demand in the Business Transformation and EPM groups. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 15% of total Company revenue for the quarter ended March 28, 2014 and 22% of total Company revenue for the quarter ended March 29, 2013, respectively.

ERP Solutions revenue decreased 18% for the quarter ended March 28, 2014, as compared to the quarter ended March 29, 2013.  This revenue decrease reflected the higher than expected growth achieved during the quarter ended March 29, 2013.

During the quarters ended March 28, 2014 and March 29, 2013, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 4%, or $1.2 million, for the quarter ended March 28, 2014, as compared to the quarter ended March 29, 2013. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, increased to 67% for the quarter ended March 28, 2014, as compared to 66%  for the quarter ended March 29, 2013. The increase was primarily due to increased headcount attributed to the Technolab acquisition.

As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 33% in the quarter ended March 28, 2014, which were unfavorably impacted by lower than planned performance in Europe. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 32% for the quarter ended March 28, 2014.

Selling, General and Administrative. Selling, general and administrative costs were $14.2 million for the quarter ended March 28, 2014,  as compared to $13.3 million for the quarter ended March 29, 2013. Selling, general and administrative costs as a percentage of revenue before reimbursements increased to 29% for the quarter ended March 28, 2014, as compared to 27% for the quarter ended March 29, 2013. The increase in selling, general and administrative costs was primarily due to an increase in depreciation related to the Hackett Performance Exchange and amortization related to the intangible assets acquired in the Technolab acquisition.

Restructuring Costs. During the quarter ended March 28, 2014, we recorded restructuring costs of $3.6 million, for reductions in consultants and functional support personnel. These actions were taken as a result of our continued decline in Europe demand.  We effected these changes to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

Income Taxes. In the quarter ended March 28, 2014, we recorded income tax expense of $0.2 million, which reflected an estimated annual tax rate of 13% for certain federal, foreign and state taxes. In the quarter ended March 29, 2013, we recorded income tax expense of $1.4 million, which reflected an estimated annual tax rate of 40.1% for certain federal, foreign and state taxes. The decrease in the estimated annual tax rate is due to the net loss incurred during the quarter ended March 28, 2014, primarily as a result of the restructuring costs, as discussed above.

Liquidity and Capital Resources

As of March 28, 2014 and December 27, 2013, we had $12.7 million and $18.2 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets. As of the same dates, we had $0.7 million and $0.3 million on deposit with financial institutions that primarily related to certain employee compensation agreements and funds held in escrow related to the Technolab acquisition. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 28,	March 29,
	2014	2013
Cash flows used in operating activities	$(7,987)	$(547)
Cash flows used in investing activities	$(2,921)	$(658)
Cash flows provided by (used in) financing activities	$5,391	$(4,164)

Cash Flows from Operating Activities

Net cash used in operating activities was $8.0 million and $0.5 million during the three months ended March 28, 2014 and March 29, 2013, respectively. The increased use of cash primarily related to increased accounts receivable and unbilled balances, and the timing of vendor and incentive award payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million and $0.7 million during the three months ended March 28, 2014 and March 29, 2013, respectively. Excluding the noncash impact of the assets and liabilities acquired in the Technolab acquisition, the usage of cash during the quarter ended March 28, 2014, was primarily related to the cash consideration paid for the Technolab acquisition, partially offset by cash acquired in the acquisition. In addition, cash was utilized during both periods on capital expenditures for the development of the Hackett Performance Exchange.

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

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a five-year term loan (the “Term Loan”) which was used to finance the Company's $55.0 million tender offer for its shares in March 2012. See Note 6 to the consolidated financial statements for further information.

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to provide for up to an additional $17.0 million of borrowing availability under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility") and extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement. Additional borrowings of $7.0 million under the Amended Term Loan were used to finance our tender offer in October 2013. See Note 6 to the consolidated financial statements for further information. As of March 28, 2014, the Company had $24.2 million principal amount outstanding under the Amended Term Loan and $4.5 million outstanding under the Revolver.

Net cash provided by financing activities was $5.4 million during the quarter ended March 28, 2014. This increase in cash was primarily due to $9.5 million of borrowings under our Credit Facility and proceeds from the sale of the Company stock. This increase in cash was offset by the repurchase of $4.3 million of Company stock. Net cash used by financing activities during the quarter ended March 29, 2013, primarily related to the repayment of borrowings outstanding under the Credit Facility of $4.5 million, partially offset by the proceeds from the sale of Company stock.

We currently believe that available funds (including the cash on hand and $15.5 million in funds available for borrowing under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, please see Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of March 28, 2014, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended March 28, 2014.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Our results for the quarter ended March 28, 2014 were not materially impacted by foreign currency exchange rate fluctuations.

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

Item  2.Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 28, 2014, the Company repurchased approximately 716 thousand shares of its common stock at an average price of $6.06 per share, for a total cost of approximately $4.3 million, under the Company's Board of Director approved repurchase plan. During the quarter, the Company's Board of Directors approved the repurchase of an additional $5.0 million of the Company's common stock, thereby increasing the aggregate program size to $90.0 million. As of March 28, 2014, the Company had approximately $5.3 million of remaining authorization under this program.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of December 27, 2013	-	$ -	-	$ 4,594,028
December 28, 2013 to January 24, 2014	189,270	$ 6.09	189,270	$ 3,440,638
January 25, 2014 to February 21, 2014	157,558	$ 5.97	157,558	$ 7,499,549
February 22, 2014 to March 28, 2014	369,332	$ 6.07	369,332	$ 5,256,725
	716,160	$ -	716,160

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 7, 2014	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase