Form 10-Q
period 2014-06-27
HACKETT GROUP, INC.
filed 2014-08-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

As of August 1, 2014,  there were 29,590,075 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 27,	December 27,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,805	$18,199
Accounts receivable and unbilled revenue, net of allowance of $1,495 and $1,674 at
June 27, 2014 and December 27, 2013, respectively	43,865	34,011
Deferred tax asset, net	3,189	5,130
Prepaid expenses and other current assets	2,850	2,283
Total current assets	60,709	59,623

Restricted cash	655	354
Property and equipment, net	12,785	13,019
Other assets	4,050	1,039
Goodwill, net	84,126	76,283
Total assets	$162,325	$150,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,020	$8,080
Accrued expenses and other liabilities	35,044	25,646
Current portion of long-term debt	3,496	—
Total current liabilities	43,560	33,726
Long-term deferred tax liability, net	3,599	4,387
Long-term debt	26,217	19,029
Total liabilities	73,376	57,142

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,103,200 and 52,143,103 shares
issued at June 27, 2014 and December 27, 2013, respectively	53	52
Additional paid-in capital	263,017	261,861
Treasury stock, at cost, 23,396,848 and 22,189,409 shares June 27, 2014 and
December 27, 2013, respectively	(87,704)	(80,406)
Accumulated deficit	(82,451)	(83,880)
Accumulated comprehensive loss	(3,966)	(4,451)
Total shareholders' equity	88,949	93,176
Total liabilities and shareholders' equity	$162,325	$150,318

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements	$55,000	$52,341	$104,418	$101,212
Reimbursements	6,052	6,620	11,539	12,098
Total revenue	61,052	58,961	115,957	113,310
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $785 and $863 and $1,400 and $1,686 of stock compensation expense in the quarters and six months ended June 27, 2014 and June 28, 2013, respectively)	34,353	33,363	67,606	65,405
Reimbursable expenses	6,052	6,620	11,539	12,098
Total cost of service	40,405	39,983	79,145	77,503
Selling, general and administrative costs
(includes $691 and $782 and $1,344 and $1,481 of stock compensation expense in the quarters and six months ended June 27, 2014 and June 28, 2013, respectively)	15,621	13,893	29,862	27,193
Restructuring costs	—	—	3,604	—
Total costs and operating expenses	56,026	53,876	112,611	104,696
Income from operations	5,026	5,085	3,346	8,614

Other income (expense):
Interest income	1	3	2	4
Interest expense	(166)	(125)	(290)	(267)
Income from continuing operations before income taxes	4,861	4,963	3,058	8,351
Income tax expense	1,386	2,033	1,629	3,392
Income from continuing operations	3,475	2,930	1,429	4,959
Loss from discontinued operations	—	—	—	(71)
Net income	$3,475	$2,930	$1,429	$4,888

Basic net income per common share:
Income per common share from continuing operations	$0.12	$0.10	$0.05	$0.16
Loss per common share from discontinued operations	—	—	—	—
Net income per common share	$0.12	$0.10	$0.05	$0.16

Diluted net income per common share:
Income per common share from continuing operations	$0.12	$0.09	$0.05	$0.16
Loss per common share from discontinued operations	—	—	—	(0.01)
Net income per common share	$0.12	$0.09	$0.05	$0.15

Weighted average common shares outstanding:
Basic	28,939	30,532	29,029	30,412
Diluted	29,984	32,251	29,926	31,862

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Net income	$3,475	$2,930	$1,429	$4,888
Foreign currency translation adjustment	106	68	485	(1,396)
Total comprehensive income	$3,581	$2,998	$1,914	$3,492

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27,	June 28,
	2014	2013
Cash flows from operating activities:
Net income	$1,429	$4,888
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation expense	1,219	960
Amortization expense	1,147	301
Amortization of debt issuance costs	46	48
Restructuring costs	3,604	—
Provision (reversal) for doubtful accounts	526	(9)
Loss on foreign currency translation	109	32
Non-cash stock compensation expense	2,744	3,167
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable and unbilled revenue	(8,806)	1,278
(Increase) decrease in prepaid expenses and othercurrent and non-current assets	(682)	1,783
Decrease in accounts payable	(3,060)	(2,635)
Decrease in accrued expenses and other liabilities	(5,653)	(4,640)
Net cash (used in) provided by operating activities	(7,377)	5,173

Cash flows from investing activities:
Purchases of property and equipment	(980)	(1,221)
Cash consideration paid for acquisition	(2,700)	—
Cash acquired in acquisition of business	522	—
(Increase) decrease in restricted cash	(300)	162
Net cash used in investing activities	(3,458)	(1,059)

Cash flows from financing activities:
Proceeds from borrowings	10,500	—
Repayment of borrowings	(37)	(9,974)
Proceeds from issuance of common stock	279	358
Repurchases of common stock	(7,324)	(594)
Net cash provided by (used in) financing activities	3,418	(10,210)

Effect of exchange rate on cash	23	1

Net decrease in cash and cash equivalents	(7,394)	(6,095)
Cash and cash equivalents at beginning of year	18,199	16,906
Cash and cash equivalents at end of period	$10,805	$10,811

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$686	$449
Cash paid for interest	$247	$218

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers of acquired business	$1,000	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2013, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended June 27, 2014, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 27, 2014 and December 27, 2013, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	28,939,096	30,532,021	29,029,300	30,411,897

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,035,202	1,707,857	887,477	1,435,012
Common stock issuable upon the exercise of stock options	9,496	11,175	9,471	15,104
Dilutive weighted average common shares outstanding	29,983,794	32,251,053	29,926,248	31,862,013

Approximately 0.4 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended June 27, 2014 and June 28, 2013, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 27,	December 27,
	2014	2013
Accounts receivable	$35,985	$27,147
Unbilled revenue	9,375	8,538
Allowance for doubtful accounts	(1,495)	(1,674)
Accounts receivable and unbilled revenue, net	$43,865	$34,011

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	June 27,	December 27,
	2014	2013
Accrued compensation and benefits	$7,327	$5,163
Accrued bonuses	2,446	5,899
Accrued restructuring related expenses	1,419	134
Deferred revenue	9,794	8,345
Accrued sales, use, franchise and VAT tax	1,166	1,393
Acquisition-related contingent consideration	8,000	-
Other accrued expenses	4,892	4,712
Total accrued expenses and other liabilities	$35,044	$25,646

5. Restructuring Costs

The Company recorded restructuring costs of $3.6 million during the six months ended June 27, 2014, primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of the continued decline in demand in its European markets. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 27, 2013	$-
Accrual	3,604
Expenditures	(2,185)
Accrual balance at June 27, 2014	$1,419

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. See Note 10 for further information. The Credit Agreement was amended and restated to:

•

To provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of June 27, 2014, the Amended Term Loan had $25.0 million principal amount outstanding with no additional availability remaining and the Revolver had $4.5 million principal amount outstanding with an additional $15.5 million availability remaining.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 27, 2014, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Term Loan requires the amortization of principal payments in equal quarterly installments beginning December 31, 2013 through August 27, 2018, unless payments are made in advance. The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.

7. Acquisition

 During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab"). The purchase price for the assets acquired and liabilities assumed was $3.0 million in cash ($0.3 million held in escrow) and $1.0 million in shares of the Company's common stock, which are subject to a four-year vesting provision. The sellers will have the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.

 Management's initial purchase price allocation resulted in $7.6 million which exceeded the estimated fair value of tangible and intangible assets and liabilities and which was therefore allocated to goodwill. The acquired intangible assets with definite lives of $4.1 million will be amortized over periods ranging from 2 years to 5 years.

 Management's preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed is based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date.

8. Discontinued Operations

During the quarter ended March 29, 2013, the Company exited the Oracle ERP implementation business. This transaction was not material to the Company’s consolidated financial statements.

9. Stock Based Compensation

During the six months ended June 27, 2014, the Company issued 780,818 restricted stock units at a weighted average grant-date fair value of $5.90 per share. As of June 27, 2014, the Company had 2,241,262 restricted stock units outstanding at a weighted average grant-date fair value of $5.31 per share. As of June 27, 2014, $8.1 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

During the six months ended June 27, 2014, the Company issued 164,474 shares of common stock subject to vesting requirements related to the Technolab acquisition at a weighted average grant-date fair value of $6.04 per share. See Note 7 for further information. As of June 27, 2014, the Company had 265,474 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $7.52 per share. As of June 27, 2014, $1.1 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Stock Based Compensation (continued)

Although the targets for the performance-based SARs have not been achieved as of June 27, 2014, the Company recorded $0.1 million and $0.2 million of compensation expense related to these SARs for both of the quarters and six months ended June 27, 2014 and June 28, 2013, respectively.

10. Shareholders’ Equity

Tender Offer

On August 28, 2013, the Company announced a tender offer to purchase up to $35.75 million in value of shares of its common stock, $0.001 par value per share, at a price neither greater than $6.50 nor less than $5.75 per share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). On September 26, 2013, the Company amended the Offer (the "Amended Offer") to increase the price range at which it would purchase its common stock to a range of neither greater than $7.00 nor less than $6.50 per share and to decrease the dollar amount of the Offer to $25.0 million. The Amended Offer was completed on October 15, 2013, with the Company purchasing approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer.  The 1.0 million shares represented approximately 3.1% of the Company's issued and outstanding shares of common stock at that time. The Company financed the Amended Offer from borrowings under the Amended Term Loan under its existing Credit Facility. See Note 6 for further information.

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 27, 2014, the Company repurchased approximately 491 thousand shares of its common stock at an average price of $6.03 per share for a total cost of approximately $3.0 million.  During the six months ended June 27, 2014, the Company repurchased approximately 1.2 million shares of its common stock at an average price of $6.04 per share for a total cost of approximately $7.3 million. As of June 27, 2014, the Company had approximately $2.3 million available under its share repurchase plan authorization. During the quarter and six months ended June 28, 2013, the Company repurchased approximately 124 thousand shares of its common stock at an average price of $4.80 per share for a total cost of approximately $594 thousand.    Subsequent to June 27, 2014, the Company's Board of Directors approved an additional $5.0 million authorization under the share repurchase plan.

11. Litigation

 The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Geographic and Group Information

   Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Revenue:
North America	$48,297	$46,636	$94,703	$88,946
International (primarily European countries)	12,755	12,325	21,254	24,364
Total revenue	$61,052	$58,961	$115,957	$113,310

The geographic revenue for the quarter ended June 27, 2014, includes a reclass of revenue in the quarter ended March 28, 2014, between the US and International areas.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information (continued)

  Long-lived assets are attributable to the following geographic areas (in thousands):

	June 27,	December 27,
	2014	2013
Long-lived assets:
North America	$84,456	$74,095
International (primarily European countries)	16,505	16,246
Total long-lived assets	$100,961	$90,341

  As of June 27, 2014, foreign assets included $16.1 million of goodwill related to the Archstone, REL and Technolab acquisitions. As of December 27, 2013, foreign assets included $15.8 million of goodwill related to the REL and Archstone acquisitions.

  The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

The Hackett Group	$49,151	$47,659	$95,284	$91,271
ERP Solutions	11,901	11,302	20,673	22,039
Total revenue	$61,052	$58,961	$115,957	$113,310

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") groups and Technolab Application Maintenance and Support ("AMS"). “ERP Solutions” encompasses our SAP ERP Technology and SAP maintenance groups.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	June 27,		June 28,		June 27,		June 28,
	2014		2013		2014		2013
Revenue:
Revenue before reimbursements	$55,000	100.0%	$52,341	100.0%	$104,418	100.0%	$101,212	100.0%
Reimbursements	6,052		6,620		11,539		12,098
Total revenue	61,052		58,961		115,957		113,310

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	34,353	62.5%	33,363	63.7%	67,606	64.7%	65,405	64.6%
Reimbursable expenses	6,052		6,620		11,539		12,098
Total cost of service	40,405		39,983		79,145		77,503

Selling, general and administrative costs	15,621	28.4%	13,893	26.6%	29,862	28.6%	27,193	26.9%
Restructuring expense	—		—		3,604	3.5%	—
Total costs and operating expenses	56,026		53,876		112,611		104,696

Income from operations	5,026	9.1%	5,085	9.7%	3,346	3.2%	8,614	8.5%

Other expense:
Interest expense, net	(165)	-0.3%	(122)	-0.2%	(288)	-0.2%	(263)	-0.2%

Income from continuing operations before income taxes	4,861	8.8%	4,963	9.5%	3,058	3.0%	8,351	8.3%
Income tax expense	1,386	2.5%	2,033	3.9%	1,629	1.6%	3,392	3.4%
Income from continuing operations	3,475	6.3%	2,930	5.6%	1,429	1.4%	4,959	4.9%

Loss from discontinued operations	—		—		—		(71)
Net income	$3,475	6.3%	$2,930	5.6%	$1,429	1.4%	$4,888	4.8%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. Our results for the quarters and six months ended June 27, 2014 and June 28, 2013, were not materially impacted by foreign currency exchange rate fluctuations.

Total Company revenue increased 4% and 2% during the quarter and six months ended June 27, 2014, respectively,  as compared to the quarter and six months ended June 28, 2013. The following table summarizes revenue (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
The Hackett Group	$49,151	$47,659	$95,284	$91,271
ERP Solutions	11,901	11,302	20,673	22,039
Total revenue	$61,052	$58,961	$115,957	$113,310

Although The Hackett Group U.S revenue increased 3% and 11% during the quarter and six months ended June 27, 2014, respectively, as compared to the quarter and six months ended June 28, 2013, this growth was offset by a decrease of international revenue of 5% and 13% during the same period.  The increase in The Hackett Group's U.S. revenue primarily related to the increased demand in the Business Transformation and EPM groups, as well as revenue from the Technolab acquisition.  The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 19% and 18%  of total Company revenue for the quarter and six months ended June 27, 2014 and 21% and 22% of total Company revenue for the quarter and six months ended June 28, 2013, respectively.

ERP Solutions revenue increased  5%  for the quarter ended June 27, 2014, as compared to the quarter ended June 28, 2013.  This revenue increase reflected a higher than expected growth in SAP license sales during the quarter ended June 27, 2014. ERP Solutions revenue decreased 6% for the six months ended June 27, 2014, as compared to the six months ended June 28, 2013, which reflected transitional movement in the SAP sales channel over the past 12 months.

During the quarter ended June 27, 2014, one customer accounted for 5% of total Company revenue. During the six months ended June 27, 2014 and the quarter and six months ended June 28, 2013, no customer accounted for more than 5% of total Company revenue.

Cost of Service.  Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses increased 3%, or $1.0 million, and $2.2 million, or 3%, for the quarter and six months ended June 27, 2014, respectively, as compared to the quarter and six months ended June 28, 2013. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, was 63% and 65% for the quarter and six months ended June 27, 2014, as compared to 64% and 65% for the quarter and six months ended June 28, 2013, respectively.  The decrease during the quarter ended June 27, 2014, as compared to June 28, 2013, was primarily due to the leverage from  increased revenue and lower subcontractor costs.

As a percentage of revenue before reimbursements, The Hackett Group generated net margins of 32% and 31% in the quarter and six months ended June 27, 2014, respectively, which were unfavorably impacted by the continued decline in demand in our European markets. As a percentage of revenue before reimbursements, ERP Solutions generated net margins of 47% and 39% for the quarter and six months ended June 27, 2014, respectively, primarily driven by SAP license sales during the quarter ended June 27, 2014.

Selling, General and Administrative. Selling, general and administrative costs were $15.6 million and $29.9 million for the quarter and six months ended June 27, 2014, respectively,  as compared to $13.9 million and $27.2 million for the quarter and six months ended June 28, 2013, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements increased to 28% and 29% for the quarter and six months ended June 27, 2014, respectively, as compared to 27% for both the quarter and six months ended June 28, 2013. The increase in selling, general and administrative costs was primarily due to the incremental administrative costs resulting from the Technolab acquisition, an increase in amortization related to the intangible assets acquired in the Technolab acquisition and higher selling costs commensurate with the increase in revenue.

Restructuring Costs. During the six months ended June 27, 2014, we recorded restructuring costs of $3.6 million, primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of our continued decline in demand in our European markets.  We effected these changes to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

Income Taxes. In the quarter and six months ended June 27, 2014, we recorded income tax expense of $1.4 million and $1.6 million, respectively, which reflected a tax rate of 28.5% and 53.3% for certain federal, foreign and state taxes. In the quarter and six months ended June 28, 2013, we recorded income tax expense of $2.0 million and $3.4 million, respectively, which reflected a tax rate of 41.0% and 40.6% for certain federal, foreign and state taxes. The decrease in the tax rate for the quarter ended June 27, 2014, as compared to June 28, 2013, was primarily the result of a more favorable geographical mix of taxable earnings. The increase in the tax rate for the six months ended June 27, 2014, as compared to June 28, 2013, was primarily due to higher taxable earnings in the U.S. as a percentage of total earnings due to the European restructuring costs incurred in 2014.

Liquidity and Capital Resources

As of June 27, 2014 and December 27, 2013, we had $10.8 million and $18.2 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets. As of the same dates, we had $0.7 million and $0.4 million on deposit with financial institutions that primarily related to certain employee compensation agreements and funds held in escrow related to the Technolab acquisition. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 27,	June 28,
	2014	2013
Cash flows (used in) provided by operating activities	$(7,377)	$5,173
Cash flows used in investing activities	$(3,458)	$(1,059)
Cash flows provided by (used in) financing activities	$3,418	$(10,210)

Cash Flows from Operating Activities

Net cash used in operating activities was $7.4 million during the six months ended June 27, 2014, as compared to net cash provided by operating activities of $5.2 million during the six months ended June 28, 2013.  Excluding the noncash impact of the assets and liabilities acquired in the Technolab acquisition,   the increased use of cash primarily related to increased accounts receivable and unbilled balances, and the timing of vendor and performance bonus.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.5 million and $1.1 million during the six months ended June 27, 2014 and June 28, 2013, respectively. The usage of cash during the quarter ended June 27, 2014, was primarily related to the cash consideration paid for the Technolab acquisition, partially offset by cash acquired in the acquisition. In addition, cash was utilized during both periods on capital expenditures for the development of the Hackett Performance Exchange.

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to provide for up to an additional $17.0 million of borrowing availability under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility") and extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement. Additional borrowings of $7.0 million under the Amended Term Loan were used to finance our tender offer in October 2013. See Note 6 to the consolidated financial statements for further information. As of June 27, 2014, the Company had $25.0 million principal amount outstanding under the Amended Term Loan and $4.5 million outstanding under the Revolver.

Net cash provided by financing activities was $3.4 million during the six months ended June 27, 2014, as compared to net cash used from financing activities of $10.2 million during the six months ended June 28, 2013. This increase in cash was primarily due to $10.5 million of borrowings under our Credit Facility and proceeds from the sale of the Company stock, partially offset by the repurchase of $7.3 million of Company stock. Net cash used by financing activities during the six months ended June 28, 2013,  primarily related to the repayment of borrowings outstanding under the Credit Facility of $10.0 million, partially offset by the proceeds from the sale of Company stock.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of June 27, 2014, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and six months ended June 27, 2014.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Our results for the quarter and six months ended June 27, 2014 were not materially impacted by foreign currency exchange rate fluctuations.

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

Changes in Internal Control Over Financial Markets

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

Item  1A.      Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2013.

Item  2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 27, 2014, the Company repurchased approximately 491 thousand shares of its common stock at an average price of $6.03 per share, for a total cost of approximately $3.0 million, under the repurchase plan approved by the Company's Board of Directors. During the first quarter of 2014, the Board of Directors increased the aggregate size of the plan by $5.0 million, to a total of $90.0 million. As of of June 27, 2014, the Company had approximately $2.3 million of authorization under the plan. Subsequent to June 27, 2014, the Company's Board of Directors increased the aggregate size of the plan by an additional $5.0 million, to a total of $95.0 million.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of March 28, 2014	-	$-	-	$5,256,725
March 29, 2014 to April 25, 2014	249,779	$6.05	249,779	$3,744,574
April 26, 2014 to May 23, 2014	103,093	$5.99	103,093	$3,127,271
May 24, 2014 to June 27, 2014	138,407	$6.01	138,407	$2,295,650
	491,279	$6.03	491,279

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 6, 2014	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase