Form 10-Q
period 2014-09-26
HACKETT GROUP, INC.
filed 2014-11-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

As of November 1, 2014,  there were 29,199,287 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 26,	December 27,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,552	$18,199
Accounts receivable and unbilled revenue, net of allowance of $1,547 and $1,674 at
September 26, 2014 and December 27, 2013, respectively	44,438	34,011
Deferred tax asset, net	2,499	5,130
Prepaid expenses and other current assets	2,688	2,283
Total current assets	60,177	59,623

Restricted cash	355	354
Property and equipment, net	13,211	13,019
Other assets	3,445	1,039
Goodwill, net	83,628	76,283
Total assets	$160,816	$150,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,410	$8,080
Accrued expenses and other liabilities	33,643	25,646
Current portion of long-term debt	4,606	—
Total current liabilities	43,659	33,726
Long-term deferred tax liability, net	4,466	4,387
Long-term debt	22,423	19,029
Total liabilities	70,548	57,142

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,167,266, and 52,143,103 shares
issued at September 26, 2014 and December 27, 2013, respectively	53	52
Additional paid-in capital	264,505	261,861
Treasury stock, at cost, 23,881,663 and 22,189,409 shares at September 26, 2014 and
December 27, 2013, respectively	(90,678)	(80,406)
Accumulated deficit	(78,860)	(83,880)
Accumulated comprehensive loss	(4,752)	(4,451)
Total shareholders' equity	90,268	93,176
Total liabilities and shareholders' equity	$160,816	$150,318

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Revenue:
Revenue before reimbursements	$54,550	$51,976	$158,968	$153,188
Reimbursements	5,887	5,940	17,426	18,038
Total revenue	60,437	57,916	176,394	171,226
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $628 and $854 and $2,028 and $2,540 of stock compensation expense in the quarters and nine months ended September 26, 2014 and September 27, 2013, respectively)	34,068	33,970	101,674	99,375
Reimbursable expenses	5,887	5,940	17,426	18,038
Total cost of service	39,955	39,910	119,100	117,413
Selling, general and administrative costs
(includes $814 and $681 and $2,158 and $2,162 of stock compensation expense in the quarters and nine months ended September 26, 2014 and September 27, 2013, respectively)	15,423	13,289	45,285	40,482
Restructuring costs	—	—	3,604	—
Total costs and operating expenses	55,378	53,199	167,989	157,895
Income from operations	5,059	4,717	8,405	13,331

Other income (expense):
Interest income	2	2	4	6
Interest expense	(173)	(94)	(463)	(361)
Income from continuing operations before income taxes	4,888	4,625	7,946	12,976
Income tax expense	1,297	1,926	2,926	5,318
Income from continuing operations	3,591	2,699	5,020	7,658
Loss from discontinued operations	—	(64)	—	(135)
Net income	$3,591	$2,635	$5,020	$7,523

Basic net income per common share:
Income per common share from continuing operations	$0.13	$0.09	$0.17	$0.25
Loss per common share from discontinued operations	—	—	—	—
Net income per common share	$0.13	$0.09	$0.17	$0.25

Diluted net income per common share:
Income per common share from continuing operations	$0.12	$0.08	$0.17	$0.24
Loss per common share from discontinued operations	—	—	—	(0.01)
Net income per common share	$0.12	$0.08	$0.17	$0.23

Weighted average common shares outstanding:
Basic	28,558	30,627	28,872	30,484
Diluted	29,800	32,797	29,884	32,174

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Net income	$3,591	$2,635	$5,020	$7,523
Foreign currency translation adjustment	(786)	1,088	(301)	(308)
Total comprehensive income	$2,805	$3,723	$4,719	$7,215

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2014	2013
Cash flows from operating activities:
Net income	$5,020	$7,523
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation expense	1,731	1,416
Amortization expense	1,700	451
Amortization of debt issuance costs	68	73
Restructuring costs	3,604	—
Provision for doubtful accounts	728	478
Loss on foreign currency translation	91	28
Non-cash stock compensation expense	4,185	4,702
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and unbilled revenue	(9,581)	(1,252)
(Increase) decrease in prepaid expenses and other current and non-current assets	(503)	1,792
Decrease in accounts payable	(2,670)	(2,858)
Decrease in accrued expenses and other liabilities	(5,862)	(3,322)
Net cash (used in) provided by operating activities	(1,489)	9,031

Cash flows from investing activities:
Purchases of property and equipment	(1,924)	(1,619)
Cash consideration paid for acquisition	(2,877)	—
Cash acquired in acquisition of business	522	—
Decrease in restricted cash	—	161
Net cash used in investing activities	(4,279)	(1,458)

Cash flows from financing activities:
Proceeds from borrowings	10,500	—
Repayment of borrowings	(2,721)	(9,974)
Proceeds from issuance of common stock	620	924
Repurchases of common stock	(10,298)	(594)
Net cash used in financing activities	(1,899)	(9,644)

Effect of exchange rate on cash	20	16

Net decrease in cash and cash equivalents	(7,647)	(2,055)
Cash and cash equivalents at beginning of year	18,199	16,906
Cash and cash equivalents at end of period	$10,552	$14,851

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$687	$451
Cash paid for interest	$389	$262

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers of acquired business	$1,000	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2013, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and nine months ended September 26, 2014, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 26, 2014 and December 27, 2013, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	28,557,528	30,626,838	28,872,043	30,483,544

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,232,971	2,159,234	1,002,642	1,676,932
Common stock issuable upon the exercise of stock options	9,826	10,572	9,589	13,392
Dilutive weighted average common shares outstanding	29,800,325	32,796,644	29,884,274	32,173,868

Approximately 0.4 million and 0.8 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended September 26, 2014 and September 27, 2013, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 26,	December 27,
	2014	2013
Accounts receivable	$34,713	$27,147
Unbilled revenue	11,272	8,538
Allowance for doubtful accounts	(1,547)	(1,674)
Accounts receivable and unbilled revenue, net	$44,438	$34,011

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	September 26,	December 27,
	2014	2013
Accrued compensation and benefits	$5,642	$5,163
Accrued bonuses	4,652	5,899
Accrued restructuring related expenses	750	134
Deferred revenue	7,949	8,345
Accrued sales, use, franchise and VAT tax	2,308	1,393
Acquisition-related contingent consideration	8,000	-
Other accrued expenses	4,342	4,712
Total accrued expenses and other liabilities	$33,643	$25,646

5. Restructuring Costs

The Company recorded restructuring costs of $3.6 million during the nine months ended September 26, 2014,  primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of the continued decline in demand in its European markets. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 27, 2013	$-
Accrual	3,604
Expenditures	(2,854)
Accrual balance at September 26, 2014	$750

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. See Note 10 for further information. The Credit Agreement was amended and restated to:

•

To provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of September 26, 2014, the Amended Term Loan had $24.5 million principal amount outstanding with no additional availability remaining and the Revolver had $2.5 million principal amount outstanding with an additional $17.5 million availability remaining.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 26, 2014, the applicable margin percentage was 2.00% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Term Loan requires the amortization of principal payments in equal quarterly installments beginning December 31, 2013 through August 27, 2018, unless payments are made in advance. The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.

7. Acquisition

 During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab"). The purchase price for the assets acquired and liabilities assumed was $2.9 million in cash and $1.0 million in shares of the Company's common stock, which are subject to a four-year vesting provision. The sellers will have the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.

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

9. Stock Based Compensation

During the nine months ended September 26, 2014, the Company issued 839,031 restricted stock units at a weighted average grant-date fair value of $5.91 per share. As of September 26, 2014, the Company had 2,293,058 restricted stock units outstanding at a weighted average grant-date fair value of $5.33 per share. As of September 26, 2014,  $7.3 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

During the nine months ended September 26, 2014, the Company issued 164,474 shares of common stock subject to vesting requirements related to the Technolab acquisition at a weighted average grant-date fair value of $6.04 per share. See Note 7 for further information. As of September 26, 2014, the Company had 264,474 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $7.54 per share. As of September 26, 2014,  $1.0 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 3.3 years.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Stock Based Compensation (continued)

Although the targets for the performance-based SARs have not been achieved as of September 26, 2014, the Company recorded $0.1 million and $0.4 million of compensation expense related to these SARs for both of the quarters and nine months ended September 26, 2014 and September 27, 2013, respectively.

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

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 26, 2014, the Company repurchased approximately 485 thousand shares of its common stock at an average price of $6.13 per share for a total cost of approximately $3.0 million.  During the nine months ended September 26, 2014, the Company repurchased approximately 1.7 million shares of its common stock at an average price of $6.07 per share for a total cost of approximately $10.3 million. As of September 26, 2014, the Company had approximately $4.3 million available under its share repurchase plan authorization. During the quarter ended September 27, 2013, the Company did not buy back any shares under its share repurchase plan.  During the nine months ended September 27, 2013, the Company repurchased approximately 124 thousand shares of its common stock at an average price of $4.80 per share for a total cost of approximately $594 thousand.

11. Litigation

 The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Geographic and Group Information

   Revenue is primarily based on the country of the contracting entity and was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
Revenue:
North America	$48,094	$47,377	$142,797	$136,323
International (primarily European countries)	12,343	10,539	33,597	34,903
Total revenue	$60,437	$57,916	$176,394	$171,226

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information (continued)

           Long-lived assets are attributable to the following geographic areas (in thousands):

	September 26,	December 27,
	2014	2013
Long-lived assets:
North America	$84,204	$74,095
International (primarily European countries)	16,080	16,246
Total long-lived assets	$100,284	$90,341

  As of September 26, 2014, foreign assets included $15.7 million of goodwill related to the REL and Archstone acquisitions. As of December 27, 2013, foreign assets included $15.8 million of goodwill related to the REL and Archstone acquisitions.

  The Company’s revenue was derived from the following service groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

The Hackett Group	$51,370	$48,689	$146,654	$139,960
ERP Solutions	9,067	9,227	29,740	31,266
Total revenue	$60,437	$57,916	$176,394	$171,226

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	September 26,		September 27,		September 26,		September 27,
	2014		2013		2014		2013
Revenue:
Revenue before reimbursements	$54,550	100.0%	$51,976	100.0%	$158,968	100.0%	$153,188	100.0%
Reimbursements	5,887		5,940		17,426		18,038
Total revenue	60,437		57,916		176,394		171,226

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	34,068	62.5%	33,970	65.4%	101,674	64.0%	99,375	64.9%
Reimbursable expenses	5,887		5,940		17,426		18,038
Total cost of service	39,955		39,910		119,100		117,413

Selling, general and administrative costs	15,423	28.2%	13,289	25.6%	45,285	28.4%	40,482	26.4%
Restructuring expense	—		—		3,604	2.3%	—
Total costs and operating expenses	55,378		53,199		167,989		157,895

Income from operations	5,059	9.3%	4,717	9.0%	8,405	5.3%	13,331	8.7%

Other expense:
Interest expense, net	(171)	-0.3%	(92)	-0.2%	(459)	-0.2%	(355)	-0.2%

Income from continuing operations before income taxes	4,888	9.0%	4,625	8.9%	7,946	5.1%	12,976	8.5%
Income tax expense	1,297	2.4%	1,926	3.7%	2,926	1.8%	5,318	3.5%
Income from continuing operations	3,591	6.6%	2,699	5.2%	5,020	3.2%	7,658	5.0%

Loss from discontinued operations	—		(64)		—		(135)
Net income	$3,591	6.6%	$2,635	5.1%	$5,020	3.2%	$7,523	4.9%

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. Our results for the quarters and nine months ended September 26, 2014 and September 27, 2013, were not materially impacted by foreign currency exchange rate fluctuations.

Total Company revenue increased 4% and 3% during the quarter and nine months ended September 26, 2014, respectively,  as compared to the quarter and nine months ended September 27, 2013. The following table summarizes revenue (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013
The Hackett Group	$51,370	$48,689	$146,654	$139,960
ERP Solutions	9,067	9,227	29,740	31,266
Total revenue	$60,437	$57,916	$176,394	$171,226

The Hackett Group U.S revenue increased 2%  and 8% during the quarter and nine months ended September 26, 2014, respectively, as compared to the quarter and nine months ended September 27, 2013.  The Hackett Group’s International revenue increased 17% and decreased by 4% during the quarter and nine months ended September 26, 2014, respectively, as compared to the quarter and nine months ended September 27, 2013.   Excluding the acquisition of Technolab, The Hackett Group’s International revenue increased 7% and decreased 12% during the quarter and nine months ended September 26, 2014, respectively, as compared to the quarter and nine months ended September 27, 2013. The Hackett Group’s international revenue, which is primarily based on the country of the contracting entity, accounted for 20% and 19%  of total Company revenue for the quarter and nine months ended September 26, 2014, respectively, and 18% and 20% of total Company revenue for the quarter and nine months ended September 27, 2013, respectively.

ERP Solutions revenue decreased 2%  and 5% for the quarter and nine months ended September 26, 2014,  respectively, as compared to the quarter and nine months ended September 27, 2013. This revenue decrease reflects transitional movement in the SAP sales channel over the past 18 months.

During the quarters and nine months ended September 26, 2014 and September 27, 2013, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants, subcontractor fees and reimbursable expenses associated with projects. Cost of service before reimbursable expenses remained relatively flat for the quarter ended September 26, 2014, and increased 2.3%, or $2.3 million, for the nine months ended September 26, 2014,  as compared to the quarter and nine months ended September 27, 2013. Total cost of service before reimbursable expenses, as a percentage of revenue before reimbursements, was 63% and 64% for the quarter and nine months ended September 26, 2014, respectively, as compared to 65% for both the quarter and nine months ended September 27, 2013.  The decrease during the quarter and nine months ended September 26, 2014, as compared to September 27, 2013, was primarily due to the leverage from increased revenue and lower utilization of subcontractors.

As a percentage of revenue before reimbursements, or net revenue, The Hackett Group generated gross margins of 35% and 32% in the quarter and nine months ended September 26, 2014, respectively, which were favorably impacted by the restructuring efforts to reduce the workforce in the first quarter of 2014, as well as improving revenue in the third quarter of 2014. As a percentage of net revenue, ERP Solutions generated gross margins of 38% and 42% for the quarter and nine months ended September 26, 2014, respectively.  The higher year to date net margins for ERP Solutions were primarily driven by SAP license sales during the year.

Selling, General and Administrative. Selling, general and administrative costs were $15.4 million and $45.3 million for the quarter and nine months ended September 26, 2014, respectively,  as compared to $13.3 million and $40.5 million for the quarter and nine months ended September 27, 2013, respectively. Selling, general and administrative costs as a percentage of revenue before reimbursements increased to 28% for both the quarter and nine months ended September 26, 2014, respectively, as compared to 26% for both the quarter and nine months ended September 27, 2013. The increase in selling, general and administrative costs was primarily due to the incremental costs resulting from the Technolab acquisition and higher selling-related expense and incentive compensation accruals commensurate with our improved Company performance.

Restructuring Costs. During the nine months ended September 26, 2014, we recorded restructuring costs of $3.6 million, primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of our continued decline in demand in our European markets.  We effected these changes to reduce our costs to better align our overall cost structure and organization with anticipated demand for our services.

Income Taxes. In the quarter and nine months ended September 26, 2014, we recorded income tax expense of $1.3 million and $2.9 million, respectively, which reflected a tax rate of 26.5% and 36.8% for certain federal, foreign and state taxes. In the quarter and nine months ended September 27, 2013, we recorded income tax expense of $1.9 million and $5.3 million, respectively, which reflected a tax rate of 41.6% and 41.0% for certain federal, foreign and state taxes. The decrease in the tax rate for the quarter and nine months ended September 26, 2014, as compared to the quarter and nine months ended September 27, 2013, was primarily the result of a more favorable geographical mix of taxable earnings.

Liquidity and Capital Resources

As of September 26, 2014 and December 27, 2013, we had $10.6 million and $18.2 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets. As of the same dates, we had $0.4 million on deposit with financial institutions that primarily related to certain employee compensation agreements. These deposit accounts have been classified as restricted cash on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2014	2013
Cash flows (used in) provided by operating activities	$(1,489)	$9,031
Cash flows used in investing activities	$(4,279)	$(1,458)
Cash flows used in financing activities	$(1,899)	$(9,644)

Cash Flows from Operating Activities

Net cash used in operating activities was $1.5 million during the nine months ended September 26, 2014, as compared to net cash provided by operating activities of $9.0 million during the nine months ended September 27, 2013.   Excluding the noncash impact of the assets and liabilities acquired in the Technolab acquisition, the increased use of cash primarily related to increased accounts receivable and unbilled balances.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.3 million and $1.5 million during the nine months ended September 26, 2014 and September 27, 2013, respectively. The usage of cash during the nine months ended September 26, 2014, was primarily related to the cash consideration paid for the Technolab acquisition and the global rollout of new laptops for our associates which occurs every three to four years; partially offset by cash acquired in the acquisition.  In addition, cash was utilized during both periods on capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

Net cash used from financing activities was $1.9 million and $9.6 million during the nine months ended September 26, 2014 and September 27, 2013, respectively.  The net cash used from financing activities during the nine months ended September 26, 2014 was primarily due to the repurchase of $10.3 million of Company stock, partially offset by net borrowings of $8.0 million under our Credit Facility. Net cash used from financing activities during the nine months ended September 27, 2013 was primarily attributable to the repayment of borrowings outstanding under the Credit Facility of $10.0 million. See Note 6 to the consolidated financial statements for further information on the Credit Facility.

 On October 15, 2013, we completed a tender offer to purchase approximately 1.0 million shares of our common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the tender offer. See Note 10 to the consolidated financial statements for further information on the Tender Offer.

We currently believe that available funds (including the cash on hand and $17.5 million in funds available for borrowing under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

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

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of September 26, 2014, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 26, 2014.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve. Our results for the quarter and nine months ended September 26, 2014 were not materially impacted by foreign currency exchange rate fluctuations.

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

Issuer Purchases of Equity Securities

During the quarter ended September 26, 2014, the Company repurchased approximately 485 thousand shares of its common stock at an average price of $6.13 per share, for a total cost of approximately $3.0 million, under the repurchase plan approved by the Company's Board of Directors. During the third quarter of 2014, the Board of Directors increased the aggregate size of the plan by $5.0 million, to a total of $95.0 million. As of of September 26, 2014, the Company had approximately $4.3 million of authorization under the plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of June 27, 2014	-	$-	-	$2,295,650
June 28, 2014 to July 25, 2014	177,655	$6.12	177,655	$1,207,977
July 26, 2014 to August 22, 2014	153,459	$6.12	153,459	$5,268,228
August 23, 2014 to September 26, 2014	153,701	$6.16	153,701	$4,321,933
	484,815	$6.13	484,815

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 5, 2014	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase