Form 10-K
period 2015-01-02
HACKETT GROUP, INC.
filed 2015-03-18
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 2, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $132,322,230 on June 27, 2014 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 10, 2015 was 29,842,993.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2015 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Hackett is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice. Utilizing best practices and implementation insights from more than 11,000 benchmarking studies, executives use Hackett’s empirically-based approach to quickly define and prioritize initiatives to enable world-class performance. Through its Archstone Consulting group (“Archstone”), Hackett offers Strategy and Operations consulting services in the Consumer and Industrial Products, Pharmaceutical, Manufacturing and Financial Services industry sectors. Through its REL group, Hackett offers working capital solutions focused on delivering significant cash flow improvements. Through its Enterprise Resource Planning Solutions group (“ERP Solutions”), Hackett offers business application consulting services that help maximize returns on investments for SAP technologies. Hackett has worked with over 5,000 major corporations and government agencies, including 93%  of the Dow Jones Industrials, 86% of the Fortune 100, 87% of the DAX 30 and 51% of the FTSE 100.

Although we continued to experience gradual economic improvement in the U.S. during 2014, corporate decision making in Western Europe decision continued to be volatile throughout the year. As we enter 2015, we expect U.S. market conditions to continue to be healthy.  Relative to International, which is primarily Western Europe, we expect activity to be stable to improving.   However, we continue to expect decision making to remain volatile when compared to the U.S. marketplace.  We expect 2.0% to 3.0% GDP growth in the U.S.; however, we remain cautious about our expectations for improved demand in Western Europe but we know most recent growth revision for the region calls for 1+% GDP growth. Global organizations continue to recognize the need to drive sustainable productivity improvement as they look to be competitive in the growing but complex global economy. Global growth opportunities require organizations to build global standards and to drive operating excellence based on the regional growth opportunities defined by the markets that they serve. We believe that many organizations have yet to make the global and regional organizational changes commensurate with the varying regional market conditions. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of slow and volatile economic growth. We will continue to ensure that our clients understand that our unique intellectual capital along with our expanding implementation capabilities will enable them to identify and implement necessary performance improvement initiatives in a targeted and timely manner.

Specifically, organizations must make certain that they have an operating platform or service delivery strategy that ensures that their underlying business processes allow them to strategically support their operations and to optimize their results in the current economic environment. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their critical business processes while both leveraging global standards and resources, and executing based on the specific regional requirements. We believe companies will continue to place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to centralize, standardize and automate business processes and to do so by leveraging educated, low-cost labor markets. In today’s environment, we believe that our Company is uniquely qualified to help them achieve their targeted results in a timely manner.

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

Because Hackett solutions are based on Hackett-Certified™ best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

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

Similarly, we integrate Hackett-Certified™ best practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages from Oracle and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of best of breed software, while limiting customization. BPI establishes the foundation for improved performance.

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

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 11,000 benchmark studies over 21 years at over 3,500 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies, delivers a powerful and distinct value proposition for our clients.

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

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients access to our Intellectual Property (“IP”) which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.   What is clearly different as we enter 2015 is that we now see the potential to leverage our IP through new external channels.  We are now exploring ways to use our IP to help others sell and deliver their offerings, thereby extending the value add they deliver to their clients, and perhaps also providing us with an opportunity to introduce our other services.

•

Introduce New IP–centric Offerings. We have developed a new performance management dashboard called the “Hackett Performance Exchange”,” HPE.”   In 2013 and 2012, we worked closely with our participating launch member clients to validate our targeted functionality and value proposition. This new dashboard offering should allow us to benchmark and monitor the performance improvement opportunity of key operating processes. This offering securely extracts operating information directly from a client’s ERP system which allows them to measure and compare their performance to Hackett peer and world class standards. For clients that run current versions of Oracle and SAP software, this solution is fully automated, requiring limited client time to set up and populate and also provides for electronic access over various devices. In addition to HPE, we also continue to look for ways to leverage our proprietary “IP” through new offerings and other external channels.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.  In 2015, we expect to further invest in the automation and further integration of our various metrics, best practices and best practice acceleration tools.

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

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our growth will be our ability to attract, retain, develop and motivate associates. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

•

Leverage our offshore capabilities. Leveraging an offshore resource capability to support the delivery of our offerings has been a key strategy for our organization. Our facilities in Hyderabad, India and Montevideo, Uruguay (Oracle EPM business acquired in 2014) allow us to increase operational efficiencies and build targeted key capabilities that can appropriately support the delivery of our offerings and internal functional teams.

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

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 5,000 organizations globally. This includes 93%  of the Dow Jones Industrials, 86% of the Fortune 100, 87% of the DAX 30 and 51% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 2,000 best practices for over 105 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

ERP Solutions

Our ERP Solutions professionals help clients choose and deploy the software applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods). The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our ERP Solutions teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our ERP Solutions group also includes a division responsible for the sale of the SAP suite of ERP applications.

During the quarter ended March 29, 2013, we exited the Oracle ERP implementation business practice, which is separate and distinct from our Oracle Enterprise Performance Management (“EPM”) practice.

See Note 1 and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K regarding segment reporting and geographic and service group information.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2014, 2013 and 2012, our ten most significant clients accounted for 21%, 20% and 18% of revenue, respectively, and during each year one client generated 3% of total revenue for each year. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

As of January 2, 2015, we had 904 associates, excluding subcontractors, 78% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

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

Our results of operations could be negatively affected by global and regional economic conditions.

Global and regional economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2014, our ten largest clients accounted for 21% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Suite 3000, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Amsterdam, Paris, Montevideo, Hyderabad and Sydney. As of January 2, 2015, we had operating leases that expire on various dates through December 2022. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ symbol, "HCKT". The following table sets forth for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the NASDAQ:

2014	High	Low
Fourth Quarter	$9.37	$5.82
Third Quarter	$6.41	$5.80
Second Quarter	$6.48	$5.78
First Quarter	$6.30	$5.76

2013	High	Low
Fourth Quarter	$7.48	$5.47
Third Quarter	$7.13	$5.14
Second Quarter	$5.30	$4.42
First Quarter	$5.09	$3.89

The closing sale price for the common stock on March 10, 2015, was $8.97.

As of March 10, 2015, there were 284 holders of record of our common stock and 29,842,993 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 1, 2010 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 1, 2010.

	1/1/10	12/31/10	12/30/11	12/28/12	12/27/13	1/2/15
The Hackett Group, Inc.	$100.00	$126.26	$134.53	$147.43	$232.78	$330.62
NASDAQ Composite Index	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
Peer Group	$100.00	$101.04	$115.27	$107.78	$175.70	$170.10

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program. In 2014, we paid an annual dividend of $0.12 per share or $3.5 million to shareholders of record as of close of business on December 10, 2014.  In December 2013 and 2012, we paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close on business December 10, 2013 and December 20, 2012, respectively. Subsequent to January 2, 2015, we announced an increase in the dividend from $0.12 to $0.14 per share, which will be paid on a semi-annual basis in 2015.  Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

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

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock in the open market or in negotiated transactions, excluding the above mentioned tender offer transaction. The repurchase plan was first announced on July 30, 2002.  All repurchases are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization and we did not make any determination to suspend or cancel purchases under the program. The following table summarizes our share repurchases during the year ended January 2, 2015:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 27, 2013	—	$—	—	$4,594,028
December 28, 2013 to September 26, 2014	1,692,254	$6.07	1,692,254	$4,321,933
September 27, 2014 to October 24, 2014	108,113	$6.08	108,113	$3,665,104
October 25, 2014 to November 21, 2014	—	$—	—	$3,665,104
November 22, 2014 to January 2, 2015	—	$—	—	$3,665,104
	1,800,367	$6.07	1,800,367

During 2014, our Board of Directors authorized an additional $10.0 million to repurchase shares of our common stock. As of January 2, 2015, the cumulative authorization was for up to $95.0 million with cumulative purchases under the plan of $91.3 million, leaving $3.7 million available for future purchases.

ITEM 6.  SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended January 2, 2015, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 2,	December 27,	December 28,	December 30,	December 31,
	2015	2013	2012	2011	2010
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$213,519	$200,391	$199,749	$186,676	$171,302
Reimbursements	23,218	23,439	22,987	22,387	18,966
Total revenue (1)	236,737	223,830	222,736	209,063	190,268
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (2)	138,958	130,456	125,912	115,719	105,334
Reimbursable expenses	23,218	23,439	22,987	22,387	18,966
Total cost of service	162,176	153,895	148,899	138,106	124,300
Selling, general and administrative costs	61,386	54,208	56,997	54,058	53,774
Bargain purchase gain from acquisition (3)	(3,015)	—	—	—	—
Restructuring costs (benefit)	3,604	—	(211)	—	—
Total costs and operating expenses	224,151	208,103	205,685	192,164	178,074
Operating income	12,586	15,727	17,051	16,899	12,194
Other income (expense):
Non-cash acquisition earn-out shares re-measurement gain	—	—	—	—	1,727
Interest (expense) income, net (4)	(620)	(465)	(610)	33	22
Income from continuing operations before income taxes	11,966	15,262	16,441	16,932	13,943
Income tax expense (benefit) (5)	2,255	6,398	(478)	(4,495)	(26)
Income from continuing operations	9,711	8,864	16,919	21,427	13,969
(Loss) income from discontinued operations	—	(135)	(222)	342	258
Net income	$9,711	$8,729	$16,697	$21,769	$14,227

Basic net income per common share:
Income per common share from continuing operations	$0.34	$0.29	$0.54	$0.54	$0.34
(Loss) income per common share from discontinued operations	—	—	(0.01)	0.01	0.01
Net income per common share	$0.34	$0.29	$0.53	$0.55	$0.35

Diluted net income per common share:
Income per common share from continuing operations	$0.33	$0.28	$0.51	$0.51	$0.33
(Loss) income per common share from discontinued operations	—	(0.01)	(0.01)	0.01	0.01
Net income per common share	$0.33	$0.27	$0.50	$0.52	$0.34

Weighted average common shares outstanding:
Basic	28,718	30,283	31,704	39,895	40,349
Diluted	29,881	32,116	33,511	41,875	42,372

Consolidated Balance Sheet Data:
Cash and cash equivalent	$14,608	$18,199	$16,906	$32,936	$25,337
Restricted cash	$—	$354	$683	$885	$1,610
Working capital	$18,246	$25,897	$23,761	$42,013	$27,243
Total assets	$152,786	$150,318	$153,921	$167,426	$150,801
Long-term debt	$18,263	$19,029	$22,105	$—	$—
Shareholders' equity	$89,788	$93,176	$94,726	$130,248	$113,240
Dividends paid per share	$0.12	$0.10	$0.10	$—	$—

(1)	In January 2014, we acquired Technolab, an EPM AMS business. As a result of the acquisition, our 2014 results of operations included $10.3 million in total revenue from Technolab.
(2)	Fiscal year 2014 includes acquisition-related compensation expense of $4.3 million from the acquisition of Technolab, an EPM AMS business.
(3)	Fiscal year 2014 includes a bargain purchase gain from the acquisition of Technolab, an EPM AMS business. See Note 16 to our consolidated statements included in this Annual Report.
(4)	Interest expense relates to the Credit Facility which was entered into in February 2012.
(5)	Fiscal years 2012 and 2011 include the benefit for the release of $6.7 million and $5.3 million, respectively, of deferred income tax asset valuation allowance.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 11,000 benchmark studies over 21 years at over 3,500 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation working capital management and technology solutions, with corresponding offshore support.

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management (“EPM”) and EPM Application Maintenance and Support (“AMS”) groups. “ERP Solutions” encompasses our SAP ERP Technology and SAP Maintenance groups.

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

Revenue for contracts with multiple elements is allocated based on the respective selling price of the individual elements.

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

 Business Combinations

We account for business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A bargain purchase gain on an acquisition occurs when the net of the estimated fair value of the assets acquired and liabilities assumed exceeds the consideration paid.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP and AMS,  Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. As of January 2, 2015, neither of our reporting units were at risk of failing step one.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2014, 2013 and 2012 ended on January 2, 2015, December 27, 2013 and December 28, 2012, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.   In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro forma”, which is unaudited.

References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition related income and expense, restructuring charges and assumes a normalized tax rate.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts), as well as related adjusted non-GAAP information.

	Twelve Months Ended
	January 2,		December 27,		December 28,
	2015		2013		2012
Revenue:
Revenue before reimbursements	$213,519	100%	$200,391	100%	$199,749	100%
Reimbursements	23,218		23,439		22,987
Total revenue	236,737		223,830		222,736

Costs and expenses:
Cost of service:
Personnel costs	131,962	62%	127,172	63%	122,922	62%
Non-cash stock compensation expense	2,656		2,453		2,198
Acquisition-related stock compensation expense	900		831		792
Acquisition consideration reflected as compensation expense	3,440		-		-
Reimbursable expenses	23,218		23,439		22,987
Total cost of service	162,176		153,895		148,899

Selling, general and administrative costs	56,240	26%	50,583	25%	53,926	27%
Non-cash stock compensation expense	2,814		2,835		2,524
Acquistion related costs	120		188		-
Amortization of intangible assets	2,212		602		547
Total selling, general, and administrative expenses	61,386	29%	54,208	27%	56,997	29%

Bargain purchase gain from acquisition	(3,015)		-		-
Restructuring costs (benefit)	3,604		-		(211)
Total costs and operating expenses	224,151		208,103		205,685
Income from operations	12,586	6%	15,727	8%	17,051	9%
Other income (expense):
Interest income	6		7		20
Interest expense	(626)		(472)		(630)
Income from continuing operations before income taxes	11,966	6%	15,262	8%	16,441	8%
Income tax expense (benefit)	2,255	1%	6,398	3%	(478)	0%
Income from continuing operations	9,711		8,864		16,919
Loss from discontinued operations	-		(135)		(222)
Net income	$9,711	5%	$8,729	4%	$16,697	8%

Diluted net income per common share	$0.33		$0.27		$0.50

Adjusted non-GAAP data (unaudited):
Income from continuing operations before income taxes	$11,966		$15,262		$16,441
Bargain purchase gain from acquisition	(3,015)		-		-
Non-cash stock compensation expense	5,470		5,288		4,722
Acquisition-related stock compensation expense	900		831		792
Acquisition-related compensation expense	3,440		-		-
Acquisition-related costs	120		188		-
Restructuring costs (benefit)	3,604		-		(211)
Amortization of intangible assets	2,212		602		547
Adjusted non-GAAP income before income taxes	24,697		22,171		22,291
Adjusted non-GAAP income tax expense	7,847	32%	8,868	40%	8,916	40%
Adjusted non-GAAP net income	$16,850		$13,303		$13,375

Adjusted non-GAAP diluted net income per share	$0.56		$0.41		$0.40

Adjusted non-GAAP gross margin (1)	$81,557	38%	$73,219	37%	$76,827	39%

(1)	Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

Comparison of 2014 to 2013

Overview.    We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2014 and 2013. Revenues are analyzed based on geographic location of engagement team personnel.

Revenue. Our 2013 results were severely disrupted in the fourth quarter by the significant drop in European revenues offset the solid gains achieved in the U.S. during that year. The weak European performance carried into 2014, so we acted swiftly and took the necessary actions in Europe to reduce our operating costs consistent with the marketplace’s demand volatility. In the first quarter we also closed an important acquisition in the Application Managed Services (“AMS”) area which strongly complements our market leading Enterprise Performance Management (“EPM”) transformation and technology implementation capabilities. These actions, along with other investments we made in 2013 to increase our sales in our strategically important Benchmarking and Executive Advisory groups, which further impacted the performance of our Business Transformation groups in the U.S., helped to position us for success in 2014.

Total Company revenue increased 6% to $236.7 million in 2014 from $223.8 million in 2013.  Excluding the acquisition of EPM AMS business purchased in 2014, North American revenues were up approximately 4%, with International revenues down 9% for the fiscal year.  The Company’s international revenues accounted for 19% and 20% in 2014 and 2013, respectively.

Reimbursements as a percentage of total revenue were 10% during both 2014 and 2013. In 2014 and 2013, no customer accounted for more than 5% of our total revenue.

Total Cost of Service. Cost of service consists of personnel costs, which are comprised of salaries, benefits incentive compensation for consultants and subcontractor fees; acquisition related compensation costs relating to the EPM AMS business acquired in January 2014; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 4% to $132.0 million, or 62% of net revenues, in 2014 from $127.2 million, or 63% of net revenues in 2013. The increase was primarily a result of the increased headcount due to the acquisition of the EPM AMS business in January 2014. Excluding the incremental personnel costs as a result of the acquisition, total personnel costs decreased less than 1% to $126.9 million, or 62% of net revenues. This decrease was primarily due to lower European personnel costs and the transition to a more traditional resource model.

As a result, total Company adjusted non-GAAP gross margin was 38% of net revenues, as compared to 37% in the previous year.

Selling, General and Administrative. Selling, general and administrative costs increased 11% to $56.2 million in 2014, or 26% of net revenues, from $50.6 million, or 25% of net revenues, in 2013.  The one percent increase is primarily due to increased incentive compensation accruals and selling costs commensurate with our improved Company performance.

Amortization of Intangible Assets.  Amortization expense increased to $2.2 million in 2014, as compared to $0.6 million in 2013, as a result of intangible assets acquired as part of the EMP AMS acquisition in January 2014.

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab International Corporation (“Technolab”).  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one year profitability based earn-out.  Subsequent to year end, the amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, which were originally treated as purchase consideration were re-characterized and accounted for as compensation expense.

After these adjustments, of the total $12.0 million of Technolab purchase consideration, we reflected $3.0 million as purchase consideration and will reflect $9.0 million as compensation expense, of which $4.3 million was recognized in 2014.  These adjustments resulted in the bargain purchase gain of $3.0 million, which is reflected in our financial statements.

Restructuring Costs. During 2014, we recorded restructuring costs of $3.6 million, primarily for reductions in consultants and office leases in Europe. These actions were taken as a result of our continued volatility in demand in our European markets.

Income Taxes. In 2014, we recorded income tax expense of $2.3 million, which reflected an effective tax rate of 18.8% for certain federal, foreign and state taxes.  Excluding the one-time purchase accounting benefit from the 2014 acquisition, our effective tax rate was 30.7%. In 2013, we recorded income tax expense of $6.4 million, which reflected an effective tax rate of 42.3% for certain federal, foreign and state taxes. The decrease from 2014 was primarily the result of a more favorable geographical mix of taxable income.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider evidence such as history of losses and general economic conditions.

For tax purposes, as of January 2, 2015, we had a total of $23.7 million of U.S. federal and foreign net operating loss carryforwards of which $12.0 million related to U.S. and $11.7 million relate to foreign operations, primarily in the U.K. Additionally, as of January 2, 2015, we had $3.1 million of U.S. state net operating loss carryforwards.

Comparison of 2013 to 2012

Overview.    Our revenue is denominated in multiple currencies, mostly the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did not have a significant impact on comparisons between 2013 and 2012.

Revenue. Total Company revenue increased slightly to $223.8 million in 2013, from $222.7 million in 2012. After solid performance through the first three quarters of the fiscal year, weak performance from our European and Australian operations offset solid gains achieved in North America.  We experienced improvements in our Hackett U.S. business throughout the year, with growth across most of our groups.  This improvement was somewhat offset by slower growth from our ERP group.

The Company's 2013 North American revenue increased 4% from 2012, while the international revenue decreased 12% during the same time period. The Company’s international revenue, accounted for 20% and 23% of total Company revenue in 2013 and 2012, respectively.

Reimbursements as a percentage of total revenue were 10% during both 2013 and 2012. In 2013 and 2012, no customer accounted for more than 5% of our total revenue.

Total Cost of Service. Cost of service consists of personnel costs, which are comprised of salaries, benefits incentive compensation for consultants, subcontractor fees, and reimbursable expenses associated with projects.

Personnel costs increased 3% to $127.2 million, or 63% of net revenues, in 2013 from $122.9 million, or 62% of net revenues in 2012. The increase in personnel costs was primarily due to greater utilization of subcontractors in our SAP ERP and Oracle EPM technology implementation groups.

As a result, total Company adjusted non-GAAP gross margin was 37% of net revenues, as compared to 39% in the previous year.

Selling, General and Administrative. Selling, general and administrative costs decreased 6% to $50.6 million in 2013 from $53.9 million in 2012. As a percentage of revenue before reimbursements, selling, general and administrative costs decreased to 25% in 2013 from 27%  in 2012, primarily due to cost containment initiatives implemented in 2013.

Income Taxes. In 2013, we recorded income tax expense of $6.4 million, which reflected an effective tax rate of 42.3% for certain federal, foreign and state taxes. In 2012, we reported an income tax benefit of $0.5 million. This resulted from a $6.7 million tax benefit due to the release of valuation allowances related to the net operating loss carryforwards not previously recognized.

For tax purposes, as of December 27, 2013, we had a total of $36.7 million of U.S. and foreign net operating loss carryforwards, of which $16.5 million related to U.S. and $20.2 million related to foreign operations, primarily in the U.K. Additionally, as of December 27, 20013, we had $3.1 million of U.S. state net operating loss carryforwards.

Liquidity and Capital Resources

As of January 2, 2015 and December 27, 2013, we had $14.6 million and $18.2 million of cash and cash equivalents, respectively.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	January 2,	December 27,
	2015	2013
Cash flows provided by operating activities	$16,012	$24,259
Cash flows used in investing activities	$(5,098)	$(1,739)
Cash flows used in financing activities	$(14,535)	$(21,249)

Cash Flows from Operating Activities

Net cash provided by operating activities was $16.0 million in 2014, as compared to $24.3 million in 2013. The decrease in the cash flows from operations primarily related to an increase in accounts receivable and unbilled revenue, and an additional payroll cycle in 2014 resulting from a 53 week fiscal year, and higher incentive compensation payments when compared to the previous year.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.1 million in 2014, as compared to $1.7 million in 2013. The increase in the usage of cash was primarily attributable to net cash consideration paid for the EPM AMS acquisition and higher capital expenditures in 2014 related to the global rollout of new laptops for our associates, which occurs every three to four years.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.5 million in 2014 and $21.2 million in 2013. In 2014, cash was utilized to repurchase stock for $11.0 million, pay dividends of $3.5 million, and a net pay down debt of $1.0 million.  In 2013, cash was utilized to repurchase stock for $13.0 million, a net pay down of debt of $6.0 million, and dividend payments of $3.1 million.  Strategically, we continue to leverage our strong balance sheet and cash flow to return capital to our shareholders by repurchasing stock and by the issuance of dividends when strategic acquisitions are not available.

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

There were no material capital commitments as of January 2, 2015. The following table summarizes our future Amended Term Loan principal payments and lease commitments under our non-cancelable operating leases as of January 2, 2015 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	18,263	—	11,622	6,641	—
Operating lease obligations	8,027	1,933	3,072	1,871	1,151
Total	$26,290	$1,933	$14,694	$8,512	$1,151

(1)

Excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our Revolver or Amended Term Loan, as such amounts vary and cannot be estimated.  See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 2, 2015.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 2, 2015, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2014 results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. as of January 2, 2015 and December 27, 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at January 2, 2015 and December 27, 2013, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.'s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2015 expressed an adverse opinion thereon.

Miami, Florida	/s/ BDO USA, LLP
March 18, 2015	Certified Public Accountants

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 2,	December 27,
	2015	2013
ASSETS
Current assets:
Cash and cash equivalents	$14,608	$18,199
Accounts receivable and unbilled revenue, net of allowance of $1,330 and $1,674
at January 2, 2015 and December 27, 2013, respectively	37,421	34,011
Deferred tax asset, net	2,828	5,130
Prepaid expenses and other current assets	2,199	2,283
Total current assets	57,056	59,623
Restricted cash	—	354
Property and equipment, net	13,753	13,019
Other assets	6,548	1,039
Goodwill, net	75,429	76,283
Total assets	$152,786	150,318
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,909	$8,080
Accrued expenses and other liabilities	30,901	25,646
Total current liabilities	38,810	33,726
Non-current deferred tax liability, net	5,925	4,387
Long-term debt	18,263	19,029
Total liabilities	62,998	57,142
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,203,395 and 52,143,103
shares issued at January 2, 2015 and December 27, 2013, respectively	53	52
Additional paid-in capital	264,912	261,861
Treasury stock, at cost, 23,989,776 and 22,189,409 shares at January 2, 2015 and
December 27, 2013, respectively	(91,335)	(80,406)
Accumulated deficit	(77,677)	(83,880)
Accumulated other comprehensive loss	(6,165)	(4,451)
Total shareholders' equity	89,788	93,176
Total liabilities and shareholders' equity	$152,786	$150,318

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Revenue:
Revenue before reimbursements	$213,519	$200,391	$199,749
Reimbursements	23,218	23,439	22,987
Total revenue	236,737	223,830	222,736
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $3,556, $3,284 and $2,990 of stock compensation
expense in 2014, 2013 and 2012, respectively)	138,958	130,456	125,912
Reimbursable expenses	23,218	23,439	22,987
Total cost of service	162,176	153,895	148,899
Selling, general and administrative costs
(includes $2,814, $2,835 and $2,524 of stock compensation
expense in 2014, 2013 and 2012, respectively)	61,386	54,208	56,997
Bargain purchase gain from acquisition	(3,015)	—	—
Restructuring cost (benefit)	3,604	—	(211)
Total costs and operating expenses	224,151	208,103	205,685
Operating income	12,586	15,727	17,051
Other income (expense):
Interest income	6	7	20
Interest expense	(626)	(472)	(630)
Income from continuing operations before income taxes	11,966	15,262	16,441
Income tax expense (benefit)	2,255	6,398	(478)
Income from continuing operations	9,711	8,864	16,919
Loss from discontinued operations	—	(135)	(222)
Net income	$9,711	$8,729	$16,697
Basic net income per common share:
Income per common share from continuing operations	$0.34	$0.29	$0.54
Loss per common share from discontinued operations	—	—	(0.01)
Net income per common share	$0.34	$0.29	$0.53
Diluted net income per common share:
Income per common share from continuing operations	$0.33	$0.28	$0.51
Loss per common share from discontinued operations	—	(0.01)	(0.01)
Net income per common share	$0.33	$0.27	$0.50
Weighted average common shares outstanding:
Basic	28,718	30,283	31,704
Diluted	29,881	32,116	33,511

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Net income	$9,711	$8,729	$16,697
Foreign currency translation adjustment	(1,714)	53	938
Total comprehensive income	$7,997	$8,782	$17,635

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 30, 2011	61,315	$61	$313,202	(21,171)	$(74,444)	$(103,129)	$(5,442)	$130,248
Issuance of common stock	1,921	2	231	—	—	—	—	233
Common stock purchased through
Tender Offer	(11,000)	(11)	(55,576)	—	—	—	—	(55,587)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	5,278	—	—	—	—	5,278
Dividend payment	—	—	—	—	—	(3,081)	—	(3,081)
Net income	—	—	—	—	—	16,697	—	16,697
Foreign currency translation	—	—	—	—	—	—	938	938
Balance at December 28, 2012	52,236	$52	$263,135	(21,171)	$(74,444)	$(89,513)	$(4,504)	$94,726
Issuance of common stock	890	1	(95)	—	—	—	—	(94)
Treasury stock purchased	—	—	—	(1,018)	(5,962)	—	—	(5,962)
Common stock purchased through
Tender Offer	(983)	(1)	(7,169)	—	—	—	—	(7,170)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	5,990	—	—	—	—	5,990
Dividend payment	—	—	—	—	—	(3,096)	—	(3,096)
Net income	—	—	—	—	—	8,729	—	8,729
Foreign currency translation	—	—	—	—	—	—	53	53
Balance at December 27, 2013	52,143	$52	$261,861	(22,189)	$(80,406)	$(83,880)	$(4,451)	$93,176
Issuance of common stock	1,060	1	(1,837)	—	—	—	—	(1,836)
Treasury stock purchased	—	—	—	(1,800)	(10,929)	—	—	(10,929)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	4,888	—	—	—	—	4,888
Dividend payment	—	—	—	—	—	(3,508)	—	(3,508)
Net income	—	—	—	—	—	9,711	—	9,711
Foreign currency translation	—	—	—	—	—	—	(1,714)	(1,714)
Balance at January 2, 2015	53,203	$53	$264,912	(23,989)	$(91,335)	$(77,677)	$(6,165)	$89,788

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Cash flows from operating activities:
Net income	$9,711	$8,729	$16,697
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	2,357	1,883	2,080
Amortization expense	2,212	602	547
Amortization of debt issuance costs	95	96	82
Provision for doubtful accounts	785	742	657
Loss (gain) on foreign currency transaction	8	(4)	187
Restructuring costs (benefit)	3,604	—	(211)
Non-cash stock compensation expense	6,370	6,119	5,522
Bargain purchase gain from acquisition	(3,015)	—	—
Deferred income tax expense (benefit)	1,949	5,705	(1,191)
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable and unbilled revenue	(2,848)	1,841	(2,317)
Decrease in prepaid expenses and other assets	42	514	95
(Decrease) increase in accounts payable	(171)	369	278
Decrease in accrued expenses and other liabilities	(5,087)	(2,337)	(2,074)
Net cash provided by operating activities	16,012	24,259	20,352
Cash flows from investing activities:
Purchases of property and equipment	(3,097)	(2,068)	(3,252)
Cash consideration paid for acquisition	(2,877)	—	—
Cash acquired in acquisition	522	—	—
Decrease in restricted cash	354	329	202
Net cash used in investing activities	(5,098)	(1,739)	(3,050)
Cash flows from financing activities:
Debt proceeds	10,500	11,002	40,000
Payment of debt proceeds	(11,487)	(16,974)	(15,000)
Debt issuance costs	(22)	(129)	(482)
Dividends paid	(3,508)	(3,096)	(3,081)
Proceeds from issuance of common stock	937	1,080	752
Repurchases of common stock	(10,955)	(13,132)	(55,587)
Net cash used in financing activities	(14,535)	(21,249)	(33,398)
Effect of exchange rate on cash	30	22	66
Net (decrease) increase in cash and cash equivalents	(3,591)	1,293	(16,030)
Cash and cash equivalents at beginning of year	18,199	16,906	32,936
Cash and cash equivalents at end of year	$14,608	$18,199	$16,906
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$893	$684	$230
Cash paid for interest	$538	$338	$547

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

The Hackett Group, Inc. (“Hackett,” or the “Company”) is a global strategic advisory firm and a leader in best practice advisory, benchmarking, and transformation consulting services, including shared services, offshoring and outsourcing advice.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2014, 2013 and 2012 ended on January 2, 2015, December 27, 2013 and December, 28, 2012, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Restricted cash in 2013 and 2012 related to future employee compensation agreements. As of January 2, 2015, the Company did not have any restricted cash balances.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivable. Management also critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend program in the amount of $0.10 per share. In 2014, the Company’s Board of Directors approved an increase in the dividend payment from $0.10 per share to $0.12 per share. Subsequent to fiscal 2014, the Company’s Board of Directors approved a semi-annual dividend program and an increase in the dividend to $0.14 per share.  The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A bargain purchase gain on an acquisition occurs when the net of the estimated fair value of the assets acquired and liabilities assumed exceeds the consideration paid.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP and SAP Application Maintenance and Support (“AMS”), Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

During the year ended December 27, 2013, the Company exited its Oracle ERP implementation business practice and as a result allocated $0.2 million of related goodwill to this transaction. The Oracle ERP implementation business is separate and distinct from the Company's Oracle EPM business and was included in the Hackett Technology Solutions reporting unit.

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2014 and 2013 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at December 28, 2012	$44,887	$31,333	$76,220
Allocation of goodwill related to discontinued operations	—	(199)	(199)
Foreign currency translation adjustment	262	—	262
Balance at December 27, 2013	45,149	31,134	76,283
Foreign currency translation adjustment	(854)	—	(854)
Balance at January 2, 2015	$44,295	$31,134	$75,429

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	January 2,	December 27,
	2015	2013
Gross carrying amount	$22,448	$14,699
Accumulated amortization	(16,472)	(14,260)
Foreign currency translation adjustment	33	6
	$6,009	$445

All of the Company’s intangible assets are expected to be fully amortized by the end of 2018.  The estimated future amortization expense of intangible assets as of January 2, 2015 is as follows: $2.2 million in 2015,  $1.2 million in 2016,  $1.3 million in 2017 and $1.3 million in 2018. See Note 16 for further discussion.

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

Revenue for contracts with multiple elements is allocated based on the respective selling price of the individual elements and is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

Unbilled revenue represents revenue for services performed that have not been invoiced. If the Company does not accurately estimate the scope of the work to be performed, or does not manage its projects properly within the planned periods of time, or does not meet clients’ expectations under the contracts, then future consulting margins may be negatively affected or losses on existing contracts may need to be recognized. Any such reductions in margins or contract losses could be material to the Company’s results of operations.

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

Restructuring Reserves

Restructuring reserves reflect judgments and estimates of the Company’s ultimate costs of severance, closure and consolidation of facilities and settlement of contractual obligations under its operating leases, including sublease rental rates, absorption period to sublease space and other related costs. The Company reassesses the reserve requirements to complete each individual plan under the restructuring programs at the end of each reporting period. If these estimates change in the future or actual results differ from the Company’s estimates, additional charges may be required.

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Basic weighted average common shares outstanding	28,718,263	30,283,298	31,703,544
Effect of dilutive securities:
Unvested restricted stock units and common stock subject
to vesting requirements issued to employees	1,152,974	1,809,565	1,765,351
Common stock issuable upon the exercise of stock options	9,765	22,802	41,817
Dilutive weighted average common shares outstanding	29,881,002	32,115,665	33,510,712

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (Continued)

There were 0.3 million, 0.8 million, and 3.9 million shares of awards granted excluded from the above reconciliation for the years ended 2014, 2013, and 2012, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share. The decrease in 2013 of anti-dilutive shares is due to the issuance of performance-based options granted during the quarter ended March 30, 2012, which were surrendered and replaced with SARs in 2013. See Note 11 for further detail.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of January 2, 2015 and December 27, 2013, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2014,  2013 and 2012 no customer accounted for more than 5% of total revenue.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

As of January 2, 2015 and December 27, 2013, the carrying value of cash and cash equivalents, restricted cash, accounts receivable and unbilled revenue, accounts payable, leases and accrued expenses and other liabilities, with the exception of debt, approximated the respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	January 2,	December 27,
	2015	2013
Accounts receivable	$28,154	$27,147
Unbilled revenue	10,597	8,538
Allowance for doubtful accounts	(1,330)	(1,674)
	$37,421	$34,011

Accounts receivable as of January 2, 2015 and December 27, 2013, is net of uncollected advanced billings. Unbilled revenue as of January 2, 2015 and December 27, 2013 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4.  Property and Equipment, net

	January 2,	December 27,
	2015	2013
Equipment	$6,044	$4,814
Software	21,604	19,815
Leasehold improvements	454	518
Furniture and fixtures	498	609
	28,600	25,756
Less accumulated depreciation	(14,847)	(12,737)
	$13,753	$13,019

Depreciation expense for the years ended January 2, 2015, December 27, 2013 and December 28, 2012, was $2.4 million, $1.9 million, and $2.1 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Restricted Cash

As of December 27, 2013, the Company had $0.4 million on deposit with financial institutions that served as collateral for amounts related to certain employee compensation agreements. As of January 2, 2015, the Company did not have any restricted cash balances.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 2,	December 27,
	2015	2013
Accrued compensation and benefits	$3,266	$5,163
Accrued bonuses	7,682	5,899
Accrued restructuring related expenses	270	134
Deferred revenue	8,896	8,345
Accrued Technolab earnout liability	3,440	—
Accrued sales, use, franchise and VAT tax	1,977	1,393
Other accrued expenses	5,370	4,712
Total accrued expenses and other liabilities	$30,901	$25,646

7. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2022. Rent expense, net of subleases, for the years ended January 2, 2015, December 27, 2013 and December 28, 2012 was $2.2 million, $1.9 million and $2.1 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of January 2, 2015, are as follows (in thousands):

Rental
Payments
2015	$1,933
2016	1,846
2017	1,226
2018	969
2019	902
Thereafter	1,151
Total	$8,027

8. Restructuring Costs

During 2014, the Company recorded restructuring costs of $3.6 million, primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of the continued decline in demand in the Company’s European markets. The Company effected these changes to reduce its costs to better align the overall cost structure and organization with anticipated demand for the Company services.

As of January 2, 2015,  the Company had $0.3 million remaining in commitments relating to employee severance costs and down-sizing of office leases.  As of December 27, 2013, the remaining restructuring reserves related to early vendor termination fees.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and	Exit, Closure
	Other	and
	Employee	Consolidation
	Costs	of Facilities	Total
Accrual balance at December 28, 2012	$—	$246	$246
2013 expenditures	—	(112)	(112)
Accrual balance at December 27, 2013	$—	$134	$134
2014 additions	3,534	70	3,604
2014 expenditures	(3,313)	(155)	(3,468)
Accrual balance at January 2, 2015	$221	$49	$270

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Credit Facility

On February 21, 2012, the Company entered into a credit agreement with Bank of America, N.A. Under the credit agreement, Bank of America, N.A. agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $30.0 million pursuant to a term loan (the “Term Loan,” and together with the Revolver, the “Credit Facility”).

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a tender offer for shares of its common stock completed in October 2013. See Note 12 for further detail. The Credit Agreement was amended and restated to:

•	provide for up to additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Amended Credit Facility") and
•	extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement.

As of January 2, 2015 the Company had $18.3 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver. As of December 27, 2013, the Company had $19.0 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver.

The obligations of the Company under the Amended Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Amended Credit Facility will be at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. As of January 2, 2015, the interest rate per annum was 1.92%. The applicable margin percentage is based on the consolidated leverage ratio. As of January 2, 2015, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 1.00% per annum, in the case of base rate advances.

The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

In connection with the Credit Facility, the Company incurred $0.6 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the consolidated balance sheet.

The Revolver matures on August 27, 2018, whereas the Amended Term Loan requires amortization of principal in equal quarterly payment installments from December 31, 2013 through August 27, 2018. As of January 2, 2015, the Company had prepaid $6.6 million of the Amended Term Loan mandatory principal amortization and did not have an outstanding balance on its Revover.  The future schedule of annual amortization of principal is as follows (in thousands):

Principal
Amortization
Payments
2015	$—
2016	4,981
2017	6,641
2018	6,641
Total	$18,263

10. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2010 and all significant state, local and foreign matters have been concluded for years through 2010.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (Continued)

The components of income before income taxes are as follows (in thousands):

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Domestic	$6,549	$15,823	$15,269
Foreign	5,417	(696)	950
Income before income taxes	$11,966	$15,127	$16,219

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Current tax expense (benefit)
Federal	$155	$10	$(314)
State	131	530	961
Foreign	132	103	66
	418	643	713
Deferred tax expense (benefit)
Federal	200	6,450	4,532
State	(238)	394	(3,587)
Foreign	1,875	(1,089)	(2,136)
	1,837	5,755	(1,191)
Income tax expense (benefit)	$2,255	$6,398	$(478)

The income tax benefits in 2012 included the release of valuation allowance of $6.7 million.

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
U.S statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	(0.6)	4.0	8.0
Valuation reduction	(1.0)	(0.5)	(47.7)
Meals and entertainment	2.0	1.7	1.5
Foreign rate differential	(10.6)	1.0	(0.2)
Bargain purchase gain	(8.7)	—	—
Foreign exchange loss	0.1	0.4	0.1
Other, net	2.6	0.7	0.3
Effective tax rate	18.8%	42.3%	(3.0)%

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (Continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	January 2,	December 27,
	2015	2013
Deferred income tax assets:
Allowance for doubtful accounts	$518	$661
Net operating loss and tax credits carryforward	9,283	12,855
Accrued expenses and other liabilities	3,160	3,967
	12,961	17,483
Valuation allowance	(1,452)	(1,569)
	11,509	15,914
Deferred income tax liabilities:
Depreciation	(4,628)	(4,614)
Tax over book amortization on goodwill and intangibles	(9,872)	(10,546)
Other items	(106)	(11)
	(14,606)	(15,171)
Net deferred income tax asset (liability)	$(3,097)	$743

As of January 2, 2015 the Company had $12.0 million of U.S. federal net operating loss carryforwards available for tax purposes, primarily resulting from a worthless stock deduction taken in 2002, most of which will expire by 2022 if not utilized. As of January 2, 2015, the Company had $3.1 million of U.S. state net operating loss carryforwards. Additionally, at January 2, 2015, the Company had $11.7 million of foreign net operating loss carryforwards, of which $5.5 million related to operations in the U.K., $1.3 million related to operations in France and $0.6 million related to operations in Germany. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At January 2, 2015 and December 27, 2013, the Company had a valuation allowance of $1.5 million and $1.6 million to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

The undistributed earnings in foreign subsidiaries of approximately $2.0 million are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which it operates. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended January 2, 2015 and December 27, 2013 the total amount of accrued income tax-related interest and penalties was $357 thousand and $226 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the twelve months ended January 2, 2015 and December 27, 2013 (in thousands):

	Year Ended
	January 2,	December 27,
	2015	2013
Beginning balance	$716	$1,015
Additions based on tax positions	76	—
Reduction for prior year tax deductions	—	(299)
Ending balance	$792	$716

As of January 2, 2015 and December 27, 2013, the ASC 740-10 liability of $0.8 million and $0.7 million, respectively, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (Continued)

consolidated balance sheets. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of January 2, 2015 and December 27, 2013 would have a favorable impact on the effective tax rate in future periods.

11. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the year ended January 2, 2015 was $6.4 million. The number of shares available for future issuance under the Company's stock plans as of January 2, 2015 were 1,726,938. The Company issues new shares as shares are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (Continued)

Stock option activity under the Company’s stock option plans for the year ended January 2, 2015 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 27, 2013	366,714	$4.39
Exercised	(8,750)	4.04
Forfeited or expired	(60,297)	6.35
Outstanding as of January 2, 2015	297,667	$4.00	6.79	$1,399,979
Exercisable at January 2, 2015	17,667	$3.96	0.44	$83,798

A summary of the Company’s stock option activity for the years ended December 27, 2013 and December 28, 2012 was as follows:

	December 27, 2013		December 28, 2012
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,898,864	$4.34	867,375	$5.53
Granted (1)	—	—	3,196,563	4.00
Exercised	(109,683)	4.29	(76,986)	2.53
Forfeited or expired (1)	(3,422,467)	4.33	(88,088)	5.46
Outstanding at end of year	366,714	$4.39	3,898,864	$4.34
Exercisable at end of year	86,714	$5.63	702,301	$5.86

(1)

Includes 2,916,563 of unvested performance-based stock options granted in 2012 and subsequently surrendered and replaced with SARs in 2013 and 470,000 vested stock options surrendered in 2013 and replaced with SARs. See SARs discussion below.

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

Other information pertaining to stock option activity during the years ended January 2, 2015, December 27, 2013 and December 28, 2012 was as follows (in thousands):

	Year Ended
	January 2, 2015	December 27, 2013	December 28, 2012
Total intrinsic value of stock options exercised	$36	$163	$177

The following table summarizes information about the Company’s stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.00	297,667	6.79	$4.00	17,667	$3.96

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

In addition, 470,000 vested stock options were surrendered and replaced with SARs with an extended life during 2013.  Subsequently, in 2014, the extended life of the SARS was rescinded and the SARS expired unexercised.

SAR activity for the year ended January 2, 2015 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of December 27, 2013	3,386,563	$4.31	$0.99
Expired	(470,000)	6.25	1.23
Outstanding as of January 2, 2015	2,916,563	$4.00	$0.96
Exercisable at January 2, 2015	—	$—	$—

The following assumptions were used to determine the fair value of the SARs granted to employees in 2013:

Expected volatility	43%
Risk-free rate	0.35%
Expected term (in years)	2

As of January 2, 2015,  100% of total outstanding options and SARs were performance-based. The Company has recorded $0.5 million of compensation expense in 2014 and 2013 and $0.6 million in 2012, related to these options and SARs in accordance with ASC 718, "Stock Compensation".

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second,  third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended January 2, 2015, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 27, 2013	2,910,304	$4.17
Granted	914,233	6.00
Vested	(1,321,949)	3.95
Forfeited	(187,375)	6.51
Nonvested balance as of January 2, 2015	2,315,213	$5.41

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Based Compensation (Continued)

The Company recorded restricted stock units based compensation expense of $5.0 million, $4.8 million and $4.2 million in 2014, 2013 and 2012, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of January 2, 2015, there was $6.5 million of total restricted stock units compensation related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.94 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended January 2, 2015 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 27, 2013	177,647	$3.31
Granted	164,474	6.04
Vested	(77,647)	2.73
Nonvested balance as of January 2, 2015	264,474	$7.54

The Company recorded compensation expense of $0.9 million, $0.8 million and $0.7 million, during the years ended January 2, 2015, December 27, 2013 and December 28, 2012, respectively, related to common stock subject to vesting requirements. As of January 2, 2015, there was $1.0 million of total stock based compensation related to granted common stock subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 3.0 years.

Common stock subject to vesting requirements of $4.6 million will be issued in 2015 in relation to the equity portion of the Technolab earn-out.  These shares will be subject to a four year vesting period.  Compensation expense of $0.7 million was recorded in 2014 for these shares.

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

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2014, 2013 and 2012, 94,333 shares, 113,905 shares and 117,757 shares, respectively, were issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders’ Equity (Continued)

    Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $90.0 million of the Company’s common stock, thereby increasing the total program size to $95.0 million as of January 2, 2015.  As of January 2, 2015, the Company had effected cumulative purchases under the plan of $91.3 million, leaving $3.7 million available for future purchases.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offers.

During 2014 and 2013, the Company repurchased 1.8 million and 1.0 million shares of its common stock, respectively, at an average price per share of $6.07 and $5.86, respectively, for a total cost of $11.0 million and $6.0 million, respectively.  As of January 2, 2015 and December 27, 2013, the Company had repurchased 24.0 million and 22.2 million shares of its common stock, respectively, at an average price of $3.81 and $3.62 per share, respectively. As of January 2, 2015, the Company had $3.7 million available under the Company’s buyback program. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Dividends

On December 7, 2012, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intended to pay annual cash dividends on its common stock. In December 2014, the Board of Directors declared and paid annual cash dividends of $0.12 per common share, or a total of $3.5 million, to holders of the Company’s common stock. In December 2013 and 2012, the Board of Directors declared and paid annual cash dividends of $0.10 per common share, or a total of $3.1 million, to holders of the Company’s common stock. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit.

Subsequent to January 2, 2015, the Company’s Board of Directors announced that its annual dividend would increase $0.14 per common share and be paid semi-annually.

Shareholder Rights Plan

On February 13, 2004, the Company’s Board of Directors adopted a Shareholder Rights Plan. Under the Plan, a dividend of one preferred share purchase right (a “Right”) was declared for each share of common stock of the Company that was outstanding on February 26, 2004.

The Rights had certain anti-takeover effects, in that they would have caused substantial dilution to a person or group that attempted to acquire a significant interest in the Company on terms not approved by the Board of Directors. The Rights expired on February 13, 2014.

13. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2014,  2013 and 2012, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million for each of the fiscal years ended January 2, 2015, December 27, 2013 and December 28, 2012.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Transactions with Related Parties

There were no related party transactions in 2014, 2013 or 2012.

15. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

16. Acquisition

During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab"), an EPM AMS business.

Management's initial purchase consideration was $3.0 million in cash and $1.0 million in shares of the Company’s common stock, which are subject to vesting. In addition, the Sellers had the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.  The cash was not subject to vesting, however the stock was subject to service vesting.

During the fourth quarter of 2014, measurement period adjustments related to the Technolab acquisition were finalized. Also, during the fourth quarter of 2014,  $9.0 million of cash and equity which were previously accounted for as purchase consideration will now be reflected as compensation expense over the respective vesting period,  $4.3 million of which was reflected as compensation expense in 2014. This re-characterization of purchase consideration to compensation expense resulted in a bargain purchase gain of $3.0 million on the acquisition, a deferred tax liability of $1.9 million and intangible assets with definite lives of $7.7 million which will be amortized over periods ranging from 2 years to 5 years. The adjustments mentioned above are reflected in Note 18 for each of the 2014 fiscal quarters.

The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

Purchase Price
Allocation
Total consideration	$3,000
Allocation of purchase price
Cash	522
Accounts receivable	1,346
Total current assets acquired	1,868
Intangible assets	7,749
Total assets acquired	9,617

Accrued expenses and other liabilities	1,711
Deferred tax liability	1,891
Total liabilities acquired	3,602

Net assets identifiable assets	$6,015

Bargain purchase gain on acquisition	$3,015

The application of the acquisition method of accounting resulted in a bargain purchase gain of approximately $3.0 million.

Pro forma results of Technolab have not been presented as the acquisition closed at the beginning of 2014 and therefore, the full year results of Technolab are included in the Company’s consolidated financial results.  Technolab contributed total revenue of $10.3 million and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $3.3 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Acquisition (Continued)

The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the intangible assets acquired from Technolab as of January 2, 2015:

Category	Amount (in thousands)	Useful Life (in years)

Customer Base	$4,727	5
Trade Name	115	2
Customer Backlog	2,031	2
Non-Compete	876	5
	$7,749

17. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
Revenue:
North America	$190,050	$179,539	$173,650
International (primarily European countries)	46,687	44,291	49,086
Total revenue	$236,737	$223,830	$222,736

Long-lived assets are attributed to geographic areas as follows (in thousands):

	January 2,	December 27,	December 28,
	2015	2013	2012
Long-Lived Assets:
North America	$80,152	$74,095	$74,407
International (primarily European countries)	15,578	16,246	16,270
Total long-lived assets	$95,730	$90,341	$90,677

As of January 2, 2015, December 27, 2013 and December 28, 2012, foreign assets included $15.0 million, $15.8 million and $15.6 million, respectively, of goodwill related to the REL and Archstone acquisitions.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The ERP Solutions group encompasses SAP ERP (in thousands):

	Year Ended
	January 2,	December 27,	December 28,
	2015	2013	2012
The Hackett Group	$196,145	$184,112	$187,787
ERP Solutions	40,592	39,718	34,949
Total revenue	$236,737	$223,830	$222,736

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended January 2, 2015 and December 27, 2013 (in thousands, except per share data):

	Quarter Ended (1)
	March 28, 2014	June 27, 2014	September 26, 2014	January 2, 2015
Total revenue	$54,905	$61,052	$60,437	$60,343
Operating income (loss) (2)(3)	$(1,680)	$5,026	$5,059	$4,181
Income (loss) from continuing operations (2)(3)	$(2,046)	$3,475	$3,591	$4,691
Income (loss) from discontinued operations (4)	$—	$—	$—	$—
Net income (loss) (2)(3)	$(2,046)	$3,475	$3,591	$4,691

Basic net income (loss) per common share:
Income (loss) per common share from continuing operations	$(0.07)	$0.12	$0.13	$0.17
Income (loss) per common share from discontinued operations(4)	—	—	—	—
Net income (loss) per common share	$(0.07)	$0.12	$0.13	$0.17

Diluted net income (loss) per common share:
Income (loss) per common share from continuing operations	$(0.07)	$0.12	$0.12	$0.16
Income (loss) per common share from discontinued operations(4)	—	—	—	—
Net income (loss) per common share	$(0.07)	$0.12	$0.12	$0.16

	Quarter Ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013
Total revenue	$54,349	$58,961	$57,916	$52,604
Operating income	$3,529	$5,085	$4,717	$2,396
Income from continuing operations	$2,029	$2,930	$2,699	$1,206
Income (loss) from discontinued operations	$(71)	$—	$(64)	$—
Net income (5)	$1,958	$2,930	$2,635	$1,206

Basic net income per common share:
Income per common share from continuing operations	$0.06	$0.10	$0.09	$0.04
Income (loss) per common share from discontinued operations	—	—	—	—
Net income per common share	$0.06	$0.10	$0.09	$0.04

Diluted net income per common share:
Income per common share from continuing operations	$0.07	$0.09	$0.08	$0.04
Income (loss) per common share from discontinued operations	(0.01)	—	—	—
Net income per common share	$0.06	$0.09	$0.08	$0.04

(1)

The fiscal 2014 quarters presented above, are as previously reported. See table below which restates the 2014 Statement of Operations by quarter for the impact of the Technolab EPM AMS acquisition-related purchase consideration reflected as compensation expense, as well as other acquisition-related adjustments recorded in the fourth quarter of 2014, as mentioned in Note 16.

(2)	The fiscal quarter ended March 28, 2014, includes restructuring costs of $3.6 million.
(3)	The fiscal quarter ended January 2, 2015, includes a bargain purchase gain from the acquisition of the Technolab EPM AMS of $3.0 million.
(4)	There were no discontinued operations in fiscal year 2014.
(5)

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the restated 2014 Statement of Operations by quarter for the impact of the acquisition-related purchase consideration reflected as compensation expense, as well as other acquisition-related adjustments recorded in the fourth quarter of 2014 as discussed in Note 16 (in thousands, except per share amounts):

	Quarter Ended
	March 28, 2014	June 27, 2014	September 27, 2014	January 2, 2015
	(unaudited)
Revenue:
Revenue before reimbursements	$49,418	$55,000	$54,550	$54,551
Reimbursements	5,487	6,052	5,887	5,792
Total revenue	54,905	61,052	60,437	60,343

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (1)
(includes $686, $999, $842 and $1,029 of stock
compensation expense in Q1, Q2, Q3 and Q4 2014)	34,184	35,427	35,142	34,205
Reimbursable expenses	5,487	6,052	5,887	5,792
Total cost of service	39,671	41,479	41,029	39,997
Selling, general and administrative costs (2)
(includes $653, $691, $814 and $656 of stock
compensation expense in Q1, Q2, Q3 and Q4 2014)	14,235	15,607	15,422	16,122
Bargain purchase gain from acquisition (1) (2)	(3,015)	-	-	-
Restructuring costs	3,604	-	-	-
Total costs and operating expenses	54,495	57,086	56,451	56,119
Income from operations	410	3,966	3,986	4,224
Other income (expense):
Interest income	1	1	2	2
Interest expense	(124)	(166)	(173)	(163)
Income from continuing operations before income taxes	287	3,801	3,815	4,063
Income tax (benefit) expense (3)	(118)	973	879	521
Net income	$405	$2,828	$2,936	$3,542

Basic net income per common share	$0.01	$0.10	$0.10	$0.13
Weighted average common shares outstanding	29,120	28,939	28,558	28,257

Diluted net income per common share	$0.01	$0.10	$0.10	$0.12
Diluted	29,869	29,984	29,800	29,871

(1) The cost of service adjustments reflect the re-charaterization of cash and equity which were previously accounted for as purchase consideration and are now reflected as compensation expense. These adjustments contributed to a bargain purchase gain from the Technolab acquisition.

(2) The selling, general and administrative costs reflect adjustmens related to the acquired intangible assets and amortization expense of those assets.
These adjustments contributed to a bargain purchase from the Technolab acquisition.

(3) The income tax expense (benefit) reflect adjustments related to the Technolab acquisition which were finalized and re-characterized in the fourth quarter of 2014.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JANUARY 2, 2015, DECEMBER 27, 2013, AND DECEMBER 28, 2012

(in thousands)

	Balance at
	Beginning	Charge to		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended January 2, 2015	$1,674	785	(1,129)	$1,330
Year Ended December 27, 2013	$1,251	742	(319)	$1,674
Year Ended December 28, 2012	$799	657	(205)	$1,251

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended January 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended January 2, 2015.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of January 2, 2015 and has expressed an adverse opinion thereon, specifically as it relates to accounting for business combinations.  We would like to elaborate on the weakness identified by our auditors:

During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab International Corporation (“Technolab”).  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting, with the ability to earn up to $8.0 million in a combination of stock, subject to service vesting, and cash, not subject to service vesting, based on a one year profitability based earn out.  Subsequent to year end, the amounts paid to the Seller at closing in stock, subject to service vesting, as well as the amounts earned as part of the earn out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, which were originally treated as purchase consideration were adjusted and accounted for as compensation expense. These adjustments were recorded in the fourth quarter of 2014 and resulted in an increase in compensation expense of $4.3 million, an increase in amortization of intangibles of $0.5 million and a related tax benefit of benefit of $2.1 million offset by a bargain purchase gain of $3.0 million.  These adjustments did not have a material impact on our year end GAAP results.

After these adjustments, of the total $12.0 million of Technolab purchase consideration, the Company reflected $3.0 million as purchase consideration and will reflect $9.0 million as compensation expense, of which $4.3 million was recognized in 2014.  These adjustments resulted in the bargain purchase gain reflected in our financial statements.

No issues were raised by our external auditors during their initial review of the transaction during their first quarter review of the acquisition.  However, that position changed subsequent to year end during the course of their annual audit.  Correspondingly, we do not believe that the weakness identified rises to the level of a material weakness as identified by our external auditors and expressed in their opinion.  However, consistent with the recommendation of our auditors, we will consider retaining additional third party support for future acquisitions in order to prevent potential differences in the accounting for business combinations.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited The Hackett Group, Inc.’s internal control over financial reporting as of January 2, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness that has not been identified as a material weakness in management’s assessment: Management did not design and maintain controls to analyze and record appropriate adjustments related to accounting for Business Combinations. This material weakness resulted in audit adjustments the Company recorded in the fourth quarter as well as additional disclosures in the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 18, 2015 on those consolidated financial statements.

In our opinion, The Hackett Group, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of January 2, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hackett Group, Inc. as of January 2, 2015 and December 27, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2015 and our report dated March 18, 2015 expressed an unqualified opinion thereon.

Miami, Florida	/s/ BDO USA, LLP
March 18, 2015	Certified Public Accountants

ITEM 9B.    OTHER INFORMATION

Subsequent to the filing of the Form-8K on February 24, 2015, management recorded an additional adjustment related to the acquisition of Technolab which re-characterized the cash related to the earn-out, without vesting conditions, to compensation expense.  The impact of these adjustments resulted in an increase in compensation expense and bargain purchase gain with an offsetting decrease to the tax provision.

	Quarter Ended January 2, 2015			Twelve Months Ended January 2, 1015
		Purchase			Purchase
		Consideration			Consideration
	Per Form 8-K	Reflected as Compensation	Revised Per Form 10-K	Per Form 8-K	Reflected as Compensation	Revised Per Form 10-K
	(unaudited)
Revenue:
Revenue before reimbursements	$54,551	$-	$54,551	$213,519	$-	$213,519
Reimbursements	5,792	-	5,792	23,218	-	23,218
Total revenue	60,343	-	60,343	236,737	-	236,737

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (1)
(includes $1,528 and $3,556 of stock compensation expense
in the quarter and year end, respectively) (3)	33,844	3,440	37,284	135,518	3,440	138,958
Reimbursable expenses	5,792	-	5,792	23,218	-	23,218
Total cost of service	39,636	3,440	43,076	158,736	3,440	162,176

Selling, general and administrative costs (2)
(includes $656 and $2,814 of stock compensation expense
in the quarter and year end, respectively)	16,309	(208)	16,101	61,594	(208)	61,386
Bargain purchase gain from acquisition	(1,847)	(1,168)	(3,015)	(1,847)	(1,168)	(3,015)
Restructuring costs	-	-	-	3,604	-	3,604
Total costs and operating expenses	54,098	2,064	56,162	222,087	2,064	224,151
Income from operations	6,245	(2,064)	4,181	14,650	(2,064)	12,586
Other income (expense):
Interest income	2	-	2	6	-	6
Interest expense	(163)	-	(163)	(626)	-	(626)
Income from continuing operations before income taxes	6,084	(2,064)	4,020	14,030	(2,064)	11,966
Income tax expense (benefit)	1,391	(2,062)	(671)	4,317	(2,062)	2,255
Net income	$4,693	$(2)	$4,691	$9,713	$(2)	$9,711

Basic net income per common share	$0.17	$-	$0.17	$0.34	$-	$0.34
Weighted average common shares outstanding	28,257	28,257	28,257	28,718	28,718	28,718

Diluted net income per common share	$0.16	$-	$0.16	$0.33	$-	$0.33
Diluted	29,871	29,871	29,871	29,881	29,881	29,881

Pro forma data:
Income from continuing operations before income taxes	$6,084	$(2,064)	$4,020	$14,030	$(2,064)	$11,966
Bargain purchase gain from acquisition	(1,847)	(1,168)	(3,015)	(1,847)	(1,168)	(3,015)
Performance-related stock compensation expense	1,409	-	1,409	5,470	-	5,470
Acquisition-related stock compensation expense	775	-	775	900	-	900
Acquisition purchase consideration reflected as compensation	-	3,440	3,440	-	3,440	3,440
Acquisition-related costs	-	-	-	120	-	120
Restructuring costs	-	-	-	3,604	-	3,604
Amortization of intangible assets	720	(208)	512	2,420	(208)	2,212
Pro forma income before income taxes	7,141	-	7,141	24,697	-	24,697
Pro forma income tax expense	2,142	-	2,142	7,847	-	7,847
Pro forma net income	$4,999	$-	$4,999	$16,850	$-	$16,850

Pro forma basic net income per common share	$0.18	$-	$0.18	$0.59	$-	$0.59
Weighted average common shares outstanding	28,257	28,257	28,257	28,718	28,718	28,718

Pro forma diluted net income per common share	$0.17	$-	$0.17	$0.56	$-	$0.56
Weighted average common and common equivalent shares
outstanding	29,871	29,871	29,871	29,881	29,881	29,881

(1) Cost of sales in the Form 8-K included an additional $713 thousand of non-cash compensation expense in the quarter ended January 2, 2015. This cost was originally accounted for as purchase consideration and relates to the full year 2014.

(2) Selling, general and administrative costs in the Form 8-K included an addional $745 thousand of amortization expense for the quarter ended January 2, 2015. These costs related to the full year 2014.

(3) Additional cash consideration, reflected as compensation expense subsequent to issuance of the Form 8-K, which impacted the bargain purchase gain on acquisition, amortization expense and income taxes.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM  11.EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 58

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 18, 2015.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 18, 2015
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 18, 2015
David N. Dungan

/s/ Terence M. Graunke	Director	March 18, 2015
Terence M. Graunke

/s/ Richard Hamlin	Director	March 18, 2015
Richard Hamlin

/s/ John R. Harris	Director	March 18, 2015
John R. Harris

/s/ Edwin A. Huston	Director	March 18, 2015
Edwin A. Huston

/s/ Alan T. G. Wix	Director	March 18, 2015
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.2	Amended and Restated Bylaws of the Registrant, as amended.
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
10.21

Credit Agreement dated February 21, 2012, and amended on August 27, 2013 and March 18, 2015, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 8-K dated February 23, 2012).

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