Form 10-Q
period 2015-04-03
HACKETT GROUP, INC.
filed 2015-05-13
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

As of May 7, 2015,  there were 29,696,698 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 3,	January 2,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,820	$14,608
Accounts receivable and unbilled revenue, net of allowance of $1,251 and $1,330 at
April 3, 2015 and January 2, 2015, respectively	42,236	37,421
Deferred tax asset, net	2,495	2,828
Prepaid expenses and other current assets	2,294	2,199
Total current assets	57,845	57,056

Property and equipment, net	13,804	13,753
Other assets	5,966	6,548
Goodwill, net	74,658	75,429
Total assets	$152,273	$152,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,422	$7,909
Accrued expenses and other liabilities	31,331	30,901
Current portion of long-term debt	1,661	-
Total current liabilities	38,414	38,810
Long-term deferred tax liability, net	7,056	5,925
Long-term debt	16,602	18,263
Total liabilities	62,072	62,998

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 53,811,051 and 53,203,395
shares issued at April 3, 2015 and January 2, 2015, respectively	53	53
Additional paid-in capital	264,308	264,912
Treasury stock, at cost, 24,064,835 and 23,989,776 shares April 3, 2015 and
January 2, 2015, respectively	(91,988)	(91,335)
Accumulated deficit	(74,672)	(77,677)
Accumulated comprehensive loss	(7,500)	(6,165)
Total shareholders' equity	90,201	89,788
Total liabilities and shareholders' equity	$152,273	$152,786

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 3,	March 28,
	2015	2014
Revenue:
Revenue before reimbursements	$54,905	$49,418
Reimbursements	6,069	5,487
Total revenue	60,974	54,905
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,309 and $686 of stock compensation expense in the quarters ended April 3, 2015
and March 28, 2014, respectively)	34,946	34,184
Reimbursable expenses	6,069	5,487
Total cost of service	41,015	39,671
Selling, general and administrative costs (includes $515 and $653 of stock compensation expense in the quarters ended April 3, 2015 and
March 28, 2014, respectively)	15,324	14,235
Bargain purchase gain from acquisition	—	(3,015)
Restructuring costs	—	3,604
Total costs and operating expenses	56,339	54,495
Income from operations	4,635	410

Other income (expense):
Interest income	2	1
Interest expense	(140)	(124)
Income from operations before income taxes	4,497	287
Income tax expense (benefit)	1,492	(118)
Net income	$3,005	$405

Basic net income per common share:
Income per common share from operations	$0.11	$0.01
Weighted average common shares outstanding	28,552	29,120

Diluted net income per common share:
Income per common share from operations	$0.10	$0.01
Weighted average common and common equivalent shares outstanding	29,917	29,869

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	April 3,	March 28,
	2015	2014
Net income	$3,005	$405
Foreign currency translation adjustment	(1,336)	379
Total comprehensive income	$1,669	$784

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 3,	March 28,
	2015	2014
Cash flows from operating activities:
Net income	$3,005	$405
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	612	654
Amortization expense	547	551
Amortization of debt issuance costs	14	23
Non-cash compensation expense	1,825	1,339
Bargain purchase gain from acquisition	—	(3,015)
Restructuring costs	—	3,604
Provision for doubtful accounts	159	253
Loss on foreign currency translation	206	46
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(5,136)	(1,262)
Increase in prepaid expenses and other assets	(74)	(392)
Decrease in accounts payable	(2,487)	(3,038)
Decrease in accrued expenses and other liabilities	(1,076)	(7,155)
Net cash used in operating activities	(2,405)	(7,987)

Cash flows from investing activities:
Purchases of property and equipment	(725)	(443)
Cash consideration paid for acquisition	—	(2,700)
Cash acquired in acquisition of business	—	522
Increase in restricted cash	—	(300)
Net cash used in investing activities	(725)	(2,921)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	254
Proceeds from borrowings	—	9,500
Repurchases of common stock	(653)	(4,363)
Net cash (used in) provided by financing activities	(653)	5,391

Effect of exchange rate on cash	(6)	12

Net decrease in cash and cash equivalents	(3,788)	(5,505)
Cash and cash equivalents at beginning of year	14,608	18,199
Cash and cash equivalents at end of period	$10,820	$12,694

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$164	$413
Cash paid for interest	$122	$107

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to Sellers of acquired business	$—	$1,000

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2015, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended April 3, 2015, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of April 3, 2015 and January 2, 2015, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	April 3,	March 28,
	2015	2014

Basic weighted average common shares outstanding	28,551,665	29,119,505

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	847,951	739,752
Common stock issuable upon the exercise of stock options	517,700	9,445
Dilutive weighted average common shares outstanding	29,917,316	29,868,702

Approximately 0.6 million and 0.4 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended April 3, 2015 and March 28, 2014, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	April 3,	January 2,
	2015	2015
Accounts receivable	$29,553	$28,154
Unbilled revenue	13,934	10,597
Allowance for doubtful accounts	(1,251)	(1,330)
Accounts receivable and unbilled revenue, net	$42,236	$37,421

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	April 3,	January 2
	2015	2015
Accrued compensation and benefits	$6,617	$3,266
Accrued bonuses	2,234	7,682
Accrued restructuring related expenses	156	270
Deferred revenue	11,813	8,896
Accrued sales, use, franchise and VAT tax	1,949	1,977
Acquisition-related contingent consideration	3,440	3,440
Other accrued expenses	5,122	5,370
Total accrued expenses and other liabilities	$31,331	$30,901

5. Restructuring Costs

The Company recorded restructuring costs of $3.6 million during the quarter ended March 28, 2014,  primarily for reductions in consultants and functional support personnel in Europe. These actions were taken as a result of the continued decline in demand in its European markets. The Company took steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services.  As of April 3, 2015, the Company had $0.2 million remaining in commitments primarily related to employee severance costs in Europe.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at January 2, 2015	$270
Accrual	-
Expenditures	(114)
Accrual balance at April 3, 2015	$156

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. The Credit Agreement was amended and restated to:

•

To provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of April 3, 2015, the Company had $18.3 million principal amount outstanding on the Amended Term loan and a zero balance outstanding on the Revolver.

•	To extend the maturity date on the Revolver and the Amended Term Loan to August 27, 2018, five years from the date of the amendment and restatement of the Credit Agreement.

The Amended Term Loan was used to finance the Company’s $6.9 million tender offer for its shares in October 2013.

The obligations of the Company under the Credit Facility are guaranteed by the active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement.  As of April 3, 2015, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

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

Management's purchase consideration was $3.0 million in cash upon closing.  In addition, at closing, the sellers were granted $1.0 million in shares which is being recorded as non-cash compensation over the service vesting period.  The sellers also had the ability to earn an additional $8.0 million in contingent consideration in cash and stock subject to an earn-out based on actual results achieved.  The cash was not subject to vesting, however the stock was subject to service vesting.  The entire cash portion of the earn-out was recorded as compensation expense in 2014 of which $0.9 million was recorded in the first quarter of 2014. The stock portion of the earn-out is being recorded as compensation expense over the service vesting period.

The purchase accounting resulted in a bargain purchase gain of $3.0 million on the acquisition and intangible assets with definite lives of $7.7 million which will be amortized over periods ranging from 2 years to 5 years.

8. Stock Based Compensation

During the quarter ended April 3, 2015, the Company issued 619,584 restricted stock units at a weighted average grant-date fair value of $7.93 per share. As of April 3, 2015, the Company had 2,144,774 restricted stock units outstanding at a weighted average grant-date fair value of $6.46 per share. As of April 3, 2015,  $10.6 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

During the quarter ended April 3, 2015, there were no shares of common stock subject to vesting requirements granted.  As of April 3, 2015, the Company had 264,474 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $7.54 per share. As of April 3, 2015,  $1.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.8 years.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Company’s Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $1.31. One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Each metric could be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

In March of 2013, these performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with performance-based SARs, equal to the number of options. The terms and conditions and the specific performance targets applicable to the SARs are the same as those applicable to the replaced options, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

Subsequent to year end 2014, in connection with the Company’s achievement of over 50% growth of pro-forma net earnings per share since fiscal 2011 base year and upon the approval of the Audit Committee’s review of the Company’s 2014 financial statements and Annual Report on Form 10-K, 50% of the outstanding SARs awards granted to the CEO and COO became vested.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders’ Equity

Share Repurchase Plan

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended April 3, 2015, the Company repurchased approximately 75 thousand shares of its common stock at an average price of $8.70 per share for a total cost of approximately $0.7 million.  As of April 3, 2015, the Company had approximately $3.0 million available under its share repurchase plan authorization. During the quarter ended March 28, 2014, the Company repurchased approximately 716 thousand shares of its common stock at an average price of $6.06 per share for a total cost of approximately $4.3 million.

10. Litigation

 The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Geographic and Group Information

 Revenue which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 3,	March 28,
	2015	2014
Revenue:
North America	$48,710	$45,488
International (primarily European countries)	12,264	9,417
Total revenue	$60,974	$54,905

Long-lived assets are attributable to the following geographic areas (in thousands):

	April 3,	January 2,
	2015	2015
Long-lived assets:
North America	$79,662	$80,152
International (primarily European countries)	14,766	15,578
Total long-lived assets	$94,428	$95,730

As of April 3, 2015 and January 2, 2015, foreign assets included $14.2 million and $15.0 million, respectively, of goodwill related to the REL and Archstone acquisitions.

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support.  The ERP Solutions service group encompasses SAP ERP Technology and SAP Maintenance (in thousands):

	Quarter Ended
	April 3,	March 28,
	2015	2014

The Hackett Group	$51,592	$46,133
ERP Solutions	9,382	8,772
Total revenue	$60,974	$54,905

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 2, 2015. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments. Only Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 11,000 benchmark studies over 21 years at over 3,500 of the world’s leading companies.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") and EPM Application Maintenance and Support ("AMS") groups. “ERP Solutions” encompasses our SAP ERP Technology and SAP Maintenance groups.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	April 3,		March 28,
	2015		2014
Revenue:
Revenue before reimbursements	$54,905	100.0%	$49,418	100.0%
Reimbursements	6,069		5,487
Total revenue	60,974		54,905

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	33,637	61.3%	32,638	66.0%
Non-cash stock compensation expense	1,035		615
Acquisition-related stock compensation expense	274		71
Acquisition consideration reflected
as compensation expense	—		860
Reimbursable expenses	6,069		5,487
Total cost of service	41,015		39,671

Selling, general and administrative costs	14,262	26.0%	12,911	26.1%
Non-cash stock compensation expense	515		653
Acquisition-related costs	—		120
Amortization of intangible assets	547		551
Total selling, general, and administrative expenses	15,324		14,235

Bargain purchase gain from acquisition	—		(3,015)
Restructuring expense	—		3,604
Total costs and operating expenses	56,339		54,495

Income from operations	4,635	8.4%	410	0.8%

Other expense:
Interest income	2		1
Interest expense	(140)	-0.3%	(124)	-0.3%

Income from operations before income taxes	4,497	8.2%	287	0.6%
Income tax expense (benefit)	1,492	2.7%	(118)	-0.2%
Net income	$3,005	5.5%	$405	0.8%

Diluted net income per common share	$0.10		$0.01

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$4,497		$287
Bargain purchase gain from acquisition	—		(3,015)
Non-cash stock compensation expense	1,550		1,268
Acquisition-related stock compensation expense	274		71
Acquisition-related compensation expense	—		860
Acquisition-related costs	—		120
Restructuring costs	—		3,604
Amortization of intangible assets	547		551
Adjusted non-GAAP income before income taxes	6,868		3,746
Adjusted non-GAAP income tax expense	2,060	30.0%	1,423	38.0%
Adjusted non-GAAP net income	$4,808		$2,323

Adjusted non-GAAP diluted net income per share	$0.16		$0.08

Adjusted non-GAAP gross margin (1)	21,268	38.7%	16,780	34.0%

(1) Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. Variances excluding the impact of currency fluctuations are reflected as constant currency.  ERP Solutions was not impacted by foreign currency rate fluctuations. In addition, revenue is analyzed based on geographical location of engagement team personnel.

Total Company revenue increased 11%, or 14% when adjusting for constant currency, to $61.0 million during the quarter ended April 3, 2015,  as compared to $54.9 million during the quarter ended March 28, 2014.

The Hackett Group U.S. revenue increased 12% during the quarter ended April 3, 2015,  as compared to the quarter ended March 28, 2014.  The Hackett Group’s International revenue increased 10% during the quarter ended April 3, 2015,  as compared to the quarter ended March 28, 2014.   The Hackett Group’s international revenue accounted for 18%, or 20% in constant currency, of total Company revenue for both of the quarters ended April 3, 2015 and March 28, 2014.

ERP Solutions revenue increased 7%  for the quarter ended April 3, 2015,  as compared to the quarter ended March 28, 2014.

During the quarters  ended April 3, 2015 and March 28, 2014, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs before reimbursable expenses increased 3%, or $1.0 million, for the quarter ended April 3, 2015,  as compared to the quarter ended March 28, 2014.  This increase primarily reflects higher incentive compensation commensurate with Company performance.   Total personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 61% for the quarter ended April 3, 2015, as compared to 66% for the quarter ended March 28, 2014.  The decrease during the quarter ended April 3, 2015, as compared to March 28, 2014, was primarily due to the leverage from increased revenue and higher margins from our AMS services.

As a result, total Company adjusted non-GAAP gross margin in the first quarter 2015 was 39% of net revenues, as compared to 34% in the first quarter 2014.

Selling, General and Administrative. Selling, general and administrative costs were $14.3 million for the quarter ended April 3, 2015,  as compared to $12.9 million for the quarter ended March 28, 2014.  This increase is primarily due to higher selling-related expenses and incentive compensation accruals commensurate with Company performance. Selling, general and administrative costs as a percentage of revenue before reimbursements were 26% for both of the quarters ended April 3, 2015 and March 28, 2014.

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab International Corporation (“Technolab”).  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one year profitability based earn-out.  The amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, were accounted for as compensation expense.

Restructuring Costs. During the quarter ended March 28, 2014, we recorded restructuring costs of $3.6 million, primarily for reductions of consultants and office leases in Europe. These actions were taken as a result of our continued volatility in demand in our European markets.   As of April 3, 2015, the Company had $0.2 million remaining in commitments relating to employee severance costs in Europe.

Income Taxes. In the quarter ended April 3, 2015, we recorded income tax expense of $1.5 million which reflected a tax rate of 33.0% for certain federal, foreign and state taxes. In the quarter ended March 28, 2014, we recorded income tax benefit of $0.1 million.  The increase in tax for the quarter ended April 3, 2015, as compared to the quarter ended March 28, 2014, was primarily due to lower taxable income in the first quarter of 2014 as a result of the restructuring costs recorded, as discussed above.

Liquidity and Capital Resources

As of April 3, 2015 and January 2, 2015, we had $10.8 million and $14.6 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 3,	March 28,
	2015	2014
Cash flows used in operating activities	$(2,405)	$(7,987)
Cash flows used in investing activities	$(725)	$(2,921)
Cash flows (used) provided by financing activities	$(653)	$5,391

Cash Flows from Operating Activities

Net cash used in operating activities was $2.4 million during the quarter ended April 3, 2015, as compared to net cash used by operating activities of $8.0 million during the quarter ended March 28, 2014.   In 2015, the net cash utilized was primarily due to a decrease in accrued liabilities and accounts payable as a result of the payout of incentive compensation, the timing of maintenance payments related to our AMS business, and an increase in accounts receivable and unbilled balances primarily due to an increase in revenue and in days of sales outstanding; partially offset by net income adjusted for non-cash items.  In 2014, the utilization of cash was primarily due to decreased accrued liabilities and accounts payable as a result of the timing of maintenance payments related to our AMS business, incentive compensation payout and an increase in accounts receivable and unbilled balances.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million and $2.9 million during the quarter ended April 3, 2015 and March 28, 2014, respectively. Net cash used in investing activities during the first quarter ended April 3, 2015 was due to capital expenditures primarily for the continued development of benchmark technology.  Net cash used in investing activities during the quarter ended March 28, 2014,  was primarily related to net cash consideration paid for the EPM AMS acquisition and capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

Net cash used from financing activities was $0.7 million during the quarter ended April 3, 2015.  The net cash used from financing activities during the quarter ended April 3, 2015 was due to the repurchase of $0.7 million of Company stock.  Net cash provided from financing activities was $5.4 million during the quarter ended March 28, 2014, which was primarily due to $9.5 million of borrowings under our Credit Facility and proceeds from the sale of the Company common stock.  This increase in cash was offset by the repurchase of $4.3 million of Company stock.

We believe that available funds (including the cash on hand and $20.0 million in borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2015.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of April 3, 2015, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended April 3, 2015.

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

Item  1A.      Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 2, 2015.

Item  2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended April 3, 2015, the Company repurchased approximately 75 thousand shares of its common stock at an average price of $8.70 per share, for a total cost of approximately $0.7 million, under the repurchase plan approved by the Company's Board of Directors. As of April 3, 2015, the Company had approximately $3.0 million of authorization under the plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of January 2, 2015	-	$-	-	$3,665,104
January 3, 2015 to January 30, 2015	-	$-	-	$3,665,104
January 31, 2015 to February 27, 2015	-	$-	-	$3,665,104
February 28, 2015 to April 3, 2015	75,059	$8.70	75,059	$3,011,796
	75,059	$8.70	75,059

Item  6.Exhibits.

See Index to Exhibits on page 19, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 13, 2015	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase