Form 10-Q
period 2015-07-03
HACKETT GROUP, INC.
filed 2015-08-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August  7, 2015,  there were 29,759,535 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3,	January 2,
	2015	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,217	$14,608
Accounts receivable and unbilled revenue, net of allowance of $1,181 and $1,330 at
July 3, 2015 and January 2, 2015, respectively	44,605	37,421
Deferred tax asset, net	2,315	2,828
Prepaid expenses and other current assets	2,489	2,199
Total current assets	65,626	57,056

Property and equipment, net	14,017	13,753
Other assets	5,372	6,548
Goodwill, net	75,374	75,429
Total assets	$160,389	$152,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,167	$7,909
Accrued expenses and other liabilities	35,238	30,901
Current portion of long-term debt	3,321	-
Total current liabilities	43,726	38,810
Long-term deferred tax liability, net	8,821	5,925
Long-term debt	14,942	18,263
Total liabilities	67,489	62,998

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 53,873,318 and 53,203,395
shares issued at July 3, 2015 and January 2, 2015, respectively	54	53
Additional paid-in capital	265,914	264,912
Treasury stock, at cost, 24,138,694 and 23,989,776 shares at July 3, 2015 and January 2, 2015,
respectively	(92,691)	(91,335)
Accumulated deficit	(74,048)	(77,677)
Accumulated comprehensive loss	(6,329)	(6,165)
Total shareholders' equity	92,900	89,788
Total liabilities and shareholders' equity	$160,389	$152,786

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements ("net revenue")	$59,423	$55,000	$114,328	$104,418
Reimbursements	6,972	6,052	13,041	11,539
Total revenue	66,395	61,052	127,369	115,957
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $1,208 and $999 and $2,517 and $1,685 of stock compensation expense in the quarters and six months ended July 3, 2015 and
June 27, 2014, respectively)	37,612	35,427	72,558	69,611
Reimbursable expenses	6,972	6,052	13,041	11,539
Total cost of service	44,584	41,479	85,599	81,150
Selling, general and administrative costs
(includes $540 and $691 and $1,055 and $1,344 of stock compensation expense in the quarters and six months ended July 3, 2015 and
June 27, 2014, respectively)	15,762	15,607	31,086	29,842
Bargain purchase gain from acquisition	—	—	—	(3,015)
Restructuring costs	—	—	—	3,604
Total costs and operating expenses	60,346	57,086	116,685	111,581
Income from operations	6,049	3,966	10,684	4,376

Other income (expense):
Interest income	—	1	2	2
Interest expense	(109)	(166)	(249)	(290)
Income from operations before income taxes	5,940	3,801	10,437	4,088
Income tax expense	2,249	973	3,741	855
Net income	$3,691	$2,828	$6,696	$3,233

Basic net income per common share:
Income per common share	$0.13	$0.10	$0.23	$0.11
Weighted average common shares outstanding	28,718	28,939	28,635	29,029

Diluted net income per common share:
Income per common share	$0.12	$0.09	$0.22	$0.11
Weighted average common and common equivalent shares outstanding	30,888	29,984	30,403	29,926

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Net income	$3,691	$2,828	$6,696	$3,233
Foreign currency translation adjustment	1,172	106	(164)	485
Total comprehensive income	$4,863	$2,934	$6,532	$3,718

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 3,	June 27,
	2015	2014
Cash flows from operating activities:
Net income	$6,696	$3,233
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation expense	1,275	1,219
Amortization expense	1,094	1,126
Amortization of debt issuance costs	49	46
Non-cash compensation expense	3,572	3,029
Bargain purchase gain from acquisition	—	(3,015)
Restructuring costs	—	3,604
Provision for doubtful accounts	123	526
Loss on foreign currency translation	416	109
Provision for deferred tax liability	3,409	1,154
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(7,684)	(8,806)
Increase in prepaid expenses and other assets	(244)	(682)
Decrease in accounts payable	(2,742)	(3,059)
Increase (decrease) in accrued expenses and other liabilities	968	(2,028)
Decrease in income tax payable	(256)	(1,162)
Net cash provided by (used in) operating activities	6,676	(4,706)

Cash flows from investing activities:
Purchases of property and equipment	(1,593)	(980)
Cash consideration paid for acquisition	—	(2,700)
Cash acquired in acquisition of business	—	522
Increase in restricted cash	—	(300)
Net cash used in investing activities	(1,593)	(3,458)

Cash flows from financing activities:
Proceeds from issuance of common stock	373	279
Proceeds from borrowings	2,500	10,500
Repayment of borrowings	(2,500)	(37)
Purchases of common stock	(3,533)	(9,995)
Net cash (used in) provided by financing activities	(3,160)	747

Effect of exchange rate on cash	(314)	23

Net increase (decrease) in cash and cash equivalents	1,609	(7,394)
Cash and cash equivalents at beginning of year	14,608	18,199
Cash and cash equivalents at end of period	$16,217	$10,805

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$208	$686
Cash paid for interest	$203	$247

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to Sellers of acquired business	$—	$1,000

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2015, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended July 3, 2015, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of July 3, 2015 and January 2, 2015, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method.  Early adoption is permitted, but not before December 15, 2016.  The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In April 2015, the FASB issued amendments to ASU 2015-03, which are intended to simplify the balance sheet presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  The amendments are effective for annual and interim periods beginning after December 15, 2015 and requires a retrospective transition method.  Early adoption is permitted for financial statements that have not been previously issued.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	28,717,622	28,939,096	28,634,644	29,029,300

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,490,490	1,035,202	1,169,221	887,477
Common stock issuable upon the exercise of stock options	680,378	9,496	599,039	9,471
Dilutive weighted average common shares outstanding	30,888,490	29,983,794	30,402,904	29,926,248

Approximately 0.5 million and 0.4 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended July 3, 2015 and June 27, 2014, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	July 3,	January 2,
	2015	2015
Accounts receivable	$35,671	$28,154
Unbilled revenue	10,115	10,597
Allowance for doubtful accounts	(1,181)	(1,330)
Accounts receivable and unbilled revenue, net	$44,605	$37,421

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	July 3,	January 2,
	2015	2015
Accrued compensation and benefits	$5,257	$3,266
Accrued bonuses	5,189	7,682
Accrued restructuring related expenses	-	270
Accrued dividend payable	3,067	-
Deferred revenue	10,492	8,896
Accrued sales, use, franchise and VAT tax	2,151	1,977
Accrued Technolab earn-out liability	3,440	3,440
Other accrued expenses	5,642	5,370
Total accrued expenses and other liabilities	$35,238	$30,901

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

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at January 2, 2015	$270
Expenditures	(270)
Accrual balance at July 3, 2015	$-

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. The Credit Agreement was amended and restated to:

•

Provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of July 3, 2015, the Company had $18.3 million principal amount outstanding on the Amended Term Loan and no outstanding balance on the Revolver.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of July 3, 2015, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

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

At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in shares subject to vesting, which is being recorded as non-cash compensation over the service vesting period.  The seller also had the ability to earn an additional $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability-based earn-out contingent upon actual results achieved.  The entire cash portion of the earn-out was recorded as compensation expense in 2014, of which $0.9 million and $1.7  million was recorded in the second quarter and first six months of 2014,  respectively.  The $3.4 million cash portion of the earn-out was paid out subsequent to quarter end.  The stock portion of the earn-out is being recorded as compensation expense over the service vesting period.

The purchase accounting resulted in a bargain purchase gain of $3.0 million on the acquisition and intangible assets with definite lives of $7.7 million which will be amortized over periods ranging from 2 years to 5 years.

8. Stock Based Compensation

During the six months ended July 3, 2015, the Company issued 693,612 restricted stock units at a weighted average grant-date fair value of $8.13 per share. As of July 3, 2015, the Company had 2,189,972 restricted stock units outstanding at a weighted average grant-date fair value of $6.60 per share. As of July 3, 2015,  $9.2 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.2 years.

During the six months ended July 3, 2015, there were no shares of common stock subject to vesting requirements granted.  As of July 3, 2015, the Company had 264,474 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $7.54 per share. As of July 3, 2015,  $1.2 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.5 years.

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Company’s Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $1.31.  One-half of the options would have vested upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half would have vested upon the achievement of at least 50% pro forma EBITDA growth. Each metric could have been achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants would have expired if neither target were achieved during the six-year term. The base year for the performance calculation was fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

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

Subsequent to year end 2014, in connection with the Company’s achievement of over 50% growth of pro forma net earnings per share since fiscal 2011 base year and upon the approval of the Audit Committee’s review of the Company’s 2014 financial statements and Annual Report on Form 10-K, 50% of the outstanding SARs awards granted to the CEO and COO became vested.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders’ Equity

         Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended July 3, 2015, the Company repurchased approximately 74 thousand shares of its common stock at an average price of $9.51 per share for a total cost of approximately $0.7 million.  During the six months ended July 3, 2015, the Company repurchased approximately 149 thousand shares of its common stock at an average price of $9.10 per share for a total cost of approximately $1.4 million.  As of July 3, 2015, the Company had approximately $2.3 million available under its share repurchase plan authorization.

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

Dividend Program

Subsequent to July 3, 2015, the Company paid its first semi-annual dividend of $0.10 per share totaling $3.1 million to shareholders on record as of June 29, 2015.

10. Litigation

 The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity and differs from the Company’s non-GAAP reporting, was attributed to the following geographical areas (in thousands):

	`

		Quarter Ended		Six Months Ended
		July 3,	June 27,	July 3,	June 27,
		2015	2014	2015	2014
Revenue:
North America		$55,255	$49,215	$103,965	$94,703
International (primarily European countries)		11,140	11,837	23,404	21,254
Total revenue		$66,395	$61,052	$127,369	$115,957

 Long-lived assets are attributable to the following geographic areas (in thousands):

	July 3,	January 2,
	2015	2015
Long-lived assets:
North America	$79,321	$80,152
International (primarily European countries)	15,442	15,578
Total long-lived assets	$94,763	$95,730

As of July 3, 2015 and January 2, 2015, foreign assets included $14.9 million and $15.0 million, respectively, of goodwill related to the REL and Archstone acquisitions.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.  Geographic and Group Information (continued)

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Technology and SAP Maintenance groups (in thousands):

	Quarter Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014

The Hackett Group	$55,991	$49,151	$107,583	$95,284
ERP Solutions	10,404	11,901	19,786	20,673
Total revenue	$66,395	$61,052	$127,369	$115,957

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

RESULTS OF OPERATIONS

        Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro-forma”, which is unaudited.

References to adjusted non-GAAP results in the table below exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition related income and expense and restructuring charges,  and assume a normalized tax rate, which is our long term projected cash tax rate.    These non-GAAP results are provided to enhance investors’ understanding of the Company's current financial performance and its prospects for the future. The Company believes the non-GAAP results provide useful information to both management and investors by excluding certain expenses that it believes are not indicative of its core operating results. The non-GAAP measures are included to provide investors and management with an alternative method for assessing operating results in a manner that is focused on the performance of ongoing operations and to provide a more consistent basis for comparison between quarters.  Further, these non-GAAP results are one of the primary indicators management uses for planning and forecasting in future periods.  In addition, since the Company has historically reported non-GAAP results to the investment community, it believes the continued inclusion of non-GAAP results provides consistency in its financial reporting. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with GAAP.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	July 3,		June 27,		July 3,		June 27,
	2015		2014		2015		2014
Revenue:
Revenue before reimbursements ("net revenue")	$59,423	100.0%	$55,000	100.0%	$114,328	100.0%	$104,418	100.0%
Reimbursements	6,972		6,052		13,041		11,539
Total revenue	66,395		61,052		127,369		115,957

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	36,404	61.3%	33,568	61.0%	70,041	61.3%	66,206	63.4%
Non-cash stock compensation expense	1,056		723		2,091		1,338
Acquisition-related non-cash stock compensation expense	152		276		426		347
Acquisition cash consideration reflected
as compensation expense	—		860		—		1,720
Reimbursable expenses	6,972		6,052		13,041		11,539
Total cost of service	44,584		41,479		85,599		81,150

Selling, general and administrative costs	14,675	24.7%	14,341	26.1%	28,937	25.3%	27,252	26.1%
Non-cash stock compensation expense	540		691		1,055		1,344
Acquisition-related costs	—		—		—		120
Amortization of intangible assets	547		575		1,094		1,126
Total selling, general, and administrative expenses	15,762		15,607		31,086		29,842

Bargain purchase gain from acquisition	—		—		—		(3,015)
Restructuring expense	—		—		—		3,604
Total costs and operating expenses	60,346		57,086		116,685		111,581

Income from operations	6,049	10.2%	3,966	7.2%	10,684	9.3%	4,376	4.2%

Other income (expense):
Interest income	—		1		2		2
Interest expense	(109)	-0.2%	(166)	-0.3%	(249)	-0.2%	(290)	-0.3%

Income from operations before income taxes	5,940	10.0%	3,801	6.9%	10,437	9.1%	4,088	3.9%
Income tax expense	2,249	3.8%	973	1.8%	3,741	3.3%	855	0.8%
Net income	$3,691	6.2%	$2,828	5.1%	$6,696	5.9%	$3,233	3.1%

Diluted net income per common share	$0.12		$0.09		$0.22		$0.11

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$5,940		$3,801		$10,437		$4,088
Bargain purchase gain from acquisition	—		—		—		(3,015)
Non-cash stock compensation expense	1,596		1,414		3,146		2,682
Acquisition-related non-cash stock compensation expense	152		276		426		347
Acquisition-related cash compensation expense	—		860		—		1,720
Acquisition-related costs	—		—		—		120
Restructuring costs	—		—		—		3,604
Amortization of intangible assets	547		575		1,094		1,126
Adjusted non-GAAP income before income taxes	8,235		6,926		15,103		10,672
Adjusted non-GAAP income tax expense	2,471	30.0%	2,216	32.0%	4,531	30.0%	3,639	34.1%
Adjusted non-GAAP net income	$5,765		$4,710		$10,572		$7,033

Adjusted non-GAAP diluted net income per share	$0.19		$0.16		$0.35		$0.24

Adjusted non-GAAP gross margin (1)	23,019	38.7%	21,432	39.0%	44,287	38.7%	38,212	36.6%

(1) Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. Variances excluding the impact of currency fluctuations are reflected as constant currency.  The ERP Solutions group was not impacted by foreign currency rate fluctuations. In addition, revenue is analyzed based on geographical location of engagement team personnel.

Total Company revenue increased 9%, or 11% when adjusting for constant currency, to $66.4 million during the quarter ended July 3, 2015,  as compared to $61.1 million during the quarter ended June 27, 2014.  Total Company revenue increased 10%, or 13% when adjusting for constant currency, to $127.4 million during the six months ended July 3, 2015, as compared to $116.0 million during the six months ended June 27, 2014.

The Hackett Group U.S. revenue increased 15% and 14%  during the quarter and six months ended July 3, 2015,  respectively, as compared to the quarter and six months ended June 27, 2014.  The Hackett Group’s international revenue increased 9% during both the quarter and six months ended July 3, 2015,  respectively, as compared to the quarter and six months ended June 27, 2014.   The Hackett Group’s international revenue accounted for 16%, or 18% in constant currency, of total Company revenue for both the quarters ended July 3, 2015 and June 27, 2014.    The Hackett Group’s international revenue accounted for 17%,  or 19% in constant currency, of total Company revenue for both the six months ended July 3, 2015 and June 27, 2014.

ERP Solutions revenue decreased 13%  and 4% for the quarter and six months ended July 3, 2015,  as compared to the quarter and six months ended June 27, 2014. This decrease is mainly due to a significant software sale transaction during the quarter ended June 27, 2014.  Assuming a normalized software sales, ERP Solutions revenue grew 13% and 8% for the quarter and six months ended July 3, 2015, respectively, as compared to the quarter and six months ended June 27, 2014.

During the quarter and six months ended July 3, 2015 and the six months ended June 27, 2014, no customer accounted for more than 5% of total Company revenue. One customer accounted for 5% of total Company revenue during the second quarter of 2014.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs before reimbursable expenses increased 8%, or $2.8 million, and 6%, or $3.8 million for the quarter and six months ended July 3, 2015,  respectively, as compared to the quarter and six months ended June 27, 2014.  This increase primarily reflected higher subcontractor costs and higher incentive compensation commensurate with Company performance.   Total personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 61% for both the quarter and six months ended July 3, 2015, as compared to 61% and 63% for the quarter and six months ended June 27, 2014, respectively.  The decrease during the six months ended July 3, 2015, as compared to June 27, 2014, was primarily due to the improved leverage from increased revenues, as well as resourcing model actions taken over the last twelve months.

Total company adjusted non-GAAP gross margin was 38.7% of net revenue in the quarter ended July 3, 2015, as compared to 39.0% for the quarter ended June 27, 2014. Total Company adjusted non-GAAP gross margin was 38.7% of net revenue for the six months ended July 3, 2015, as compared to 36.6% for the six months ended June 27, 2014.  In the second quarter of 2014, we had a significant software sale transaction in our ERP Solutions groups. Assuming normalized software sales in 2014, the 2014 gross margins would have been 35.7% and 34.8% for the quarter and six months ended June 27, 2014, respectively. The comparison to this normalized gross margin better reflects the margin improvements achieved over the last 12 months, tempered by the increased use of sub-contractors due to increased demand.

Selling, General and Administrative Costs. Selling, general and administrative costs were $14.7 million and $28.9 million for the quarter and six months ended July 3, 2015,  as compared to $14.3 million and $27.2 million for the quarter and six months ended June 27, 2014.  The increase for the six months comparison is primarily due to higher selling-related expenses and incentive compensation accruals commensurate with Company performance. Selling, general and administrative costs as a percentage of revenue before reimbursements were 25% for both the quarter and six months ended July 3, 2015, as compared to 26% for both the quarter and six months ended June 27, 2014 due to the improved leverage from increased revenue.

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

Subsequent to quarter end, the cash portion of the earn-out of $3.4 million was paid out.

Restructuring Costs. During the quarter ended March 28, 2014, we recorded restructuring costs of $3.6 million, primarily for reductions of consultants and office leases in Europe. These actions were taken as a result of our continued volatility in demand in our European markets.

Income Taxes. In the quarter and six months ended July 3, 2015, we recorded income tax expense of $2.2 million and $3.7 million, respectively, which reflected a tax rate of 38%  and 36%, respectively, for certain federal, foreign and state taxes. In the quarter and six months ended June 27, 2014, we recorded income tax expense of $1.0 million and $0.9 million, respectively, which reflected a tax rate of 26%  and 21%, respectively, for certain federal, foreign and state taxes. The increase in tax for the quarter and six months ended July 3, 2015, as compared to the quarter and six months ended June 27, 2014, was primarily due to higher taxable income in 2015 as a result of growth in Company performance and non-recurring restructuring costs taken in 2014, as discussed above.

Liquidity and Capital Resources

As of July 3, 2015 and January 2, 2015, we had $16.2 million and $14.6 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 3,	June 27,
	2015	2014
Cash flows provided by (used in) operating activities	$6,676	$(4,706)
Cash flows used in investing activities	$(1,593)	$(3,458)
Cash flows (used in) provided by financing activities	$(3,160)	$747

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.7 million during the six months ended July 3, 2015, as compared to net cash used by operating activities of $4.7 million during the six months ended June 27, 2014.   In 2015, the net cash  provided was primarily due to an increase in net income adjusted for non-cash items, partially offset by higher accounts receivable and unbilled revenue due to increased revenue. In 2014, the utilization of cash was primarily due to an increase in accounts receivable and unbilled balances,  partially offset by net income adjusted for non-cash items.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million and $3.5 million during the six months ended July 3, 2015 and June 27, 2014, respectively. Net cash used in investing activities during the six months ended July 3, 2015 was due to capital expenditures primarily for the continued development of benchmark technology.  Net cash used in investing activities during the six months ended June 27, 2014,  was primarily related to net cash consideration paid for the EPM AMS acquisition and capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

Net cash used from financing activities was $3.1 million during the six months ended July 3, 2015.  The net cash used from financing activities during the six months ended July 3, 2015 was primarily due to the repurchase of $1.3 million of Company stock and the cost of share purchases to satisfy employee net vesting requirements of $2.2 million.  Net cash provided from financing activities was $0.7 million during the six months ended June 27, 2014, which was primarily due to $10.5 million of borrowings under our Credit Facility and proceeds from the sale of the Company stock, partially offset by the repurchase of $7.3 million of Company stock and the cost of share purchases to satisfy employee net vesting requirements of $2.7 million.

The Company is party to an amended and restated the credit agreement (the "Credit Agreement") dated August 27, 2013 with Bank of America, N.A.  The Credit Agreement provides for a term loan (the “Amended Term Loan”) and a revolving line of credit (the “Revolver” and together with the Amended Term Loan, the “Credit Facility”).  As of July 3, 2015, the Company had $18.3 million principal amount outstanding on the Amended Term Loan and no outstanding balance on the Revolver.  See Note 6, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of July 3, 2015, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended July 3, 2015.

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

Issuer Purchases of Equity Securities

During the quarter ended July 3, 2015, the Company repurchased approximately 74 thousand shares of its common stock at an average price of $9.51 per share, for a total cost of approximately $0.7 million, under the repurchase plan approved by the Company's Board of Directors. As of July 3, 2015, the Company had approximately $2.3 million of authorization under the plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of April 3, 2015				$3,011,796
April 3, 2015 to May 1, 2015	1,718	$9.75	1,718	$2,995,048
May 2, 2015 to May 29, 2015	72,141	$9.51	72,141	$2,309,345
May 30, 2015 to July 3, 2015	-	$-	-	$2,309,345
	73,859	$9.51	73,859

Shares repurchased in the table above do not include 9 thousand shares for a cost of $0.1 million and 276 thousand shares for cost of $2.2 million, that the Company bought back  to satisfy employee net vesting obligations for the quarter and six months ended July 3, 2015, respectively.

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 12, 2015	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase