Form 10-Q
period 2015-10-02
HACKETT GROUP, INC.
filed 2015-11-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November  6, 2015,  there were 29,382,893 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 2,	January 2,
	2015	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$16,338	$14,608
Accounts receivable and unbilled revenue, net of allowance of $1,211 and $1,330 at
October 2, 2015 and January 2, 2015, respectively	43,993	37,421
Deferred tax asset, net	486	2,828
Prepaid expenses and other current assets	2,131	2,199
Total current assets	62,948	57,056

Property and equipment, net	14,189	13,753
Other assets	4,796	6,548
Goodwill, net	74,961	75,429
Total assets	$156,894	$152,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,950	$7,909
Accrued expenses and other liabilities	34,230	30,901
Total current liabilities	40,180	38,810
Long-term deferred tax liability, net	8,276	5,925
Long-term debt	9,263	18,263
Total liabilities	57,719	62,998

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value, 125,000,000 shares authorized; 53,504,524 and 52,836,011
shares issued at October 2, 2015 and January 2, 2015, respectively	54	53
Additional paid-in capital	270,054	264,912
Treasury stock, at cost, 24,138,694 and 23,989,776 shares at October 2, 2015 and January 2, 2015,
respectively	(92,691)	(91,335)
Accumulated deficit	(70,991)	(77,677)
Accumulated comprehensive loss	(7,251)	(6,165)
Total shareholders' equity	99,175	89,788
Total liabilities and shareholders' equity	$156,894	$152,786

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Revenue:
Revenue before reimbursements ("net revenue")	$59,992	$54,550	$174,320	$158,968
Reimbursements	7,225	5,887	20,266	17,426
Total revenue	67,217	60,437	194,586	176,394
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $1,623 and $842 and $4,140 and $2,527 of stock compensation expense in the quarters and nine months ended October 2, 2015 and
September 26, 2014, respectively)	37,854	35,142	110,412	104,753
Reimbursable expenses	7,225	5,887	20,266	17,426
Total cost of service	45,079	41,029	130,678	122,179
Selling, general and administrative costs
(includes $2,068 and $814 and $3,123 and $2,158 of stock compensation expense in the quarters and nine months ended October 2, 2015 and
September 26, 2014, respectively)	17,195	15,422	48,281	45,264
Bargain purchase gain from acquisition	—	—	—	(3,015)
Restructuring costs	—	—	—	3,604
Total costs and operating expenses	62,274	56,451	178,959	168,032
Income from operations	4,943	3,986	15,627	8,362

Other income (expense):
Interest income	1	2	3	4
Interest expense	(102)	(173)	(351)	(463)
Income from operations before income taxes	4,842	3,815	15,279	7,903
Income tax expense	1,784	879	5,525	1,734
Net income	$3,058	$2,936	$9,754	$6,169

Basic net income per common share:
Income per common share	$0.11	$0.10	$0.34	$0.21
Weighted average common shares outstanding	28,755	28,558	28,675	28,872

Diluted net income per common share:
Income per common share	$0.10	$0.10	$0.32	$0.21
Weighted average common and common equivalent shares outstanding	31,488	29,800	30,765	29,884

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Net income	$3,058	$2,936	$9,754	$6,169
Foreign currency translation adjustment	(922)	(786)	(1,086)	(301)
Total comprehensive income	$2,136	$2,150	$8,668	$5,868

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 2,	September 26,
	2015	2014
Cash flows from operating activities:
Net income	$9,754	$6,169
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	1,926	1,731
Amortization expense	1,642	1,679
Amortization of debt issuance costs	73	68
Non-cash compensation expense	7,263	4,685
Acquisition consideration reflected as compensation expense	(3,440)	—
Bargain purchase gain from acquisition	—	(3,015)
Restructuring costs	—	3,604
Provision for doubtful accounts	165	728
Loss on foreign currency translation	214	91
Provision for deferred tax liability	4,694	2,710
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(6,958)	(9,581)
Decrease (increase) in prepaid expenses and other assets	118	(503)
Decrease in accounts payable	(1,959)	(2,670)
Increase (decrease) in accrued expenses and other liabilities	5,459	(2,730)
Decrease in income tax payable	270	(1,772)
Net cash provided by operating activities	19,221	1,194

Cash flows from investing activities:
Purchases of property and equipment	(2,428)	(1,924)
Cash consideration paid for acquisition	—	(2,877)
Cash acquired in acquisition of business	—	522
Net cash used in investing activities	(2,428)	(4,279)

Cash flows from financing activities:
Proceeds from issuance of common stock	573	620
Proceeds from borrowings	2,500	10,500
Repayment of borrowings	(11,500)	(2,721)
Dividends paid	(3,067)	—
Purchases of common stock	(3,598)	(12,981)
Net cash used in financing activities	(15,092)	(4,582)

Effect of exchange rate on cash	29	20

Net increase (decrease) in cash and cash equivalents	1,730	(7,647)
Cash and cash equivalents at beginning of year	14,608	18,199
Cash and cash equivalents at end of period	$16,338	$10,552

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$260	$687
Cash paid for interest	$292	$389

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 2, 2015, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and nine months ended October 2, 2015, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of October 2, 2015 and January 2, 2015, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014

Basic weighted average common shares outstanding	28,755,225	28,557,528	28,674,838	28,872,043

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,919,882	1,232,971	1,419,441	1,002,642
Common stock issuable upon the exercise of stock options	813,283	9,826	670,454	9,589
Dilutive weighted average common shares outstanding	31,488,390	29,800,325	30,764,732	29,884,274

Approximately 0.5 million and 0.4 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended October 2, 2015 and September 26, 2014, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	October 2,	January 2,
	2015	2015
Accounts receivable	$35,643	$28,154
Unbilled revenue	9,561	10,597
Allowance for doubtful accounts	(1,211)	(1,330)
Accounts receivable and unbilled revenue, net	$43,993	$37,421

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

   4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	October 2,	January 2,
	2015	2015
Accrued compensation and benefits	$7,449	$3,266
Accrued bonuses	9,578	7,682
Accrued restructuring related expenses	-	270
Deferred revenue	9,277	8,896
Accrued sales, use, franchise and VAT tax	2,110	1,977
Accrued Technolab earnout liability	-	3,440
Other accrued expenses	5,816	5,370
Total accrued expenses and other liabilities	$34,230	$30,901

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

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at January 2, 2015	$270
Expenditures	(270)
Accrual balance at October 2, 2015	$-

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

On August 27, 2013, the Company amended and restated the credit agreement (the "Credit Agreement") with Bank of America to finance a  tender offer for shares of its common stock completed in October 2013. The Credit Agreement was amended and restated to:

•

Provide for up to an additional $17.0 million of borrowing under the Term Loan (the "Amended Term Loan" and together with the Revolver, the "Credit Facility"). As of October 2, 2015, the Company had $9.3 million principal amount outstanding on the Amended Term Loan and no outstanding balance on the Revolver.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of October 2, 2015, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

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

At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in shares subject to vesting, which is being recorded as non-cash compensation over the service vesting period.  The seller also had the ability to earn an additional $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability-based earn-out contingent upon actual results achieved.  The entire cash portion of the earn-out was recorded as compensation expense in 2014, of which $0.9 million and $2.6  million was recorded in the third quarter and first nine months of 2014,  respectively.  The stock portion of the earn-out is being recorded as compensation expense over the service vesting period. During the third quarter of 2015, the Company settled the contingent earn-out with cash and stock issuances in accordance with the agreement.

The purchase accounting resulted in a bargain purchase gain of $3.0 million on the acquisition and intangible assets with definite lives of $7.7 million which will be amortized over periods ranging from 2 years to 5 years.

8. Stock Based Compensation

During the nine months ended October 2, 2015, the Company issued 730,237 restricted stock units at a weighted average grant-date fair value of $8.36 per share. As of October 2, 2015, the Company had 2,185,728 restricted stock units outstanding at a weighted average grant-date fair value of $6.73 per share. As of October 2, 2015,  $8.1 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 1.95 years.

During the quarter ended October 2, 2015,  483,051 shares of common stock subject to vesting requirements were granted for the settlement of the contingent earn-out consideration related to the 2014 acquisition of Technolab.  As of October 2, 2015, the Company had 747,525 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $8.77 per share. As of October 2, 2015,  $4.5 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.9 years.

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

Subsequent to year end 2014, in connection with the Company’s achievement of over 50% growth of pro forma net earnings per share since fiscal 2011 base year and upon the approval of the Audit Committee’s review of the Company’s 2014 financial statements and Annual Report on Form 10-K, 50% of the outstanding SARs awards granted to the CEO and COO became vested. In the third quarter of 2015, the Company recorded $1.3 million of compensation expense related to the SARs awards tied to the pro forma EBITDA performance target, which represented 50% of the total non-cash compensation expense assuming the awards fully vest. These awards have not yet vested.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Shareholders’ Equity

         Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the nine months ended October 2, 2015, the Company repurchased approximately 149 thousand shares of its common stock at an average price of $9.10 per share for a total cost of approximately $1.4 million.     The shares repurchased under the share repurchase plan during the nine months ended October 2, 2015, do not include 281 thousand shares for a cost of $2.2 million that the Company bought back to satisfy employee net vesting obligations.   During the quarter ended October 2, 2015, the Company bought back 5 thousand shares at a cost of $65 thousand to satisfy employee net vesting obligations and no shares were repurchased under the share repurchase plan.  As of October 2, 2015, the Company had approximately $2.3 million available under its share repurchase plan authorization.

During the quarter ended September 26, 2014, the Company repurchased approximately 485 thousand shares of its common stock at an average price of $6.13 per share for a total cost of approximately $3.0 million under the share repurchase plan.   During the nine months ended September 26, 2014, the Company repurchased approximately 1.7 million shares of its common stock at an average price of $6.07 per share for a total cost of approximately $10.3 million under the share repurchase plan.  The shares repurchased during the quarter and nine months ended September 26, 2014, do not include 2 thousand shares at a cost of $12 thousand and 446 thousand shares at a cost of $2.7 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

Dividend Program

During the quarter ended October 2, 2015, the Company paid its first semi-annual dividend of $0.10 per share totaling $3.1 million to shareholders on record as of June 29, 2015. Subsequent to the quarter ended October 2, 2015, the Company declared its second semi-annual dividend of $0.10 per share for holders of record on December 28, 2015. The dividend will be paid on January 8, 2016.

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

11. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity and differs from the Company’s non-GAAP reporting, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Revenue:
North America	$57,060	$48,094	$161,025	$142,797
International (primarily European countries)	10,157	12,343	33,561	33,597
Total revenue	$67,217	$60,437	$194,586	$176,394

 Long-lived assets are attributable to the following geographic areas (in thousands):

	October 2,	January 2,
	2015	2015
Long-lived assets:
North America	$78,882	$80,152
International (primarily European countries)	15,064	15,578
Total long-lived assets	$93,946	$95,730

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.  Geographic and Group Information (continued)

As of October 2, 2015 and January 2, 2015, foreign assets included $14.5 million and $15.0 million, respectively, of goodwill related to the REL and Archstone acquisitions.

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Technology and SAP Maintenance groups (in thousands):

	Quarter Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014

The Hackett Group	$58,174	$51,370	$165,757	$146,654
ERP Solutions	9,043	9,067	28,829	29,740
Total revenue	$67,217	$60,437	$194,586	$176,394

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") and EPM Application Maintenance and Support ("AMS") groups. “ERP Solutions” encompasses our SAP ERP Implementation and SAP AMS groups.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	October 2,		September 26,		October 2,		September 26,
	2015		2014		2015		2014
Revenue:
Revenue before reimbursements ("net revenue")	$59,992	100.0%	$54,550	100.0%	$174,320	100.0%	$158,968	100.0%
Reimbursements	7,225		5,887		20,266		17,426
Total revenue	67,217		60,437		194,586		176,394

Costs and expenses:
Cost of service:
Personnel costs before reimbursable
expenses	36,231	60.4%	33,440	61.3%	106,272	61.0%	99,646	62.7%
Non-cash stock compensation expense	1,372		566		3,463		1,904
Acquisition-related non-cash stock compensation expense	251		276		677		623
Acquisition consideration reflected as
compensation expense	—		860		—		2,580
Reimbursable expenses	7,225		5,887		20,266		17,426
Total cost of service	45,079		41,029		130,678		122,179

Selling, general and administrative costs	14,579	24.3%	14,055	25.8%	43,516	25.0%	41,307	26.0%
Non-cash stock compensation expense	2,068		814		3,123		2,158
Acquisition-related costs	—		—		—		120
Amortization of intangible assets	548		553		1,642		1,679
Total selling, general, and administrative expenses	17,195		15,422		48,281		45,264

Bargain purchase gain from acquisition	—		—		—		(3,015)
Restructuring expense	—		—		—		3,604
Total costs and operating expenses	62,274		56,451		178,959		168,032

Income from operations	4,943	8.2%	3,986	7.3%	15,627	9.0%	8,362	5.3%

Other income (expense):
Interest income	1		2		3		4
Interest expense	(102)	-0.2%	(173)	-0.3%	(351)	-0.2%	(463)	-0.3%

Income from operations before income taxes	4,842	8.1%	3,815	7.0%	15,279	8.8%	7,903	5.0%
Income tax expense	1,784	3.0%	879	1.6%	5,525	3.2%	1,734	1.1%
Net income	$3,058	5.1%	$2,936	5.4%	$9,754	5.6%	$6,169	3.9%

Diluted net income per common share	$0.10		$0.10		$0.32		$0.21

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$4,842		$3,815		$15,279		$7,903
Bargain purchase gain from acquisition	—		—		—		(3,015)
Non-cash stock compensation expense	3,440		1,380		6,586		4,062
Acquisition-related non-cash stock compensation expense	251		276		677		623
Acquisition-related cash compensation expense	—		860		—		2,580
Acquisition-related costs	—		—		—		120
Restructuring costs	—		—		—		3,604
Amortization of intangible assets	548		553		1,642		1,679
Adjusted non-GAAP income before income taxes	9,081		6,884		24,184		17,556
Adjusted non-GAAP income tax expense	2,724	30.0%	2,067	30.0%	7,255	30.0%	5,705	32.5%
Adjusted non-GAAP net income	$6,357		$4,817		$16,929		$11,851

Adjusted non-GAAP diluted net income per share	$0.20		$0.16		$0.55		$0.40

Adjusted non-GAAP gross margin (1)	23,761	39.6%	21,110	38.7%	68,048	39.0%	59,322	37.3%

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

Total Company revenue increased 11%, or 13% when adjusting for constant currency, to $67.2 million during the quarter ended October 2, 2015,  as compared to $60.4 million during the quarter ended September 26, 2014.  Total Company revenue increased 10%, or 13% when adjusting for constant currency, to $194.6 million during the nine months ended October 2, 2015, as compared to $176.4 million during the nine months ended September 26, 2014.

The Hackett Group U.S. revenue increased 25% and 18%  during the quarter and nine months ended October 2, 2015,  respectively, as compared to the quarter and nine months ended September 26, 2014.  The Hackett Group’s international revenue decreased 23% and 3% during the quarter and nine months ended October 2, 2015,  respectively, as compared to the quarter and nine months ended September 26, 2014.   The Hackett Group’s international revenue accounted for 14%, or 16% in constant currency, of total Company revenue for the quarter ended October 2, 2015, as compared to 21% of total Company revenue for the quarter ended September 26, 2014.  The Hackett Group’s international revenue accounted for 16%, or 18% in constant currency, of total Company revenue for the nine months ended October 2, 2015, as compared to 18% of total Company revenue for the nine months ended September 26, 2014.

ERP Solutions revenue was flat when comparing the quarters ended October 2, 2015 and September 26, 2014 and down 3% when comparing the nine months ended October 2, 2015 and September 26, 2014. The decrease in the comparison of the nine month periods was primarily due to a significant software sale transaction in 2014.  Assuming normalized software sales, ERP Solutions revenue grew 9%  during the nine months ended October 2, 2015, as compared to the nine months ended September 26, 2014.

During the quarter and nine months ended October 2, 2015, and September 26, 2014, no customer accounted for more than 5% of total Company revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs before reimbursable expenses increased 8%, or $2.8 million, and 7%, or $6.6 million for the quarter and nine months ended October 2, 2015,  respectively, as compared to the quarter and nine months ended September 26, 2014.  This increase primarily reflected increased employee headcount and higher subcontractor costs to support increasing revenue and higher incentive compensation commensurate with Company performance.   Total personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 60% and 61% for the quarter and nine months ended October 2, 2015, respectively, as compared to 61% and 63% for the quarter and nine months ended September 26, 2014, respectively.

Total company adjusted non-GAAP gross margin was 39.6% of net revenue in the quarter ended October 2, 2015, as compared to 38.7% for the quarter ended September 26, 2014. Total Company adjusted non-GAAP gross margin was 39.0% of net revenue for the nine months ended October 2, 2015, as compared to 37.3% for the nine months ended September 26, 2014.  In 2014, we had a significant software sale transaction in our ERP Solutions groups. Assuming normalized software sales in 2014, the total company non-GAAP gross margins would have been 36.0% for the nine months ended September 26, 2014. The comparison to this normalized gross margin better reflects the margin improvements achieved primarily as a result of increased utilization and rates as compared to the prior year.

Non-cash compensation expense, included in cost of service, increased $0.8 million and $1.6 million during the quarter and nine months ended October 2, 2015, respectively, primarily due to a one-time acceleration of an unvested award to a terminated employee, as well as the impact of historical equity awards on the current year.

Selling, General and Administrative Costs (SG&A).  SG&A costs were $14.6 million and $43.5 million for the quarter and nine months ended October 2, 2015,  respectively, as compared to $14.1 million and $41.3 million for the quarter and nine months ended September 26, 2014, respectively.  The increase for the nine months comparison is primarily due to higher selling-related expenses and incentive compensation accruals commensurate with Company performance. SG&A costs as a percentage of revenue before reimbursements were 24% and 25% for the quarter and nine months ended October 2, 2015,  respectively, as compared to 26% for both the quarter and nine months ended September 26, 2014 due to the improved leverage from increased revenue.

Non-cash compensation expense, included in SG&A, increased $1.3 million and $1.0 million during the quarter and nine months ended October 2, 2015, respectively, primarily due to the accrual related to the unvested SARs tied to the pro-forma EBITDA performance target of $1.3 million, which represented 50% of the total non-cash compensation expense assuming the awards fully vest. See Note 8, "Stock Based Compensation," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab International Corporation (“Technolab”).  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one year profitability based earn-out.  The amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, were accounted for as compensation expense. During the quarter ended October 2, 2015, we settled the contingent earn-out with cash and issued equity in accordance with the purchase agreement.

Restructuring Costs. During the quarter ended March 28, 2014, we recorded restructuring costs of $3.6 million, primarily for reductions of consultants and office leases in Europe. These actions were taken as a result of our continued volatility in demand in our European markets.

Income Taxes. In the quarter and nine months ended October 2, 2015, we recorded income tax expense of $1.8 million and $5.5 million, respectively, which reflected a tax rate of 37% and 36%, respectively, for certain federal, foreign and state taxes. In the quarter and nine months ended September 26, 2014, we recorded income tax expense of $0.9 million and $1.7 million, respectively, which reflected a tax rate of 23%  and 22%, respectively, for certain federal, foreign and state taxes. The increase in tax for the quarter and nine months ended October 2, 2015, as compared to the quarter and nine months ended September 26, 2014, was primarily the result of the geographical mix of taxable earnings.

 Liquidity and Capital Resources

As of October 2, 2015 and January 2, 2015, we had $16.3 million and $14.6 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	October 2,	September 26,
	2015	2014
Cash flows provided by operating activities	$19,221	$1,194
Cash flows used in investing activities	$(2,428)	$(4,279)
Cash flows used in financing activities	$(15,092)	$(4,582)

Cash Flows from Operating Activities

Net cash provided by operating activities was $19.2 million during the nine months ended October 2, 2015, as compared to $1.2 million during the nine months ended September 26, 2014.   In 2015, the net cash  provided was primarily due to net income adjusted for non-cash items and increased accrued liabilities related to higher incentive compensation accruals, partially offset by an increase in accounts receivable and unbilled revenue. In addition, the 2015 cash flow from operations was negatively impacted by the $3.4 million settlement of the cash portion of the EPM AMS acquisition consideration which was reflected as compensation expense.  In 2014,  the net cash provided was primarily due to net income adjusted for non-cash items, primarily offset by an increase in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million and $4.3 million during the nine months ended October 2, 2015 and September 26, 2014, respectively. Net cash used in investing activities during the nine months ended October 2, 2015 was primarily due to capital expenditures for the continued development of benchmark technology.  Net cash used in investing activities during the nine months ended September 26, 2014,  was primarily related to net cash consideration paid for the EPM AMS acquisition and capital expenditures for the development of the Hackett Performance Exchange.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.1 million during the nine months ended October 2, 2015, primarily due to the principal pay-down of $11.5 million of debt under our Credit Facility, the cost of share purchases to satisfy employee net vesting requirements of $2.2 million and the repurchase of $1.4 million of Company stock.  Net cash used in financing activities during the nine months ended September 26, 2014,  was primarily due to the repurchase of $10.3 million of Company stock and the cost of share purchases to satisfy employee net vesting requirements of $2.7 million, partially offset by net $7.8 million of borrowings under our Credit Facility.

The Company is party to an amended and restated the credit agreement (the "Credit Agreement") dated August 27, 2013 with Bank of America, N.A.  The Credit Agreement provides for a term loan (the “Amended Term Loan”) and a revolving line of credit (the “Revolver” and together with the Amended Term Loan, the “Credit Facility”).  As of October 2, 2015, the Company had $9.3 million principal amount outstanding on the Amended Term Loan and no outstanding balance on the Revolver.  See Note 6, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of October 2, 2015, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended October 2, 2015.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve.

Item 4.Controls and Procedures

The Company maintains disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

At the time that the Company’s Annual Report on Form 10-K for the year ended January 2, 2015 was filed on March 18, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its DCP were effective as of January 2, 2015. However, at that time, the Company’s independent registered certified public accounting firm identified a material weakness in the Company’s internal controls over financial reporting (“ICFR”) due to the Company’s failure to design and maintain controls related to accounting for business combinations. On May 13, 2015 and August 12, 2015 when the Company’s Quarterly Reports on Form 10-Q for the quarters ended April 3, 2015 and July 3, 2015 were filed, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its DCP were effective as of April 3, 2015 and July 3, 2015.

Subsequent to these evaluations, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, re-evaluated its conclusions reached and have now determined that the control deficiency previously identified rose to the level of a material weakness in ICFR as of January 2, 2015, April 3, 2015 and July 3, 2015, and therefore concluded that its ICFR were not effective at those times. See below for a discussion of the material weakness in ICFR.  Therefore, management concluded that the Company’s DCP were also not effective as of January 2, 2015, April 3, 2015 and July 3, 2015 because of the material weakness in the Company’s ICFR.

As described below, since the Company’s management concluded that the material weakness had been remediated, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s DCP were effective as of October 2, 2015.

Material weakness in internal control over financial reporting (ICFR)

A material weakness is a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiency that constituted a material weakness in the Company’s ICFR as of January 2, 2015. Management also determined that this material weakness existed as of April 3, 2015 and July 3, 2015:

The Company did not design and maintain controls to analyze and record appropriate adjustments related to accounting for business combinations. During the first quarter of 2014, the Company acquired and accounted for certain assets and liabilities of Technolab International Corporation. Subsequent to fiscal year end 2014, the amounts paid to the Seller at closing in stock, subject to service vesting, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, which were each originally treated as purchase consideration were adjusted and accounted for as compensation expense.

This material weakness resulted in adjustments the Company recorded in the fourth quarter, as well as additional disclosures in the consolidated financial statements. This control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended January 2, 2015 or to the unaudited interim condensed consolidated financial statements for the quarters ended April 3, 2015 and July 3, 2015. However, management concluded that this control deficiency, if un-remediated, could have, in future reporting periods, resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected by its controls. Accordingly, management has determined that this control deficiency constituted a material weakness.

Changes in internal control over financial reporting

As a result of the material weakness in ICFR, during the third quarter of fiscal 2015, the Company’s management implemented changes to its ICFR to improve the control environment, specifically with regard to business combinations.  The changes to the control environment include, but are not limited to, the following:

•

For future business combinations, the Company will retain third party specialists to augment internal resources utilized for due diligence and analysis of the technical accounting aspects of the transaction.   Such resources will be retained by management at the direction of the audit committee.

•

For future business combinations, the Company’s management will retain a third party valuation expert and the Company’s Chief Executive Officer and Chief Financial Officer will review the assumptions and calculations used by the valuation expert for reasonableness and the findings will be documented in a valuation analysis memorandum.

•

For future business combinations, the Company will prepare a purchase accounting memorandum for each acquired company to address the guidance outlined in ASC 805 ‘Business Combinations’ and ASC 350 ‘Intangible – Goodwill and Other’ as necessary, as well as other acquisition related accounting literature, that will be reviewed by the Chief Financial Officer and presented to the audit committee.

These remediation initiatives enhanced the Company's ICFR by establishing a formal process and specific control activities with regard to business combinations.  Management believes that the measures described above implemented during the period have remediated the material weakness identified above.  Other than as noted above, there were no other changes in the Company’s ICFR during our most recently completed fiscal quarter.

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

Issuer Purchases of Equity Securities

During the quarter ended October 2, 2015, the Company did not repurchase any shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of October 2, 2015, the Company had approximately $2.3 million of authorization under the plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of July 3, 2015				$2,309,345
July 4, 2015 to July 31, 2015	-	$-	-	$2,309,345
August 1, 2015 to August 28, 2015	-	$-	-	$2,309,345
August 29, 2015 to October 2, 2015	-	$-	-	$2,309,345
	-	$-	-

Shares repurchased under the repurchase plan approved by the Company's Board of Directors do not include  5 thousand shares for a cost of $65 thousand and 281 thousand shares for cost of $2.2 million, that the Company bought back  to satisfy employee net vesting obligations for the quarter and nine months ended October 2, 2015, respectively.

Item  6.Exhibits.

See Index to Exhibits on page 21, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 12, 2015	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase