Form 10-K
period 2016-01-01
HACKETT GROUP, INC.
filed 2016-03-16
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 1, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $310,389,146 on July 3, 2015 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 10, 2016 was 30,157,675.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2016 Annual Meeting of Shareholders filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm to global companies. Services include business transformation, enterprise performance management,  working capital management, and global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle EPM and SAP practices.

The Hackett Group has completed more than 12,000 benchmarking and performance studies with major organizations, including 93% of the Dow Jones Industrials, 86% of the Fortune 100, 87% of the DAX 30 and 52% of the FTSE 100. These studies drive its Best Practice Intelligence Center™ which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flows accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

In the US, we continued to experience strong demand for our services under lower than expected GDP growth conditions for the year. In Western Europe, corporate decision making continued to be volatile throughout the year across our primary markets leading to lower than planned demand and operating results.  Given our strong US client base, the activity in the US more than offset the European volatility. As we enter 2016, we expect U.S. market conditions to continue to be healthy.  Relative to International, which is primarily Western Europe, we expect activity to be volatile.  We expect approximately 2.0% GDP growth in the U.S., consistent with the two previous years; however, we remain cautious about our expectations for improved demand in Western Europe, but we know most recent growth revision for the region calls for approximately1% GDP growth. Global organizations continue to recognize the need to drive sustainable productivity improvement as they look to be competitive in a global macro-economic environment with restricted growth. Global growth opportunities require organizations to build global standards and to drive operating excellence based on the regional growth opportunities defined by the markets that they serve. Many organizations continue to make the global and regional organizational changes commensurate with the varying regional market conditions. We believe that our offerings are well aligned with the demands that all organizations will continue to experience during a period of slow and volatile economic growth. We will continue to ensure that our clients understand that our unique best practices intellectual capital, along with our expanding implementation capabilities will enable them to identify and implement necessary performance improvement initiatives in a targeted and timely manner.

When this economic backdrop is coupled with the rapidly emerging digital transformation age that we are just entering, there is a convergence underway that has the potential to transform existing industries and companies.  Cloud-based infrastructure and applications, virtual business and technology networks, and business analytics are coming together with rapidly transitioning employee and consumer bases that are increasingly adept to new mobile technologies and business models. This convergence is creating tremendous new opportunities for companies that can transform and take advantage of them.

The traditional approach to business transformation is based on a model of value creation involving optimization of linear processes and execution of work. This model no longer adequately reflects the reality of today’s digitally-connected world, which revolves around digital value networks as opposed to traditional value chains. A second critical element of digital age value creation is customer-centricity. A new digital business transformation framework needs to be adopted that goes beyond the traditional and more linear people/process/technology model and reflects customer-centricity and value networks. Such a framework must be customer value aligned, best practice oriented, continuous and technology- and people-led. Uber is a prime example of a customer-centric value network, disrupting traditional industries.

These emerging organizational models, driven by new technologies, will require organizations to re-evaluate their current operating platform, go-to-market strategies and consider emerging market opportunities. To do so, organizations will have to understand and decide how best to organize, enable, source and manage their business while both leveraging and utilizing emerging technologies. This will place increased emphasis on risk management and tangible return on their business and technological investments. We believe large enterprises will continue to focus their performance improvement spending on strategies and tools that help them generate more value from their business investments in the form of enhanced productivity and efficiency. We also expect companies to continue to look for ways to automate workflow, centralize and standardize execution. We believe that our unique insight into how leading global companies continue to excel and effectively adopt new technologies will continue to assist our clients with existing and emerging operating considerations.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository and with software configuration and organizational strategies which are only available from the unique vantage point provided from our Benchmarking solution.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow clients to effect proven sustainable performance improvement. Our proprietary BPI intellectual capital, which is imbedded within our consulting global delivery methodology, allows us to help clients accelerate their time to benefit from these improvements.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other BPI engagements, to correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our client’s capabilities and organizational maturity, so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides reside in the Best Practice Intelligence Center portal and are used on a project to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information and technology all within the framework of our Best Practices

Because Hackett solutions are based on Hackett-Certified™ best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

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

Similarly, we integrate Hackett-Certified™ best practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of best of breed software, while limiting customization. BPI establishes the foundation for improved performance.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger however we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking based performance metrics and BPI insight that emanates from our Transformational Benchmark and Best Practices Advisory offerings.

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and its direct link to our BPI approach, we believe we can empirically and objectively assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 12,000 benchmark and performance studies over 22 years at over 5,000 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository, delivers a powerful and distinct value proposition for our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

Our focus will be on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long term growth prospects lie in our ability to extend our unique market permission to help clients and strategic partners measure their performance improvement opportunity, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create a significant opportunity to grow revenue per client.

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our client’s access to our Intellectual Property (“IP”) which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts. If they need on-site planning, design and/or implementation support, we offer them a combination of benchmarking and transformation support. Our long term strategy is to continue to build our brand by building new offerings and capabilities around our unmatched Best Practice Implementation intellectual capital in order to serve clients strategically and whenever possible, continuously.

We believe that clients that leverage our IP are more likely to allow us to serve them more broadly.  IP-based services enhance our opportunities to serve clients remotely, continuously and more profitably.  Our goal is to use our unique intellectual capital to establish a strategic relationship with our clients directly or through strategic alliances and channels and to further use that entry point to introduce our business transformation and technology capabilities.  Our long-term goal is to be able to ascribe an increasing percentage of our total annual revenues to clients who are continuously engaged with us through our executive and best practices advisory programs, and through our Hackett Performance Exchange.   At the end of the fourth quarter of 2015 our Executive and Best Practice Advisory Members totaled 960 across 305 clients.  Consistent with prior quarters, over 40% of our Hackett sales were also Advisory clients, which continues to support the leverage of this entry or IP-wedge offering.

If they need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive or Best Practices Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.   What was clearly different as we entered 2015 is that we now see the potential to leverage our IP through new external strategic partners and their channels.  We are now exploring ways to use our IP to help others sell and deliver their offerings, thereby extending the value add they deliver to their clients, and perhaps also providing us with an opportunity to introduce our other services.

•

Introduce New IP–centric Offerings.  We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their offerings.  In the fourth quarter of 2015 we launched a series of such alliances as described below:

In the fourth quarter of 2015, we launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM® solution.  Our early indications from the ADP sales force as well as their clients are very favorable.   We already have several clients that are utilizing the new Hackett Best Practice program in their ADP Vantage implementations, we expect our pipeline as well as closed deals to build throughout the upcoming year.

We also launched the Association of Certified GBS Professionals Program with CIMA, the Chartered Institute of Management Accountants. We believe this relationship will allow us to build an entirely new professional development business that provides globally recognized certifications for shared services and global business service professionals.     Our plan is to augment our existing entry level program with an Executive level program next April and the Managerial level program by next July.  At that time we will have our complete curriculum fully rolled out.  We have over 20 clients who have already committed to a Pilot program and use our entry level course for the assessment.  We believe our ability to ramp throughout the year will accelerate as we rollout the other two programs and clients complete initial pilot programs.

Lastly, we also announced our new joint marketing plan with Oracle that will include the sale of the Hackett Performance Exchange along with the sale of Oracle’s new Business Intelligence Cloud Service or BICS.  We have started to expose a large number of Oracle’s BI sales force to this joint offering which will continue throughout 2016. This program now has a few clients and we believe this activity will increase as Oracle becomes more familiar with both their new cloud solution as well as the integrated value of HPE.

Our Benchmarking and Best Practice IP leverage strategy allows us to increase our client base, profitability and increase revenue per client.   It would also represent an increase in recurring revenue at much higher margins due to the way these services are provided and contracted.

We have developed a performance management dashboard called the Hackett Performance Exchange, (“HPE”).  In 2013 and 2012, we worked closely with our participating launch member clients to validate our targeted functionality and value proposition. This new dashboard offering should allow us to benchmark and monitor the performance improvement opportunity of key operating processes. This offering securely extracts operating information directly from a client’s ERP system which allows them to measure and compare their performance to Hackett peer and world class standards. For clients that run current versions of Oracle and SAP software, this solution is fully automated, requiring limited client time to set up and populate and also provides for electronic access over various devices. In addition to HPE, we also continue to look for ways to leverage our proprietary “IP” through new offerings and other external channels.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.  In 2015, we invested in the automation and further integration of our various metrics, best practices and best practice acceleration tools.  This effort will continue in 2016.

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

The Hackett Group

•	Executive and Best Practices Advisory Programs

On-demand access provides world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory) and by Software Program (ADP Vantage) or Strategic Partner (CIMA). Our advisory programs include a mix of the following deliverables:

•

Best Practice Intelligence Center: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive and Best Practices Advisory Program Members and their support teams.

•

Best Practice Accelerators:  Dedicated web based access to best practices, customized software configuration tools, best practice process flows used to support the sale, configuration and organizational implementation and post implementation support efforts of Partner software.

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

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 5,000 organizations globally. This includes 93% of the Dow Jones Industrials, 86% of the Fortune 100, 87% of the DAX 30 and 52% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 2,000 best practices for over 115 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

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

•	EPM & BI Solutions

Our EPM/BI practice focuses on helping clients enhance the decision-making capability in their businesses. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment.  Solutions typically reside in 3 primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics.  Solution innovations have taken the practice into areas such as Big Data, Cloud technology data management and governance, and Industry-specific analytic templates.  This practice works closely with Oracle technology offerings and is the #1 Oracle EPM partner for 2013, 2014 and 2015.

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

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2015, 2014 and 2013, our ten most significant clients accounted for 24%, 21% and 20% of revenue, respectively, and during 2015, our largest client generated 4% of total revenue and 3% of total revenue in 2014 and 2013. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

As of January 1, 2016, we had 971 associates, excluding subcontractors, 79% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2015, our ten largest clients accounted for 24% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Paris, Montevideo, Hyderabad and Sydney. As of January 1, 2016, we had operating leases that expire on various dates through December 2024. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ symbol, "HCKT". The following table sets forth for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the NASDAQ:

2015	High	Low
Fourth Quarter	$20.02	$13.12
Third Quarter	$15.23	$12.07
Second Quarter	$14.20	$8.66
First Quarter	$9.58	$7.31

2014	High	Low
Fourth Quarter	$9.37	$5.82
Third Quarter	$6.41	$5.80
Second Quarter	$6.48	$5.78
First Quarter	$6.30	$5.76

The closing sale price for the common stock on March 10, 2016, was $13.29.

As of March 10, 2016, there were 249 holders of record of our common stock and 30,157,675 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 31, 2010 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/31/10
12/30/11
12/28/12
12/27/13
1/2/15
1/1/16
The Hackett Group, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	12/31/10	12/30/11	12/28/12	12/27/13	1/2/15	1/1/16
The Hackett Group, Inc.	$100.00	$106.55	$116.77	$184.37	$261.86	$490.26
NASDAQ Composite Index	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
Peer Group	$100.00	$114.08	$106.67	$173.89	$168.35	$149.45

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program of $0.10 per share. In December 2012 and 2013, we paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close of business on December 20, 2012 and on December 10, 2013, respectively. In 2014, we increased the dividend to $0.12 per share, or $3.5 million, to shareholders of record as of close of business on December 10, 2014. In 2015, we increased the annual dividend to $0.20 per share to be paid on a semi-annual basis, or $3.1 million and $3.2 million to shareholders of record on June 29, 2015 and December 28, 2015, respectively. Subsequent to January 1, 2016, the annual dividend was further increased to $0.26 per share to be paid on a semi-annual basis. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended January 1, 2016 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of January 2, 2015	—	$—	—	$3,665,104
January 3, 2015 to October 2, 2015	148,918	$9.10	148,918	$2,309,346
October 3, 2015 to October 30, 2015	—	$—	—	$2,309,346
October 31, 2015 to November 27, 2015	—	$—	—	$2,309,346
November 28, 2015 to January 1, 2016	—	$—	—	$2,309,346
	148,918	$9.10	148,918

As of January 1, 2016, the cumulative authorization was for up to $95.0 million with cumulative purchases under the plan of $92.7 million, leaving $2.3 million available for future purchases. Subsequent to fiscal year end, the Company’s Board of Directors approved an additional $5.0 million authorization, bringing the total authorization to $100.0 million. In addition, subsequent to January 1, 2016, we have repurchased 0.3 million shares of our common stock, at an average price per share of $13.83 for a total cost of $4.2 million, leaving $3.1 million available for future purchases as of March 10, 2016.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2015, 297 thousand shares were withheld and not issued for a cost of $2.5 million and in 2014, 435 thousand shares were withheld and not issued for a cost of $2.7 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended January 1, 2016, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 1,	January 2,	December 27,	December 28,	December 30,
	2016	2015	2013	2012	2011
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$234,581	$213,519	$200,391	$199,749	$186,676
Reimbursements	26,359	23,218	23,439	22,987	22,387
Total revenue (1)	260,940	236,737	223,830	222,736	209,063
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (2)	147,024	138,958	130,456	125,912	115,719
Reimbursable expenses	26,359	23,218	23,439	22,987	22,387
Total cost of service	173,383	162,176	153,895	148,899	138,106
Selling, general and administrative costs	65,632	61,386	54,208	56,997	54,058
Bargain purchase gain from acquisition (3)	—	(3,015)	—	—	—
Restructuring costs (benefit)	—	3,604	—	(211)	—
Total costs and operating expenses	239,015	224,151	208,103	205,685	192,164
Operating income	21,925	12,586	15,727	17,051	16,899
Other income (expense):
Interest (expense) income, net (4)	(409)	(620)	(465)	(610)	33
Income from continuing operations before income taxes	21,516	11,966	15,262	16,441	16,932
Income tax expense (benefit) (5)	7,707	2,255	6,398	(478)	(4,495)
Income from continuing operations	13,809	9,711	8,864	16,919	21,427
(Loss) income from discontinued operations	—	—	(135)	(222)	342
Net income	$13,809	$9,711	$8,729	$16,697	$21,769

Basic net income per common share:
Income per common share from continuing operations	$0.47	$0.34	$0.29	$0.54	$0.54
(Loss) income per common share from discontinued operations	—	—	—	(0.01)	0.01
Net income per common share	$0.47	$0.34	$0.29	$0.53	$0.55

Diluted net income per common share:
Income per common share from continuing operations	$0.43	$0.33	$0.28	$0.51	$0.51
(Loss) income per common share from discontinued operations	—	—	(0.01)	(0.01)	0.01
Net income per common share	$0.43	$0.33	$0.27	$0.50	$0.52

Weighted average common shares outstanding:
Basic	29,620	28,718	30,283	31,704	39,895
Diluted	31,968	29,881	32,116	33,511	41,875

Consolidated Balance Sheet Data:
Cash and cash equivalent	$23,503	$14,608	$18,199	$16,906	$32,936
Restricted cash	$—	$—	$354	$683	$885
Working capital	$17,375	$15,418	$20,767	$19,020	$35,038
Total assets	$160,379	$149,598	$145,188	$149,180	$160,451
Long-term debt	$—	$18,263	$19,029	$22,105	$—
Shareholders' equity	$102,144	$89,788	$93,176	$94,726	$130,248
Dividends paid/declared per share	$0.20	$0.12	$0.10	$0.10	$—

(1)	In January 2014, we acquired Technolab, an EPM AMS business. As a result of the acquisition, our 2014 results of operations included $10.3 million in total revenue from Technolab.
(2)	Fiscal year 2014 includes acquisition-related compensation expense of $4.3 million from the acquisition of Technolab, an EPM AMS business.
(3)	Fiscal year 2014 includes a bargain purchase gain from the acquisition of Technolab, an EPM AMS business. See Note 15 to our consolidated financial statements included in this Annual Report.
(4)

Interest expense relates to interest on outstanding borrowings under our Credit Facility which was entered into in February 2012. See Note 8 to our consolidated financial statements included in this annual report.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 12,000 benchmark and performance studies over 22 years at over 4,300 of the world’s leading companies.

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

 Business Combinations

For transactions that are considered business combinations, we utilize fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A bargain purchase gain on an acquisition occurs when the net of the estimated fair value of the assets acquired and liabilities assumed exceeds the consideration paid.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP and AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2015 and determined that goodwill was not impaired.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2015, 2014 and 2013 ended on January 1, 2016, January 2, 2015 and December 27, 2013, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro forma”, which is unaudited.

References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition-related income and expense, restructuring charges and assumes a normalized tax rate.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts), as well as related adjusted non-GAAP information.

	Twelve Months Ended
	January 1,		January 2,		December 27,
	2016		2015		2013
Revenue:
Revenue before reimbursements	$234,581	100%	$213,519	100%	$200,391	100%
Reimbursements	26,359		23,218		23,439
Total revenue	260,940		236,737		223,830

Costs and expenses:
Cost of service:
Personnel costs	141,665	60%	131,962	62%	127,172	63%
Non-cash stock compensation expense	4,432		2,656		2,453
Acquisition-related stock compensation expense	927		900		831
Acquisition consideration reflected as compensation expense	-		3,440		-
Reimbursable expenses	26,359		23,218		23,439
Total cost of service	173,383		162,176		153,895

Selling, general and administrative costs	58,423	25%	56,240	26%	50,583	25%
Non-cash stock compensation expense	2,344		2,337		2,358
SARs-related non-cash compensation expense	2,658		477		477
Acquisition-related costs	-		120		188
Amortization of intangible assets	2,207		2,212		602
Total selling, general, and administrative expenses	65,632	28%	61,386	29%	54,208	27%

Bargain purchase gain from acquisition	-		(3,015)		-
Restructuring costs	-		3,604		-
Total costs and operating expenses	239,015		224,151		208,103
Income from operations	21,925	9%	12,586	6%	15,727	8%
Other income (expense):
Interest income	3		6		7
Interest expense	(412)		(626)		(472)
Income from continuing operations before income taxes	21,516	9%	11,966	6%	15,262	8%
Income tax expense	7,707	3%	2,255	1%	6,398	3%
Income from continuing operations	13,809		9,711		8,864
Loss from discontinued operations	-		-		(135)
Net income	$13,809	6%	$9,711	5%	$8,729	4%

Diluted net income per common share	$0.43		$0.33		$0.27

Adjusted non-GAAP data (unaudited):
Income from continuing operations before income taxes	$21,516		$11,966		$15,262
Bargain purchase gain from acquisition	-		(3,015)		-
Non-cash stock compensation expense	6,776		4,993		4,811

SARs-related non-cash compensation expense	2,658		477		477
Acquisition-related stock compensation expense	927		900		831
Acquisition-related compensation expense	-		3,440		-
Acquisition-related costs	-		120		188
Restructuring costs	-		3,604		-
Amortization of intangible assets	2,207		2,212		602
Adjusted non-GAAP income before income taxes	34,084		24,697		22,171
Adjusted non-GAAP income tax expense	10,225	30%	7,847	32%	8,868	40%
Adjusted non-GAAP net income	$23,859		$16,850		$13,303

Adjusted non-GAAP diluted net income per share	$0.75		$0.56		$0.41

Adjusted non-GAAP gross margin (1)	$92,916	40%	$81,557	38%	$73,219	37%

(1)	Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

Comparison of 2015 to 2014

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains, restructuring charges and assumes a normalized 30% cash tax rate.

Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices. Our strong results were in spite of weak European results and the unfavorable impact of foreign currency which reduced our adjusted non-GAAP earnings per share by approximately four cents.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The exchange rate fluctuations did have a significant impact on comparisons between 2015 and 2014. Revenue is analyzed based on geographic location of engagement team personnel.

Our total Company revenue increased 10%, or 13% in constant currency, to $260.9 million in 2015, as compared to $236.7 million in 2014. Our strong 2015 results were driven by over 14%  revenue growth from our North American service offerings. Excluding ERP Solutions, which was down 2% in 2015, we achieved 19% growth in our Hackett domestic services, including our EPM group. Our growth in the U.S. is a direct result of several key strategies. First, by growing our “wedge offerings”, or benchmarking and best practice advisory offerings, which leverage our IP for strategic access to leading global companies, led to an increase in downstream consulting revenue growth and higher margins. This is a great example of how the unique value of our IP extends through our consulting offerings. Second,  by consolidating several of our Hackett practices, we have seen improvement in collaboration and cross-selling which has allowed us to serve clients more broadly. As an example, revenue from our top twenty U.S. clients this year grew over 50% from the prior year. Third, by continuing to add and upgrade talent, as well as, building a more efficient resource pyramid and delivery model, we have improved gross margins despite headcount increases.  Fourth,  even though it did not influence our 2015 results, by identifying new channels with our strategic partners with focus on our IP, we expect to open up new recurring revenue and high margin offerings that could redefine our organizational model as the first true performance improvement “IP as a service business” during the next five years.

Our domestic growth was partially offset by weak European revenue which has decreased 8% year over year, but increased 4% on a constant currency basis.  Our international revenue accounted for 16%, or 17% in constant currency, of our total revenue in 2015, as compared to 19% in 2014.

Reimbursements as a percentage of total revenue were 10% during both 2015 and 2014. In 2015 and 2014, no customer accounted for more than 5% of our total revenue.

Total Cost of Service. Cost of service consists of personnel costs, which are comprised of salaries, benefits incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs relating to the acquisition of Technolab, an EPM AMS business that we acquired in the first quarter of 2014; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Adjusted non-GAAP personnel costs increased 7% to $141.7 million in 2015 from $132.0 million in 2014. The increase in the absolute dollar amount was primarily a result of increased employee headcount and higher subcontractor costs to support increasing revenue, as well as, higher incentive compensation costs commensurate with Company performance. Total adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 60% in 2015, as compared to 62% in 2014, due to the improved leverage from increased revenue.

The total Company adjusted non-GAAP gross margin was 40% of net revenues in 2015, as compared to 38% in the previous year.

Non-cash compensation expense, included in cost of sales, increased $1.8 million in 2015, as compared to 2014, primarily due to the impact of historical equity awards on the current year.

Selling, General and Administrative (“SG&A”). Adjusted non-GAAP SG&A costs increased 4% to $58.4 million in 2015, from $56.2 million in 2014 primarily due to higher selling-related expenses and incentive compensation accruals commensurate with Company performance. Adjusted non-GAAP SG&A costs as a percentage of revenue before reimbursements were 25% in 2015 and 26% in 2014 due to the improved leverage from increased revenue.

SARs-related non-cash compensation expense, included in total SG&A, increased $2.2 million in 2015, as compared to 2014, due to the non-recurring, non-cash stock compensation expense related to the performance-based SARs awards tied to the achievement of the pro-forma EBITDA performance target. This expense represented 100% of the non-cash compensation expense for these equity awards. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization of Intangible Assets.  Amortization expense was $2.2 million in both 2015 and 2014. The amortization expense in 2015 and 2014 was primarily due to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab International Corporation (“Technolab”).

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab.  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one year profitability based earn-out.  The amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, were accounted for as compensation expense. During the quarter ended October 2, 2015, we settled the contingent earn-out with cash and issued equity in accordance with the purchase agreement.

Restructuring Costs. During 2014, we recorded restructuring costs of $3.6 million, primarily for reductions in consultants and office leases in Europe. These actions were taken to reduce the impact on our consolidated results from the continued volatility in demand in our European markets.

Income Taxes. In 2015, we recorded income tax expense of $7.7 million, which reflected an effective tax rate of 35.8% for certain federal, foreign and state taxes. In 2014, we recorded income tax expense of $2.3 million, which reflected an effective tax rate of 18.8% for certain federal, foreign and state taxes.  Excluding the one-time purchase accounting benefit from the 2014 acquisition, our effective tax rate was 30.7%.

For tax purposes, as of January 1, 2016, we had a total of $7.6 million of foreign net operating loss carry forwards, primarily in the U.K. and $2.3 million of U.S. state net operating loss carryforwards. We have fully utilized our U.S. federal net operating loss carryforwards in the fourth quarter of 2015.

Comparison of 2014 to 2013

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains, restructuring charges and assumes a normalized 30% cash tax rate.

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

Revenue. Our 2013 results were severely disrupted in the fourth quarter by the significant drop in European revenues offset the solid gains achieved in the U.S. during that year. The weak European performance carried into 2014, so we acted swiftly and took the necessary actions in Europe to reduce our operating costs consistent with the marketplace’s demand volatility. In the first quarter we also closed an important acquisition in the AMS area which strongly complements our market leading EPM transformation and technology implementation capabilities. These actions, along with other investments we made in 2013 to increase our sales in our strategically important Benchmarking and Executive Advisory groups, which further impacted the performance of our Business Transformation groups in the U.S., helped to position us for success in 2014.

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

Total Cost of Service. Cost of service consists of personnel costs, which are comprised of salaries, benefits incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs relating to the EPM AMS business acquired in January 2014; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Adjusted non-GAAP personnel costs increased 4% to $132.0 million, or 62% of net revenues, in 2014 from $127.2 million, or 63% of net revenues in 2013. The increase was primarily a result of the increased headcount due to the acquisition of the EPM AMS business in January 2014. Excluding the incremental personnel costs as a result of the acquisition, total personnel costs decreased less than 1% to $126.9 million, or 62% of net revenues. This decrease was primarily due to lower European personnel costs and the transition to a more traditional resource model.

As a result, total Company adjusted non-GAAP gross margin was 38% of net revenues, as compared to 37% in the previous year.

Selling, General and Administrative. Adjusted non-GAAP SG&A costs increased 11% to $56.2 million in 2014, or 26% of net revenues, from $50.6 million, or 25% of net revenues, in 2013.  The one percent increase is primarily due to increased incentive compensation accruals and selling costs commensurate with our improved Company performance.

Amortization of Intangible Assets.  Amortization expense increased to $2.2 million in 2014, as compared to $0.6 million in 2013, as a result of intangible assets acquired as part of the EMP AMS acquisition in January 2014.

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab.  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one year profitability based earn-out.  The amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, were accounted for as compensation expense.

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

Liquidity and Capital Resources

As of January 1, 2016 and January 2, 2015, we had $23.5 million and $14.6 million of cash and cash equivalents, respectively. We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	January 1,	January 2,
	2016	2015
Cash flows provided by operating activities	$36,177	$18,759
Cash flows used in investing activities	$(3,002)	$(5,098)
Cash flows used in financing activities	$(24,237)	$(17,282)

Cash Flows from Operating Activities

Net cash provided by operating activities was $36.2 million in 2015, as compared $18.8 million in 2014. The increase in the cash flows from operations primarily related to higher net income adjusted for non-cash items and increases in liabilities primarily due to incentive compensation accruals and dividends payable. These increases were partially offset by an increase in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.0 million in 2015, as compared to $5.1 million in 2014. The higher usage of cash in 2014 was primarily attributable to net cash consideration paid for the EPM AMS acquisition. Both periods include approximately $3.0 million in capital expenditures on the continued development of the benchmark technology and hardware purchases.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.2 million in 2015 and $17.3 million in 2014. The usage of cash in 2015 was primarily related to the full payoff of the debt of $18.3 million, total stock repurchases of $3.8 million, including $1.4 million under the Board open market purchase authorization and $2.4 million to satisfy employee net vesting obligations, and $3.1 million of dividend payments. The usage of cash in 2014 was primarily related to total stock repurchases of $13.7 million, including $11.0 million under the Board open market purchase authorization and $2.7 million to satisfy employee net vesting obligations, as well as $3.5 million of dividend payments and $1.0 million net debt pay-down.

There were no material capital commitments as of January 1, 2016 and no future Revolver or Amended Term Loan principal payments.  As of January 1, 2016, the debt facility was paid off in full. The following table summarizes our future lease commitments under our non-cancelable operating leases as of January 1, 2016 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	—	—	—	—	—
Operating lease obligations	8,501	1,921	2,899	2,194	1,487
Total	$8,501	$1,921	$2,899	$2,194	$1,487

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our Revolver or Amended Term Loan, as such amounts vary and cannot be estimated. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 1, 2016.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 1, 2016, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2015 results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Hackett Group, Inc.

We have audited the accompanying consolidated balance sheet of The Hackett Group, Inc. as of January 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year ended January 1, 2016. Our audit also included the financial statement schedule of The Hackett Group, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. as of January 1, 2016, and the results of their operations and their cash flows for the year ended January 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.'s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2016 expressed an unqualified opinion on the effectiveness of The Hackett Group, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Fort Lauderdale, Florida

March 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of The Hackett Group, Inc. as of January 2, 2015 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended January 2, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. at January 2, 2015, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO USA, LLP
March 18, 2015	Certified Public Accountants

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1,	January 2,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,503	$14,608
Accounts receivable and unbilled revenue, net of allowance of $1,881 and $1,330
at January 1, 2016 and January 2, 2015, respectively	42,046	37,421
Prepaid expenses and other current assets	1,938	1,839
Total current assets	67,487	53,868
Property and equipment, net	14,102	13,753
Other assets	4,206	6,548
Goodwill	74,584	75,429
Total assets	$160,379	149,598
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,300	$7,549
Accrued expenses and other liabilities	41,812	30,901
Total current liabilities	50,112	38,450
Non-current deferred tax liability, net	8,123	3,097
Long-term debt	—	18,263
Total liabilities	58,235	59,810
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 53,847,479 and 53,203,395
shares issued at January 1, 2016 and January 2, 2015, respectively	54	53
Additional paid-in capital	272,887	264,912
Treasury stock, at cost, 24,138,694 and 23,989,776 shares at January 1, 2016 and
January 2, 2015, respectively	(92,691)	(91,335)
Accumulated deficit	(70,134)	(77,677)
Accumulated other comprehensive loss	(7,972)	(6,165)
Total shareholders' equity	102,144	89,788
Total liabilities and shareholders' equity	$160,379	$149,598

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Revenue:
Revenue before reimbursements	$234,581	$213,519	$200,391
Reimbursements	26,359	23,218	23,439
Total revenue	260,940	236,737	223,830
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $5,359, $3,556 and $3,284 of stock compensation
expense in 2015, 2014 and 2013, respectively)	147,024	138,958	130,456
Reimbursable expenses	26,359	23,218	23,439
Total cost of service	173,383	162,176	153,895
Selling, general and administrative costs
(includes $5,002, $2,814 and $2,835 of stock compensation
expense in 2015, 2014 and 2013, respectively)	65,632	61,386	54,208
Bargain purchase gain from acquisition	—	(3,015)	—
Restructuring cost	—	3,604	—
Total costs and operating expenses	239,015	224,151	208,103
Operating income	21,925	12,586	15,727
Other income (expense):
Interest income	3	6	7
Interest expense	(412)	(626)	(472)
Income from continuing operations before income taxes	21,516	11,966	15,262
Income tax expense	7,707	2,255	6,398
Income from continuing operations	13,809	9,711	8,864
Loss from discontinued operations	—	—	(135)
Net income	$13,809	$9,711	$8,729
Basic net income per common share:
Income per common share from continuing operations	$0.47	$0.34	$0.29
Loss per common share from discontinued operations	—	—	—
Net income per common share	$0.47	$0.34	$0.29
Diluted net income per common share:
Income per common share from continuing operations	$0.43	$0.33	$0.28
Loss per common share from discontinued operations	—	—	(0.01)
Net income per common share	$0.43	$0.33	$0.27
Weighted average common shares outstanding:
Basic	29,620	28,718	30,283
Diluted	31,968	29,881	32,116

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Net income	$13,809	$9,711	$8,729
Foreign currency translation adjustment	(1,807)	(1,714)	53
Total comprehensive income	$12,002	$7,997	$8,782

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	Equity
Balance at December 28, 2012	52,236	$52	$263,135	(21,171)	$(74,444)	$(89,513)	$(4,504)	$94,726
Issuance of common stock	890	1	(95)	—	—	—	—	(94)
Treasury stock purchased	—	—	—	(1,018)	(5,962)	—	—	(5,962)
Common stock purchased through
Tender Offer	(983)	(1)	(7,169)	—	—	—	—	(7,170)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	5,990	—	—	—	—	5,990
Dividend payment	—	—	—	—	—	(3,096)	—	(3,096)
Net income	—	—	—	—	—	8,729	—	8,729
Foreign currency translation	—	—	—	—	—	—	53	53
Balance at December 27, 2013	52,143	$52	$261,861	(22,189)	$(80,406)	$(83,880)	$(4,451)	$93,176
Issuance of common stock	1,060	1	(1,837)	—	—	—	—	(1,836)
Treasury stock purchased	—	—	—	(1,800)	(10,929)	—	—	(10,929)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	4,888	—	—	—	—	4,888
Dividend payment	—	—	—	—	—	(3,508)	—	(3,508)
Net income	—	—	—	—	—	9,711	—	9,711
Foreign currency translation	—	—	—	—	—	—	(1,714)	(1,714)
Balance at January 2, 2015	53,203	$53	$264,912	(23,989)	$(91,335)	$(77,677)	$(6,165)	$89,788
Issuance of common stock	644	1	(1,543)	—	—	—	—	(1,542)
Treasury stock purchased	—	—	—	(149)	(1,356)	—	—	(1,356)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,518	—	—	—	—	9,518
Dividends paid or declared	—	—	—	—	—	(6,266)	—	(6,266)
Net income	—	—	—	—	—	13,809	—	13,809
Foreign currency translation	—	—	—	—	—	—	(1,807)	(1,807)
Balance at January 1, 2016	53,847	$54	$272,887	(24,138)	$(92,691)	$(70,134)	$(7,972)	$102,144

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Cash flows from operating activities:
Net income	$13,809	$9,711	$8,729
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	2,582	2,357	1,883
Amortization expense	2,207	2,212	602
Amortization of debt issuance costs	98	95	96
Provision for doubtful accounts	89	785	742
Loss (gain) on foreign currency transactions	170	8	(4)
Restructuring costs	—	3,604	—
Non-cash stock compensation expense	10,361	6,370	6,119
Acquisition consideration reflected as compensation expense	(3,440)	—	—
Bargain purchase gain from acquisition	—	(3,015)	—
Deferred income tax expense	5,026	1,949	5,705
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable and unbilled revenue	(4,761)	(2,848)	1,841
Decrease in prepaid expenses and other assets	312	42	514
Increase (decrease) in accounts payable	390	(171)	369
Increase (decrease) in accrued expenses and other liabilities	9,334	(2,340)	(1,164)
Net cash provided by operating activities	36,177	18,759	25,432
Cash flows from investing activities:
Purchases of property and equipment	(3,002)	(3,097)	(2,068)
Cash consideration paid for acquisition	—	(2,877)	—
Cash acquired in acquisition	—	522	—
Decrease in restricted cash	—	354	329
Net cash used in investing activities	(3,002)	(5,098)	(1,739)
Cash flows from financing activities:
Proceeds from borrowings	2,500	10,500	11,002
Payment of debt borrowings	(20,763)	(11,487)	(16,974)
Debt issuance costs	(14)	(22)	(129)
Dividends paid	(3,067)	(3,508)	(3,096)
Proceeds from issuance of common stock	945	937	1,080
Repurchases of common stock	(3,838)	(13,702)	(14,305)
Net cash used in financing activities	(24,237)	(17,282)	(22,422)
Effect of exchange rate on cash	(43)	30	22
Net increase (decrease) in cash and cash equivalents	8,895	(3,591)	1,293
Cash and cash equivalents at beginning of year	14,608	18,199	16,906
Cash and cash equivalents at end of year	$23,503	$14,608	$18,199
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$268	$893	$684
Cash paid for interest	$335	$538	$338

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm to global companies. Services include business transformation, enterprise performance management,  working capital management, and global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle EPM and SAP practices.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2015, 2014 and 2013 ended on January 1, 2016,  January 2, 2015 and December 27, 2013, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

As of January 1, 2016 and January 2, 2015, the Company did not have any restricted cash balances.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivable and critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend program in the amount of $0.10 per share. In 2014, the Company’s Board of Directors approved an increase in the annual dividend payment from $0.10 per share to $0.12 per share. In 2015, the Company’s Board of Directors approved an increase in the annual dividend payment from $0.12 to $0.20 per share, to be paid semi-annually.  Subsequent to fiscal 2015, the Company’s Board of Directors approved an increase in the annual dividend to $0.26 per share, to be paid semi-annually. The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

 Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to ten years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the consolidated statements of operations.

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

Business Combinations

For transactions that are considered business combinations, the Company utilizes fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available. A bargain purchase gain on an acquisition occurs when the net of the estimated fair value of the assets acquired and liabilities assumed exceeds the consideration paid.

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

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2015 and 2014 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at December 27, 2013	45,149	31,134	76,283
Foreign currency translation adjustment	(854)	—	(854)
Balance at January 2, 2015	44,295	31,134	75,429
Foreign currency translation adjustment	(845)	—	(845)
Balance at January 1, 2016	$43,450	$31,134	$74,584

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	January 1,	January 2,
	2016	2015
Gross carrying amount	$22,448	$22,448
Accumulated amortization	(18,679)	(16,472)
Foreign currency translation adjustment	33	33
	$3,802	$6,009

All of the Company’s intangible assets are expected to be fully amortized by the end of 2018.  For the year ended January 1, 2016, the Company recorded $2.2 million of amortization expense. The estimated future amortization expense of intangible assets as of January 1, 2016 is as follows: $1.1 million in 2016, $1.3 million in 2017 and $1.4 million in 2018. See Note 15 for further discussion.

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

The Company utilized a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company reports penalties and tax-related interest expense as a component of income tax expense.

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Basic weighted average common shares outstanding	29,620,361	28,718,263	30,283,298
Effect of dilutive securities:
Unvested restricted stock units and common stock subject
to vesting requirements issued to employees	1,617,820	1,152,974	1,809,565
Common stock issuable upon the exercise of stock options and SARs	729,447	9,765	22,802
Dilutive weighted average common shares outstanding	31,967,628	29,881,002	32,115,665

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

There were 0.5 million, 0.3 million and 0.8 million shares of underlying awards granted excluded from the above reconciliation for the years ended 2015, 2014 and 2013, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of January 1, 2016 and January 2, 2015, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2015, 2014 and 2013 no customer accounted for more than 5% of total revenue.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted, however not before December 15, 2016. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued amendments to its guidance which are intended to simplify the balance sheet presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The amendments are effective for annual and interim periods beginning after December 15, 2015 and requires a retrospective transition method. Early adoption is permitted for financial

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

statements that have not been previously issued. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

On November 20, 2015, the FASB issued guidance which requires an entity to present all deferred tax assets and liabilities as non-current in a classified balance sheet. The update becomes effective January 1, 2017, however early adoption is permitted. The Company chose early adoption for the periods presented.

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases in the statement of financial position. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation, including the following:

•

The Company reclassified on the Consolidated Statements of Cash Flows the dollar value of shares having a value equal to tax withholding, which were withheld and never issued. In lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2014 and 2013, $2.7 million and $1.2 million, respectively, related to the net shares withheld was reclassified from cash flows from operations to cash flows from financing activities to conform to current period presentation; and

•

In accordance with new guidance, the Company reclassified its current deferred tax asset to net against the non-current deferred tax liability on the Consolidated Balance Sheet. The impact in 2015 and 2014 was $0.5 million and $2.8 million, respectively.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	January 1,	January 2,
	2016	2015
Accounts receivable	$33,159	$28,154
Unbilled revenue	10,768	10,597
Allowance for doubtful accounts	(1,881)	(1,330)
	$42,046	$37,421

Accounts receivable as of January 1, 2016 and January 2, 2015, is net of uncollected advanced billings. Unbilled revenue as of January 1, 2016 and January 2, 2015 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Property and Equipment, net

	January 1,	January 2,
	2016	2015
Equipment	$6,460	$6,044
Software	24,049	21,604
Leasehold improvements	431	454
Furniture and fixtures	494	498
	31,434	28,600
Less accumulated depreciation	(17,332)	(14,847)
	$14,102	$13,753

Depreciation expense for the years ended January 1, 2016,  January 2, 2015 and December 27, 2013, was $2.6 million, $2.4 million, and $1.9 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 1,	January 2,
	2016	2015
Accrued compensation and benefits	$3,934	$3,266
Accrued bonuses	13,279	7,682
Accrued dividend payable	3,199	—
Accrued restructuring related expenses	—	270
Deferred revenue	11,433	8,896
Accrued Technolab earn-out liability	—	3,440
Accrued sales, use, franchise and VAT tax	1,946	1,977
Other accrued expenses	8,021	5,370
Total accrued expenses and other liabilities	$41,812	$30,901

6. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through December 2024. Rent expense for the years ended January 1, 2016,  January 2, 2015 and December 27, 2013 was $2.2 million, $2.2 million and $1.9 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of January 1, 2016, are as follows (in thousands):

Rental
Payments
2016	$1,921
2017	1,574
2018	1,325
2019	1,266
2020	928
Thereafter	1,487
Total	$8,501

7. Restructuring Costs

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Restructuring Costs (continued)

As of January 1, 2016,  the Company had settled all of its commitments related to employee severance costs and down-sizing of office leases. As of January 2, 2015, the $0.3 million remaining in commitments related to employee severance costs and down-sizing of office leases.

The following tables set forth the detail and activity in the restructuring expense accruals (in thousands):

	Severance and	Exit, Closure
	Other	and
	Employee	Consolidation
	Costs	of Facilities	Total
Accrual balance at December 27, 2013	$—	$134	$134
2014 additions	3,534	70	3,604
2014 expenditures	(3,313)	(155)	(3,468)
Accrual balance at January 2, 2015	$221	$49	$270
2015 additions	—	—	—
2015 expenditures	(221)	(49)	(270)
Accrual balance at January 1, 2016	$—	$—	$—

8. Credit Facility

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

As of January 1, 2016, the Company had paid off its principal amount outstanding in full on the Amended Term Loan and had no balance outstanding under either facility.  As of January 1, 2016, the Company had fully utilized the $30.0 million commitment on the Amended Term Loan, and had approximately $20.0 million available under the Revolver. As of January 2, 2015, the Company had $18.3 million principal amount outstanding on the Amended Term Loan and a zero balance outstanding on the Revolver. Subsequent to year end, the Company borrowed $5.0 million from the Revolver.

The obligations of the Company under the Amended Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of the Company and are secured by substantially all of the existing and future property and assets of the Company (subject to certain exceptions).

The interest rates per annum applicable to loans under the Amended Credit Facility will be at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. As of January 1, 2016, the interest rate per annum was 1.90%. The applicable margin percentage is based on the consolidated leverage ratio. As of January 1, 2016, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Company is subject to certain covenants and exceptions, including total consolidated leverage, fixed cost coverage and liquidity requirements.

In connection with the Credit Facility, the Company incurred $0.6 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the consolidated balance sheet.

The Revolver matures on August 27, 2018, whereas the Amended Term Loan required amortization of principal in equal quarterly payment installments from December 31, 2013 through August 27, 2018. As of January 1, 2016, the Company had prepaid the entirety of the Amended Term Loan mandatory principal amortization and did not have an outstanding balance on its Revolver.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2011 and all significant state, local and foreign matters have been concluded for years through 2011.

The components of income before income taxes are as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Domestic	$16,249	$6,549	$15,823
Foreign	5,267	5,417	(696)
Income before income taxes	$21,516	$11,966	$15,127

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Current tax expense (benefit)
Federal	$2,042	$155	$10
State	463	131	530
Foreign	224	132	103
	2,729	418	643
Deferred tax expense (benefit)
Federal	3,566	200	6,450
State	529	(238)	394
Foreign	883	1,875	(1,089)
	4,978	1,837	5,755
Income tax expense	$7,707	$2,255	$6,398

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
U.S statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	3.0	(0.6)	4.0
Valuation reduction	(0.8)	(1.0)	(0.5)
Meals and entertainment	1.2	2.0	1.7
Foreign rate differential	(3.1)	(10.6)	1.0
Bargain purchase gain	—	(8.7)	—
Foreign exchange loss	(0.2)	0.1	0.4
Other, net	0.7	2.6	0.7
Effective tax rate	35.8%	18.8%	42.3%

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	January 1,	January 2,
	2016	2015
Deferred income tax assets:
Allowance for doubtful accounts	$436	$518
Net operating loss and tax credits carryforward	3,229	9,283
Accrued expenses and other liabilities	4,943	3,160
	8,608	12,961
Valuation allowance	(1,287)	(1,452)
	7,321	11,509
Deferred income tax liabilities:
Depreciation	(4,929)	(4,628)
Tax over book amortization on goodwill and intangibles	(10,204)	(9,872)
Other items	(311)	(106)
	(15,444)	(14,606)
Net deferred income tax liability	$(8,123)	$(3,097)

As of January 1, 2016, the Company had $2.3 million of U.S. state net operating loss carryforwards. Additionally, at January 1, 2016, the Company had $7.6 million of foreign net operating loss carryforwards, of which $3.1 million related to operations in the U.K., $1.1 million related to operations in France and $0.5 million related to operations in Germany. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At January 1, 2016 and January 2, 2015, the Company had a valuation allowance of $1.3 million and $1.5 million, respectively, to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

The undistributed earnings in foreign subsidiaries of approximately $2.5 million are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which it operates. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended January 1, 2016 and January 2, 2015 the total amount of accrued income tax-related interest and penalties was $202 thousand and $357 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the years ended January 1, 2016 and January 2, 2015 (in thousands):

	Year Ended
	January 1,	January 2,
	2016	2015
Beginning balance	$792	$716
Additions based on tax positions	15	76
Reduction for prior year tax deductions	(95)	—
Ending balance	$712	$792

As of January 1, 2016 and January 2, 2015, the ASC 740-10 liability of $0.7 million and $0.8 million, respectively, was classified as a current liability and included in the current portion of the accrued expenses and other liabilities in the accompanying consolidated balance sheets.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of January 1, 2016 and January 2, 2015 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the years ended January 1, 2016, January 2, 2015 and December 27, 2013 is as follows:

	Year Ended

	January 1,	January 2,	December 27,
	2016	2015	2013
Restricted stock units	$6,776	$4,994	$4,864
Stock options and stock appreciation rights	2,658	477	477
Common stock subject to vesting requirements	927	899	778
	$10,361	$6,370	$6,119

The number of shares available for future issuance under the Company's stock plans as of January 1, 2016 were 2,199,778. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.

Stock option activity under the Company’s stock option plans for the year ended January 1, 2016 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 2, 2015	297,667	$4.00
Exercised	(67,500)	3.99
Forfeited or expired	—	—
Outstanding as of January 1, 2016	230,167	$4.00	6.20	$2,778,178
Exercisable at January 1, 2016	90,167	$4.00	6.21	$1,088,378

A summary of the Company’s stock option activity for the years ended January 2, 2015 and December 27, 2013 was as follows:

	January 2, 2015		December 27, 2013
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	366,714	$4.39	3,898,864	$4.34
Exercised	(8,750)	4.04	(109,683)	4.29
Forfeited or expired (1)	(60,297)	6.35	(3,422,467)	4.33
Outstanding at end of year	297,667	$4.00	366,714	$4.39
Exercisable at end of year	17,667	$3.96	86,714	$5.63

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

Other information pertaining to stock option activity during the years ended January 1, 2016,  January 2, 2015 and December 27, 2013 was as follows (in thousands):

	Year Ended
	January 1, 2016	January 2, 2015	December 27, 2013
Total intrinsic value of stock options exercised	$660	$36	$163

The following table summarizes information about the Company’s stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 - $4.00	230,167	6.20	$4.00	90,167	$4.00

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $1.31.  One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth.  Pro forma EBITDA is defined as pro forma earnings before interest, taxes and depreciation. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

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

The SARs related to the pro forma EPS target were earned and vested in the first quarter of 2015 with the Audit Committee’s approval of the Company’s 2014 financial statements and the SARs related to the pro forma EBITDA target were earned and vested in the first quarter of 2016 with the Audit Committee’s approval of the Company’s 2015 financial statements. As of January 1, 2016, no SARs had been exercised.

In addition, 470,000 vested stock options were surrendered and replaced with SARs with an extended life during 2013.  Subsequently, in 2014, the extended life of the SARS was rescinded and the SARS expired unexercised.

SAR activity for the year ended January 1, 2016 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of January 2, 2015	2,916,563	$4.00	$1.31
Expired	—	—	—
Outstanding as of January 1, 2016	2,916,563	$4.00	$1.31
Exercisable at January 1, 2016	1,458,282	$4.00	$0.96

The following assumptions were used to determine the fair value of the SARs granted to employees in 2013:

Expected volatility	43%
Risk-free rate	0.35% - 1.00%
Expected term (in years)	2-6

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

As of January 1,  2016,  100% of total outstanding options and SARs were performance-based. The Company recorded $2.7 million of compensation expense in 2015 and $0.5 million in both 2014 and 2013,  related to these options and SARs.  As of January 1, 2016, all stock compensation expense related to the outstanding options and SARs had been expensed.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second,  third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended January 1, 2016, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 2, 2015	2,315,213	$5.41
Granted	741,806	8.50
Vested	(865,881)	4.53
Forfeited	(55,902)	5.19
Nonvested balance as of January 1, 2016	2,135,236	$6.85

The Company recorded restricted stock units based compensation expense of $6.8 million, $5.0 million and $4.9 million in 2015, 2014 and 2013, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of January 1, 2016, there was $6.9 million of total restricted stock units compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.74 years.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended January 1, 2016 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 2, 2015	264,474	$7.54
Granted	483,051	9.44
Vested	—	—
Nonvested balance as of January 1, 2016	747,525	$8.77

Common stock subject to vesting requirements of $4.6 million was issued in 2015 in relation to the equity portion of the Technolab earn-out.  These shares are be subject to a four year vesting period.

The Company recorded compensation expense of $0.9 million, $0.9 million and $0.8 million, during the years ended January 1, 2016,  January 2, 2015 and December 27, 2013, respectively, related to common stock subject to vesting requirements. As of January 1, 2016, there was $4.2 million of total stock based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

11. Shareholders’ Equity

Tender Offer

On August 28, 2013, the Company announced a tender offer to purchase up to $35.75 million in value of shares of its common stock, $0.001 par value per share, at a price not greater than $6.50 nor less than $5.75 per share, to the seller in cash, less any applicable withholding taxes and without interest (the "Offer"). On September 26, 2013, the Company amended the Offer (the "Amended Offer")

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

to increase the price range at which it would purchase its common stock to a range of not greater than $7.00 nor less than $6.50 per share and to decrease the dollar amount of the Offer to $25.0 million. The Amended Offer was completed on October 15, 2013, with the Company purchasing approximately 1.0 million shares of its common stock at a purchase price of $7.00 per share, for an aggregate cost of approximately $6.9 million, excluding fees and expenses related to the Amended Offer. The 1.0 million shares represented approximately 3% of the Company's issued and outstanding shares of common stock at that time. The Company financed the Amended Offer from borrowings under the Amended Term Loan under its existing Credit Facility. See Note 8 for further detail.

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. The Employee Stock Purchase Plan expires on July 1, 2018. A total of 4,275,000 shares of common stock are available for purchase under the plan with a limit of 400,000 shares of common stock to be issued per offering period. For plan years 2015, 2014, and 2013, 48,356 shares, 94,333 shares and 113,905 shares, respectively, were issued.

    Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $90.0 million of the Company’s common stock, thereby increasing the total program size to $95.0 million as of January 1, 2016.  As of January 1, 2016, the Company had effected cumulative purchases under the plan of $92.7 million, leaving $2.3 million available for future purchases.  Subsequent to January 1, 2016, the Company’s Board of Directors approved an additional $5.0 million repurchase authorization, increasing the total program size to $100.0 million. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offers.    During 2015 and 2014, the Company repurchased 0.1 million and 1.8 million shares of its common stock, respectively, at an average price per share of $9.10 and $6.07, respectively, for a total cost of $1.4 million and $11.0 million, respectively. As of January 1, 2016 and January 2, 2015, the Company had repurchased 24.1 million and 24.0 million shares of its common stock, respectively, at an average price of $3.84 and $3.81 per share, respectively.  In addition, subsequent to year end, the Company has bought back 0.3 million of its common stock at an average price per share of $13.83 for a total cost of $4.2 million, leaving $3.1 million available for future purchases as of March 10, 2016.  The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf.  In 2015 and 2014, 297 thousand shares were withheld and not issued for a cost of $2.5 million and 435 thousand shares were withheld and not issued for a cost of $2.7 million, respectively. Subsequent to January 1, 2016, 253 thousand shares have been withheld for a total cost of $3.5 million.

 Dividends

In December 2012, the Company announced an annual dividend program of $0.10 per share. In December 2012 and 2013,  the Company paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close of business on December 20, 2012 and on December 10, 2013, respectively.  In 2014, the Company increased the dividend to $0.12 per share, or $3.5 million, to shareholders of record as of close of business on December 10, 2014. In 2015, the Company increased the annual dividend to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders of record on June 29, 2015 and December 28, 2015, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2015 was paid in January 2016. Subsequent to January 1, 2016, the Company increased its annual dividend to $0.26 per share to be paid on a semi-annual basis.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2015,  2014 and 2013, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.3 million for each of the fiscal years ended January 1, 2016, January 2, 2015 and December 27, 2013.

13. Transactions with Related Parties

There were no related party transactions in 2015,  2014 or 2013.

14. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

15. Acquisition

During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab"), an EPM AMS business.

At closing, the seller received $3.0 million in cash, not subject to vesting, and $1.0 million in shares subject to vesting, which is being recorded as non-cash compensation over the service vesting period. The seller also had the ability to earn an additional $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability-based earn-out contingent upon actual results achieved. The entire cash portion of the earn-out was recorded as compensation expense in 2014. The stock portion of the earn-out is being recorded as compensation expense over the service vesting period. During the third quarter of 2015, the Company settled the contingent earn-out with cash and stock issuances in accordance with the agreement.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisition (continued)

The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the intangible assets acquired from Technolab:

Category	Amount (in thousands)	Useful Life (in years)

Customer Base	$4,727	5
Trade Name	115	2
Customer Backlog	2,031	2
Non-Compete	876	5
	$7,749

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
Revenue:
North America	$218,719	$190,050	$179,539
International (primarily European countries)	42,221	46,687	44,291
Total revenue	$260,940	$236,737	$223,830

Long-lived assets are attributed to geographic areas as follows (in thousands):

	January 1,	January 2,
	2016	2015
Long-lived assets:
North America	$78,230	$80,152
International (primarily European countries)	14,662	15,578
Total long-lived assets	$92,892	$95,730

As of January 1, 2016,  January 2, 2015 and December 27, 2013, foreign assets included $14.1 million, $15.0 million and $15.8 million, respectively, of goodwill related to the REL and Archstone acquisitions, in fiscal 2005 and 2009, respectively.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The ERP Solutions group encompasses SAP ERP (in thousands):

	Year Ended
	January 1,	January 2,	December 27,
	2016	2015	2013
The Hackett Group	$221,341	$196,145	$184,112
ERP Solutions	39,599	40,592	39,718
Total revenue	$260,940	$236,737	$223,830

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended January 1, 2016 and January 2, 2015 (in thousands, except per share data):

	Quarter Ended
	April 3, 2015	July 3, 2015	October 2, 2015	January 1, 2016
Total revenue	$54,905	$59,423	$59,992	$60,261
Operating income (1)	$4,635	$6,049	$4,943	$6,298
Income from continuing operations (1)	$4,497	$5,940	$4,842	$6,237
Net income (1)	$3,005	$3,691	$3,058	$4,055

Basic net income per common share (3)	$0.11	$0.13	$0.11	$0.14

Diluted net income per common share (3)	$0.10	$0.12	$0.10	$0.12

	Quarter Ended
	March 28, 2014	June 27, 2014	September 26, 2014	January 2, 2015
Total revenue	$49,418	$55,000	$54,550	$54,551
Operating income (2)	$410	$3,966	$3,986	$4,224
Income from continuing operations (2)	$287	$3,801	$3,815	$4,063
Net income (2)	$405	$2,828	$2,936	$3,542

Basic net income per common share (3)	$0.01	0.10	0.10	$0.13

Diluted net income per common share (3)	$0.01	$0.09	$0.10	$0.12

(1)

Fiscal quarters ended October 2, 2015 and January 1, 2016, each include $1.3 million of non-recurring, non-cash stock compensation expense related to the performance-based SARs awards tied to the achievement of the pro-forma EBITDA performance target.

(2)	The fiscal quarter ended March 28, 2014, includes a bargain purchase gain from the acquisition of the Technolab EPM AMS of $3.0 million and restructuring costs of $3.6 million.
(3)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED JANUARY 1, 2016, JANUARY 2, 2015 AND DECEMBER 27, 2013

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended January 1, 2016	$1,330	694	(143)	$1,881
Year Ended January 2, 2015	$1,674	785	(1,129)	$1,330
Year Ended December 27, 2013	$1,251	742	(319)	$1,674

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On May 20, 2015, the Audit Committee of the Board of Directors of The Hackett Group, Inc. (the “Company” dismissed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, effective immediately.

      The audit reports of BDO on the consolidated financial statements of the Company as of and for the fiscal years ended January 2, 2015 and December 27, 2013 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the fiscal years ended January 2, 2015 and December 27, 2013, and through May 20, 2015, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in its reports on the financial statements for such years, except for the disagreement described below and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness identified below.

    As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2015 (the “2014 Form 10-K”), we acquired and accounted for certain assets and liabilities of Technolab International Corporation (“Technolab”) during the first quarter of 2014. No issues were raised regarding the Company’s accounting for this transaction by BDO during BDO’s initial review of the transaction during the first quarter. However, BDO’s position changed subsequent to fiscal year-end during the course of its annual audit. The Company’s management initially disagreed with the subsequent position taken by BDO related to the accounting for this transaction, but the Company ultimately accounted for the transaction in accordance with BDO’s subsequent position. The Company’s management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by the 2014 Form 10-K. However, BDO’s report on management’s assessment on the Company’s internal control over financial reporting identified a material weakness specifically related to accounting for Technolab acquisition discussed above. The description of the material weakness identified by BDO and management’s assessment of the Company’s internal control over financial reporting contained in Item 9A of the 2014 Form 10-K are incorporated herein by reference. The Audit Committee discussed with BDO the disagreement over the accounting for the Technolab acquisition as well as the material weakness identified by BDO in its report. The Company has authorized BDO to respond fully to the inquiries of the successor independent registered accounting firm concerning the accounting for the Technolab acquisition and the related material weakness.

On May 22, 2015, following the conclusion of a competitive process managed by the Audit Committee, the Company engaged McGladrey LLP, now known as RSM US LLP (“RSM”), as its independent registered public accounting firm for the fiscal year ending January 1, 2016. During the fiscal years ended January 2, 2015 and December 27, 2013 and through May 22, 2015, neither the Company, nor anyone on its behalf, had consulted RSM with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided to the Company that RSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM  9A.CONTROLS AND PROCEDURES

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

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s DCP as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended January 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended January 1, 2016.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of January 1, 2016, and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Hackett Group, Inc.

We have audited The Hackett Group, Inc.'s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Hackett Group, Inc. as of January 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of The Hackett Group, Inc. for the year ended January 1, 2016 and our report dated March 16, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Fort Lauderdale, Florida

March 16, 2016

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

ITEM  11.EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 60.

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 16, 2016.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2016
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2016
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 16, 2016
David N. Dungan

/s/ Richard Hamlin	Director	March 16, 2016
Richard Hamlin

/s/ John R. Harris	Director	March 16, 2016
John R. Harris

/s/ Edwin A. Huston	Director	March 16, 2016
Edwin A. Huston

/s/ Robert A. Rivero	Director	March 16, 2016
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 16, 2016
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.2	Amended and Restated Bylaws of the Registrant, as amended.
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

10.5	AnswerThink Consulting Group, Inc. Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (333-108640)).
10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).
10.9	Amendment to Employment Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).
10.10	Amendment to Employment Agreement between Answerthink, Inc. and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).
10.12	Amendment dated June 10, 2005 to Executive Agreement between Answerthink, Inc. and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.16	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).
10.17	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.18	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.19	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez.
10.20	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan.
10.21

Credit Agreement dated February 21, 2012, and amended on August 27, 2013 and March 18, 2015, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 8-K dated February 23, 2012).

21.1	Subsidiaries of the Registrant (exhibits filed herewith).
23.1	Consent of RSM US LLP (exhibits filed herewith)
23.2	Consent of BDO USA, LLP (exhibits filed herewith)
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.