Form 10-Q
period 2016-04-01
HACKETT GROUP, INC.
filed 2016-05-11
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

As of May 6, 2016, there were 28,706,194 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1,	January 1,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,649	$23,503
Accounts receivable and unbilled revenue, net of allowance of $2,246 and $1,881 at
April 1, 2016 and January 1, 2016, respectively	47,131	42,046
Prepaid expenses and other current assets	2,350	1,938
Total current assets	62,130	67,487

Property and equipment, net	13,948	14,102
Other assets	3,909	4,206
Goodwill, net	74,227	74,584
Total assets	$154,214	$160,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,797	$8,300
Accrued expenses and other liabilities	32,285	41,812
Total current liabilities	43,082	50,112
Long-term deferred tax liability, net	10,867	8,123
Total liabilities	53,949	58,235

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,599,310 and 53,847,479
shares issued at April 1, 2016 and January 1, 2016, respectively	54	54
Additional paid-in capital	271,568	272,887
Treasury stock, at cost, 24,446,065 and 24,138,694 shares April 1, 2016 and
January 1, 2016, respectively	(96,946)	(92,691)
Accumulated deficit	(65,752)	(70,134)
Accumulated comprehensive loss	(8,659)	(7,972)
Total shareholders' equity	100,265	102,144
Total liabilities and shareholders' equity	$154,214	$160,379

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1,	April 3,
	2016	2015
Revenue:
Revenue before reimbursements	$61,973	$54,905
Reimbursements	6,805	6,069
Total revenue	68,778	60,974
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,315 and $1,309 of stock compensation expense in the quarters ended April 1, 2016
and April 3, 2015, respectively)	39,666	34,946
Reimbursable expenses	6,805	6,069
Total cost of service	46,471	41,015
Selling, general and administrative costs (includes $597 and $515 of stock compensation expense in the quarters ended April 1, 2016 and
April 3, 2015, respectively)	15,067	15,324
Total costs and operating expenses	61,538	56,339
Income from operations	7,240	4,635

Other income (expense):
Interest income	—	2
Interest expense	(41)	(140)
Income from operations before income taxes	7,199	4,497
Income tax expense	2,817	1,492
Net income	$4,382	$3,005

Basic net income per common share:
Income per common share from operations	$0.15	$0.11
Weighted average common shares outstanding	29,890	28,552

Diluted net income per common share:
Income per common share from operations	$0.13	$0.10
Weighted average common and common equivalent shares outstanding	33,353	29,917

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	April 3,
	2016	2015
Net income	$4,382	$3,005
Foreign currency translation adjustment	(687)	(1,336)
Total comprehensive income	$3,695	$1,669

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	April 3,
	2016	2015
Cash flows from operating activities:
Net income	$4,382	$3,005
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation expense	637	612
Amortization expense	275	547
Amortization of debt issuance costs	25	14
Non-cash stock compensation expense	1,912	1,825
(Reversal) provision for doubtful accounts	(36)	159
(Gain) loss on foreign currency translation	(250)	206
Increase in deferred tax liability	2,743	1,464
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(4,746)	(5,136)
Increase in prepaid expenses and other assets	(415)	(74)
Increase (decrease) in accounts payable	2,497	(2,487)
Decrease in accrued expenses and other liabilities	(6,488)	(474)
Net cash provided by (used in) operating activities	536	(339)

Cash flows from investing activities:
Purchases of property and equipment	(487)	(725)
Net cash used in investing activities	(487)	(725)

Cash flows from financing activities:
Dividends paid	(3,199)	—
Repurchases of common stock	(7,693)	(2,718)
Net cash used in financing activities	(10,892)	(2,718)

Effect of exchange rate on cash	(11)	(6)

Net decrease in cash and cash equivalents	(10,854)	(3,788)
Cash and cash equivalents at beginning of period	23,503	14,608
Cash and cash equivalents at end of period	12,649	$10,820

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,399	$164
Cash paid for interest	$13	$122

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended April 1, 2016, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of April 1, 2016 and January 1, 2016, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In April 2015, the FASB issued amendments to its guidance which are intended to simplify the balance sheet presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this update. The amendments are effective for annual and interim periods beginning after December 15, 2015 and requires a retrospective transition method. Early adoption is permitted for financial statements that have not been previously issued. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued guidance on employee share-based payment accounting,  The goal of which is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current period presentation. The Company reclassified on the Consolidated Statements of Cash Flows the dollar value of shares having a value equal to tax withholding, which were withheld and never issued. In lieu of issuing the shares, taxes were paid on the employee’s behalf. In the first quarter of 2016 and 2015, $3.4 million and $2.1 million, respectively, related to the net shares withheld was reclassified from cash flows from operations to cash flows from financing activities to conform to current period presentation.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	April 1,	April 3,
	2016	2015

Basic weighted average common shares outstanding	29,889,761	28,551,665

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,196,529	847,951
Common stock issuable upon the exercise of stock options and SARs	2,266,897	517,700
Dilutive weighted average common shares outstanding	33,353,188	29,917,316

Approximately 0.9 million and 0.6 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended April 1, 2016 and April 3, 2015, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	April 1,	January 1,
	2016	2016
Accounts receivable	$36,219	$33,159
Unbilled revenue	13,158	10,768
Allowance for doubtful accounts	(2,246)	(1,881)
Accounts receivable and unbilled revenue, net	$47,131	$42,046

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	April 1,	January 1,
	2016	2016
Accrued compensation and benefits	$6,935	$3,934
Accrued bonuses	3,519	13,279
Accrued dividend payable	—	3,199
Deferred revenue	13,628	11,433
Accrued sales, use, franchise and VAT tax	2,529	1,946
Non-cash stock compensation accrual	2,495	2,704
Income tax payable	716	3,087
Other accrued expenses	2,463	2,230
Total accrued expenses and other liabilities	$32,285	$41,812

5. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a Term Loan. During 2015 the Company paid off the remaining balance on both the Term Loan and Revolver. As of April 1, 2016 and January 1, 2016, the Company had fully utilized and paid off its Term Loan and had no outstanding balance on the Revolver.

On May 9, 2016, the Company amended and restated the credit agreement with Bank of America to:

•	Provide for up to an additional $25.0 million of borrowing under the Revolver for a total borrowing capacity of $45.0 million; and
•	Extend the maturity date on the Revolver to May 9, 2021, five years from the date of this amendment of the Credit Agreement.

The obligations of Hackett under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of Hackett (the “U.S. Subsidiaries”), and are secured by substantially all of the existing and future property and assets of Hackett and the U.S. Subsidiaries, a 100% pledge of the capital stock of the U.S. Subsidiaries, and a 66% pledge of the capital stock of Hackett’s direct foreign subsidiaries (subject to certain exceptions).

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of April 1, 2016, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.

6. Acquisition

During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab").

At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in shares subject to vesting, which is being recorded as non-cash compensation over the service vesting period.  The seller also earned an additional $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability-based earn-out contingent upon actual results achieved.  The stock portion of the earn-out is being recorded as compensation expense over the service vesting period. During the third quarter of 2015, the Company settled the contingent earn-out with cash and stock issuances in accordance with the agreement.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the nine months ended April 1, 2016, the Company issued 533,059 restricted stock units at a weighted average grant-date fair value of $13.32 per share. As of April 1, 2016, the Company had 1,908,599 restricted stock units outstanding at a weighted average grant-date fair value of $9.06 per share. As of April 1, 2016,  $12.7 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.17 years.

During the quarter April 1, 2016,  240,820 shares of common stock subject to vesting requirements were issued. These shares related to the consideration for the 2014 acquisition of Technolab.  As of April 1, 2016, the Company had 505,060 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $10.95 per share. As of April 1, 2016,  $3.9 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

In 2012, the Company’s CEO and COO agreed to give up 50% of their equity incentive compensation awards for Plan years 2012 through 2015 in exchange for 2.9 million SARs with an exercise price of $4.00, only to be earned upon the achievement of 50% growth in pro forma earnings per share and 50% growth in pro forma EBITDA from a base year of 2011.  The grants would have expired if neither target were achieved during a six-year term.

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of April 1, 2016, no SARs had been exercised. As of January 1, 2016, all non-cash stock compensation expense relating to the outstanding SARs had been expensed.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended April 1, 2016, the Company repurchased 307 thousand shares of its common stock at an average price of $13.85 per share for a total cost of $4.3 million. As of April 1, 2016, the Company had $3.1 million available under its share repurchase plan authorization. During the quarter ended April 3, 2015, the Company repurchased approximately 75 thousand shares of its common stock at an average price of $8.70 per share for a total cost of approximately $0.7 million.

The shares repurchased under the share repurchase plan during the quarter ended April 1, 2016, do not include 255 thousand shares for a cost of $3.4 million which the Company bought back to satisfy employee net vesting obligations.   During the quarter ended April 3, 2015,  the Company bought back 259 thousand shares at a cost of $2.1 million to satisfy employee net vesting obligations.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s CFO for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was effected as part of the Company’s share repurchase program.  Following the transaction, Mr. Fernandez, Mr. Dungan and Mr. Ramirez remain the beneficial owners of 11.8%, 4.9% and 0.9% shares, respectively, of the outstanding common stock.  Following the transaction, approximately $3.1 million remained available under the Company’s share repurchase program. One of the primary reasons for this transaction was to lower the Company’s weighted average shares outstanding which had increased by 11% from the first quarter of 2015 as a result of the vesting of the stock appreciation rights (“SARs”) and appreciation in share price. The repurchase reduces weighted average shares outstanding by approximately 4% and is $0.03 to $0.04 accretive on an annualized basis. Based on the most

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

recent SEC filings, including shares of Company common stock beneficially owned and shares that could be acquired upon the exercise of the SARs, Mr. Fernandez continues to be the single largest beneficial shareholder of the Company.

In reviewing and approving the transaction, the independent directors of the Board considered, among other factors, the benefits to the Company’s stockholders of this transaction such as the fact that (i) the share repurchase transaction is expected to be accretive to earnings per share, and (ii) the transaction was a unique opportunity to repurchase a large block of shares in an orderly manner. The transaction will be funded from borrowings under the Company’s Credit Facility which was amended on May 9, 2016 in order to provide an additional $25.0 million in borrowing capacity for an aggregate amount of up to $45.0 million from time to time pursuant to a revolving line of credit. There were no amounts outstanding under the Credit Facility prior to the repurchase described above.

Dividend Program

In 2015, the Company increased the annual dividend from $0.12 per share to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders on record on June 29, 2015 and December 28, 2015, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2015 was paid in January 2016. During the quarter ended April 1, 2016, the Company increased its annual dividend to $0.26 per share to be paid on a semi-annual basis. Subsequent to quarter end, the Board of Directors declared the semi-annual dividend payment of $0.13 for shareholders of record on June 30, 2016 and to be paid on July 11, 2016.

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

10. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity and differs from the Company’s non-GAAP reporting, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 1,	April 3,
	2016	2015
Revenue:
North America	$59,517	$48,710
International (primarily European countries)	9,261	12,264
Total revenue	$68,778	$60,974

 Long-lived assets are attributable to the following geographic areas (in thousands):

	April 3,	January 1,
	2015	2016
Long-lived assets:
North America	$77,807	$78,230
International (primarily European countries)	14,277	14,662
Total long-lived assets	$92,084	$92,892

As of April 1, 2016 and January 1, 2016, foreign assets included $13.8 million and $14.1 million, respectively, of goodwill related to acquisitions.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.  Geographic and Group Information (continued)

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended
	April 1,	April 3,
	2016	2015

The Hackett Group	$57,945	$51,592
ERP Solutions	10,833	9,382
Total revenue	$68,778	$60,974

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended January 1, 2016. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments. Only Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 12,000 benchmark studies over 22 years at over 4,300 of the world’s leading companies.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") and EPM Application Maintenance and Support ("AMS") groups. “ERP Solutions” encompasses our SAP ERP Implementation and SAP Maintenance groups.

RESULTS OF OPERATIONS

        Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro-forma”, which is unaudited.

References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition related income and expense,  and assumes a normalized tax rate, which is our long term cash tax rate.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	April 1,		April 3,
	2016		2015
Revenue:
Revenue before reimbursements	$61,973	100.0%	$54,905	100.0%
Reimbursements	6,805		6,069
Total revenue	68,778		60,974

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	38,351	61.9%	33,637	61.3%
Non-cash stock compensation expense	1,047		1,035
Acquisition-related non-cash stock compensation expense	268		274
Reimbursable expenses	6,805		6,069
Total cost of service	46,471		41,015

Selling, general and administrative costs	14,195	22.9%	14,262	26.0%
Non-cash stock compensation expense	597		515
Amortization of intangible assets	275		547
Total selling, general, and administrative expenses	15,067		15,324

Total costs and operating expenses	61,538		56,339

Income from operations	7,240	11.7%	4,635	8.4%

Other expense:
Interest income	—		2
Interest expense	(41)	-0.1%	(140)	-0.3%

Income from operations before income taxes	7,199	11.6%	4,497	8.2%
Income tax expense	2,817	4.5%	1,492	2.7%
Net income	$4,382	7.1%	$3,005	5.5%

Diluted net income per common share	$0.13		$0.10

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$7,199		$4,497
Non-cash stock compensation expense	1,644		1,550
Acquisition-related non-cash stock compensation expense	268		274
Amortization of intangible assets	275		547
Adjusted non-GAAP income before income taxes	9,386		6,868
Adjusted non-GAAP income tax expense	2,816	30.0%	2,060	30.0%
Adjusted non-GAAP net income	$6,570		$4,808

Adjusted non-GAAP diluted net income per share	$0.20		$0.16

Adjusted non-GAAP gross margin (1)	23,622	38.1%	21,268	38.7%

(1) Adjusted non-GGAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains, restructuring charges and assumes a normalized 30% cash tax rate.

Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations was not material to the quarter. In addition, revenue is analyzed based on geographical location of engagement team personnel.

Our total Company revenue increased 13%, to $68.8 million in the first quarter of 2016, as compared to $61.0 million in the first quarter of 2015. Our strong results were driven by 20% revenue growth from our North American service offerings.

The Hackett Group total revenue increased 12%, to $57.9 million during the first quarter of 2016, as compared to $51.6 million in the first quarter of 2015. Strong Hackett U.S. growth of 21%, more than offset the decline in our international revenue, primarily in Europe, which decreased 19%, year over year.

ERP Solutions total revenue increased approximately 16%, to $10.8 million, during the first quarter of 2016, as compared $9.4 million in the first quarter of 2015.

Total Company international revenue accounted for 13% of total Company revenue in the first quarter of 2016, as compared to 18% in the first quarter of 2015.

Reimbursements as a percentage of total revenue were 10% during both the first quarter of 2016 and 2015. In 2016, one customer accounted for more than 5% of our total revenue and in 2014, no customer accounted for more than 5%.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Adjusted non-GAAP personnel costs increased 14%, or $4.7 million, for the first quarter of 2016,  respectively, as compared to the first quarter of 2015.  The increase in absolute dollar was primarily a result of increased employee headcount and higher subcontractor costs to support increasing revenue and higher incentive compensation accruals commensurate with Company performance.   Adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for the first quarter of 2016, respectively, as compared to 61% for the first quarter of 2015, respectively.

Total company adjusted  non-GAAP gross margin was 38% of net revenue in the first quarter of 2016, as compared to 39% for the first quarter of 2015.

Selling, General and Administrative Costs (SG&A).  Adjusted non-GAAP SG&A costs were $14.2 million for the first quarter of 2016,  as compared to $14.3 million for the first quarter of 2015, respectively.  Adjusted non-GAAP SG&A costs as a percentage of revenue before reimbursements were 23%  for the first quarter of 2016, as compared to 26% for the first quarter of 2015 due to the improved leverage from increased revenue.

Income Taxes. Our adjusted non-GAAP results utilize a normalized tax rate of 30%, which is our long term cash tax rate.

Under U.S. GAAP, during the first quarter of 2016, we recorded income tax expense of $2.8 million,  which reflected a tax rate of 39%  for certain federal, foreign and state taxes. In the first quarter of 2015, we recorded income tax expense of $1.5 million, which reflected a tax rate of 33% for certain federal, foreign and state taxes. The increase in tax for the first quarter of 2016, as compared to the first quarter of 2015, was primarily the result of the geographical mix of taxable earnings.

 Liquidity and Capital Resources

As of April 1, 2016 and January 1, 2016, we had $12.6 million and $23.5 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 1,	April 3,
	2016	2015
Cash flows provided by (used in) operating activities	$536	$(339)
Cash flows used in investing activities	$(487)	$(725)
Cash flows used in financing activities	$(10,892)	$(2,718)

Cash Flows from Operating Activities

Net cash provided by operating activities was $0.5 million during the quarter ended April 1, 2016, as compared to cash used by operating activities of $0.3 million during the quarter ended April 1, 2015.   In 2016, the net cash  provided by operating activities was primarily due to net income adjusted for non-cash items and increased accounts payable related to higher vendor accruals,  mostly offset by a  decrease in accrued expenses and other liabilities, primarily as a result of the payout of 2015 incentive compensation, and an increase in accounts receivable and unbilled revenue commensurate with our revenue growth. In 2015,  the net cash utilized by operating activities of $0.3 million was primarily due to increased accounts receivable and unbilled revenue, a decrease in accounts payable and a decrease in accrued expenses and other liabilities, primarily as a result of the payout of 2014 incentive compensation, mostly offset by income adjusted for non-cash items.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $0.7 million during the quarters ended April 1, 2016 and April 3, 2015, respectively.  Net cash used in investing activities during the both quarters was primarily due to capital expenditures on the continued development of our benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $10.9 million and $2.7 million during the quarters  ended April 1, 2016 and April 3, 2015, respectively. The usage of cash in 2016 was primarily related to the cost of share purchases to satisfy employee net vesting requirements of $3.4 million and the repurchase of $4.3 million of Company stock under the Company’s share repurchase program.  Net cash used from financing activities during 2015 related to the cost of share purchases to satisfy employee net vesting requirements of $2.1 million and the repurchase of $0.6 million of Company stock.

The Company is party to a credit agreement with Bank of America, N.A.  The Credit Agreement provides for a revolving line of credit (the “Revolver”). As of April 1, 2016 and January 1, 2016, we had a remaining capacity under our Revolver of approximately $20.0 million, which was expanded to $45.0 million subsequent to April 1, 2016.  See Note 5, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of April 1, 2016, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended April 1, 2016.

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

Item  1A.      Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2016.

Item  2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended April 1, 2016, the Company repurchased approximately 307 thousand shares of its common stock at an average price of $13.85 per share, for a total cost of approximately $4.3 million, under the repurchase plan approved by the Company's Board of Directors. During the first quarter of 2016, the Board of Directors increased the aggregate size of the plan by $5.0 million, to a total of $100.0 million. As of April 1, 2016, the Company had approximately $3.1 million of authorization under the plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of January 1, 2016	—	$—	—	$2,309,346
January 2, 2016 to January 29, 2016	97,646	$14.47	97,646	$895,948
January 30, 2016 to February 26, 2016	204,725	$13.52	204,725	$3,129,061
February 27, 2016 to April 1, 2016	5,000	$15.07	5,000	$3,053,711
	307,371	$13.85	307,371

Subsequent to April 1, 2016, the Company increased the share repurchase authorization by $22.2 million and repurchased approximately 1.5 million shares of the Company’s common stock from the Company’s CEO, COO and CFO. Following the transaction, $3.1 million remained available under the Company’s share repurchase program. See Note 8 “Shareholders’ Equity” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Shares repurchased under the repurchase plan approved by the Company's Board of Directors do not include 255 thousand shares for a cost of $3.4 million that the Company bought back  to satisfy employee net vesting obligations for the quarter April 1, 2016.

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 11, 2016	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
10.1	Second Amended and Restated Credit Agreement, dated May 9, 2016, among the Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages thereto and Bank of America N.A., as lender.

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's
Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's
Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (exhibits filed herewith).