Form 10-Q
period 2016-07-01
HACKETT GROUP, INC.
filed 2016-08-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

As of August 5, 2016, there were 28,557,829 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 1,	January 1,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$15,618	$23,503
Accounts receivable and unbilled revenue, net of allowance of $2,224 and $1,881 at
July 1, 2016 and January 1, 2016, respectively	47,506	42,046
Prepaid expenses and other current assets	2,261	1,938
Total current assets	65,385	67,487

Property and equipment, net	14,089	14,102
Other assets	3,482	4,206
Goodwill, net	73,315	74,584
Total assets	$156,271	$160,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,290	$8,300
Accrued expenses and other liabilities	40,448	41,812
Total current liabilities	46,738	50,112
Long-term deferred tax liability, net	11,271	8,123
Long-term debt	21,549	-
Total liabilities	79,558	58,235

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,734,185 and 53,847,479
shares issued at July 1, 2016 and January 1, 2016, respectively	55	54
Additional paid-in capital	273,437	272,887
Treasury stock, at cost, 26,167,704 and 24,138,694 shares July 1, 2016 and
January 1, 2016, respectively	(122,307)	(92,691)
Accumulated deficit	(64,263)	(70,134)
Accumulated comprehensive loss	(10,209)	(7,972)
Total shareholders' equity	76,713	102,144
Total liabilities and shareholders' equity	$156,271	$160,379

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements	$68,178	$59,423	$130,151	$114,328
Reimbursements	7,435	6,972	14,240	13,041
Total revenue	75,613	66,395	144,391	127,369
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,451 and $1,208 and
$2,766 and $2,517 of stock compensation expense in the quarters and six
months ended July 1, 2016, and July 3, 2015, respectively)	43,345	37,612	83,011	72,558
Reimbursable expenses	7,435	6,972	14,240	13,041
Total cost of service	50,780	44,584	97,251	85,599
Selling, general and administrative costs (includes $861 and $540 and $1,458 and
$1,055 of stock compensation expense in the quarters and six months ended
July 1, 2016 and July 3, 2015, respectively)	16,195	15,762	31,262	31,086
Total costs and operating expenses	66,975	60,346	128,513	116,685
Income from operations	8,638	6,049	15,878	10,684

Other income (expense):
Interest income	—	—	—	2
Interest expense	(110)	(109)	(151)	(249)
Income from operations before income taxes	8,528	5,940	15,727	10,437
Income tax expense	3,082	2,249	5,899	3,741
Net income	$5,446	$3,691	$9,828	$6,696

Basic net income per common share:
Income per common share from operations	$0.19	$0.13	$0.33	$0.23
Weighted average common shares outstanding	29,285	28,718	29,588	28,635

Diluted net income per common share:
Income per common share from operations	$0.17	$0.12	$0.30	$0.22
Weighted average common and common equivalent shares outstanding	32,882	30,888	33,118	30,403

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Net income	$5,446	$3,691	$9,828	$6,696
Foreign currency translation adjustment	(1,550)	1,172	(2,237)	(164)
Total comprehensive income	$3,896	$4,863	$7,591	$6,532

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	July 3,
	2016	2015
Cash flows from operating activities:
Net income	$9,828	$6,696
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation expense	1,258	1,275
Amortization expense	550	1,094
Amortization of debt issuance costs	61	49
Non-cash stock compensation expense	4,224	3,572
(Reversal) provision for doubtful accounts	(57)	123
(Gain) loss on foreign currency translation	(585)	416
Increase in deferred tax liability	3,148	3,409
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(4,920)	(7,684)
Increase in prepaid expenses and other assets	(424)	(244)
Decrease in accounts payable	(2,010)	(2,742)
Decrease (increase) in accrued expenses and other liabilities	(3,374)	968
Decrease (increase) in income tax payable	80	(256)
Net cash provided by operating activities	7,779	6,676

Cash flows from investing activities:
Purchases of property and equipment	(1,259)	(1,593)
Net cash used in investing activities	(1,259)	(1,593)

Cash flows from financing activities:
Proceeds from the issuance of common stock	519	373
Proceeds from borrowings	30,000	2,500
Repayment of borrowings	(8,000)	(2,500)
Debt issuance costs	(237)	—
Dividends paid	(3,199)	—
Repurchases of common stock	(33,476)	(3,533)
Net cash used in financing activities	(14,393)	(3,160)

Effect of exchange rate on cash	(12)	(314)

Net (decrease) increase in cash and cash equivalents	(7,885)	1,609
Cash and cash equivalents at beginning of period	23,503	14,608
Cash and cash equivalents at end of period	$15,618	$16,217

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,546	$208
Cash paid for interest	$65	$203

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended July 1, 2016, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of July 1, 2016 and January 1, 2016, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates with commercial lenders that vary with market conditions.

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

In March 2016, the FASB issued guidance on employee share-based payment accounting,  which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015

Basic weighted average common shares outstanding	29,285,379	28,717,622	29,587,570	28,634,644

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,313,015	1,490,490	1,254,772	1,169,221
Common stock issuable upon the exercise of stock options and SARs	2,283,582	680,378	2,275,239	599,039
Dilutive weighted average common shares outstanding	32,881,976	30,888,490	33,117,581	30,402,904

Approximately 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the quarter and six months ended July 1, 2016 as compared to 0.5 million and 0.6 million for the quarter and six months ended July 3, 2015, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	July 1,	January 1,
	2016	2016
Accounts receivable	$35,716	$33,159
Unbilled revenue	14,014	10,768
Allowance for doubtful accounts	(2,224)	(1,881)
Accounts receivable and unbilled revenue, net	$47,506	$42,046

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	July 1,	January 1,
	2016	2016
Accrued compensation and benefits	$5,927	$3,934
Accrued bonuses	7,239	13,279
Accrued dividend payable	3,993	3,199
Deferred revenue	12,420	11,433
Accrued sales, use, franchise and VAT tax	2,824	1,946
Non-cash stock compensation accrual	3,174	2,704
Income tax payable	3,166	3,087
Other accrued expenses	1,705	2,230
Total accrued expenses and other liabilities	$40,448	$41,812

5. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a Term Loan. During 2015, the Company paid off the remaining balance on both the Term Loan and Revolver. As of January 1, 2016, the Company had fully utilized and paid off its Term Loan and had no outstanding balance on the Revolver.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of July 1, 2016, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of July 1, 2016, the Company is in compliance with all covenants.

During the quarter ended July 1, 2016, the Company borrowed $25.0 million on the Revolver and paid down $3.0 million. As of July 1, 2016, the Company had $22.0 million outstanding under the Revolver, excluding the debt issuance costs of $0.5 million.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the six months ended July 1, 2016, the Company issued 575,045 restricted stock units at a weighted average grant-date fair value of $13.37 per share. As of July 1, 2016, the Company had 1,829,492 restricted stock units outstanding at a weighted average grant-date fair value of $8.96 per share. As of July 1, 2016,  $11.5 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 1.99 years.

During the six months ended July 1, 2016,  no shares of common stock subject to vesting requirements were issued.    As of July 1, 2016, the Company had 505,060 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $10.17 per share. As of July 1, 2016,  $3.5 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

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

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of July 1, 2016, no SARs had been exercised. As of January 1, 2016, all non-cash stock compensation expense relating to the outstanding SARs had been expensed.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended July 1, 2016, the Company repurchased 1.7 million shares of its common stock at an average price of $14.73 per share for a total cost of $25.4 million. During the six months ended July 1, 2016, the Company repurchased 2.0 million shares of its common stock at an average price of $14.60 per share for a total cost of $29.6 million. As of July 1, 2016, the Company had $4.9 million available under its share repurchase plan authorization. During the quarter ended July 3, 2015, the Company repurchased approximately 74 thousand shares of its common stock at an average price of $9.51 per share for a total cost of approximately $0.7 million. During the six months ended July 3, 2015, the Company repurchased approximately 149 thousand shares of its common stock at an average price of $9.10 per share for a total cost of approximately $1.4 million.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s CFO for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was effected as part of the Company’s share repurchase program.  Following the transaction, Mr. Fernandez, Mr. Dungan and Mr. Ramirez remained the beneficial owners of 11.8%,  4.9% and 0.9% shares, respectively, of the outstanding common stock.  One of the primary reasons for this transaction was to lower the Company’s weighted average shares outstanding which had increased by 11% from the first quarter of 2015 as a result of the vesting of the stock appreciation rights (“SARs”) and appreciation in share price. The repurchase reduces weighted average shares outstanding by approximately 4% and is $0.03 to $0.04 accretive on an annualized basis. Based on the most recent SEC filings, including shares of Company common stock beneficially owned and shares that could be acquired upon the exercise of the SARs, Mr. Fernandez continues to be the single largest beneficial shareholder of the Company. In addition, the Board of Directors approved an additional authorization of $5.0 million during the quarter ended July 1, 2016, to a total of $127.2 million. As of July 1, 2016, the remaining authorization was $4.9 million.

In reviewing and approving the transaction, the independent directors of the Board considered, among other factors, the benefits to the Company’s stockholders of this transaction such as the fact that (i) the share repurchase transaction is expected to be accretive to earnings per share, and (ii) the transaction was a unique opportunity to repurchase a large block of shares in an orderly manner. The

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

transaction was funded from borrowings under the Company’s Credit Facility which was amended on May 9, 2016 in order to provide an additional $25.0 million in borrowing capacity for an aggregate amount of up to $45.0 million from time to time pursuant to a revolving line of credit. There were no amounts outstanding under the Credit Facility prior to the repurchase described above.

The shares repurchased under the share repurchase plan during the quarter and six months ended July 1, 2016, do not include 29 thousand and 284 thousand shares for a cost of $0.4 million and $3.8 million, respectively, which the Company bought back to satisfy employee net vesting-related tax obligations.   During the quarter and six months ended July 3, 2015, the Company bought back 9 thousand and 276 thousand shares at a cost of $0.1 million and $2.2 million, respectively, to satisfy employee net vesting-related tax obligations.

Dividend Program

In 2015, the Company increased the annual dividend from $0.12 per share to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders on record on June 29, 2015 and December 28, 2015, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2015 was paid in January 2016. During the quarter ended April 1, 2016, the Company increased its annual dividend to $0.26 per share to be paid on a semi-annual basis. During the quarter ended July 1, 2016, the Board of Directors declared the semi-annual dividend payment of $0.13 per share, or a total of $4.0 million, for shareholders of record on June 30, 2016, which was paid on July 11, 2016.

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

10. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity and differs from the Company’s non-GAAP reporting, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Revenue:
North America	$65,013	$55,255	$124,530	$103,965
International (primarily European countries)	10,600	11,140	19,861	23,404
Total revenue	$75,613	$66,395	$144,391	$127,369

 Long-lived assets are attributable to the following geographic areas (in thousands):

	July 1,	January 1,
	2016	2016
Long-lived assets:
North America	$77,563	$78,230
International (primarily European countries)	13,323	14,662
Total long-lived assets	$90,886	$92,892

As of July 1, 2016 and January 1, 2016, foreign assets included $12.9 million and $14.1 million, respectively, of goodwill related to acquisitions.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.  Geographic and Group Information (continued)

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015

The Hackett Group	$65,747	$55,991	$123,692	$107,583
ERP Solutions	9,866	10,404	20,699	19,786
Total revenue	$75,613	$66,395	$144,391	$127,369

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

All below financial measures are in accordance with U.S. GAAP requirements, unless otherwise specified.  References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition related income and expense,  and assumes a normalized tax rate, which is our long term cash tax rate.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	July 1,		July 3,		July 1,		July 3,
	2016		2015		2016		2015
Revenue:				(unaudited)
Revenue before reimbursements	$68,178	100.0%	$59,423	100.0%	$130,151	100.0%	$114,328	100.0%
Reimbursements	7,435		6,972		14,240		13,041
Total revenue	75,613		66,395		144,391		127,369

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,894	61.4%	36,404	61.3%	80,245	61.7%	70,041	61.3%
Non-cash stock compensation expense	1,136		1,056		2,183		2,091
Acquisition-related non-cash stock compensation expense	315		152		583		426
Reimbursable expenses	7,435		6,972		14,240		13,041
Total cost of service	50,780		44,584		97,251		85,599

Selling, general and administrative costs	15,059	22.1%	14,675	24.7%	29,254	22.5%	28,937	25.3%
Non-cash stock compensation expense	861		540		1,458		1,055
Amortization of intangible assets	275		547		550		1,094
Total selling, general, and administrative expenses	16,195		15,762		31,262		31,086

Total costs and operating expenses	66,975		60,346		128,513		116,685

Income from operations	8,638	12.7%	6,049	10.2%	15,878	12.2%	10,684	9.3%

Other expense:
Interest income	—		—		—		2
Interest expense	(110)		(109)		(151)		(249)

Income from operations before income taxes	8,528	12.5%	5,940	10.0%	15,727	12.1%	10,437	9.1%
Income tax expense	3,082	4.5%	2,249	3.8%	5,899	4.5%	3,741	3.3%
Net income	$5,446	8.0%	$3,691	6.2%	$9,828	7.6%	$6,696	5.9%

Diluted net income per common share	$0.17		$0.12		$0.30		$0.22

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$8,528		$5,940		$15,727		$10,437
Non-cash stock compensation expense	1,997		1,596		3,641		3,146
Acquisition-related non-cash stock compensation expense	315		152		583		426
Amortization of intangible assets	275		547		550		1,094
Adjusted non-GAAP income before income taxes	11,115		8,235		20,501		15,103
Adjusted non-GAAP income tax expense	3,335	30.0%	2,471	30.0%	6,150	30.0%	4,531	30.0%
Adjusted non-GAAP net income	$7,781		$5,765		$14,351		$10,572

Adjusted non-GAAP diluted net income per share	$0.24		$0.19		$0.43		$0.35

Adjusted non-GAAP gross margin (1)	26,284	38.6%	23,019	38.7%	49,906	38.3%	44,287	38.7%

(1) Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

          Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains and assumes a normalized 30% cash tax rate.

Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices.

Revenue.  We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations was not material to the quarter and year to date results. In addition, revenue is analyzed based on geographical location of engagement team personnel.

Our total Company revenue increased 14%, to $75.6 million and 13%, to $144.4 million during the quarter and six months ended July 1, 2016, respectively, as compared to $66.4 million and $127.4 million during the quarter and six months ended July 3, 2015, respectively. Our strong results have been driven by 17% and 19% revenue growth from our North American service offerings during the quarter and six months ended July 1, 2016, respectively.

The Hackett Group total revenue increased 17% and 15% during the quarter and six months ended July 1, 2016, respectively, as compared to the quarter and six months ended July 3, 2015. Strong Hackett U.S. growth of 23% and 22% during the quarter and six months ended July 1, 2016, respectively, more than offset the decline in our international revenue, which decreased 4%, or 2% in constant currency, and 12%, or 10% in constant currency, during the same respective periods. The decrease in international revenue was primarily due to declines in our Asia Pacific operations, as our European revenue was essentially flat.

ERP Solutions total revenue decreased 5% during the quarter ended July 1, 2016, but increased 5% during the six months ended July 1, 2016, as compared to the quarter and six months ended July 3, 2015.

Total Company international revenue accounted for 14% and 13% of total Company revenue during the quarter and six months ended July 1, 2016, respectively, as compared to 16% and 17% during the same respective periods in 2015.

Reimbursements as a percentage of total revenue were 10% during both the quarter and six months ended July 1, 2016, as compared to 11% and 10% for the quarter and six months ended July 3, 2015, respectively.  In 2016 and 2015, respectively, no customer accounted for more than 5% of total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Total cost of service before reimbursable expenses increased 15%, or $5.7 million, and 14%, or $10.5 million during the quarter and six months ended July 1, 2016, respectively, as compared to the quarter and six months ended July 3, 2015. Adjusted non-GAAP personnel costs increased 15%, or $5.5 million and $10.2 million, during the quarter and six months ended July 1, 2016, respectively, as compared to the quarter and six months ended July 3, 2015. The increase in both the U.S. GAAP and non-GAAP measures in absolute dollar was primarily a result of increased employee headcount and higher incentive compensation accruals commensurate with Company performance.

Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, remained flat at 64% during both the quarter and six months ended July 1, 2016, respectively, as compared to 63% for both the quarter and six months ended July 3, 2015. Adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, remained relatively flat at 61% and 62% during the quarter and six months ended July 1, 2016, respectively, as compared to 61% for both the quarter and six months ended July 3, 2015.

Total company adjusted gross margin was 36% of net revenue in during both the quarter and six months ended July 1, 2016, respectively, as compared to 37% during both the quarter and six months ended July 3, 2015. Total company adjusted non-GAAP gross margin was 39% and 38% of net revenue during the quarter and six months ended July 1, 2016, respectively, as compared to 39% during both the quarter and six months ended July 3, 2015.

Selling, General and Administrative Costs (SG&A).  SG&A costs were $16.2 million and $31.3 million for the quarter and six months ended July 1, 2016, respectively, as compared to $15.8 million and $31.1 million for the quarter and six months ended July 3, 2015, respectively. Adjusted non-GAAP SG&A costs were $15.1 million and $29.3 million for the quarter and six months ended July 1, 2016, respectively, as compared to $14.7 million and $28.9 million for the quarter and six months ended July 3, 2015, respectively.

SG&A costs as a percentage of revenue before reimbursements were 24% for both the quarter and six months ended July 1, 2016, as compared to 27% for both the quarter and six months ended July 1, 2015, respectively. Adjusted non-GAAP SG&A costs as a percentage of revenue before reimbursements were 22% and 23% for the quarter and six months ended July 1, 2016, respectively, as compared to 25% for both the quarter and six months ended July 1, 2015. The decrease in both of the U.S. GAAP and non-GAAP measures was due to the improved leverage from increased revenue.

Income Taxes. During the quarter and six months ended July 1, 2016, we recorded income tax expense of $3.1 million and $5.9 million, respectively, which reflected a tax rate of 36% and 38% for certain federal, foreign and state taxes. In the quarter and six months ended July 3, 2015, we recorded income tax expense of $2.2 million and $3.7 million, respectively, which reflected a tax rate of 38% and 36% for certain federal, foreign and state taxes. The increase in tax for the quarter and six months ended July 1, 2016, as compared to the quarter and six months ended July 3, 2015, was primarily the result of higher taxable income and the geographical mix of taxable earnings.

Our adjusted non-GAAP results utilize a normalized tax rate of 30%, which is our long term cash tax rate.

 Liquidity and Capital Resources

As of July 1, 2016 and January 1, 2016, we had $15.6 million and $23.5 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired. The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 1,	July 3,
	2016	2015
Cash flows provided by operating activities	$7,779	$6,676
Cash flows used in investing activities	$(1,259)	$(1,593)
Cash flows used in financing activities	$(14,393)	$(3,160)

Cash Flows from Operating Activities

Net cash provided by operating activities was $7.8 million and $6.7 million during the six months ended July 1, 2016 and July 3, 2015, respectively.  In 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by increased accounts receivable and unbilled revenue commensurate with the revenue growth, decreases in accounts payable related to the timing of vendor payments and decreases in accrued liabilities primarily related to payout of 2015 incentive compensation.  In 2015, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by increased accounts receivable and unbilled revenue commensurate with the revenue growth and decreases in accounts payable related to the timing of vendor payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.3 million and $1.6 million during the six months July 1, 2016 and July 3, 2015, respectively. Net cash used in investing activities during the first six months in 2016 and 2015, was primarily due to capital expenditures on the continued development of our benchmark technology and the purchase of computer equipment as a result of the increase in headcount.

Cash Flows from Financing Activities

Net cash used in financing activities was $14.4 million and $3.2 million during the six months ended July 1, 2016 and July 3, 2015, respectively. The usage of cash in 2016 was primarily related to the cost of the repurchase of $29.6 million of Company stock under the Company’s share repurchase program,  $3.9 million to satisfy employee net vesting-related tax requirements and the $3.2 million payout of the dividend declared in 2015.  These uses of cash are offset by the net borrowings of $22.0 million. Net cash used from financing activities during 2015 related to the repurchase of $1.3 million of Company stock and the cost of share purchases to satisfy employee net vesting-related tax requirements of $2.2 million.

The Company is party to a credit agreement with Bank of America, N.A.  The Credit Agreement provides for a revolving line of credit (the “Revolver”). As of July 1, 2016, we had a remaining capacity under our Revolver of approximately $23.0 million. See Note 5, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of July 1, 2016, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and six months ended July 1, 2016.

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

Issuer Purchases of Equity Securities

During the quarter ended July 1, 2016, the Company repurchased approximately 1.7 million shares of its common stock at an average price of $14.73 per share, for a total cost of approximately $25.4 million, under the repurchase plan approved by the Company's Board of Directors.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of April 1, 2016	307,371	$13.85	307,371	$3,053,711
April 1, 2016 to April 29, 2016	—	$—	—	$3,053,711
April 30, 2016 to May 27, 2016	1,721,639	$14.73	1,721,639	$4,882,683
May 28, 2016 to July 1, 2016	—	$—	—	$4,882,683
	2,029,010		$2,029,010

During the quarter ended July 1, 2016, the Company increased the share repurchase authorization by $22.2 million and repurchased approximately 1.5 million shares of the Company’s common stock from the Company’s CEO, COO and CFO. In addition, the Company increased the share repurchase authorization for an additional $5.0 million to a total of $127.2 million. As of July 1, 2016, $4.9 million remained available under the Company’s share repurchase program. See Note 8 “Shareholders’ Equity” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Shares repurchased under the repurchase plan approved by the Company's Board of Directors do not include 29 thousand and 284 thousand shares for a cost of $0.4 million and $3.8 million that the Company bought back to satisfy employee net vesting-related tax obligations for the quarter and six months ended July 1, 2016.

Item  6.Exhibits.

See Index to Exhibits on page 21, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 10, 2016	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's
Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's
Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (exhibits filed herewith).