Form 10-Q
period 2016-09-30
HACKETT GROUP, INC.
filed 2016-11-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 28,553,558 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	January 1,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$14,360	$23,503
Accounts receivable and unbilled revenue, net of allowance of $2,242 and $1,881 at
September 30, 2016 and January 1, 2016, respectively	47,944	42,046
Prepaid expenses and other current assets	2,241	1,938
Total current assets	64,545	67,487

Property and equipment, net	14,283	14,102
Other assets	3,208	4,206
Goodwill, net	73,029	74,584
Total assets	$155,065	$160,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,210	$8,300
Accrued expenses and other liabilities	42,688	41,812
Total current liabilities	48,898	50,112
Long-term deferred tax liability, net	10,713	8,123
Long-term debt	12,572	—
Total liabilities	72,183	58,235

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,742,591 and 53,847,479
shares issued at September 30, 2016 and January 1, 2016, respectively	55	54
Additional paid-in capital	275,059	272,887
Treasury stock, at cost, 26,197,981 and 24,138,694 shares September 30, 2016 and
January 1, 2016, respectively	(122,756)	(92,691)
Accumulated deficit	(58,783)	(70,134)
Accumulated comprehensive loss	(10,693)	(7,972)
Total shareholders' equity	82,882	102,144
Total liabilities and shareholders' equity	$155,065	$160,379

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Revenue:
Revenue before reimbursements	$66,810	$59,992	$196,961	$174,320
Reimbursements	7,308	7,225	21,548	20,266
Total revenue	74,118	67,217	218,509	194,586
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,450 and $1,623 and
$4,216 and $4,140 of stock compensation expense in the quarters and nine
months ended September 30, 2016, and October 2, 2015, respectively)	42,071	37,854	125,082	110,412
Reimbursable expenses	7,308	7,225	21,548	20,266
Total cost of service	49,379	45,079	146,630	130,678
Selling, general and administrative costs (includes $793 and $2,068 and $2,251 and
$3,123 of stock compensation expense in the quarters and nine months ended
September 30, 2016 and October 2, 2015, respectively)	15,732	17,195	46,994	48,281
Total costs and operating expenses	65,111	62,274	193,624	178,959
Income from operations	9,007	4,943	24,885	15,627

Other income (expense):
Interest income	—	1	—	3
Interest expense	(137)	(102)	(288)	(351)
Income from operations before income taxes	8,870	4,842	24,597	15,279
Income tax expense	3,382	1,784	9,281	5,525
Net income	$5,488	$3,058	$15,316	$9,754

Basic net income per common share:
Income per common share from operations	$0.19	$0.11	$0.52	$0.34
Weighted average common shares outstanding	28,579	28,755	29,251	28,675

Diluted net income per common share:
Income per common share from operations	$0.17	$0.10	$0.47	$0.32
Weighted average common and common equivalent shares outstanding	32,375	31,488	32,870	30,765

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Net income	$5,488	$3,058	$15,316	$9,754
Foreign currency translation adjustment	(484)	(922)	(2,721)	(1,086)
Total comprehensive income	$5,004	$2,136	$12,595	$8,668

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	October 2,
	2016	2015
Cash flows from operating activities:
Net income	$15,316	$9,754
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	1,875	1,926
Amortization expense	825	1,642
Amortization of debt issuance costs	84	73
Non-cash stock compensation expense	6,467	7,263
Acquisition consideration reflected as compensation expense	—	(3,440)
(Reversal) provision for doubtful accounts	(11)	165
(Gain) loss on foreign currency translation	(566)	214
Increase in deferred tax liability	2,590	4,694
Changes in assets and liabilities, net of effects from acquisitions:
Increase in accounts receivable and unbilled revenue	(5,474)	(6,958)
(Increase) decrease in prepaid expenses and other assets	(405)	118
Decrease in accounts payable	(2,090)	(1,959)
(Decrease) increase in accrued expenses and other liabilities	(10)	5,459
Increase in income taxes payable	2,211	270
Net cash provided by operating activities	20,812	19,221

Cash flows from investing activities:
Purchases of property and equipment	(2,068)	(2,428)
Net cash used in investing activities	(2,068)	(2,428)

Cash flows from financing activities:
Proceeds from the issuance of common stock	519	573
Proceeds from borrowings	30,000	2,500
Repayment of borrowings	(17,000)	(11,500)
Debt issuance costs	(237)	—
Dividends paid	(7,163)	(3,067)
Repurchases of common stock	(33,976)	(3,598)
Net cash used in financing activities	(27,857)	(15,092)

Effect of exchange rate on cash	(30)	29

Net (decrease) increase in cash and cash equivalents	(9,143)	1,730
Cash and cash equivalents at beginning of period	23,503	14,608
Cash and cash equivalents at end of period	$14,360	$16,338

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,473	$260
Cash paid for interest	$187	$292

The accompanying notes are an integral part of the consolidated financial statements.

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 30, 2016 and January 1, 2016, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted, however not before December 15, 2016. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessors will remain largely consistent with previous guidance, additional changes set to align lessor accounting with the revised lessee model and the FASB’s revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015

Basic weighted average common shares outstanding	28,579,237	28,755,225	29,251,459	28,674,838

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	1,472,927	1,919,882	1,327,491	1,419,441
Common stock issuable upon the exercise of stock options and SARs	2,323,333	813,283	2,291,271	670,454
Dilutive weighted average common shares outstanding	32,375,498	31,488,390	32,870,220	30,764,732

Approximately 0.8 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 30, 2016, respectively, as compared to 0.5 million for both the quarter and nine months ended October 2, 2015, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 30,	January 1,
	2016	2016
Accounts receivable	$35,924	$33,159
Unbilled revenue	14,262	10,768
Allowance for doubtful accounts	(2,242)	(1,881)
Accounts receivable and unbilled revenue, net	$47,944	$42,046

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	January 1,
	2016	2016
Accrued compensation and benefits	$9,269	$3,934
Accrued bonuses	9,972	13,279
Accrued dividend payable	—	3,199
Deferred revenue	9,452	11,433
Accrued sales, use, franchise and VAT tax	3,069	1,946
Non-cash stock compensation accrual	3,454	2,704
Income tax payable	5,299	3,087
Other accrued expenses	2,173	2,230
Total accrued expenses and other liabilities	$42,688	$41,812

5. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (“the Term Loan”, and together with the Revolver, the “Credit Facility”). During 2015, the Company paid off the remaining balance on both the Term Loan and Revolver. As of January 1, 2016, the Company had fully utilized and paid off its Term Loan and had no outstanding balance on the Revolver.

On May 9, 2016, the Company amended and restated the credit agreement with Bank of America to:

•	Provide for up to an additional $25.0 million of borrowing under the Revolver for a total borrowing capacity of $45.0 million; and to
•	Extend the maturity date on the Revolver to May 9, 2021, five years from the date of this amendment of the Credit Agreement.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 30, 2016, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of September 30, 2016, the Company was in compliance with all covenants.

During the quarter ended July 1, 2016, the Company borrowed $25.0 million on the Revolver and paid down $3.0 million. During the quarter ended September 30, 2016, the Company paid down an additional $9.0 million, leaving $13.0 million outstanding under the Revolver, excluding the debt issuance costs of $0.4 million as of September 30, 2016.

6. Acquisition

During the quarter ended March 28, 2014, the Company acquired the U.S., Canada and Uruguay operations of Technolab International Corporation ("Technolab").

At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in shares subject to vesting, which is being recorded as non-cash compensation over the service vesting period.  The seller also earned an additional $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability-based earn-

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Acquisition (continued)

out contingent upon actual results achieved.  The stock portion of the earn-out is being recorded as compensation expense over the service vesting period. During the third quarter of 2015, the Company settled the contingent earn-out with cash and stock issuances in accordance with the agreement.

7. Stock Based Compensation

During the nine months ended September 30, 2016, the Company issued 575,045 restricted stock units at a weighted average grant-date fair value of $13.37 per share. As of September 30, 2016, the Company had 1,799,440 restricted stock units outstanding at a weighted average grant-date fair value of $8.97 per share. As of September 30, 2016, $9.7 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 1.7 years.

During the nine months ended September 30, 2016, no shares of common stock subject to vesting requirements were issued.  As of September 30, 2016, the Company had 505,060 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $10.95 per share. As of September 30, 2016, $3.1 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.8 years.

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

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of September 30, 2016, no SARs had been exercised. As of January 1, 2016, all non-cash stock compensation expense relating to the outstanding SARs had been recognized.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 30, 2016, the Company repurchased 30 thousand shares of its common stock at an average price of $14.84 per share for a total cost of $449 thousand. During the nine months ended September 30, 2016, the Company repurchased 2.1 million shares of its common stock at an average price of $14.60 per share for a total cost of $30.1 million. As of September 30, 2016, the Company had $4.4 million available under its share repurchase plan authorization. During the quarter ended October 2, 2015, the Company did not repurchase any of its common stock. During the nine months ended October 2, 2015, the Company repurchased approximately 149 thousand shares of its common stock at an average price of $9.10 per share for a total cost of approximately $1.4 million.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s CFO for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was effected as part of the Company’s share repurchase program.  Following the transaction, Mr. Fernandez, Mr. Dungan and Mr. Ramirez remained the beneficial owners of 11.8%,  4.9% and 0.9% shares, respectively, of the outstanding common stock.  One of the primary reasons for this transaction was to lower the Company’s weighted average shares outstanding which had increased by 11% from the first quarter of 2015 as a result of the vesting of the SARs and appreciation in share price. The repurchase reduces weighted average shares outstanding by approximately 4% and is $0.03 to $0.04 accretive on an annualized basis. Based on the most recent SEC filings, including shares of Company common stock beneficially owned and shares that could be acquired upon the exercise of the SARs, Mr. Fernandez continues to be the largest beneficial shareholder of the Company. In addition, the Board of Directors approved an

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

additional authorization of $5.0 million during the quarter ended July 1, 2016, to a total of $127.2 million. As of September 30, 2016, the remaining authorization was $4.4 million.  There is no expiration of the authorization.

In reviewing and approving the transaction, the independent directors of the Board considered, among other factors, the benefits to the Company’s stockholders of this transaction such as the fact that (i) the share repurchase transaction is expected to be accretive to earnings per share, and (ii) the transaction was a unique opportunity to repurchase a large block of shares in an orderly manner. The transaction was funded from borrowings under the Company’s Credit Facility which was amended on May 9, 2016 in order to provide an additional $25.0 million in borrowing capacity for an aggregate amount of up to $45.0 million from time to time pursuant to the Revolver. There were no amounts outstanding under the Credit Facility prior to the repurchase described above.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 30, 2016, do not include 4 thousand and 288 thousand shares for a cost of $50 thousand and $3.9 million, respectively, which the Company bought back to satisfy employee net vesting-related tax obligations.   During the quarter and nine months ended October 2, 2015, the Company bought back 5 thousand and 281 thousand shares at a cost of $0.1 million and $2.2 million, respectively, to satisfy employee net vesting-related tax obligations.

Dividend Program

In 2015, the Company increased the annual dividend from $0.12 per share to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders on record on June 29, 2015 and December 28, 2015, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2015 was paid in January 2016. During the quarter ended April 1, 2016, the Company increased its annual dividend to $0.26 per share to be paid on a semi-annual basis. During the quarter ended July 1, 2016, the Board of Directors declared the semi-annual dividend payment of $0.13 per share, or a total of $4.0 million, for shareholders of record on June 30, 2016, which was paid on July 11, 2016.  Subsequent to quarter end, the Company declared its semi-annual dividend of $0.13 per share for shareholders of record as of December 22, 2016 which is to be paid on January 5, 2017.

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

10. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity and differs from the Company’s non-GAAP reporting, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Revenue:
North America	$64,136	$57,060	$188,666	$161,025
International (primarily European countries)	9,982	10,157	29,843	33,561
Total revenue	$74,118	$67,217	$218,509	$194,586

 Long-lived assets are attributable to the following geographic areas (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.  Geographic and Group Information (continued)

	September 30,	January 1,
	2016	2016
Long-lived assets:
North America	$77,523	$78,230
International (primarily European countries)	12,997	14,662
Total long-lived assets	$90,520	$92,892

As of September 30, 2016 and January 1, 2016, foreign assets included $12.6 million and $14.1 million, respectively, of goodwill related to acquisitions.

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015

The Hackett Group	$62,610	$58,174	$186,302	$165,757
ERP Solutions	11,508	9,043	32,207	28,829
Total revenue	$74,118	$67,217	$218,509	$194,586

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Nine Months Ended
	September 30,		October 2,		September 30,		October 2,
	2016		2015		2016		2015
Revenue:				(unaudited)
Revenue before reimbursements	$66,810	100.0%	$59,992	100.0%	$196,961	100.0%	$174,320	100.0%
Reimbursements	7,308		7,225		21,548		20,266
Total revenue	74,118		67,217		218,509		194,586

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	40,621	60.8%	36,231	60.4%	120,866	61.4%	106,272	61.0%
Non-cash stock compensation expense	1,135		1,372		3,318		3,463
Acquisition-related non-cash stock compensation expense	315		251		898		677
Reimbursable expenses	7,308		7,225		21,548		20,266
Total cost of service	49,379		45,079		146,630		130,678

Selling, general and administrative costs	14,664	21.9%	14,579	24.3%	43,918	22.3%	43,516	25.0%
Non-cash stock compensation expense	793		2,068		2,251		3,123
Amortization of intangible assets	275		548		825		1,642
Total selling, general, and administrative expenses	15,732		17,195		46,994		48,281

Total costs and operating expenses	65,111		62,274		193,624		178,959

Income from operations	9,007	13.5%	4,943	8.2%	24,885	12.6%	15,627	9.0%

Other income (expense):
Interest income	—		1		—		3
Interest expense	(137)		(102)		(288)		(351)

Income from operations before income taxes	8,870	13.3%	4,842	8.1%	24,597	12.5%	15,279	8.8%
Income tax expense	3,382	5.1%	1,784	3.0%	9,281	4.7%	5,525	3.2%
Net income	$5,488	8.2%	$3,058	5.1%	$15,316	7.8%	$9,754	5.6%

Diluted net income per common share	$0.17		$0.10		$0.47		$0.32

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$8,870		$4,842		$24,597		$15,279
Non-cash stock compensation expense	1,928		3,440		5,569		6,586
Acquisition-related non-cash stock compensation expense	315		251		898		677
Amortization of intangible assets	275		548		825		1,642
Adjusted non-GAAP income before income taxes	11,388		9,081		31,889		24,184
Adjusted non-GAAP income tax expense	3,416	30.0%	2,724	30.0%	9,567	30.0%	7,255	30.0%
Adjusted non-GAAP net income	$7,972		$6,357		$22,322		$16,929

Adjusted non-GAAP diluted net income per share	$0.25		$0.20		$0.68		$0.55

Adjusted non-GAAP gross margin (1)	26,189	39.2%	23,761	39.6%	76,095	38.6%	68,048	39.0%

(1) Adjusted non-GAAP gross margin is revenue before reimbursable expenses less personnel costs before reimbursable expenses.

          Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition-related charges and gains and assumes a normalized 30% cash tax rate.

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

Our total Company revenue increased 10%, to $74.1 million and 12%, to $218.5 million during the quarter and nine months ended September 30, 2016, respectively, as compared to $67.2 million and $194.6 million during the quarter and nine months ended October 2, 2015, respectively. Our strong results have been driven by 12% and 16% revenue growth from our North American service offerings during the quarter and nine months ended September 30, 2016, respectively.

The Hackett Group total revenue increased 8% and 12% during the quarter and nine months ended September 30, 2016, respectively, as compared to the quarter and nine months ended October 2, 2015. Strong Hackett U.S. growth of 9% and 17% during the quarter and nine months ended September 30, 2016, respectively, as compared to the same respective periods in the prior year. The strong U.S. Hackett revenue more than offset the decline in year over year international revenue. Hackett international revenue increased 0.4%, or 3% in constant currency, for the quarter ended September 30, 2016, but decreased 8%, or 6% in constant currency, during the nine months ended September 30, 2016, as compared to the same respective periods in the prior year.

ERP Solutions total revenue increased 27% and 12% during the quarter and nine months ended September 30, 2016, respectively, as compared to the quarter and nine months ended October 2, 2015.  The increase is primarily due to increased software sales and related consulting services, as well as annualized contract value growth in our SAP maintenance group.

Total Company international revenue accounted for 13% of total Company revenue during both the quarter and nine months ended September 30, 2016, as compared to 14% and 16% during the same respective periods in 2015.

Reimbursements as a percentage of total revenue were 10% during both the quarter and nine months ended September 30, 2016, as compared to 11% and 10% for the quarter and nine months ended October 2, 2015, respectively.  In 2016 and 2015, respectively, no customer accounted for more than 5% of total revenue.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Total cost of service before reimbursable expenses increased 11%, or $4.2 million, and 13%, or $14.7 million during the quarter and nine months ended September 30, 2016, respectively, as compared to the quarter and nine months ended October 2, 2015. Adjusted non-GAAP personnel costs increased 12%, or $4.4 million and 14% or, $14.6 million, during the quarter and nine months ended September 30, 2016, respectively, as compared to the quarter and nine months ended October 2, 2015. The increase in both the U.S. GAAP and non-GAAP measures in absolute dollars was primarily a result of increased hiring activities, lower than expected consultant turnover and the increased usage of subcontractors commensurate with market demand.

Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, remained flat at 63% and 64% during the quarter and nine months ended September 30, 2016, respectively, as compared to 63% for both the quarter and nine months ended October 2, 2015, respectively. Adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, remained relatively flat at 61% during both the quarter and nine months ended September 30, 2016, respectively, as compared to 60% and 61% for the quarter and nine months ended October 2, 2015, respectively.

Total company adjusted gross margin was 37% of net revenue in during both the quarter and nine months ended September 30, 2016, as compared to 36% and 37% during the quarter and nine months ended October 2, 2015, respectively. Total company adjusted non-GAAP gross margin was 39% of net revenue during both the quarter and nine months ended September 30, 2016, as compared to 40% and 39% during the quarter and nine months ended October 2, 2015, respectively.

Selling, General and Administrative Costs (SG&A). SG&A costs were $15.7 million and $47.0 million for the quarter and nine months ended September 30, 2016, respectively, as compared to $17.2 million and $48.3 million for the quarter and nine months ended October 2, 2015, respectively. Adjusted non-GAAP SG&A costs were $14.7 million and $43.9 million for the quarter and nine months ended September 30, 2016, respectively, as compared to $14.6 million and $43.5 million for the quarter and nine months ended October 2, 2015, respectively.

SG&A costs as a percentage of revenue before reimbursements were 24% for both the quarter and nine months ended September 30, 2016, as compared to 29% and 28% for the quarter and nine months ended October 2, 2015, respectively. Adjusted non-GAAP SG&A costs as a percentage of revenue before reimbursements were 22% for both the quarter and nine months ended September 30, 2016, respectively, as compared to 24% and 25% for the quarter and nine months ended October 2, 2015. The decrease in both of the U.S. GAAP and non-GAAP measures was due to the improved leverage from increased revenue.

Income Taxes. During the quarter and nine months ended September 30, 2016, we recorded income tax expense of $3.4 million and $9.3 million, respectively, which reflected a tax rate for both periods of 38% for certain federal, foreign and state taxes. In the quarter and nine months ended October 2, 2015, we recorded income tax expense of $1.8 million and $5.5 million, respectively, which reflected a tax rate of 37% and 36% for certain federal, foreign and state taxes. The increase in tax expense for the quarter and nine months ended September 30, 2016, as compared to the quarter and nine months ended October 2, 2015, was primarily the result of higher taxable income and the geographical mix of taxable earnings.

Our adjusted non-GAAP results utilize a normalized tax rate of 30%, which is our long term cash tax rate.

Liquidity and Capital Resources

As of September 30, 2016 and January 1, 2016, we had $14.4 million and $23.5 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired. The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 30,	October 2,
	2016	2015
Cash flows provided by operating activities	$20,812	$19,221
Cash flows used in investing activities	$(2,068)	$(2,428)
Cash flows used in financing activities	$(27,857)	$(15,092)

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.8 million and $19.2 million during the nine months ended September 30, 2016 and October 2, 2015, respectively.  In 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income taxes payable, partially offset by increased accounts receivable and unbilled revenue, decreases in accounts payable related to the timing of vendor payments and decreases in accrued income taxes resulting from the 2016 income tax payment.  In 2015, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increased accrued liabilities primarily related to higher incentive compensation accruals, partially offset by increased accounts receivable and unbilled revenue and decreased accounts payable related to the timing of vendor payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million and $2.4 million during the nine months ended September 30, 2016 and October 2, 2015, respectively. Net cash used in investing activities during the first nine months in 2016 and 2015, was primarily due to capital expenditures on the continued development of our benchmark technology and the purchase of computer equipment as a result of the increase in headcount.

Cash Flows from Financing Activities

Net cash used in financing activities was $27.9 million and $15.1 million during the nine months ended September 30, 2016 and October 2, 2015, respectively. The usage of cash in 2016 was primarily related to the cost of the repurchase of $30.1 million of Company common stock under the Company’s share repurchase program, $3.9 million to satisfy employee net vesting-related tax requirements and $7.2 million was utilized to payout dividends.  These uses of cash were partially offset by the net borrowings of $13.0 million. Net cash used from financing activities during 2015 was primarily related to the payout of dividend for $3.1 million, the cost of the repurchase of $1.4 million of Company common stock and $2.2 million to satisfy employee net vesting-related tax requirements.

The Company is party to a credit agreement with Bank of America, N.A.  The Credit Agreement provides for a revolving line of credit (the “Revolver”). As of September 30, 2016, we had a remaining capacity under our Revolver of approximately $32.0 million. See Note 5, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2016, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 30, 2016.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2016, the Company repurchased approximately 30 thousand shares of its common stock at an average price of $14.84 per share, for a total cost of approximately $449 thousand, under the repurchase plan approved by the Company's Board of Directors. As of September 30, 2016, the total authorization approved by the Company’s Board of Directors was $127.2 million of which $4.4 million was remaining.  There is no expiration of the authorization.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of July 1, 2016	—	$—	—	$4,882,683
July 2, 2016 to July 29, 2016	15,277	$13.40	15,277	$4,678,014
July 30, 2016 to August 26, 2016	—	$—	—	$4,678,014
August 27, 2016 to September 30, 2016	15,000	$16.31	15,000	$4,433,361
	30,277	$14.84	30,277

Shares repurchased under the repurchase plan approved by the Company's Board of Directors do not include 4 thousand and 288 thousand shares for a cost of $50 thousand and $3.9 million that the Company bought back to satisfy employee net vesting-related tax obligations for the quarter and nine months ended September 30, 2016, respectively.

Item 6.Exhibits.

See Index to Exhibits on page 21, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 9, 2016	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's
Form 10-K for the year ended December 29, 2000).

3.3	Articles of Amendment of the Third Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's
Form 8-K filed on March 31, 2008).

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (exhibits filed herewith).

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 (exhibits filed herewith).