Form 10-K
period 2016-12-30
HACKETT GROUP, INC.
filed 2017-03-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $322,450,791 on July 1, 2016 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 6, 2017 was 29,187,155.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2017 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm to global companies. Services include benchmarking, executive advisory, business transformation, enterprise performance management,  working capital management, and global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle EPM and SAP practices.

The Hackett Group has completed more than 13,000 benchmarking and performance studies with major organizations, including 93% of the Dow Jones Industrials, 87% of the Fortune 100, 87% of the DAX 30 and 58% of the FTSE 100. These studies drive its Best Practice Intelligence Center™ which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flows accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

Heading into fiscal 2017, the rapid development and move to cloud applications and infrastructure, along with improving mobile functionality and User Experience being introduced into the market place by technology providers, is dramatically influencing the way businesses compete and deliver their services.  This will disrupt entire industries at an accelerated pace, forcing organizations to fundamentally change and adapt these new capabilities in order to remain competitive.  The speed of change will only be limited by the ability of technology providers to deliver on their functionality and performance.  But regardless of their delivery limitations, we believe that the mere threat or opportunity promised will lead to a significant enterprise transformation period. Over time,  this will redefine traditional sequential and linear based business models and activities to fully networked and dynamic automated workflows and events with enhanced analytics that will finally deliver on the much anticipated predictive analytics and artificial intelligence expectations.

This so called Digital Transformation era is very attractive to our organization since we believe our clients will increasingly turn to us to provide them with Best Practice insight on what technology can actually deliver and what changes in business models actually work and will justify significant investments.

On a near term basis, we expect our US growth will be tempered by the migration from On Premise to Cloud software offerings as sales channels improve its message to clients and as clients assess and react to the new paradigm.   We also believe that as the Cloud offerings mature that there will be an accelerated migration to the new cloud software that will create increasing activity for technology service providers. In Europe we expect our revenues to be favorable to 2017 growth prospects.  Two years ago we made the conscious decision to expand our service offerings to more closely mirror our US make up.  We are now seeing a meaningful impact from this investment and expect Enterprise Performance Management (“EPM”) in Europe to represent a growing component of our European revenues for the year. Additionally, the growth in our “IP as a Service offering” should continue to grow and be noticeable to our 2017 results.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our so called “wedge” or Benchmarking and Best Practices Advisory services. Our Benchmarking and Best Practice Advisory offerings are highly differentiated and have been providing significant and improved cross-selling leverage for our Business Transformation and Technology consulting services.  As we have been previewing, we plan to roll out a new Benchmarking offering we are calling Quantum Leap that will incorporate our Hackett Performance Exchange (“HPE”) technology and other innovations into our Benchmark (“BM”) platform offerings that will improve and further differentiate the value delivered through our BM offerings.  We expect this launch to happen in the first half of 2017.

In Best Practices Advisory, our IP alliance relationships are helping us invest in new technology and offerings that will improve our client’s access and leverage of our proprietary insight that we deliver through Best Practice programs.

In the fourth quarter of 2015, we launched a dedicated Hackett best practices advisory program for ADP’s Vantage HCM® solution.  Given our early success with this program, we are now developing plans with ADP that will expand our offering additional platforms that they expect to migrate to Vantage as well as a program into a targeted part of their existing install base.  These new programs will expand our opportunities with ADP in 2017.

Relative to our new Certified GBS Program (CGBSP) alliance with Chartered Institute of Management Accountants, we believe this relationship will allow us to build a new professional development business that provides globally recognized certifications for shared services and global business service professionals.    During the fourth quarter we launched our last remaining managerial diploma course.  This now allows all of our existing clients to see our fully completed curriculum.

We recently announced the launch of our Enterprise Analytics training and certification course and the introduction of The Hackett Institute.  Analytical skills are expected to grow over the next decade as companies realize the value of data and related insight and realize the need to extend these skills in a meaningful way throughout the enterprise.  This new offering was launched without an alliance partner.  However, academic institutions that can extend the value of our content and the branding and value of our planned certification, will be considered.  Given the unique nature of our Best Practice content and the recognized value we have experienced with the CGBS offering appears to indicate that continuing education provides a revenue growth opportunity for our organization.

Our long term strategy continues to be to build our brand by building new offerings and capabilities around our unmatched Best Practice intellectual capital in order to serve clients strategically and whenever possible, continuously.

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

Similarly, we integrate Hackett-Certified™ best practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle and SAP to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of best of breed software. BPI establishes the foundation for improved performance.

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

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett is the only organization that has conducted more than 13,000 benchmark and performance studies over 23 years at over 5,100 clients, generating proprietary data sets spanning performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository, delivers a powerful and distinct value proposition for our clients.

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

We believe that clients that leverage our IP are more likely to allow us to serve them more broadly.  IP-based services enhance our opportunities to serve clients remotely, continuously and more profitably.  Our goal is to use our unique intellectual capital to establish a strategic relationship with our clients directly or through strategic alliances and channels and to further use that entry point to introduce our business transformation and technology capabilities.  Our long-term goal is to be able to ascribe an increasing percentage of our total annual revenues to clients who are continuously engaged with us through our executive and best practices advisory programs, and through our Hackett Performance Exchange.   At the end of the fourth quarter of 2016 our Executive and Best Practice Advisory Members totaled 1,075 across 330 clients.  Consistent with prior years, approximately 50% of our Hackett sales were also Advisory clients, which continues to support the leverage of this entry or IP-wedge offering.

If our clients need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Executive or Best Practices Advisory Programs. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to a growing client base, which will improve the predictability of our results.   We continue to explore ways to leverage our IP through new external strategic partners and their channels.

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

We also launched the Association of Certified GBS Professionals Program with CIMA, the Chartered Institute of Management Accountants. We believe this relationship will allow us to build an entirely new professional development business that provides globally recognized certifications for shared services and global business service professionals.     Our plan is to augment our existing entry level program with an Executive level program next April and the Managerial level program by next July.  At that time, we will have our complete curriculum fully rolled out.  We have over 20 clients who have already committed to a Pilot program and use our entry level course for the assessment.  We believe our ability to ramp throughout the year will accelerate as we rollout the other two programs and clients complete initial pilot programs.

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

We have also announced our new Enterprise Analytics training and certification course and the introduction of The Hackett Institute.  We believe that analytical skills will significantly grow over the next decade as companies realize the value of data and related insight and realize the need to extend these skills in a meaningful way throughout the enterprise.  Given the unique nature of our Best Practice content and the recognized value we have experienced with our CGBS offering we now believe that continuing education provides a significant revenue growth opportunity for our organization.

•

Continue to expand our BPI tools. BPI incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us based on our BPI approach and tools. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.  In 2016, we invested in the automation and further integration of our various metrics, best practices and best practice acceleration tools.  This effort will continue in 2017.

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

•

Introduce New IP-centric Offerings:  We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their products, such as those offered through our CGBS and ADP programs. We continue to look for other potential programs through which to introduce new IP-centric offerings.

•	Benchmarking Services

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 5,100 organizations globally. This includes 93% of the Dow Jones Industrials, 87% of the Fortune 100, 87% of the DAX 30 and 58% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 2,000 best practices for over 115 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

We plan to continue to invest heavily in these areas as we have been previewing, we planned to rollout a new benchmarking offering that we are calling Quantum Leap that will fully incorporate our HPE technology and other innovations into our benchmarking platform offering that will improve and further differentiate the unmatched value delivered through our benchmarking offerings. We expect this launch to happen in the first half of 2017.

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

•	EPM & Business Intelligence (“BI”) Solutions

Our EPM/BI practice focuses on helping clients enhance the decision-making capability in their businesses. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment.  Solutions typically reside in 3 primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics.  Solution innovations have taken the practice into areas such as Big Data, Cloud technology data management and governance, and Industry-specific analytic templates.  This practice works closely with Oracle technology offerings and was the #1 Oracle EPM partner for 2013, 2014 and 2015.   Oracle no longer recognizes this designation as a result of their emphasis on cloud-based offerings.

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

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2016, 2015 and 2014, our ten most significant clients accounted for 24%, 24% and 21% of revenue, respectively. In addition, during 2016 and 2015 our largest client generated 4% of total revenue, and in 2014, our largest client generated 3% of total revenue. We believe that we have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have generally been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients while continuing to emphasize the growth of our Executive Advisory Program clients. In our technology practice groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

As of December 30, 2016, we had 1,079 associates, excluding subcontractors, 80% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. From time to time, we also engage consultants as independent contractors.

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

Our financial results may fluctuate from quarter to quarter in any given year and should not be used to predict future performance. In future quarters, our operating results may not meet analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause fluctuations in our financial results, including:

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2016, our ten largest clients accounted for 24% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

Integrating businesses that we acquire in the future may involve unanticipated delays, costs and/or other operational and financial problems. In integrating acquired businesses, we may not achieve expected economies of scale or profitability, or realize sufficient revenue to justify our investment. If we encounter unexpected problems as we try to integrate an acquired firm into our business, our management may be required to expend time and attention to address the problems, which would divert their time and attention from other aspects of our business.

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

We have international operations, where we earn revenue and incur costs in various foreign currencies, primarily the British Pound, the Euro and the Australian Dollar. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenue, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenue and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. Dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results.

Our cash position includes amounts denominated in foreign currencies. We manage our worldwide cash requirements considering available funds from our subsidiaries and the cost effectiveness with which these funds can be accessed. The repatriation of cash balances from certain of our subsidiaries outside the U.S. could have adverse tax consequences and be limited by foreign currency exchange controls. However, those balances are generally available in the local jurisdiction without legal restrictions to fund ordinary business operations. Any fluctuations in foreign currency exchange rates could materially impact the availability and amount of these funds available for transfer.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York, Philadelphia, San Francisco, Frankfurt, London, Paris, Montevideo, Hyderabad and Sydney. As of December 30, 2016, we had operating leases that expire on various dates through December 2024. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ Stock Market symbol, "HCKT". The following table sets forth for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the NASDAQ Stock Market:

2016	High	Low
Fourth Quarter	$18.35	$14.64
Third Quarter	$17.26	$13.06
Second Quarter	$15.74	$13.11
First Quarter	$15.84	$12.44

2015	High	Low
Fourth Quarter	$20.02	$13.12
Third Quarter	$15.23	$12.07
Second Quarter	$14.20	$8.66
First Quarter	$9.58	$7.31

The closing sale price for the common stock on March 6, 2017, was $19.20.

As of March 6, 2017, there were 268 holders of record of our common stock and 29,187,155 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Information appearing under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement is hereby incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 30, 2011 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 30, 2011.

	12/30/11	12/28/12	12/27/13	1/2/15	1/1/16	12/30/16
The Hackett Group, Inc.	$100.00	$109.59	$173.03	$245.75	$460.11	$514.33
NASDAQ Composite Index	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
Peer Group	$100.00	$93.51	$152.43	$147.57	$131.01	$137.76

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program of $0.10 per share. In December 2012 and 2013, we paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close of business on December 20, 2012 and on December 10, 2013, respectively. In 2014, we increased the dividend to $0.12 per share, or $3.5 million, to shareholders of record as of close of business on December 10, 2014. In 2015, we increased the annual dividend to $0.20 per share to be paid on a semi-annual basis, or $3.1 million and $3.2 million to shareholders of record on June 29, 2015 and December 28, 2015, respectively. In 2016, we increased the annual dividend to $0.26 per share to be paid on a semi-annual basis or $4.0 million to shareholders of record on both June 30, 2016 and December 22, 2016. Subsequent to year-end 2016, we increased the annual dividend from $0.26 per share to $0.30 per share to be paid on a semi-annual basis. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 30, 2016 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of January 1, 2016	—	$—	—	$2,309,346
January 2, 2016 to September 30, 2016	2,059,287	$14.60	2,059,287	$4,433,356
October 1, 2016 to October 28, 2016	—	$—	—	$4,433,356
October 29, 2016 to November 25, 2016	—	$—	—	$4,433,356
November 26, 2016 to December 30, 2016	—	$—	—	$4,433,356
	2,059,287	$14.60	2,059,287

During the year ended December 30, 2016, the Company’s Board of Directors approved an additional $32.2 million authorization, bringing the cumulative authorization as of December 30, 2016, to $127.2 million with cumulative purchases under the plan of $122.8 million, leaving $4.4 million available for future purchases. Subsequent to year end, we repurchased 59 thousand shares of the Company’s stock from members of our Board of Directors for a total cost of $1.2 million, or $20.13 per share, leaving $3.2 million available for future purchases.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2016, 294 thousand shares were withheld and not issued for a cost of $4.0 million and in 2015, 297 thousand shares were withheld and not issued for a cost of $2.5 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 30, 2016, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 30,	January 1,	January 2,	December 27,	December 28,
	2016	2016	2015	2013	2012
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$259,907	$234,581	$213,519	$200,391	$199,749
Reimbursements	28,654	26,359	23,218	23,439	22,987
Total revenue (1)	288,561	260,940	236,737	223,830	222,736
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (2)	163,273	147,024	138,958	130,456	125,912
Reimbursable expenses	28,654	26,359	23,218	23,439	22,987
Total cost of service	191,927	173,383	162,176	153,895	148,899
Selling, general and administrative costs	62,081	65,632	61,386	54,208	56,997
Bargain purchase gain from acquisition (3)	—	—	(3,015)	—	—
Restructuring costs (benefit)	—	—	3,604	—	(211)
Total costs and operating expenses	254,008	239,015	224,151	208,103	205,685
Operating income	34,553	21,925	12,586	15,727	17,051
Other expense:
Interest expense, net	(387)	(409)	(620)	(465)	(610)
Income from continuing operations before income taxes	34,166	21,516	11,966	15,262	16,441
Income tax expense (benefit) (4)	12,625	7,707	2,255	6,398	(478)
Income from continuing operations	21,541	13,809	9,711	8,864	16,919
Loss from discontinued operations	—	—	—	(135)	(222)
Net income	$21,541	$13,809	$9,711	$8,729	$16,697

Basic net income per common share:
Income per common share from continuing operations	$0.74	$0.47	$0.34	$0.29	$0.54
Loss per common share from discontinued operations	—	—	—	—	(0.01)
Net income per common share	$0.74	$0.47	$0.34	$0.29	$0.53

Diluted net income per common share:
Income per common share from continuing operations	$0.66	$0.43	$0.33	$0.28	$0.51
Loss per common share from discontinued operations	—	—	—	(0.01)	(0.01)
Net income per common share	$0.66	$0.43	$0.33	$0.27	$0.50

Weighted average common shares outstanding:
Basic	29,082	29,620	28,718	30,283	31,704
Diluted	32,815	31,968	29,881	32,116	33,511

Consolidated Balance Sheet Data:
Cash	$19,710	$23,503	$14,608	$18,199	$16,906
Restricted cash	$—	$—	$—	$354	$683
Working capital	$12,999	$17,375	$15,418	$20,767	$19,020
Total assets	$159,299	$160,379	$149,598	$145,188	$149,180
Long-term debt	$7,000	$—	$18,263	$19,029	$22,105
Shareholders' equity	$86,269	$102,144	$89,788	$93,176	$94,726
Dividends declared per share	$0.26	$0.20	$0.12	$0.10	$0.10

(1)	In January 2014, we acquired Technolab, an EPM AMS business. As a result of the acquisition, our 2014 results of operations included $10.3 million in total revenue from Technolab.
(2)	Fiscal year 2014 includes acquisition-related compensation expense of $4.3 million from the acquisition of Technolab, an EPM AMS business.
(3)	Fiscal year 2014 includes a bargain purchase gain from the acquisition of Technolab, an EPM AMS business. See Note 15 to our consolidated financial statements included in this Annual Report.
(4)	Fiscal years 2012 includes the benefit for the release of $6.7 million of deferred income tax asset valuation allowance.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 13,000 benchmark and performance studies over 23 years at over 5,100 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation working capital management and technology solutions, with corresponding offshore support. In addition, we are identifying new opportunities for our benchmarking and best practice intellectual property by leveraging new channels through strategic alliances to introduce new recurring revenue, high margin offerings that could redefine our organizational model that we have started to refer to as “IP as a service” business.

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management (“EPM”) and EPM Application Maintenance and Support (“AMS”) groups. “ERP/SAP Solutions” encompasses our SAP ERP Technology and SAP Maintenance groups.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations and Executive Advisory Programs) and Hackett Technology Solutions (including SAP ERP and AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2016 and determined that goodwill was not impaired.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog, non-compete agreements and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Stock Based Compensation

We recognize compensation expense for awards of equity and liability instruments to employees based on the grant-date fair value of those awards, over the requisite service period, with limited exceptions.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2016, 2015 and 2014 ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro forma”, which is unaudited.  We also present earnings before income taxes, interest expense, depreciation and amortization (EBITDA) and adjusted EBITDA, both of which are non-GAAP measures.

References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition-related income and expense, restructuring charges and assumes a normalized long-term cash tax rate.

All non-GAAP information presented herein should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts), as well as related adjusted non-GAAP results.

	Twelve Months Ended
	December 30,		January 1,		January 2,
	2016		2016		2015
Revenue:
Revenue before reimbursements	$259,907	100%	$234,581	100%	$213,519	100%
Reimbursements	28,654		26,359		23,218
Total revenue	288,561		260,940		236,737

Costs and expenses:
Cost of service:
Personnel costs	157,515	61%	141,665	60%	131,962	62%
Non-cash stock compensation expense	4,544		4,432		2,656
Acquisition-related stock compensation expense	1,214		927		900
Acquisition consideration reflected as compensation expense	-		-		3,440
Reimbursable expenses	28,654		26,359		23,218
Total cost of service	191,927		173,383		162,176

Selling, general and administrative costs	57,974	22%	58,423	25%	56,240	26%
Non-cash stock compensation expense	3,007		2,344		2,337
SARs-related non-cash compensation expense	-		2,658		477
Acquisition-related costs	-		-		120
Amortization of intangible assets	1,100		2,207		2,212
Total selling, general, and administrative expenses	62,081	24%	65,632	28%	61,386	29%

Bargain purchase gain from acquisition	-		-		(3,015)
Restructuring costs	-		-		3,604
Total costs and operating expenses	254,008		239,015		224,151
Income from operations	34,553	13%	21,925	9%	12,586	6%
Other income (expense):
Interest income	-		3		6
Interest expense	(387)		(412)		(626)
Income from operations before income taxes	34,166	13%	21,516	9%	11,966	6%
Income tax expense	12,625	5%	7,707	3%	2,255	1%
Net income	$21,541	8%	$13,809	6%	$9,711	5%

Diluted net income per common share	$0.66		$0.43		$0.33

Adjusted non-GAAP data (unaudited):
Income from continuing operations before income taxes	$34,166		$21,516		$11,966
Bargain purchase gain from acquisition	-		-		(3,015)

Non-cash stock compensation expense	7,551		6,776		4,993
SARs-related non-cash compensation expense	-		2,658		477
Acquisition-related stock compensation expense	1,214		927		900
Acquisition-related compensation expense	-		-		3,440
Acquisition-related costs	-		-		120
Restructuring costs	-		-		3,604
Amortization of intangible assets	1,100		2,207		2,212
Adjusted non-GAAP income before income taxes	44,031		34,084		24,697
Adjusted non-GAAP income tax expense	13,209	30%	10,225	30%	7,847	32%
Adjusted non-GAAP net income	$30,822		$23,859		$16,850

Adjusted non-GAAP diluted net income per share	$0.94		$0.75		$0.56

EBITDA:
Income from operations before income taxes	$34,166		21,516		11,966
Interest expense	387		412		626
Depreciation expense	2,485		2,582		2,357
Amortization of intangible assets	1,100		2,207		2,212
EBITDA	$38,138		26,717		17,161

Reconciliation to adjusted EBITDA:
EBITDA	$38,138		$26,717		$17,161
Non-cash stock compensation expense	7,551		6,776		4,993
SARs-related non-cash compensation expense	-		2,658		477
Acquisition-related non-cash stock compensation expense	1,214		927		900
Acquisition-related compensation expense	-		-		3,440
Acquisition-related costs	-		-		120
Restructuring costs	-		-		3,604
Bargain purchase gain from acquisition	-		-		(3,015)
Adjusted EBITDA	$46,903		$37,078		$27,680

Comparison of 2016 to 2015

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains, restructuring charges and assumes a normalized long-term cash tax rate of 30%.

Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices. For the fiscal year 2016, revenue increased 10.6% to $288.6 million and earnings per share increased 53%, as compared to the same period in the prior year. Fiscal year 2015 earnings per share was unfavorably impacted by non-recurring, non-cash compensation expense relating to performance-based Stock Appreciation Rights issued in 2012. 2016 adjusted non-GAAP earnings per share increased 25%, as compared to the same period in the prior year, on top of the two previous non-GAAP earnings per share results which were up 34% in 2015 and 37% in 2014, as compared to the same period in the prior year. Earnings before income taxes, interest expense, depreciation and amortization (EBITDA) increased to $38.1 million in fiscal 2016 from $26.7 million in 2015. Adjusted EBITDA increased to $46.9 million in 2016 from $37.1 million in 2015.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2016 and 2015. Revenue is analyzed based on geographic location of engagement team personnel.

Our total Company revenue increased 10.6%, or 11.1% in constant currency, to $288.6 million in 2016, as compared to $260.9 million in 2015. Our strong 2016 results were driven by over 13% revenue growth from our North American service offerings. By consolidating several of our Hackett practices, we have seen improvement in collaboration and cross-selling which has allowed us to serve clients more broadly. As an example, revenue from our top twenty U.S. clients this year grew just over 20% from the prior year. Our domestic growth was partially offset by weak European revenue which has decreased 2.9% year over year, but was flat on a constant currency basis. Our international revenue accounted for 14% of our total revenue in 2016, as compared to 16% in 2015.

Reimbursements as a percentage of total revenue were 10% during both 2016 and 2015. In 2016 and 2015, no customer accounted for more than 5% of our total revenue.

Total Cost of Service. Cost of service consists of personnel costs, which are comprised of salaries, benefits incentive compensation for consultants and subcontractor fees; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 11% to $157.5 million in 2016 from $141.7 million in 2015. The increase in the absolute dollar amount was primarily a result of increased employee headcount and higher subcontractor costs to support increasing revenue. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements remained relatively flat at 61% in 2016, as compared to 60% in 2015.

Non-cash compensation expense included in total cost of service was comparable at $4.5 million in 2016, as compared to $4.4 million in 2015. Acquisition-related stock compensation expense included in total cost of service was $1.2 million in 2016, as compared to $0.9 million in 2015. The increase in the acquisition-related stock compensation expense was primarily related to the finalization of the earn-out equity granted related to the acquisition of Technolab International Corporation (“Technolab”).

Total Selling, General and Administrative (“SG&A”). SG&A costs, excluding non-cash compensation expense, SARs-related non-cash compensation expense and the amortization of intangible assets decreased 1% to $58.0 million in 2016, from $58.4 million in 2015. SG&A costs as a percentage of revenue before reimbursements were 22% in 2016 and 25% in 2015 due to the improved leverage from increased revenue.

Non-cash compensation expense included in total SG&A increased to $3.0 million in 2016, as compared to $2.3 million in 2015. The increase primarily related to the performance-based equity compensation which was driven by Company performance. SARs-related non-cash compensation expense included in total SG&A decreased $2.7 million in 2016, as compared to 2015, due to the non-recurring, non-cash stock compensation expense related to the performance-based SARs awards tied to the achievement of the pro-forma EBITDA performance target. This expense represented 100% of the non-cash compensation expense for these equity awards. See Note 9, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $1.1 million and $2.2 million in 2016 and 2015, respectively. The amortization expense in 2016 and 2015 was primarily due to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The decrease in the amortization expense primarily related to the full amortization at the end of 2015 of the customer backlog and tradename. The intangibles related to the customer relationship and non-compete agreement will continue to amortize through 2018.

Income Tax Expense. In 2016, we recorded income tax expense of $12.6 million, which reflected an effective tax rate of 37.0% for certain federal, foreign and state taxes. In 2015, we recorded income tax expense of $7.7 million, which reflected an effective tax rate of 35.8% for certain federal, foreign and state taxes.

Comparison of 2015 to 2014

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and gains, restructuring charges and assumes a long-term normalized cash tax rate of 30%.

Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices. Our strong results were in spite of weak European results and the unfavorable impact of foreign currency which reduced our 2015 earnings per share and adjusted non-GAAP earnings per share by approximately three and four cents, respectively.

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

Non-cash compensation expense included in cost of sales increased $1.8 million in 2015, as compared to 2014, primarily due to the impact of historical equity awards on the current year.  Total acquisition-related stock compensation expense was $0.9 million in both 2015 and 2014, all of which related to the Technolab acquisition.

Total Selling, General and Administrative (“SG&A”). SG&A costs excluding non-cash compensation expense, SARs-related non-cash compensation expense and the amortization of intangible assets increased 4% to $58.4 million in 2015, from $56.2 million in 2014 primarily due to higher selling-related expenses and incentive compensation accruals commensurate with Company performance. SG&A costs as a percentage of revenue before reimbursements were 25% in 2015 and 26% in 2014 due to the improved leverage from increased revenue.

Non-cash compensation expense, included in total SG&A, was $2.3 million in both 2015 and 2014. SARs-related non-cash compensation expense, included in total SG&A, increased $2.2 million in 2015, as compared to 2014, due to the non-recurring, non-cash stock compensation expense related to the performance-based SARs awards tied to the achievement of the pro-forma EBITDA performance target. The expense in 2015 represented 100% of the non-cash compensation expense for these equity awards. See Note 9, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $2.2 million in both 2015 and 2014. The amortization expense in 2015 and 2014 was primarily due to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab.

Bargain Purchase Gain from Acquisition. During the first quarter of 2014, we acquired and accounted for certain assets and liabilities of Technolab.  At closing, the Seller received $3.0 million in cash, not subject to vesting, and $1.0 million in stock, subject to service vesting. Additionally, the seller had the ability to earn up to $8.0 million in a combination of cash, not subject to service vesting, and stock, subject to service vesting, based on a one-year profitability based earn-out.  The amounts paid to the Seller at closing in stock, as well as the amounts earned as part of the earn-out due to the Seller in cash, not subject to service vesting, and stock, subject to service vesting, were accounted for as compensation expense. During the quarter ended October 2, 2015, we settled the contingent earn-out with cash and issued equity in accordance with the purchase agreement.

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

Liquidity and Capital Resources

As of December 30, 2016 and January 1, 2016, we had $19.7 million and $23.5 million, respectively, of cash and cash equivalents, respectively. We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 30,	January 1,
	2016	2016
Cash flows provided by operating activities	$32,889	$36,177
Cash flows used in investing activities	$(3,179)	$(3,002)
Cash flows used in financing activities	$(33,499)	$(24,237)

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.9 million in 2016, as compared $36.2 million in 2015. In 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increased accounts receivable and unbilled revenue.  In 2015, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increased accrued liabilities primarily related to higher incentive compensation accruals, partially offset by increased accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million in 2016, as compared to $3.0 million in 2015. Both periods include approximately $3.0 million in capital expenditures on the continued development of our benchmark technology and the purchase of computer equipment as a result of the increase in headcount.

Cash Flows from Financing Activities

Net cash used in financing activities was $33.5 million in 2016 and $24.2 million in 2015. The usage of cash in 2016 was primarily related to the cost of the repurchase of $30.1 million of Company common stock under the Company’s share repurchase program, $4.0 million to satisfy employee net vesting-related tax requirements and $7.2 million was utilized to payout dividends.  These uses of cash were partially offset by the net borrowings of $7.0 million. The usage of cash in 2015 was primarily related to the net payoff of the debt of $18.3 million, total stock repurchases of $3.8 million, including $1.3 million under the Board open market purchase authorization and $2.5 million to satisfy employee net vesting obligations, and $3.1 million of dividend payments.

Contractual Obligations

There were no material capital commitments as of December 30, 2016. The following table summarizes our future principal payments under our Credit Agreement and future lease commitments under our non-cancelable operating leases as of December 30, 2016 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	—	—	—	7,000	—
Operating lease obligations	7,337	1,961	2,962	1,620	794
Total	$7,337	$1,961	$2,962	$8,620	$794

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our Credit Agreement, as such amounts vary and cannot be estimated. See Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 30, 2016.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 30, 2016, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2016 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. The Company recognized income related to foreign currency exchange of $0.6 million in 2016 and losses of $0.2 million and $8 thousand in 2015 and 2014, respectively.  These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Hackett Group, Inc.

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedule of The Hackett Group, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hackett Group, Inc. as of December 30, 2016 and January 1, 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Hackett Group, Inc.'s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of The Hackett Group, Inc.’s internal control over financial reporting.

/s/  RSM US LLP

Fort Lauderdale, Florida

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Hackett Group, Inc.

Miami, Florida

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of The Hackett Group, Inc., for the year ended January 2, 2015. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended January 2, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO USA, LLP
March 18, 2015	Certified Public Accountants

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30,	January 1,
	2016	2016
ASSETS
Current assets:
Cash	$19,710	$23,503
Accounts receivable and unbilled revenue, net of allowance of $2,574 and $1,881
at December 30, 2016 and January 1, 2016, respectively	47,399	42,046
Prepaid expenses and other current assets	1,704	1,938
Total current assets	68,813	67,487
Property and equipment, net	14,774	14,102
Other assets	3,336	4,206
Goodwill	72,376	74,584
Total assets	$159,299	160,379
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,089	$8,300
Accrued expenses and other liabilities	46,725	41,812
Total current liabilities	55,814	50,112
Non-current deferred tax liability, net	10,216	8,123
Long-term debt	7,000	—
Total liabilities	73,030	58,235
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 54,785,193 and 53,847,479
shares issued at December 30, 2016 and January 1, 2016, respectively	55	54
Additional paid-in capital	277,100	272,887
Treasury stock, at cost, 26,197,981 and 24,138,694 shares at December 30, 2016 and
January 1, 2016, respectively	(122,756)	(92,691)
Accumulated deficit	(56,581)	(70,134)
Accumulated other comprehensive loss	(11,549)	(7,972)
Total shareholders' equity	86,269	102,144
Total liabilities and shareholders' equity	$159,299	$160,379

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Revenue:
Revenue before reimbursements	$259,907	$234,581	$213,519
Reimbursements	28,654	26,359	23,218
Total revenue	288,561	260,940	236,737
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses
(includes $5,758, $5,359 and $3,556 of stock compensation
expense in 2016, 2015 and 2014, respectively)	163,273	147,024	138,958
Reimbursable expenses	28,654	26,359	23,218
Total cost of service	191,927	173,383	162,176
Selling, general and administrative costs
(includes $3,007, $5,002 and $2,814 of stock compensation
expense in 2016, 2015 and 2014, respectively)	62,081	65,632	61,386
Bargain purchase gain from acquisition	—	—	(3,015)
Restructuring cost	—	—	3,604
Total costs and operating expenses	254,008	239,015	224,151
Operating income	34,553	21,925	12,586
Other income (expense):
Interest income	—	3	6
Interest expense	(387)	(412)	(626)
Income from operations before income taxes	34,166	21,516	11,966
Income tax expense	12,625	7,707	2,255
Net income	$21,541	$13,809	$9,711
Basic net income per common share:
Income per common share from operations	$0.74	$0.47	$0.34
Weighted average common shares outstanding	29,082	29,620	28,718
Diluted net income per common share:
Income per common share from operations	$0.66	$0.43	$0.33
Weighted average common and common equivalent shares outstanding	32,815	31,968	29,881

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Net income	$21,541	$13,809	$9,711
Foreign currency translation adjustment	(3,577)	(1,807)	(1,714)
Total comprehensive income	$17,964	$12,002	$7,997

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2013	52,143	$52	$261,861	(22,189)	$(80,406)	$(83,880)	$(4,451)	$93,176
Issuance of common stock	1,060	1	(1,837)	—	—	—	—	(1,836)
Treasury stock purchased	—	—	—	(1,800)	(10,929)	—	—	(10,929)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	4,888	—	—	—	—	4,888
Dividend declared	—	—	—	—	—	(3,508)	—	(3,508)
Net income	—	—	—	—	—	9,711	—	9,711
Foreign currency translation	—	—	—	—	—	—	(1,714)	(1,714)
Balance at January 2, 2015	53,203	$53	$264,912	(23,989)	$(91,335)	$(77,677)	$(6,165)	$89,788
Issuance of common stock	644	1	(1,543)	—	—	—	—	(1,542)
Treasury stock purchased	—	—	—	(149)	(1,356)	—	—	(1,356)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,518	—	—	—	—	9,518
Dividend declared	—	—	—	—	—	(6,266)	—	(6,266)
Net income	—	—	—	—	—	13,809	—	13,809
Foreign currency translation	—	—	—	—	—	—	(1,807)	(1,807)
Balance at January 1, 2016	53,847	$54	$272,887	(24,138)	$(92,691)	$(70,134)	$(7,972)	$102,144
Issuance of common stock	938	1	(3,032)	—	—	—	—	(3,031)
Treasury stock purchased	—	—	—	(2,059)	(30,065)	—	—	(30,065)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	7,245	—	—	—	—	7,245
Dividend declared	—	—	—	—	—	(7,988)	—	(7,988)
Net income	—	—	—	—	—	21,541	—	21,541
Foreign currency translation	—	—	—	—	—	—	(3,577)	(3,577)
Balance at December 30, 2016	54,785	$55	$277,100	(26,197)	$(122,756)	$(56,581)	$(11,549)	$86,269

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Cash flows from operating activities:
Net income	$21,541	$13,809	$9,711
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	2,485	2,582	2,357
Amortization expense	1,100	2,207	2,212
Amortization of debt issuance costs	106	98	95
Provision for doubtful accounts	38	89	785
(Gain) loss on foreign currency transactions	(594)	170	8
Restructuring costs	—	—	3,604
Non-cash stock compensation expense	8,765	10,361	6,370
Acquisition consideration reflected as compensation expense	—	(3,440)	—
Bargain purchase gain from acquisition	—	—	(3,015)
Deferred income tax expense	2,092	5,026	1,949
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and unbilled revenue	(4,709)	(4,761)	(2,848)
Decrease in prepaid expenses and other assets	135	312	42
Increase (decrease) in accounts payable	790	390	(171)
Increase (decrease) in accrued expenses and other liabilities	1,140	9,334	(2,340)
Net cash provided by operating activities	32,889	36,177	18,759
Cash flows from investing activities:
Purchases of property and equipment	(3,179)	(3,002)	(3,097)
Cash consideration paid for acquisition	—	—	(2,877)
Cash acquired in acquisition	—	—	522
Decrease in restricted cash	—	—	354
Net cash used in investing activities	(3,179)	(3,002)	(5,098)
Cash flows from financing activities:
Proceeds from borrowings	30,000	2,500	10,500
Payment of debt borrowings	(23,000)	(20,763)	(11,487)
Debt issuance costs	(237)	(14)	(22)
Dividends paid	(7,163)	(3,067)	(3,508)
Proceeds from issuance of common stock	984	945	937
Repurchases of common stock	(34,083)	(3,838)	(13,702)
Net cash used in financing activities	(33,499)	(24,237)	(17,282)
Effect of exchange rate on cash	(4)	(43)	30
Net increase (decrease) in cash	(3,793)	8,895	(3,591)
Cash at beginning of year	23,503	14,608	18,199
Cash at end of year	$19,710	$23,503	$14,608
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,757	$268	$893
Cash paid for interest	$282	$335	$538

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2016, 2015 and 2014 ended on December 30, 2016, January 1, 2016 and January 2, 2015, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits.

As of December 30, 2016 and January 1, 2016, the Company did not have any restricted cash balances or cash equivalents.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend program in the amount of $0.10 per share. In 2014, the Company’s Board of Directors approved an increase in the annual dividend payment from $0.10 per share to $0.12 per share. In 2015, the Company’s Board of Directors approved an increase in the annual dividend payment from $0.12 to $0.20 per share, to be paid semi-annually.  In fiscal 2016, the Company’s Board of Directors approved an increase in the annual dividend to $0.26 per share, to be paid semi-annually. In 2016, the Company paid dividends of $0.23 per share.  Subsequent to fiscal year end 2016, the Company’s Board of Directors approved an additional increase from $0.26 per share to $0.30 per share to be paid semi-annually.  The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2016 and 2015 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at January 2, 2015	$44,295	$31,134	$75,429
Foreign currency translation adjustment	(845)	—	(845)
Balance at January 1, 2016	43,450	31,134	74,584
Foreign currency translation adjustment	(2,208)	—	(2,208)
Balance at December 30, 2016	$41,242	$31,134	$72,376

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 30,	January 1,
	2016	2016
Gross carrying amount	$22,448	$22,448
Accumulated amortization	(19,779)	(18,679)
Foreign currency translation adjustment	33	33
	$2,702	$3,802

All of the Company’s intangible assets are expected to be fully amortized by the end of 2018.  For the year ended December 30, 2016, the Company recorded $1.1 million of amortization expense. The estimated future amortization expense of intangible assets as of December 30, 2016 is as follows: $1.5 million in 2017 and $1.2 million in 2018. See Note 14 for further discussion.

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Basic weighted average common shares outstanding	29,082,253	29,620,361	28,718,263
Effect of dilutive securities:
Unvested restricted stock units and common stock subject
to vesting requirements issued to employees	1,413,893	1,617,820	1,152,974
Common stock issuable upon the exercise of stock options and SARs	2,319,245	729,447	9,765
Dilutive weighted average common shares outstanding	32,815,391	31,967,628	29,881,002

There were 0.8 million, 0.5 million and 0.3 million shares of underlying awards granted excluded from the above reconciliation for the years ended 2016, 2015 and 2014, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 30, 2016 and January 1, 2016, the carrying amount of each

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2016, 2015 and 2014, no customer accounted for more than 5% of total revenue.

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

Translation of Non-U.S. Currency Amounts

The assets and liabilities held by the Company’s foreign entities that have a functional currency other than the U.S. Dollar are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. Foreign entity revenue and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The resulting net translation gains and losses are reported as foreign currency translation adjustments in shareholders’ equity as a component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions are included in net income.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessors will remain largely consistent with previous guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 30,	January 1,
	2016	2016
Accounts receivable	$39,335	$33,159
Unbilled revenue	10,638	10,768
Allowance for doubtful accounts	(2,574)	(1,881)
	$47,399	$42,046

Accounts receivable as of December 30, 2016 and January 1, 2016, is net of uncollected advanced billings. Unbilled revenue as of December 30, 2016 and January 1, 2016 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Property and Equipment, net

	December 30,	January 1,
	2016	2016
Equipment	$6,580	$6,460
Software	26,983	24,049
Leasehold improvements	373	431
Furniture and fixtures	493	494
	34,429	31,434
Less accumulated depreciation	(19,655)	(17,332)
	$14,774	$14,102

Depreciation expense for the years ended December 30, 2016, January 1, 2016 and January 2, 2015, was $2.5 million, $2.6 million, and $2.4 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations. The increase in accumulated depreciation in 2016, as compared to 2015, relates to depreciation expense and the impact of foreign currency translation adjustments.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 30,	January 1,
	2016	2016
Accrued compensation and benefits	$4,412	$3,934
Accrued bonuses	13,038	13,279
Accrued dividend payable	4,023	3,199
Deferred revenue	10,975	11,433
Accrued sales, use, franchise and VAT tax	3,791	1,946
Non-cash stock compensation accrual	4,225	2,704
Income tax payable	4,437	3,087
Other accrued expenses	1,824	2,230
Total accrued expenses and other liabilities	$46,725	$41,812

6. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through July 2024. Rent expense for the years ended December 30, 2016, January 1, 2016 and January 2, 2015 was $2.3 million, $2.2 million and $2.2 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of December 30, 2016, are as follows (in thousands):

Rental
Payments
2017	$1,961
2018	1,518
2019	1,444
2020	928
2021	692
Thereafter	794
Total	$7,337

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Credit Facility

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 30, 2016, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of December 30, 2016 was 2.18%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of December 30, 2016, the Company was in compliance with all covenants.

In connection with the Credit Facility, the Company incurred $0.2 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the accompanying consolidated balance sheet.

During the quarter ended July 1, 2016, the Company borrowed $25.0 million on the Revolver and through the year ended December 30, 2016, the Company has paid down $18.0 million, leaving $7.0 million outstanding under the Revolver, excluding the debt issuance costs of $0.4 million as of December 30, 2016. Subsequent to year end, the Company borrowed $8.0 million from the Revolver.

Principal
Amortization
Payments
2017	$—
2018	—
2019	—
2020	—
2021	7,000
Thereafter	—
Total	$7,000

8. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2012 and all significant state, local and foreign matters have been concluded for years through 2012.  In the first quarter of 2017, the IRS commenced an examination of the Company’s U.S. income tax return for fiscal year 2014.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes (continued)

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Domestic	$28,611	$16,249	$6,549
Foreign	5,555	5,267	5,417
Income before income taxes	$34,166	$21,516	$11,966

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Current tax expense
Federal	$8,969	$2,042	$155
State	1,065	463	131
Foreign	252	224	132
	10,286	2,729	418
Deferred tax expense (benefit)
Federal	789	3,566	200
State	667	529	(238)
Foreign	883	883	1,875
	2,339	4,978	1,837
Income tax expense	$12,625	$7,707	$2,255

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
U.S statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	3.3	3.0	(0.6)
Valuation reduction	(0.7)	(0.8)	(1.0)
Meals and entertainment	0.8	1.2	2.0
Foreign rate differential	(1.8)	(3.1)	(10.6)
Bargain purchase gain	—	—	(8.7)
Foreign exchange loss	0.1	(0.2)	0.1
Other, net	0.2	0.7	2.6
Effective tax rate	36.9%	35.8%	18.8%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes (continued)

	Year Ended
	December 30,	January 1,
	2016	2016
Deferred income tax assets:
Allowance for doubtful accounts	$978	$436
Net operating loss and tax credits carryforward	2,182	3,229
Accrued expenses and other liabilities	4,089	4,943
	7,249	8,608
Valuation allowance	(1,042)	(1,287)
	6,207	7,321
Deferred income tax liabilities:
Depreciation	(5,484)	(4,929)
Tax over book amortization on goodwill and intangibles	(10,789)	(10,204)
Other items	(150)	(311)
	(16,423)	(15,444)
Net deferred income tax liability	$(10,216)	$(8,123)

As of December 30, 2016, the Company had $1.9 million of U.S. state net operating loss carryforwards. Additionally, at December 30, 2016, the Company had $4.1 million of foreign net operating loss carryforwards, of which $0.3 million related to operations in the U.K., $0.7 million related to operations in France and $0.9 million related to operations in Australia. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 30, 2016 and January 1, 2016, the Company had a valuation allowance of $1.0 million and $1.3 million, respectively, to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

The undistributed earnings in foreign subsidiaries of approximately $2.4 million are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. Because they are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided on these earnings. Upon distribution of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries in which it operates. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. foreign income tax liability that would be payable if such earnings were not reinvested indefinitely.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 30, 2016 and January 1, 2016, the total amount of accrued income tax-related interest and penalties was $228 thousand and $202 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the years ended December 30, 2016 and January 1, 2016 (in thousands):

	Year Ended
	December 30,	January 1,
	2016	2016
Beginning balance	$712	$792
Additions based on tax positions	26	15
Reduction for prior year tax deductions	—	(95)
Ending balance	$738	$712

As of December 30, 2016 and January 1, 2016, the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.7 million and $0.7 million, respectively, was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Income Taxes (continued)

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 30, 2016 and January 1, 2016 would have a favorable impact on the effective tax rate in future period.

9. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the years ended December 30, 2016, January 1, 2016 and January 2, 2015 is as follows:

	Year Ended

	December 30,	January 1,	January 2,
	2016	2016	2015
Restricted stock units	$7,550	$6,776	$4,994
Stock options and stock appreciation rights	—	2,658	477
Common stock subject to vesting requirements	1,215	927	899
	$8,765	$10,361	$6,370

The number of shares available for future issuance under the Company's stock plans as of December 30, 2016 were 1,654,976. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years. Stock option activity under the Company’s stock option plans for the year ended December 30, 2016 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	230,167	$4.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 30, 2016	230,167	$4.00	5.20	$3,144,081
Exercisable at December 30, 2016	230,167	$4.00	5.20	$3,144,081

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Based Compensation (continued)

A summary of the Company’s stock option activity for the years ended January 1, 2016 and January 2, 2015 was as follows:

	January 1, 2016		January 2, 2015
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	297,667	$4.00	366,714	$4.39
Exercised	(67,500)	3.99	(8,750)	4.04
Forfeited or expired	—	—	(60,297)	6.35
Outstanding at end of year	230,167	$4.00	297,667	$4.00
Exercisable at end of year	90,167	$4.00	17,667	$3.96

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Other information pertaining to stock option activity during the years ended December 30, 2016, January 1, 2016 and January 2, 2015 was as follows (in thousands):

	Year Ended
	December 30, 2016	January 1, 2016	January 2, 2015
Total intrinsic value of stock options exercised	$—	$660	$36

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $1.31.  One-half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth.  Pro forma EBITDA is defined as pro forma earnings (which specifically excludes non-cash stock compensation expense, intangible asset amortization expense, acquisition-related charges and gains, restructuring charges and assumes a normalized long-term cash rate of 30%) before interest, taxes and depreciation. Each metric can be achieved at any time during the six-year term of the award based on a trailing twelve month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

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

The SARs related to the pro forma EPS target were earned and vested in the first quarter of 2015 with the Audit Committee’s approval of the Company’s 2014 financial statements and the SARs related to the pro forma EBITDA target were earned and vested in the first quarter of 2016 with the Audit Committee’s approval of the Company’s 2015 financial statements. As of December 30, 2016, no SARs had been exercised.

In addition, 470,000 vested stock options were surrendered and replaced with SARs with an extended life during 2013.  Subsequently, in 2014, the extended life of the SARS was rescinded and the SARS expired unexercised.

SAR activity for the year ended December 30, 2016 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of January 1, 2016	2,916,563	$4.00	$1.31
Expired	—	—	—
Outstanding as of December 30, 2016	2,916,563	$4.00	$1.31
Exercisable at December 30, 2016	2,916,563	$4.00	$1.31

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Based Compensation (continued)

The following assumptions were used to determine the fair value of the SARs granted to employees:

Expected volatility	43%
Risk-free rate	0.35% - 1.00%
Expected term (in years)	2-6

As of December 30,  2016,  100% of total outstanding options and SARs were performance-based. The Company did not record any compensation expense in 2016 related to the options and SARs, but did record $2.7 million of compensation expense in 2015 and $0.5 million in 2014,  related to these options and SARs.  As of January 1, 2016, all stock compensation expense related to the outstanding options and SARs had been expensed.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second,  third and fourth anniversary, or (3) a three-year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 30, 2016, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2016	2,135,236	$6.85
Granted	576,045	13.38
Vested	(900,558)	5.89
Forfeited	(31,243)	10.69
Nonvested balance as of December 30, 2016	1,779,480	$9.02

The Company recorded restricted stock units based compensation expense of $7.6 million, $6.8 million and $5.0 million in 2016, 2015 and 2014, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 30, 2016, there was $7.6 million of total restricted stock unit compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.51 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued. See Note 5 for further details.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to five years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 30, 2016 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2016	747,525	$8.77
Granted	—	—
Vested	(240,820)	8.29
Forfeited	(1,645)	6.04
Nonvested balance as of December 30, 2016	505,060	$9.00

Common stock subject to vesting requirements of $4.6 million was issued in 2015 in relation to the equity portion of the Technolab earn-out.  These shares are subject to a four year vesting period.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock Based Compensation (continued)

The Company recorded compensation expense of $1.2 million, $0.9 million and $0.9 million, during the years ended December 30, 2016, January 1, 2016 and January 2, 2015, respectively, related to common stock subject to vesting requirements. As of December 30, 2016, there was $2.7 million of total stock based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

10. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  The Employee Stock Purchase Plan expires on July 1, 2018. As of 2016, a total of 29,606 shares of common stock were available for purchase under the plan. For plan years 2016, 2015 and 2014, 67,111 shares, 48,356 shares and 94,333 shares, respectively, were issued for total proceeds of $1.0 million, $0.7 million, and $0.9 million, respectively. Subsequent to December 30, 2016 and subject to shareholder approval, the Company’s Board of Directors agreed to extend the Employee Stock Purchase Plan to July 1, 2023 and added 250,000 additional shares of common stock, which would increase the available shares of common stock to 279,606.

    Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $122.2 million of the Company’s common stock, thereby increasing the total program size to $127.2 million as of December 30, 2016. As of December 30, 2016, the Company had effected cumulative purchases under the plan of $122.8 million, leaving $4.4 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offers.  During 2016 and 2015, the Company repurchased 2.1 million and 0.1 million shares of its common stock, respectively, at an average price per share of $14.60 and $9.10, respectively, for a total cost of $30.1 million and $1.3 million, respectively. As of December 30, 2016 and January 1, 2016, the Company had repurchased 26.2 million and 24.1 million shares of its common stock, respectively, at an average price of $4.69 and $3.84 per share, respectively. Subsequent to year end, the Company repurchased 59 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.2 million, or $20.13 per share, leaving $3.2 million available for future purchases.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf.  In 2016 and 2015,  294 thousand shares were withheld and not issued for a cost of $4.0 million and 297 thousand shares were withheld and not issued for a cost of $2.5 million, respectively, which are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity. Subsequent to December 30, 2016, 173 thousand shares have been withheld for a total cost of $2.9 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Equity (continued)

 Dividends

In December 2012, the Company announced an annual dividend program of $0.10 per share. In December 2012 and 2013,  the Company paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close of business on December 20, 2012 and on December 10, 2013, respectively.  In 2014, the Company increased the dividend to $0.12 per share, or $3.5 million, to shareholders of record as of close of business on December 10, 2014. In 2015, the Company increased the annual dividend to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders of record on June 29, 2015 and December 28, 2015, respectively.  In 2016, the Company increased the annual dividend to $0.26 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.0 million and $4.0 million paid to shareholders of record on June 30, 2016 and December 22, 2016, respectively.   These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2016 was paid in January 2017. Subsequent to December 30, 2016, the Company increased its annual dividend to $0.30 per share to be paid on a semi-annual basis.

11. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2016, 2015 and 2014, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.6 million for the fiscal year ended December 30, 2016 and $0.3 million for both of the fiscal years ended January 1, 2016 and January 2, 2015.

12. Transactions with Related Parties

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s CFO for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was effected as part of the Company’s share repurchase program. See Note 10 for further details.

During the year ended December 30, 2016, the Company bought back 25 thousand shares of its common stock from members of its Board of Directors for $0.4 million or $15.68 per share. Subsequent to year end, the Company repurchased 59 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.2 million or $20.13 per share.

There were no related party transactions in 2015 and 2014.

13. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

14. Acquisition

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Acquisition (continued)

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
	$7,749

15. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
Revenue:
North America	$246,249	$218,719	$190,050
International (primarily European countries)	42,312	42,221	46,687
Total revenue	$288,561	$260,940	$236,737

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Geographic and Service Group Information (continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 30,	January 1,
	2016	2016
Long-lived assets:
North America	$78,200	$78,230
International (primarily European countries)	12,286	14,662
Total long-lived assets	$90,486	$92,892

As of December 30, 2016, January 1, 2016 and January 2, 2015, foreign assets included $11.9 million, $14.1 million and $15.0 million, respectively, of goodwill related to the REL and Archstone acquisitions, in fiscal 2005 and 2009, respectively.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The SAP/ERP Solutions group encompasses SAP ERP (in thousands):

	Year Ended
	December 30,	January 1,	January 2,
	2016	2016	2015
The Hackett Group	$246,210	$221,341	$196,145
SAP/ERP Solutions	42,351	39,599	40,592
Total revenue	$288,561	$260,940	$236,737

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 30, 2016 and January 1, 2016 (in thousands, except per share data):

	Quarter Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
Total revenue	$61,973	$68,178	$66,810	$62,946
Operating income	$7,240	$8,638	$9,007	$9,668
Income from continuing operations	$7,199	$8,528	$8,870	$9,569
Net income	$4,382	$5,446	$5,488	$6,225

Basic net income per common share (2)	$0.15	$0.19	$0.19	$0.22

Diluted net income per common share (2)	$0.13	$0.17	$0.17	$0.19

	Quarter Ended
	April 3, 2015	July 3, 2015	October 2, 2015	January 1, 2016
Total revenue	$54,905	$59,423	$59,992	$60,261
Operating income (1)	$4,635	$6,049	$4,943	$6,298
Income from continuing operations	$4,497	$5,940	$4,842	$6,237
Net income	$3,005	$3,691	$3,058	$4,055

Basic net income per common share (2)	$0.11	$0.13	$0.11	$0.14

Diluted net income per common share (2)	$0.10	$0.12	$0.10	$0.12

(1)

Fiscal quarters ended October 2, 2015 and January 1, 2016, each include $1.3 million of non-recurring, non-cash stock compensation expense related to the performance-based SARs awards tied to the achievement of the pro-forma EBITDA performance target.

(2)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 30, 2016, JANUARY 1, 2016 AND JANUARY 2, 2015

 (in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended December 30, 2016	$1,881	744	(51)	$2,574
Year Ended January 1, 2016	$1,330	694	(143)	$1,881
Year Ended January 2, 2015	$1,674	785	(1,129)	$1,330

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On May 20, 2015, the Audit Committee of the Board of Directors of The Hackett Group, Inc. (the “Company”  dismissed BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm, effective immediately.

      The audit reports of BDO on the consolidated financial statements of the Company as of and for the fiscal year ended January 2, 2015 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the fiscal year ended January 2, 2015, and through May 20, 2015, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, between the Company and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in its reports on the financial statements for such years, except for the disagreement described below and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness identified below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 30, 2016.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 30, 2016, and has expressed an unqualified opinion thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

The Hackett Group, Inc.

We have audited The Hackett Group, Inc.'s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Hackett Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, The Hackett Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Hackett Group, Inc. as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of The Hackett Group, Inc. for the years then ended and our report dated March 10, 2017 expressed an unqualified opinion.

/s/  RSM US LLP

Fort Lauderdale, Florida

March 10, 2017

ITEM  9B.   OTHER INFORMATION

On March 10, 2017, the Compensation Committee of the Board of Directors approved and the Company entered into amendments to the Employment Agreements of our CEO Ted. A. Fernandez and our COO David N. Dungan.   The amendments to the Employment Agreements of Mr. Fernandez and Mr. Dungan (each an “Executive”) provide as follows:

.   The calculation of the change of control payment was amended to reflect that it shall be an amount equal to two hundred percent (200%) of  the Executive’s average total annual compensation for the three (3) full fiscal years immediately preceding the change of control; provided, however, that if the change of control payment is based in any part on the Executive’s compensation for fiscal years 2014 and/or 2015, the equity-based bonus amount included in the total compensation for such fiscal years shall be multiplied by a factor of two (2) for purposes of determining the amount of the change of control payment.  This provision was amended to include both the cash bonus and equity bonus components of the Executive’s compensation in the change of control payment calculation.  Previously, equity awards were not included.  The inclusion of the equity award component is meaningful as the Company does not provide retirement benefits to its executives or employees. The amendment also reflects that the Executive’s equity award opportunity for years 2014 and 2015 was only fifty percent (50%) of their historical levels.

.  The definition of “good reason” was amended as follows: (i) a material diminution in the Executive’s base salary or other compensation opportunities; (ii) a material change in the geographic location at which the Executive must perform services (a change in principal office location will be considered material only if it increases the Executive’s current one-way commute by more than fifty (50) miles); (iii) a failure of any successors to the Company after a change of control to perform or cause the Company to perform the obligations of the Company under the employment agreement; (iv) any action or inaction of the Company that constitutes a material breach of the terms of the employment agreement; (v) any material adverse change in the Executive’s status, titles, duties, authorities or responsibilities; or (vi) (A) in the case of Mr. Fernandez, a requirement that that Mr. Fernandez report to a corporate officer or employee of the Company instead of reporting directly to and exclusively the Board of Directors as a standalone entity consistent with his current duties and structure and (B) with respect to Mr. Dungan, a requirement that that Mr. Dungan report to a corporate officer or employee of the Company other than the Chief Executive Officer of the Company.  This amendment sets forth the circumstances that would represent ”good reason” which would give the Executive the ability to terminate the agreement and receive separation pay which in the event of a change of control would include the change of control payment.

In Mr. Dungan’s employment agreement, the provision addressing the termination by the Company without cause or by Mr. Dungan for “good reason” was amended to reflect that Mr. Dungan will receive one year’s annual salary and bonus paid in lump sum and full vesting of all issued and outstanding equity grants, including restricted stock units, stock options and SARs. The provision was amended to include payment of separation pay and vesting of unvested equity should Mr. Dungan’s employment be terminated without cause by the Company or by Mr. Dungan due to the Company’s breach of its obligations under his employment agreement.

Change from Single-Trigger to Double-Trigger.  The provisions that address payments due upon change of control were amended to reflect that in the event of a change of control, upon termination, the Executive will receive two hundred percent (200%) of his annual salary and bonus paid in lump sum and full vesting of all unvested issued and outstanding equity grants upon termination.  Prior to this amendment, termination of employment was not required in order for the Executive to receive a change of control payment.

Change of Control Payment Calculation to Include Equity.   The calculation of the change of control payment was amended to reflect that it shall be an amount equal to two hundred percent (200%) of  the Executive’s average total annual compensation for the three (3) full fiscal years immediately preceding the change of control; provided, however, that if the change of control payment is based in any part on the Executive’s compensation for fiscal years 2014 and/or 2015, the equity-based bonus amount included in the total compensation for such fiscal years shall be multiplied by a factor of two (2) for purposes of determining the amount of the change of control payment.  This provision was amended to include both the cash bonus and equity bonus components of the Executive’s compensation in the change of control payment calculation.  Previously, equity awards were not included.  The inclusion of the equity award component is meaningful as the Company does not provide retirement benefits to its executives or employees. The amendment also reflects that the Executive’s equity award opportunity for years 2014 and 2015 was only fifty percent (50%) of their historical levels.

Definition of Good Reason.  The definition of “good reason” was amended as follows: (i) a material diminution in the Executive’s base salary or other compensation opportunities; (ii) a material change in the geographic location at which the Executive must perform services (a change in principal office location will be considered material only if it increases the Executive’s current one-way commute by more than fifty (50) miles); (iii) a failure of any successors to the Company after a change of control to perform or cause the Company to perform the obligations of the Company under the employment agreement; (iv) any action or inaction of the Company that constitutes a material breach of the terms of the employment agreement; (v) any material adverse change in the Executive’s status, titles, duties, authorities or responsibilities; or (vi) (A) in the case of Mr. Fernandez, a requirement that that Mr. Fernandez report to a corporate officer or employee of the Company instead of reporting directly to and exclusively the Board of Directors as a standalone entity consistent with his current duties and structure and (B) with respect to Mr. Dungan, a requirement that that Mr. Dungan report to a corporate officer or employee of the Company other than the Chief Executive Officer of the Company.  This amendment sets forth the circumstances that would represent ”good reason” which would give the Executive the ability to terminate the agreement and receive separation pay which in the event of a change of control would include the change of control payment.

Termination Without Cause or For Good Reason. In Mr. Dungan’s employment agreement, the provision addressing the termination by the Company without cause or by Mr. Dungan for “good reason” was amended to reflect that Mr. Dungan will receive one year’s annual salary and bonus paid in lump sum and full vesting of all issued and outstanding equity grants, including restricted stock units, stock options and SARs. The provision was amended to include payment of separation pay and vesting of unvested equity should Mr. Dungan’s employment be terminated without cause by the Company or by Mr. Dungan due to the Company’s breach of its obligations under his employment agreement.

The summary of the material terms of these amendments is qualified in its entirety by reference to the amendments which are filed as Exhibits 10.13 and 10.14, respectively, to this Annual Report on Form 10-K.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM  11.EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The consolidated financial statements filed as part of this report are listed and indexed on page 28. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

3. Exhibits: See Index to Exhibits on page 61.

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

ITEM  16.FORM 10-K SUMMARY

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 10, 2017.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2017
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 10, 2017
David N. Dungan

/s/ Richard Hamlin	Director	March 10, 2017
Richard Hamlin

/s/ John R. Harris	Director	March 10, 2017
John R. Harris

/s/ Robert A. Rivero	Director	March 10, 2017
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 10, 2017
Alan T. G. Wix

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated March 31, 2008).
3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated January 21, 2015).
10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-64542)).
10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.3	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.4

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)).

10.5	Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108640)).
10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A filed on February 15, 2007).
10.7	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).
10.8	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q dated November 10, 2004).
10.9	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).`

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.10	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q dated July 31, 2007).
10.11	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.12	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.13*	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez.
10.14*	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan.
10.15	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.16	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.17

Credit Agreement dated February 21, 2012, and amended on August 27, 2013 and March 18, 2015, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 8-K dated February 23, 2012).

10.18

Second Amended and Restated Credit Agreement, dated May 9, 2016, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 10-Q dated May 11, 2016).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
23.2*	Consent of BDO USA, LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*             Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.