Form 10-Q
period 2017-03-31
HACKETT GROUP, INC.
filed 2017-05-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2017, there were 29,219,989 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 30,
	2017	2016
ASSETS
Current assets:
Cash	$17,050	$19,710
Accounts receivable and unbilled revenue, net of allowance of $2,249 and $2,574 at
March 31, 2017 and December 30, 2016, respectively	49,906	47,399
Prepaid expenses and other current assets	2,631	1,704
Total current assets	69,587	68,813

Property and equipment, net	15,776	14,774
Other assets	2,841	3,336
Goodwill, net	72,553	72,376
Total assets	$160,757	$159,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,655	$9,089
Accrued expenses and other liabilities	34,153	46,725
Total current liabilities	45,808	55,814
Long-term deferred tax liability, net	9,923	10,216
Long-term debt	9,000	7,000
Total liabilities	64,731	73,030

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 55,446,676 and 54,785,193
shares issued at March 31, 2017 and December 30, 2016, respectively	56	55
Additional paid-in capital	279,737	277,100
Treasury stock, at cost, 26,256,909 and 26,197,981 shares March 31, 2017 and
December 30, 2016, respectively	(123,944)	(122,756)
Accumulated deficit	(48,707)	(56,581)
Accumulated comprehensive loss	(11,116)	(11,549)
Total shareholders' equity	96,026	86,269
Total liabilities and shareholders' equity	$160,757	$159,299

The accompanying notes are an integral part of the consolidated financial statements.

 The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2017	2016
Revenue:
Revenue before reimbursements	$65,069	$61,973
Reimbursements	6,360	6,805
Total revenue	71,429	68,778
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,442 and $1,315 of stock compensation expense in the quarters ended March 31, 2017
and April 1, 2016, respectively)	41,594	39,666
Reimbursable expenses	6,360	6,805
Total cost of service	47,954	46,471
Selling, general and administrative costs (includes $659 and $597 of stock compensation expense in the quarters ended March 31, 2017
and April 1, 2016, respectively)	15,511	15,067
Total costs and operating expenses	63,465	61,538
Income from operations	7,964	7,240

Other expense:
Interest expense	(90)	(41)
Income from operations before income taxes	7,874	7,199
Income tax expense	—	2,817

Net income	$7,874	$4,382

Basic net income per common share:
Income per common share from operations	$0.27	$0.15
Weighted average common shares outstanding	28,868	29,890

Diluted net income per common share:
Income per common share from operations	$0.24	$0.13
Weighted average common and common equivalent shares outstanding	32,292	33,353

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2017	2016
Net income	$7,874	$4,382
Foreign currency translation adjustment	433	(687)
Total comprehensive income	$8,307	$3,695

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2017	2016
Cash flows from operating activities:
Net income	$7,874	$4,382
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation expense	639	637
Amortization expense	386	275
Amortization of debt issuance costs	23	25
Non-cash stock compensation expense	2,100	1,912
Provision (reversal) for doubtful accounts	111	(36)
Gain (loss) on foreign currency translation	173	(250)
Release of valuation allowance	1,469	2,743
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(2,515)	(4,746)
Increase in prepaid expenses and other assets	(842)	(415)
Increase in accounts payable	2,565	2,497
Decrease in accrued expenses and other liabilities	(5,620)	(4,118)
Increase (decrease) in income tax payable	(1,487)	(2,370)
Net cash provided by operating activities	4,876	536

Cash flows from investing activities:
Purchases of property and equipment	(1,634)	(487)
Net cash used in investing activities	(1,634)	(487)

Cash flows from financing activities:
Proceeds from borrowings	8,000	5,000
Repayment of borrowings	(6,000)	(5,000)
Dividends paid	(4,023)	(3,199)
Exercise of stock options	200	—
Repurchase of common stock	(4,071)	(7,693)
Net cash used in financing activities	(5,894)	(10,892)

Effect of exchange rate on cash	(8)	(11)

Net decrease in cash	(2,660)	(10,854)
Cash at beginning of period	19,710	23,503
Cash at end of period	$17,050	$12,649

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$2,399
Cash paid for interest	$69	$13

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter ended March 31, 2017, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 31, 2017 and December 30, 2016, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

method and is in the process of evaluating the effect this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessors will remain largely consistent with previous guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit on the statements of income.  An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Under current GAAP, excess tax benefits are recognized as additional paid-in capital while tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or on the statements of income.

Management adopted the guidance effective January 1, 2017. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur, which had an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.  In the first quarter of 2017, the Company recorded no income tax expense as a result of the adoption of the new guidance relating to the accounting on the vesting of share-based awards. Excluding the effect of the new guidance, the effective tax rate would have been 35.0% for certain federal, foreign and state taxes.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 31,	April 1,
	2017	2016

Basic weighted average common shares outstanding	28,867,950	29,889,761

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to
vesting requirements issued to employees and non-employees	990,499	1,196,529
Common stock issuable upon the exercise of stock options and SARs	2,433,965	2,266,897
Dilutive weighted average common shares outstanding	32,292,414	33,353,187

Approximately 0.7 million and 0.9 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 31, 2017 and April 1, 2016, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Accounts receivable	$39,895	$39,335
Unbilled revenue	12,260	10,638
Allowance for doubtful accounts	(2,249)	(2,574)
Accounts receivable and unbilled revenue, net	$49,906	$47,399

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 30,
	2017	2016
Accrued compensation and benefits	$7,939	$4,412
Accrued bonuses	1,493	13,038
Accrued dividend payable	—	4,023
Deferred revenue	12,772	10,975
Accrued sales, use, franchise and VAT tax	3,914	3,791
Non-cash stock compensation accrual	2,769	4,225
Income tax payable	2,950	4,437
Other accrued expenses	2,316	1,824
Total accrued expenses and other liabilities	$34,153	$46,725

5. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (the “Term Loan”).  The Company has fully utilized and repaid its Term Loan.

On May 9, 2016, the Company amended and restated the credit agreement with Bank of America to:

•	Provide for up to an additional $25.0 million of borrowing under the Revolver for a total borrowing capacity of $45.0 million; and
•	Extend the maturity date on the Revolver to May 9, 2021, five years from the date of this amendment of the Credit Agreement.

The obligations of Hackett under the Revolver are guaranteed by active existing and future material U.S. subsidiaries of Hackett (the “U.S. Subsidiaries”), and are secured by substantially all of the existing and future property and assets of Hackett and the U.S. Subsidiaries, a 100% pledge of the capital stock of the U.S. Subsidiaries, and a 66% pledge of the capital stock of Hackett’s direct foreign subsidiaries (subject to certain exceptions).

During the quarter ended March 31, 2017, the Company had net borrowings of  $2.0 million under the Revolver and $9.0 million was outstanding as of March 31, 2017. The interest rates per annum applicable to borrowings under Revolver  will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 31, 2017, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of March 31, 2017, was 2.43%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of March 31, 2017, the Company was in compliance with all covenants.

6. Stock Based Compensation

During the quarter ended March 31, 2017, the Company issued 633,120 restricted stock units at a weighted average grant-date fair value of $16.67 per share. As of March 31, 2017, the Company had 1,770,770 restricted stock units outstanding at a weighted average grant-date fair value of $13.03 per share. As of March 31, 2017, $15.0 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.13 years.

During the quarter ended March 31, 2017, 148,587 shares of common stock subject to vesting requirements were issued. These shares were part of the closing consideration and post-closing contingent consideration for the 2014 acquisition of Technolab.  As of March 31, 2017, the Company had 348,745 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $9.21 per share. As of March 31, 2017, $2.2 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.4 years.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

In 2012, the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) agreed to give up 50% of their equity incentive compensation awards under the 1998 Stock Option and Incentive Plan for the years 2012 through 2015 in exchange for 2.9 million SARs with an exercise price of $4.00, only to be earned upon the achievement of 50% growth in pro forma earnings per share and 50% growth in pro forma EBITDA from a base year of 2011.  The grants would have expired if neither target were achieved during a six-year term.

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of March 31, 2017, no SARs had been exercised. By the end of 2015, all non-cash stock compensation expense relating to the outstanding SARs had been expensed.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 31, 2017, the Company repurchased 59 thousand shares of its common stock at an average price of $20.13 per share for a total cost of $1.2 million. As of March 31, 2017, the Company had $3.2 million available under its share repurchase plan authorization. During the quarter ended April 1, 2016, the Company repurchased approximately 307 thousand shares of its common stock at an average price of $13.85 per share for a total cost of approximately $4.3 million.

The shares repurchased under the share repurchase plan during the quarter ended March 31, 2017, do not include 174 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $2.9 million.  During the quarter ended April 1, 2016, the Company bought back 255 thousand shares at a cost of $3.4 million to satisfy employee net vesting obligations.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s Chief Financial Officer (“CFO”) for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was effected as part of the Company’s share repurchase program.  Following the transaction, Mr. Fernandez, Mr. Dungan and Mr. Ramirez remained the beneficial owners of 11.8%, 4.9% and 0.9% shares, respectively, of the outstanding common stock.  Following the transaction, approximately $3.1 million remained available under the Company’s share repurchase program. One of the primary reasons for this transaction was to lower the Company’s weighted average shares outstanding which had increased by 11% from the first quarter of 2016 as a result of the vesting of the SARs and appreciation in share price. The repurchase reduced weighted average shares outstanding by approximately 4% and is $0.03 to $0.04 accretive on an annualized basis. Based the most recent SEC filings, including shares of Company common stock beneficially owned and shares that could be acquired upon the exercise of the SARs, Mr. Fernandez continues to be the single largest beneficial shareholder of the Company.

In reviewing and approving the transaction, the independent directors of the Board considered, among other factors, the benefits to the Company’s stockholders of this transaction such as the fact that (i) the share repurchase transaction is expected to be accretive to earnings per share, and (ii) the transaction was a unique opportunity to repurchase a large block of shares in an orderly manner. The transaction was funded from borrowings under the Company’s Revolver which was amended on May 9, 2016 in order to provide an additional $25.0 million in borrowing capacity for an aggregate amount of up to $45.0 million from time to time.

Dividend Program

In 2016, the Company increased the annual dividend from $0.20 per share to $0.26 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.0 million paid to shareholders of record on July 11, 2016 and December 22, 2016, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2016 was paid in January 2017. During the quarter ended March 31, 2017, the Company increased its annual dividend to $0.30 per share to be paid on a semi-annual basis.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.  Transactions with Related Parties

During the quarter ended March 31, 2017, the Company bought back 59 thousand shares of its common stock from members of its Board of Directors for $1.2 million, or $20.13 per share.

9. Litigation

 The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10. Geographic and Group Information

 Revenue, which is primarily based on the country of the contracting entity was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 31,	April 1,
	2017	2016
Revenue:
North America	$58,620	$59,517
International (primarily European countries)	12,809	9,261
Total revenue	$71,429	$68,778

 Long-lived assets are attributable to the following geographic areas (in thousands):

	March 31,	December 30,
	2017	2016
Long-lived assets:
North America	$78,725	$78,200
International (primarily European countries)	12,445	12,286
Total long-lived assets	$91,170	$90,486

As of March 31, 2017 and December 30, 2016, foreign assets included $12.1 million and $11.9 million, respectively, of goodwill related to acquisitions.

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory and EPM and EPM Application Maintenance and Support groups.  The ERP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended
	March 31,	April 1,
	2017	2016

The Hackett Group	$60,249	$57,945
ERP Solutions	11,180	10,833
Total revenue	$71,429	$68,778

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.  Subsequent Events

Subsequent to the quarter ended March 31, 2017, the Company acquired the operations of Jibe Consulting, Inc. (“Jibe”), a U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhances the Company’s Cloud Application capabilities and strongly complements its market leading Enterprise Performance Management (“EPM”) transformation and technology implementation group.

Management’s purchase consideration was $5.4 million in cash and $3.6 million in shares of the Company’s common stock subject to vesting. In addition, the Sellers have the opportunity to earn an additional $11.0 million in contingent consideration in cash and stock based on the achievement of performance targets achieved over the next 18 months.  The equity related to the contingent consideration will be subject to service vesting. The initial cash consideration was funded from borrowings under the Company’s Revolver.

Subsequent to the quarter ended March 31, 2017, the Company also acquired the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition strongly complements the global strategy and business transformation offerings of the Hackett Group.

Management’s purchase consideration was £3.2 million in cash. In addition, the Sellers have the opportunity to earn an additional £3.0 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months.  The closing purchase consideration was funded with the Company’s available funds.

As a result of the short period between both of the acquisition dates and the date of the issuance of the Company’s first quarter consolidated financial statements, all of the information required to be disclosed by ASC 805 has not yet been completed.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 30, 2016. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments. Only Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 13,000 benchmark studies over 23 years at over 5,100 of the world’s leading companies.

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management ("EPM") and EPM Application Maintenance and Support ("AMS") groups. “ERP Solutions” encompasses our SAP ERP Implementation and SAP Maintenance groups.

RESULTS OF OPERATIONS

        Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro-forma”, which is unaudited.  We also present earnings before income taxes, interest, depreciation and amortization expense (EBITDA), and other one-time acquisition-related expense (Adjusted EBITDA), both of which are non-GAAP measures.

References to adjusted non-GAAP results below specifically exclude non-cash stock compensation expense, intangible asset amortization expense, other one-time acquisition related income and expense, restructuring charges and assumes a normalized long-term cash tax rate.

All non-GAAP information presented herein should be considered in addition to, and not as substitute for or superior to, any measure of performance, cash flows, or liquidity prepared in accordance with GAAP.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended
	March 31,		April 1,
	2017		2016
Revenue:	(unaudited)
Revenue before reimbursements	$65,069	100.0%	$61,973	100.0%
Reimbursements	6,360		6,805
Total revenue	71,429		68,778

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	40,152	61.7%	38,351	61.9%
Non-cash stock compensation expense	1,132		1,047
Acquisition-related non-cash stock compensation expense	310		268
Reimbursable expenses	6,360		6,805
Total cost of service	47,954		46,471

Selling, general and administrative costs	14,360	22.1%	14,195	22.9%
Non-cash stock compensation expense	659		597
Acquisition-related costs	106		—
Amortization of intangible assets	386		275
Total selling, general, and administrative expenses	15,511		15,067

Total costs and operating expenses	63,465		61,538

Income from operations	7,964	12.2%	7,240	11.7%

Other expense:
Interest expense	(90)		(41)

Income from operations before income taxes	7,874	12.1%	7,199	11.6%
Income tax expense	—	0.0%	2,817	4.5%
Net income	$7,874	12.1%	$4,382	7.1%

Diluted net income per common share	$0.24		$0.13

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$7,874		$7,199
Non-cash stock compensation expense	1,791		1,644
Acquisition-related non-cash stock compensation expense	310		268
Acquisition-related costs	106		—
Amortization of intangible assets	386		275
Adjusted non-GAAP income before income taxes	10,467		9,386
Adjusted non-GAAP income tax expense	3,140	30.0%	2,816	30.0%
Adjusted non-GAAP net income	$7,327		$6,570

Adjusted non-GAAP diluted net income per share	$0.23		$0.20

EBITDA:
Income from operations before income taxes	7,874		7,199
Interest expense	90		41
Depreciation expense	639		637
Amortization of intangible assets	386		275
EBITDA	$8,989		$8,152

Reconciliation to adjusted non-GAAP EBITDA:
EBITDA	8,989		8,152
Non-cash stock compensation expense	1,791		1,644
Acquisition-related non-cash stock compensation expense	310		268
Acquisition-related costs	106		—
Adjusted non-GAAP EBITDA	$11,196		$10,064

Overview.    References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition related charges and assumes a normalized long-term cash tax rate of 30%.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2017 and the first quarter of 2016. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company revenue increased 4%, or 5% in constant currency, to $71.4 million in the first quarter of 2017, as compared to $68.8 million in the first quarter of 2016. In 2017 and 2016, no one customer accounted for more than 5% of our total revenue.

The Hackett Group total revenue increased 4%, or 5% in constant currency, to $60.2 million during the first quarter of 2017, as compared to $57.9 million in the first quarter of 2016.  Hackett domestic revenue was down 2% as revenue was adversely impacted as a result of the acceleration of the transition from on premise to cloud application migration activity and slightly lower than anticipated activity in our other Hackett domestic practices.  The decrease of the domestic Hackett revenue was offset by strong Hackett international growth of 38%, primarily in Europe, as compared to prior year.

ERP Solutions total revenue increased approximately 3%, to $11.2 million, during the first quarter of 2017, as compared $10.8 million in the first quarter of 2016.

Total Company international revenue accounted for 17%, or 18% in constant currency, of total Company revenue in the first quarter of 2017, as compared to 13% in the first quarter of 2016.

Reimbursements as a percentage of total revenue were 9% during the first quarter of 2017, as compared to 10% during the first quarter of 2016, primarily due to the impact of project mix on revenue.  Reimbursements are engagement travel related expenses which are billed to clients and have no impact on profitability.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 5%, to $40.2 million, for the first quarter of 2017, from $38.4 million in the first quarter of 2016. The increase in absolute dollar was primarily a result of increased employee headcount to support increasing revenue, partially offset by lower incentive compensation accruals.  Adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for the both the first quarter of 2017 and 2016.

Total company adjusted non-GAAP gross margin was 38% of net revenue in the both the first quarter of 2017 and 2016.

Selling, General and Administrative Costs (SG&A). SG&A excluding non-cash compensation expense and the amortization of intangible assets was $14.4 million for the first quarter of 2017, as compared to $14.2 million for the first quarter of 2016, respectively. SG&A as a percentage of revenue before reimbursements was 22% for the first quarter of 2017, as compared to 23% for the first quarter of 2016 due to the improved leverage from increased revenue.

Non-cash compensation expense included in total SG&A increased to $0.7 million in the first quarter of 2017, as compared to $0.6 million in the first quarter of 2016. See Note 6, “Stock Based Compensation” to our consolidated financial statements included in this Quarterly Form 10-Q.

Amortization expense was $0.4 million in the first quarter of 2017, as compared to $0.2 million in the first quarter of 2016. The amortization expense in 2017 and 2016 relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The intangibles relate to the customer relationship and non-compete agreement and will continue to amortize through 2018.

Income Taxes. In the first quarter of 2017, we recorded no income tax expense as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. Excluding the effect of the new pronouncement, the effective tax rate would have been 35.0% for certain federal, foreign and state taxes. In 2016, we recorded income tax expense of $2.8 million, which reflected an effective tax rate of 39.1% for certain federal, foreign and state taxes.

 Liquidity and Capital Resources

As of March 31, 2017 and December 30, 2016, we had $17.1 million and $23.5 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 31,	April 1,
	2017	2016
Cash flows provided by operating activities	$4,876	$536
Cash flows used in investing activities	$(1,634)	$(487)
Cash flows used in financing activities	$(5,894)	$(10,892)

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.9 million during the quarter ended March 31, 2017, as compared to $0.5 million during the quarter ended April 1, 2016.  In 2017 and 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increased accounts payable related to higher vendor accruals, mostly offset by a decrease in accrued expenses and other liabilities, primarily as a result of the payout of incentive compensation, and an increase in accounts receivable and unbilled revenue. In 2017 and 2016, net cash provided by operating activities was further impacted by a decrease in income taxes payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.6 million and $0.5 million during the quarters ended March 31, 2017 and April 1, 2016, respectively. Net cash used in investing activities during the both quarters was primarily due to capital expenditures on the continued development of our benchmark technology.  Additionally, during the quarter ended March 31, 2017, cash flows used in investing activities also included investments relating to the development of the Hackett Academy, as well as further investments in internal corporate systems.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.9 million and $10.9 million during the quarters ended March 31, 2017 and April 1, 2016, respectively. The usage of cash in 2017 was primarily related to the payment of the second 2016 semi-annual dividend of $4.0 million, the cost of share purchases to satisfy employee net vesting requirements of $2.9 million and the repurchase of $1.2 million of Company common stock, partially offset by the net $2.0 million drawdown on the Revolver (as defined below).  The usage of cash in 2016 was primarily related to the cost of share purchases to satisfy employee net vesting requirements of $3.4 million and the repurchase of $4.3 million of Company common stock under the Company’s share repurchase program.

The Company is party to a credit agreement with Bank of America, N.A, dated as of May 9, 2016 (the “Credit Agreement”).  The Credit Agreement provides for a revolving line of credit (the “Revolver”). As of March 31, 2017, we had a remaining capacity under our Revolver of $36.0 million. See Note 5, "Credit Facility," to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016.

Item  3.Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2017, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter ended March 31, 2017.

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

Item  1A.      Risk Factors.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

Item  2.         Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2017, the Company repurchased approximately 59 thousand shares of its common stock at an average price of $20.13 per share, for a total cost of approximately $1.2 million, under the repurchase plan approved by the Company's Board of Directors. As of March 31, 2017, the Company had approximately $3.2 million of authorization under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program

Balance as of December 30, 2016	—	$—	—	$4,433,361
December 31, 2016 to January 27, 2017	—	$—	—	$4,433,361
January 28, 2017 to February 24, 2017	11,517	$20.62	11,517	$4,195,875
February 25, 2017 to March 31, 2017	47,411	$20.01	47,411	$3,247,178
	58,928	$20.13	58,928

Shares repurchased under the repurchase plan approved by the Company's Board of Directors do not include 174 thousand shares for a cost of $2.9 million that the Company bought back to satisfy employee net vesting obligations for the quarter March 31, 2017.

Item  6.Exhibits.

See Index to Exhibits on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: May 10, 2017	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS
Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the
Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's
Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's
Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's
Form 8-K filed on January 21, 2015).

10.1	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated by reference to the Registrant's form 10-K for the year ended December 31, 2016).

10.2	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated by reference to the Registrant's form 10-K for the year ended December 31, 2016).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

* Filed herewith