Form 10-Q
period 2017-06-30
HACKETT GROUP, INC.
filed 2017-08-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 28,869,509 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 30,
	2017	2016
ASSETS
Current assets:
Cash	$14,419	$19,710
Accounts receivable and unbilled revenue, net of allowance of $2,909 and $2,574 at June 30, 2017 and December 30, 2016, respectively	50,361	47,399
Prepaid expenses and other current assets	3,222	1,704
Total current assets	68,002	68,813

Property and equipment, net	16,477	14,774
Other assets	5,174	3,336
Goodwill, net	85,273	72,376
Total assets	$174,926	$159,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,171	$9,089
Accrued expenses and other liabilities	37,067	46,725
Total current liabilities	45,238	55,814
Non-current accrued expenses and other liabilities	7,029	—
Long-term deferred tax liability, net	10,812	10,216
Long-term debt	20,000	7,000
Total liabilities	83,079	73,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 55,532,824 and 54,785,193 shares issued at June 30, 2017 and December 30, 2016, respectively	56	55
Additional paid-in capital	282,023	277,100
Treasury stock, at cost, 26,764,260 and 26,197,981 shares June 30, 2017 and December 30, 2016, respectively	(131,561)	(122,756)
Accumulated deficit	(48,590)	(56,581)
Accumulated comprehensive loss	(10,081)	(11,549)
Total shareholders' equity	91,847	86,269
Total liabilities and shareholders' equity	$174,926	$159,299

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements	$67,726	$68,178	$132,795	$130,151
Reimbursements	5,844	7,435	12,204	14,240
Total revenue	73,570	75,613	144,999	144,391
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,842 and $1,451 and $3,284 and $2,766 of stock compensation expense in the quarters and six months ended June 30, 2017 and July 1, 2016, respectively)	43,212	43,345	84,806	83,011
Reimbursable expenses	5,844	7,435	12,204	14,240
Total cost of service	49,056	50,780	97,010	97,251
Selling, general and administrative costs (includes $874 and $861 and $1,533 and $1,458 of stock compensation expense in the quarters and six months ended June 30, 2017 and July 1, 2016, respectively)	16,757	16,195	32,268	31,262
Restructuring costs	1,293	—	1,293	—
Total costs and operating expenses	67,106	66,975	130,571	128,513
Income from operations	6,464	8,638	14,428	15,878

Other expense:
Interest expense	(127)	(110)	(217)	(151)
Income from operations before income taxes	6,337	8,528	14,211	15,727
Income tax expense	1,587	3,082	1,587	5,899
Net income	$4,750	$5,446	$12,624	$9,828

Basic net income per common share:
Income per common share from operations	$0.16	$0.19	$0.44	$0.33
Weighted average common shares outstanding	29,041	29,285	28,955	29,588

Diluted net income per common share:
Income per common share from operations	$0.15	$0.17	$0.39	$0.30
Weighted average common and common equivalent shares outstanding	32,513	32,882	32,403	33,118

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Net income	$4,750	$5,446	$12,624	$9,828
Foreign currency translation adjustment	1,034	(1,550)	1,468	(2,237)
Total comprehensive income	$5,784	$3,896	$14,092	$7,591

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	July 1,
	2017	2016
Cash flows from operating activities:
Net income	$12,624	$9,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,251	1,258
Amortization expense	918	550
Amortization of debt issuance costs	45	61
Non-cash stock compensation expense	4,817	4,224
Provision (reversal) for doubtful accounts	224	(57)
Loss (gain) on foreign currency translation	399	(585)
Release of valuation allowance	2,036	3,148
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	62	(4,920)
Increase in prepaid expenses and other assets	(1,412)	(424)
Decrease in accounts payable	(1,327)	(2,010)
Decrease in accrued expenses and other liabilities	(6,821)	(3,374)
Increase (decrease) in income tax payable	(3,830)	80
Net cash provided by operating activities	8,986	7,779

Cash flows from investing activities:
Purchases of property and equipment	(2,946)	(1,259)
Cash consideration paid for acquisitions	(9,268)	—
Cash acquired in acquisitions	261	—
Net cash used in investing activities	(11,953)	(1,259)

Cash flows from financing activities:
Proceeds from ESPP	562	519
Proceeds from borrowings	19,000	30,000
Repayment of borrowings	(6,000)	(8,000)
Debt issuance costs	—	(237)
Dividends paid	(4,023)	(3,199)
Exercise of stock options	200	—
Repurchase of common stock	(12,060)	(33,476)
Net cash used in financing activities	(2,321)	(14,393)

Effect of exchange rate on cash	(3)	(12)

Net decrease in cash and cash equivalents	(5,291)	(7,885)
Cash at beginning of period	19,710	23,503
Cash at end of period	$14,419	$15,618

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,735	$2,546
Cash paid for interest	$163	$65
Supplemental disclosure of non-cash acquisition financing activities:
Shares issued to sellers of Jibe Consulting	$3,600,000	$-

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC. The consolidated results of operations for the quarter and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 30, 2017 and December 30, 2016, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessors will remain largely consistent with previous guidance. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact of this standard on its consolidated financial statements and related disclosures.

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

Management adopted the guidance effective December 31, 2016. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur, which had an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.  In the first quarter of 2017, the Company recorded no income tax expense as a result of the adoption of the new guidance relating to the accounting on the vesting of share-based awards. Excluding the effect of the new guidance, the effective tax rate would have been 33% for certain federal, foreign and state taxes during the six months ended June 30, 2017.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	29,041,291	29,285,379	28,954,621	29,587,570

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	1,105,875	1,313,015	1,046,173	1,254,772
Common stock issuable upon the exercise of stock options and SARs	2,365,435	2,283,582	2,401,714	2,275,239
Dilutive weighted average common shares outstanding	32,512,601	32,881,976	32,402,508	33,117,581

Approximately 0.8 million and 0.7 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 30, 2017, respectively, as compared to 0.9 million for both of the periods in 2016, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 30,	December 30,
	2017	2016
Accounts receivable	$37,481	$39,335
Unbilled revenue	15,789	10,638
Allowance for doubtful accounts	(2,909)	(2,574)
Accounts receivable and unbilled revenue, net	$50,361	$47,399

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 30,
	2017	2016
Accrued compensation and benefits	$8,002	$4,412
Accrued bonuses	1,954	13,038
Accrued dividend payable	4,648	4,023
Deferred revenue	13,292	10,975
Accrued sales, use, franchise and VAT tax	3,107	3,791
Non-cash stock compensation accrual	3,391	4,225
Income tax payable	594	4,437
Other accrued expenses	2,079	1,824
Total accrued expenses and other liabilities	$37,067	$46,725

5. Restructuring Costs

The Company recorded restructuring costs of $1.3 million during the quarter ended June 30, 2017, which primarily relate to the transition of resources driven by our migration from on premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from the Aecus acquisition.  As of June 30, 2017, the Company had $0.2 million remaining in restructuring commitments which will be fully utilized the next quarter. The restructuring liability is included in the accrued expenses and other liabilities in the consolidated balance sheet.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 30, 2016	$—
Expenses	1,293
Payments	1,055
Accrual balance at June 30, 2017	$238

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (the “Term Loan”).  The Company has fully utilized and repaid its Term Loan.

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

During the quarter and six months ended June 30, 2017, the Company had net borrowings of $11.0 million and $13.0 million, respectively, under the Revolver and had a balance of $20.0 million outstanding as of June 30, 2017. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 30, 2017, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of June 30, 2017, was 2.56%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of June 30, 2017, the Company was in compliance with all covenants.

7. Stock Based Compensation

During the six months ended June 30, 2017, the Company issued 636,730 restricted stock units at a weighted average grant-date fair value of $16.67 per share. As of June 30, 2017, the Company had 1,675,608 restricted stock units outstanding at a weighted average grant-date fair value of $11.77 per share. As of June 30, 2017, $12.8 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 1.9 years.

During the quarter ended June 30, 2017, 182,279 shares of common stock subject to vesting requirements were issued. These shares were issued to settle the equity portion of the closing consideration to the sellers in the acquisition of Jibe Consulting in May 2017 and will vest over four years. See Note 12 “Acquisitions” for further details. As of June 30, 2017, the Company had 531,024 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $12.85 per share. As of June 30, 2017, $5.3 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

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

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of June 30, 2017, no SARs had been exercised. By the end of 2015, all non-cash stock compensation expense relating to the outstanding SARs had been expensed.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 30, 2017, the Company repurchased 507 thousand shares of its common stock at an average price of $15.01 per share for a total cost of $7.6 million. During the six months ended June 30, 2017, the Company repurchased 566 thousand shares of its common stock at an average price of $15.55 per share for a total cost of $8.8 million. As of June 30, 2017, the Company had $0.6 million available under its share repurchase plan authorization. Subsequent to June 30, 2017, the Company’s Board of Directors approved an additional $5.0 million authorization under the repurchase plan increasing the total authorization to $137.2 million.

During the quarter ended July 1, 2016, the Company repurchased 1.7 million shares of its common stock at an average price of $14.73 per share for a total cost of $25.4 million. During the six months ended July 1, 2016, the Company repurchased 2.0 million shares of its common stock at an average price of $14.60 per share for a total cost of $29.6 million.

The shares repurchased under the share repurchase plan during the quarter and six months ended June 30, 2017, do not include 21 thousand and 195 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $0.4 million and $3.3 million.  During the quarter and six months ended July 1, 2016, the Company bought back 29 thousand and 284 thousand shares, respectively, at a cost of $0.4 million and $3.8 million, respectively, to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

Dividend Program

In 2016, the Company increased the annual dividend from $0.20 per share to $0.26 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.0 million paid to shareholders of record on July 11, 2016 and December 22, 2016, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2016 was paid in January 2017. During the quarter ended March 31, 2017, the Company increased its annual dividend to $0.30 per share to be paid on a semi-annual basis.  The first semi-annual dividends for 2017 were paid on July 10, 2017.

9. Transactions with Related Parties

During the six months ended June 30, 2017, the Company bought back 59 thousand shares of its common stock from members of its Board of Directors for $1.2 million, or $20.13 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Geographic and Group Information

Revenue, which is primarily based on the country of the contracting entity was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Revenue:
North America	$55,247	$65,013	$113,867	$124,530
International (primarily European countries)	18,323	10,600	31,132	19,861
Total revenue	$73,570	$75,613	$144,999	$144,391

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 30,	December 30,
	2017	2016
Long-lived assets:
North America	$90,579	$78,200
International (primarily European countries)	16,345	12,286
Total long-lived assets	$106,924	$90,486

As of June 30, 2017 and December 30, 2016, foreign assets included $14.2 million and $11.9 million, respectively, of goodwill related to acquisitions.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information (continued)

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory, Oracle Cloud Applications, EPM and EPM Application Maintenance and Support groups.  The SAP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
The Hackett Group	62,472	65,747	$122,721	$123,692
SAP Solutions	11,098	9,866	22,278	20,699
Total revenue	$73,570	$75,613	$144,999	$144,391

12. Acquisitions

Jibe Consulting, Inc.

Effective May 1, 2017, the Company acquired certain assets and liabilities of Jibe Consulting, Inc. (“Jibe”), a U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhances the Company’s Cloud Application capabilities and strongly complements its market leading EPM transformation and technology implementation group.

Management’s purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the Sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company stock based on the achievement of performance targets over the next 18 months for a total of $11.0 million in contingent consideration.  The cash related to the contingent consideration is not subject to service vesting and has been accounted for as part of the purchase consideration. This contingent liability has been recorded in the consolidated balance sheet as non-current accrued expenses and other liabilities. The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As of June 30, 2017, the Company has recorded $0.3 million of non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration. The initial cash consideration was funded from borrowings under the Company’s Revolver.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently working to complete the valuation of identified intangible assets, goodwill and related deferred income taxes. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized. The following table presents the preliminary purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

Purchase Price
Allocation
Total purchase consideration	$12,000
Accounts receivable	1,932
Other current assets	59
Total current assets acquired	1,991
Intangible assets	898
Goodwill	10,278
Total assets	13,167
Other accrued expenses	1,167
Total liabilities acquired	1,167
Purchase consideration on acquisition	$12,000

The recognized goodwill is primarily attributable the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the preliminary intangible assets acquired from Jibe:

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Base	$147,000	5
Customer Backlog	328,000	2
Non-Compete	423,000	5
	$898,000

The acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. During the three months ended June 30, 2017, Jibe contributed $2.8 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.2 million.  The acquisition related costs incurred in the second quarter of 2017 totaled $0.2 million and were all classified in selling, general and administrative costs in the Consolidated Statements of Operations. All goodwill is expected to be deductible for tax purposes.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition strongly complements the global strategy and business transformation offerings of the Hackett Group.

Management’s purchase consideration was £3.2 million in cash. In addition, the sellers have the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months and key personnel have the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense. As of June 30, 2017, the Company had recorded a total of $0.4 million of acquisition related compensation expense and acquisition non-cash stock compensation expense for the cash and equity portion of the contingent consideration. The closing purchase consideration was funded with the Company’s available funds.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. Management is currently working to complete the valuation of identified intangible assets, goodwill and related deferred income taxes. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized. The following table presents the preliminary purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

Purchase Price
Allocation
Total purchase consideration	£3,173
Cash	209
Accounts receivable	898
Other current assets	46
Total current assets acquired	1,153
Intangible assets	1,515
Goodwill	1,306
Total assets	3,974
Other accrued expenses	801
Total liabilities acquired	801
Purchase consideration on acquisition	£3,173

The recognized goodwill is primarily attributable the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the preliminary intangible assets acquired from Jibe:

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Base	£455,000	5
Customer Backlog	52,000	2
Non-Compete	1,008,000	5
	£1,515,000

The acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented. During the three months ended June 30, 2017, Aecus contributed $1.3 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.2 million.  The acquisition related costs incurred during the first six months of 2017 totaled $0.1 million and were all classified in selling, general and administrative costs in the Consolidated Statements of Operations. The goodwill and intangibles resulting from this transaction are not expected to be deductible under UK tax regulations.

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

In the following discussion, “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Enterprise Performance Management (“EPM”), EPM Application Maintenance and Support (“AMS”) and Oracle Cloud Applications groups. “SAP Solutions” encompasses our SAP ERP Implementation and SAP Maintenance groups.

RESULTS OF OPERATIONS

Adjusted non-GAAP information is provided to enhance the understanding of the Company’s financial performance of its business compared to prior periods and is reconciled to the Company’s GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro-forma”, which is unaudited.  We also present earnings before income taxes, interest, depreciation and amortization expense (EBITDA), and other one-time acquisition-related and restructuring charges (Adjusted EBITDA), both of which are non-GAAP measures. These measures are used by management to evaluate the Company’s financial performance.

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

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands):

	Quarter Ended				Six Months Ended
	June 30,		July 1,		June 30,		July 1,
	2017		2016		2017		2016
Revenue:
Revenue before reimbursements	$67,726	100.0%	$68,178	100.0%	$132,795	100.0%	$130,151	100.0%
Reimbursements	5,844		7,435		12,204		14,240
Total revenue	73,570		75,613		144,999		144,391

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	40,947	60.5%	41,894	61.4%	81,099	61.1%	80,245	61.7%
Acquisition-related compensation expense	423		—		423		—
Non-cash stock compensation expense	1,226		1,136		2,358		2,183
Acquisition-related non-cash stock compensation expense	616		315		926		583
Reimbursable expenses	5,844		7,435		12,204		14,240
Total cost of service	49,056		50,780		97,010		97,251

Selling, general and administrative costs	15,190	22.4%	15,059	22.1%	29,550	22.3%	29,254	22.5%
Non-cash stock compensation expense	874		861		1,533		1,458
Acquisition-related costs	161		—		267		—
Amortization of intangible assets	532		275		918		550
Restructuring costs	1,293		—		1,293
Total selling, general, and administrative expenses	18,050		16,195		33,561		31,262
Total costs and operating expenses	67,106		66,975		130,571		128,513

Income from operations	6,464	9.5%	8,638	12.7%	14,428	10.9%	15,878	12.2%

Other expense:
Interest expense	(127)		(110)		(217)		(151)

Income from operations before income taxes	6,337	9.4%	8,528	12.5%	14,211	10.7%	15,727	12.1%
Income tax expense	1,587	2.3%	3,082	4.5%	1,587	1.2%	5,899	4.5%
Net income	$4,750	7.0%	$5,446	8.0%	$12,624	9.5%	$9,828	7.6%

Diluted net income per common share	$0.15		$0.17		$0.39		$0.30

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$6,337		$8,528		$14,211		$15,727
Acquisition-related compensation expense	423		—		423		—
Non-cash stock compensation expense	2,100		1,997		3,891		3,641
Acquisition-related non-cash stock compensation expense	616		315		926		583
Acquisition-related costs	161		—		267		—
Restructuring costs	1,293		—		1,293		—
Amortization of intangible assets	532		275		918		550
Adjusted non-GAAP income before income taxes	11,462		11,115		21,929		20,501
Adjusted non-GAAP income tax expense	3,439	30.0%	3,335	30.0%	6,579	30.0%	6,150	30.0%
Adjusted non-GAAP net income	$8,023		$7,781		$15,350		$14,351

Adjusted non-GAAP diluted net income per share	$0.25		$0.24		$0.47		$0.43
EBITDA:
Income from operations before income taxes	6,337		8,528		14,211		15,727
Interest expense	127		110		217		151
Depreciation expense	612		621		1,251		1,258
Amortization of intangible assets	532		275		918		550
EBITDA	$7,608		$9,534		$16,597		$17,686

Reconciliation to adjusted non-GAAP EBITDA:
EBITDA	7,608		9,534		16,597		17,686
Acquisition-related compensation expense	423		—		423		—
Non-cash stock compensation expense	2,100		1,997		3,891		3,641
Acquisition-related non-cash stock compensation expense	616		315		926		583
Acquisition-related costs	161		—		267		—
Restructuring costs	1,293		—		1,293		—
Adjusted non-GAAP EBITDA	$12,201		$11,846		$23,397		$21,910

Overview.  References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition-related cash and stock compensation costs, acquisition and restructuring related charges and assumes a normalized long-term cash tax rate of 30%.

During the second quarter of 2017, the Company completed the acquisitions of Jibe Consulting, Inc. and Aecus Limited. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Form 10-Q.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2017 and 2016. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue or revenue before reimbursements, decreased by less than 1%, or was slightly up  on a constant currency basis, to $67.7 million in the second quarter of 2017, as compared to $68.2 million in the second quarter of 2016. Our total Company net revenue increased 2%, or 3% on a constant currency basis, to $132.8 million in the first six months of 2017, as compared to $130.2 million during the same period in 2016. In both the second quarter and first six months of 2017 and 2016, no one customer accounted for more than 5% of our total revenue.

The Hackett Group net revenue decreased 3%, or 2% in constant currency, to $57.7 million during the second quarter of 2017, as compared to $59.3 million in the second quarter of 2016. The Hackett Group net revenue increased 0.9%, or 1.9% on a constant currency basis, to $112.6 million during the first six months of 2017, as compared to $111.6 million during the same period in 2016.   Hackett domestic revenue was down 12% and 7% during the second quarter and first six months of 2017, respectively, as revenue was adversely impacted as a result of the transition from on premise to cloud application migration activity and slightly lower than anticipated activity in some of our other Hackett domestic practices.  The decrease of the domestic Hackett revenue was offset by strong Hackett international growth of 41% and 40%, or 47% and 46% in constant currency, primarily in Europe, during the second quarter and first six months of 2017, respectively, as compared to the same periods in the prior year.

SAP Solutions net revenue increased 14%, to $10.1 million, during the second quarter of 2017, as compared $8.8 million in the second quarter of 2016. SAP Solutions net revenue increased 9%, to $20.1 million, during the first six months of 2017, as compared $18.5 million during the same period of 2016.

Total Company international net revenue accounted for 21% and 19%, of total Company revenue during the second quarter and first six months 2017, respectively, as compared to 14% during both of the same periods in 2016.

Reimbursements as a percentage of total net revenue were 9% during both the second quarter and first six months of 2017, as compared to 11% during both of the same periods in 2016. This decrease primarily related to lower expense ratios resulting from the recent acquisitions and the impact of project mix on revenue.  Reimbursements are engagement travel related expenses which are billed to clients and have no impact on profitability.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs decreased 2%, to $40.9 million, for the second quarter of 2017, from $41.9 million in the second quarter of 2016. The decrease in absolute dollar was primarily a result of lower incentive compensation accruals, partially offset by higher headcount, as a result of the two acquisitions.  Personnel costs increased 1%, to $81.1 million, in the first six months of 2017, from $80.2 million during the same period in 2016. The increase in absolute dollar was primarily a result of higher headcount from the two acquisitions, offset by lower incentive compensation accruals.  Adjusted non-GAAP personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 61% for both the second quarter and first six months of 2017, as compared to 61% and 62%, for the same periods in 2016, respectively.

Acquisition related compensation costs of $0.4 million for both the second quarter and first six months of 2017 relate to the accrual for the cash portion of the Aecus contingent consideration, which is subject to both performance and service vesting and as a result is recorded as compensation expense. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Form 10-Q.

Non-cash stock compensation expense increased to $1.2 million and $2.4 million in the second quarter and first six months of 2017, respectively, as compared to $1.1 million and $2.2 million. The increase in the non-cash compensation primarily relates to the equity portion of the incentive compensation earned in 2016 and granted in 2017.

Acquisition related non-cash stock compensation expense in 2017 primarily relates to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Form 10-Q.

Total company adjusted non-GAAP gross margin was 40% and 39% of net revenue in the second quarter and first six months of 2017, respectively, and 39% and 38% in the same periods in 2016.

Selling, General and Administrative Costs (SG&A). SG&A excluding non-cash compensation expense, the amortization of intangible assets and acquisition related costs was $15.2 million and $29.6 million for the second quarter and first six months of 2017, as compared to $15.1 million and $29.3 million for the same periods in 2016, respectively. SG&A as a percentage of revenue before reimbursements was 22% for both the second quarter and first six months of 2017, as compared to 22% and 23% for the second quarter and first six months of 2016, respectively.

Amortization expense was $0.5 million and $0.9 million in the second quarter and first six months 2017, as compared to $0.3 million and $0.6 million in the same periods in 2016. The amortization expense in 2017 relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab and our acquisitions of Jibe and Aecus in the second quarter of 2017. The intangible assets relate to the customer relationship, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018 and the Jibe and Aecus intangible assets will continue to amortize until 2022.

Restructuring Costs. In the second quarter of 2017, we recorded restructuring costs related to employee severance costs. These costs primarily relate to the transition of resources driven by our migration from on premise software to cloud-based implementations as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from our Aecus acquisition.

Income Taxes. In both the second quarter and first six months of 2017, we recorded $1.6 million to of income tax expense related to for certain federal, foreign and state taxes which reflected an effective tax rate of 25% and 11%, respectively. During the first quarter of 2017, we recorded no income tax expense as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. Excluding the effect of the new pronouncement, the effective tax rate would have been 33% for certain federal, foreign and state taxes for the six months ended June 30, 2017. In the second quarter and first six months of 2016, we recorded income tax expense of $3.1 million and $5.9 million, which reflected an effective tax rate of 36% and 38% for certain federal, foreign and state taxes.

Liquidity and Capital Resources

As of June 30, 2017 and December 30, 2016, we had $14.4 million and $19.7 million, respectively, classified in cash and cash equivalents on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 30,	July 1,
	2017	2016
Cash flows provided by operating activities	$8,986	$7,779
Cash flows used in investing activities	$(11,953)	$(1,259)
Cash flows used in financing activities	$(2,321)	$(14,393)

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.0 million during the first six months of 2017, as compared to $7.8 million during the same period in 2016.  In 2017 the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by a decrease in accounts payable related to higher vendor payments, a decrease in accrued expenses and other liabilities due to the payout of the 2016 incentive compensation and a decrease in income tax payable. In 2016 the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by an increase in accounts receivable and unbilled revenue commensurate with revenue growth, a decrease in accounts payable related to timing of vendor payments and a decrease in accrued expenses and other liabilities primarily due to the payout of 2015 incentive compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.0 million and $1.3 million during the first six months of 2017 and 2016, respectively. Net cash used in investing activities during the first six months of 2017 primarily related to the cash paid for the Jibe and Aecus acquisitions. Additionally, during 2017, cash flows used in investing activities also included investments relating to the development of the Hackett Academy and our benchmark technology, as well as further investments in internal corporate systems.  During both 2016 investing activities related to capital expenditures on the continued development of our benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.3 million and $14.4 million during 2017 and 2016, respectively. The usage of cash in 2017 was primarily related to the repurchase of $8.8 million of Company common stock, the cost of share purchases to satisfy employee net vesting requirements of $3.3 million, the payment of the second 2016 semi-annual dividend of $4.0 million made in January 2017, partially offset by the net $13.0 million drawdown on the Revolver (as defined below).  The usage of cash in 2016 was primarily related to the repurchase of $29.6 million of Company common stock under the Company’s share repurchase program, the cost of share purchases to satisfy employee net vesting requirements of $3.9 million, and the payment of the second 2015 semi-annual dividend of $3.2 million made in January 2016, partially offset by the $22.0 million net drawdown on the Revolver.

The Company is party to a credit agreement with Bank of America, N.A, dated as of May 9, 2016, (the “Credit Agreement”). The Credit Agreement provides for a revolving line of credit (the “Revolver”). As of June 30, 2017, we had a remaining capacity under our Revolver of $25.0 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2017, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and six months ended June 30, 2017.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2017, the Company repurchased 507 thousand shares of its common stock at an average price of $15.01 per share, for a total cost of $7.6 million, under the repurchase plan approved by the Company's Board of Directors. As of June 30, 2017, the Company had $0.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 31, 2017	—	$—	—	$3,247,178
March 31, 2017 to April 28, 2017	—	$—	—	$3,247,178
April 29, 2017 to May 26, 2017	311,513	$15.08	311,513	$3,548,385	*
May 27, 2017 to June 30, 2017	195,838	$14.90	195,838	$629,968
	507,351	$15.01	507,351

*  The Company’s Board of Directors approved an additional $5.0 million increase to the repurchase plan.

Subsequent to June 30, 2017, the Company’s Board of Directors approved an additional $5.0 million authorization under the repurchase plan increasing the total authorization to $137.2 million.

Shares repurchased during the quarter ended June 30, 2017 under the repurchase plan approved by the Company's Board of Directors do not include 21 thousand shares for a cost of $0.4 million that the Company bought back to satisfy employee net vesting obligations.

Item 6.	Exhibits.

See Index to Exhibits on page 23, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: August 9, 2017	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on January 21, 2015).

10.1	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated by reference to the Registrant's form 10-K for the year ended December 31, 2016).

10.2	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated by reference to the Registrant's form 10-K for the year ended December 31, 2016).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith