Form 10-Q
period 2017-09-29
HACKETT GROUP, INC.
filed 2017-11-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of November 1, 2017, there were 28,656,338 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 29,	December 30,
	2017	2016
ASSETS
Current assets:
Cash	$16,226	$19,710
Accounts receivable and unbilled revenue, net of allowance of $2,686 and $2,574 at September 29, 2017 and December 30, 2016, respectively	55,552	47,399
Prepaid expenses and other current assets	2,897	1,704
Total current assets	74,675	68,813

Property and equipment, net	17,854	14,774
Other assets	4,679	3,336
Goodwill, net	84,966	72,376
Total assets	$182,174	$159,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,597	$9,089
Accrued expenses and other liabilities	35,971	46,725
Total current liabilities	44,568	55,814
Non-current accrued expenses and other liabilities	6,936	—
Long-term deferred tax liability, net	10,591	10,216
Long-term debt	22,000	7,000
Total liabilities	84,095	73,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 55,600,776 and 54,785,193 shares issued at September 29, 2017 and December 30, 2016, respectively	57	55
Additional paid-in capital	284,628	277,100
Treasury stock, at cost, 26,945,776 and 26,197,981 shares September 29, 2017 and December 30, 2016, respectively	(134,053)	(122,756)
Accumulated deficit	(43,301)	(56,581)
Accumulated comprehensive loss	(9,252)	(11,549)
Total shareholders' equity	98,079	86,269
Total liabilities and shareholders' equity	$182,174	$159,299

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue:
Revenue before reimbursements	$65,947	66,810	$198,742	196,961
Reimbursements	5,515	7,308	17,719	21,548
Total revenue	71,462	74,118	216,461	218,509
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,876 and $1,450 and $5,160 and $4,216 of stock compensation expense in the quarters and nine months ended September 29, 2017 and September 30, 2016, respectively)	42,302	42,071	127,108	125,082
Reimbursable expenses	5,515	7,308	17,719	21,548
Total cost of service	47,817	49,379	144,827	146,630
Selling, general and administrative costs (includes $894 and $793 and $2,427 and $2,251 of stock compensation expense in the quarters and nine months ended September 29, 2017 and September 30, 2016, respectively)	15,771	15,732	48,039	46,994
Restructuring costs	—	—	1,293	—
Total costs and operating expenses	63,588	65,111	194,159	193,624
Income from operations	7,874	9,007	22,302	24,885

Other expense:
Interest expense	(184)	(137)	(401)	(288)
Income from operations before income taxes	7,690	8,870	21,901	24,597
Income tax expense	2,401	3,382	3,988	9,281
Net income	$5,289	$5,488	$17,913	$15,316

Basic net income per common share:
Income per common share from operations	$0.18	$0.19	$0.62	$0.52
Weighted average common shares outstanding	28,765	28,579	28,891	29,251

Diluted net income per common share:
Income per common share from operations	$0.17	$0.17	$0.56	$0.47
Weighted average common and common equivalent shares outstanding	31,958	32,375	32,254	32,870

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Net income	$5,289	$5,488	$17,913	$15,316
Foreign currency translation adjustment	829	(484)	2,297	(2,721)
Total comprehensive income	$6,118	$5,004	$20,210	$12,595

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,913	$15,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,841	1,875
Amortization expense	1,475	825
Amortization of debt issuance costs	68	84
Non-cash stock compensation expense	7,588	6,467
Provision (reversal) for doubtful accounts	142	(11)
Loss (gain) on foreign currency translation	530	(566)
Release of valuation allowance	1,815	2,590
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(4,935)	(5,474)
Increase in prepaid expenses and other assets	(1,172)	(405)
Decrease in accounts payable	(902)	(2,090)
Decrease in accrued expenses and other liabilities	(3,938)	(10)
(Decrease) increase in income tax payable	(1,474)	2,211
Net cash provided by operating activities	18,951	20,812

Cash flows from investing activities:
Purchases of property and equipment	(4,919)	(2,068)
Cash consideration paid for acquisitions	(9,268)	—
Cash acquired in acquisitions	261	—
Net cash used in investing activities	(13,926)	(2,068)

Cash flows from financing activities:
Proceeds from ESPP	562	519
Proceeds from borrowings	26,000	30,000
Repayment of borrowings	(11,000)	(17,000)
Debt issuance costs	—	(237)
Dividends paid	(8,670)	(7,163)
Exercise of stock options	200	—
Repurchase of common stock	(15,598)	(33,976)
Net cash used in financing activities	(8,506)	(27,857)

Effect of exchange rate on cash	(3)	(30)

Net decrease in cash and cash equivalents	(3,484)	(9,143)
Cash at beginning of period	19,710	23,503
Cash at end of period	$16,226	$14,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,696	$4,473
Cash paid for interest	$292	$187
Supplemental disclosure of non-cash acquisition financing activities:
Shares issued to sellers of Jibe Consulting	$3,600,000	$—

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2016, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 10, 2017. The consolidated results of operations for the quarter and nine months ended September 29, 2017, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 29, 2017 and December 30, 2016, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The Company has completed an initial assessment of the impact of the new guidance on its existing revenue recognition policies and plans to adopt the rule on December 30, 2017, using the cumulative effect method of adoption. The guidance requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, which the Company is currently compiling. While the Company has not fully completed its assessment of the impact of the standard, based on the analysis completed to date, the Company does not currently anticipate that the new rule will have a material impact on its consolidated financial statements.

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

Management adopted the guidance effective December 31, 2016. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur, which had an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.  In the first quarter of 2017, the Company recorded no income tax expense as a result of the adoption of the new guidance relating to the accounting on the vesting of share-based awards. Excluding the effect of the new guidance, the effective tax rate would have been 34% for certain federal, foreign and state taxes during the nine months ended September 29, 2017.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments. The guidance provides specific clarification on eight cash flow classification issues, including contingent consideration payments made after a business combination. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted and the guidance requires a retrospective transition. We do not expect the guidance to have a material impact on our consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	28,764,661	28,579,237	28,891,301	29,251,459

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	928,103	1,472,927	1,008,159	1,327,491
Common stock issuable upon the exercise of stock options and SARs	2,264,901	2,323,333	2,354,767	2,291,271
Dilutive weighted average common shares outstanding	31,957,665	32,375,498	32,254,227	32,870,220

Approximately 0.9 million and 0.8 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 29, 2017, respectively, as compared to 0.8 million and 0.9 million for the same periods in 2016, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Accounts receivable	$39,614	$39,335
Unbilled revenue	18,624	10,638
Allowance for doubtful accounts	(2,686)	(2,574)
Accounts receivable and unbilled revenue, net	$55,552	$47,399

Accounts receivable is net of uncollected advanced billings. Unbilled revenue includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 29,	December 30,
	2017	2016
Accrued compensation and benefits	$10,062	$4,412
Accrued bonuses	3,318	13,038
Accrued dividend payable	—	4,023
Deferred revenue	11,959	10,975
Accrued sales, use, franchise and VAT tax	2,647	3,791
Non-cash stock compensation accrual	2,507	4,225
Income tax payable	2,953	4,437
Other accrued expenses	2,525	1,824
Total accrued expenses and other liabilities	$35,971	$46,725

5. Restructuring Costs

In the prior quarter ended June 30, 2017, the Company recorded restructuring costs of $1.3 million,  which was primarily related to the transition of resources driven by our migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from the Aecus acquisition.  As of September 29, 2017, the Company did not have any remaining commitments related to restructuring.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs
Accrual balance at December 30, 2016	$—
Expenses	1,293
Payments	1,293
Accrual balance at September 29, 2017	$—

6. Credit Facility

In February 2012, the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (the “Term Loan”).  The Company has fully utilized and repaid its Term Loan.

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

During the quarter and nine months ended September 29, 2017, the Company had net borrowings of $2.0 million and $15.0 million, respectively, under the Revolver and had a balance of $22.0 million outstanding as of September 29, 2017. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

Credit Agreement. As of September 29, 2017, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of September 29, 2017, was 2.73%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of September 29, 2017, the Company was in compliance with all covenants.

7. Stock Based Compensation

During the nine months ended September 29, 2017, the Company issued 672,592 restricted stock units at a weighted average grant-date fair value of $16.61 per share. As of September 29, 2017, the Company had 1,553,240 restricted stock units outstanding at a weighted average grant-date fair value of $12.81 per share. As of September 29, 2017, $11.2 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.0 years.

During the nine months ended September 29, 2017, 182,279 shares of common stock subject to vesting requirements were issued. These shares were issued to settle the equity portion of the closing consideration to the sellers in the acquisition of Jibe Consulting in May 2017 and will vest over four years. See Note 12 “Acquisitions” for further details. As of September 29, 2017, the Company had 531,024 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $12.85 per share. As of September 29, 2017, $4.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 3.1 years.

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

In the first quarter of 2015, the outstanding SARs awards for the achievement of 50% growth in pro forma earnings per share vested with the Audit Committee’s approval of the Company’s 2014 financial statements. In the first quarter of 2016, the outstanding SARs awards for the Company’s achievement of over 50% growth of pro forma EBITDA vested with the Audit Committee’s approval of the Company’s 2015 financial statements.  As of September 29, 2017, no SARs had been exercised. By the end of 2015, all non-cash stock compensation expense relating to the outstanding SARs had been expensed.

Treasury Stock

Under the Company’s share repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 29, 2017, the Company repurchased 182 thousand shares of its common stock at an average price of $13.73 per share for a total cost of $2.5 million. During the nine months ended September 29, 2017, the Company repurchased 748 thousand shares of its common stock at an average price of $15.11 per share for a total cost of $11.3 million.    During the quarter ended September 29, 2017, the Company’s Board of Directors approved an additional $5.0 million authorization under the repurchase plan increasing the total authorization to $137.2 million.  As of September 29, 2017, the Company had $3.1 million available under its share repurchase plan authorization.

During the quarter ended September 30, 2016, the Company repurchased 30 thousand shares of its common stock at an average price of $14.84 per share for a total cost of $449 thousand. During the nine months ended September 30, 2016, the Company repurchased 2.1 million shares of its common stock at an average price of $14.60 per share for a total cost of $30.1 million.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 29, 2017, do not include 68 thousand and 262 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $1.0 million and $4.3 million, respectively.  During the quarter and nine months ended September 30, 2016, the Company bought back 4 thousand and 288 thousand shares, respectively, at a cost of $50 thousand and $3.9 million, respectively, to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

Dividend Program

In 2016, the Company increased the annual dividend from $0.20 per share to $0.26 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.0 million paid to shareholders of record on July 11, 2016 and December 22, 2016, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2016 was paid in January 2017. During the quarter ended March 31, 2017, the Company increased its annual dividend to $0.30 per share to be paid on a semi-annual basis.  The first semi-annual dividend for 2017 was paid on July 10, 2017, for a total of $4.6 million. Subsequent to quarter end, the Company declared its semi-annual dividend of $0.15 per share for shareholders of record as of December 22, 2017, which is to be paid on January 5, 2018.

9. Transactions with Related Parties

During the nine months ended September 29, 2017, the Company bought back 59 thousand shares of its common stock from members of its Board of Directors for $1.2 million, or $20.13 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Geographic and Group Information

Revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Revenue:
North America	$60,148	$64,136	$174,015	$188,666
International (primarily European countries)	11,314	9,982	42,446	29,843
Total revenue	$71,462	$74,118	$216,461	$218,509

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 29,	December 30,
	2017	2016
Long-lived assets:
North America	$90,218	$78,200
International (primarily European countries)	17,281	12,286
Total long-lived assets	$107,499	$90,486

As of September 29, 2017 and December 30, 2016, foreign assets included $15.0 million and $11.9 million, respectively, of goodwill related to acquisitions.

In the following table, the Hackett Group service group encompasses Benchmarking, Business Transformation, Executive Advisory, Oracle Cloud Applications, EPM and EPM Application Maintenance and Support groups.  The SAP Solutions service group encompasses SAP ERP Implementation and SAP Maintenance groups (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
The Hackett Group	60,789	62,610	$183,510	$186,302
SAP Solutions	10,673	11,508	32,951	32,207
Total revenue	$71,462	$74,118	$216,461	$218,509

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of performance targets over the 18 months period following closing for a total of $11.0 million in contingent consideration; a portion of which will be allocated to key employees in both cash and Company stock.  The cash related to the contingent consideration which is to be paid to the sellers is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. This contingent liability has been recorded in the consolidated balance sheet as non-current accrued expenses and other liabilities. The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As of September 29, 2017, the Company had recorded $1.0 million of acquisition-related compensation expense and non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration. The initial cash consideration was funded from borrowings under the Company’s Revolver.

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

Purchase Price
Allocation
Total purchase consideration	$11,293
Accounts receivable	1,932
Other current assets	59
Total current assets acquired	1,991
Intangible assets	931
Goodwill	9,538
Total assets	12,460
Other accrued expenses	1,167
Total liabilities acquired	1,167
Purchase consideration on acquisition	$11,293

The recognized goodwill is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the preliminary intangible assets acquired from Jibe:

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Base	$140	5
Customer Backlog	325	2
Non-Compete	466	5
	$931

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. Since the acquisition date through September 29, 2017, Jibe contributed $7.6 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.7 million.  The acquisition related costs incurred in the second quarter of 2017 totaled $0.2 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. All goodwill is expected to be deductible for tax purposes.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition strongly complements the global strategy and business transformation offerings of the Hackett Group.

The sellers’ purchase consideration was £3.2 million in cash. In addition, the sellers have the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months and key personnel have the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense and in non-current accrued expenses and other liabilities. As of September 29, 2017, the Company had recorded a total of $0.9 million of acquisition-related compensation expense and acquisition non-cash stock compensation expense for the cash and equity portion of the contingent consideration. The closing purchase consideration was funded with the Company’s available funds.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The recognized goodwill is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the preliminary intangible assets acquired from Aecus:

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Base	£455	5
Customer Backlog	52	2
Non-Compete	1,008	5
	£1,515

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. From acquisition date through the month ended September 29, 2017, Aecus has contributed $2.6 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.5 million.  The acquisition related costs incurred during the first nine months of 2017 totaled $0.1 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. The goodwill and intangibles resulting from this transaction are not expected to be deductible under UK tax regulations.

Chartered Institute of Management Accountants (Subsequent Event)

Subsequent to the quarter ended September 29, 2017, Hackett-REL, Ltd., a subsidiary of the Company located in the United Kingdom, acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd and The Chartered Institute of Management Accountants was terminated.

As a result of the short period between the acquisition date and the date of the issuance of the Company’s third quarter consolidated financial statements, all of the information required to be disclosed by ASC 805 has not yet been completed.

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

NON-GAAP FINANCIAL INFORMATION

Adjusted non-GAAP information is provided to enhance the understanding of the financial performance of our business compared to prior periods and is reconciled to our GAAP information in the tables below.  In our quarterly earnings announcements, we refer to adjusted non-GAAP information as “pro-forma”, which is unaudited.  We also present earnings before income taxes, interest, depreciation and amortization expense (EBITDA), and other one-time acquisition-related and restructuring charges (Adjusted EBITDA), both of which are non-GAAP measures. These measures are used by management to evaluate our financial performance.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Nine Months Ended
	September 29,		September 30,		September 29,		September 30,
	2017		2016		2017		2016
Revenue:
Revenue before reimbursements	$65,947	100.0%	$66,810	100.0%	$198,742	100.0%	$196,961	100.0%
Reimbursements	5,515		7,308		17,719		21,548
Total revenue	71,462		74,118		216,461		218,509

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	39,807	60.4%	40,621	60.8%	120,906	60.8%	120,866	61.4%
Acquisition-related compensation expense	619		—		1,042		—
Non-cash stock compensation expense	1,082		1,135		3,440		3,318
Acquisition-related non-cash stock compensation expense	794		315		1,720		898
Reimbursable expenses	5,515		7,308		17,719		21,548
Total cost of service	47,817		49,379		144,827		146,630

Selling, general and administrative costs	14,209	21.5%	14,664	21.9%	43,759	22.0%	43,918	22.3%
Non-cash stock compensation expense	894		793		2,427		2,251
Acquisition-related costs	111		—		378		—
Amortization of intangible assets	557		275		1,475		825
Restructuring costs	—		—		1,293		—
Total selling, general, and administrative expenses	15,771		15,732		49,332		46,994
Total costs and operating expenses	63,588		65,111		194,159		193,624

Income from operations	7,874	11.9%	9,007	13.5%	22,302	11.2%	24,885	12.6%

Other expense:
Interest expense	(184)		(137)		(401)		(288)

Income from operations before income taxes	7,690	11.7%	8,870	13.3%	21,901	11.0%	24,597	12.5%
Income tax expense	2,401	3.6%	3,382	5.1%	3,988	2.0%	9,281	4.7%
Net income	$5,289	8.0%	$5,488	8.2%	$17,913	9.0%	$15,316	7.8%

Diluted net income per common share	$0.17		$0.17		$0.56		$0.47

Adjusted non-GAAP data (unaudited):
Income from operations before income taxes	$7,690		$8,870		$21,901		$24,597
Acquisition-related compensation expense	619		—		1,042		—
Non-cash stock compensation expense	1,976		1,928		5,867		5,569
Acquisition-related non-cash stock compensation expense	794		315		1,720		898
Acquisition-related costs	111		—		378		—
Restructuring costs	—		—		1,293		—
Amortization of intangible assets	557		275		1,475		825
Adjusted non-GAAP income before income taxes	11,747		11,388		33,676		31,889
Adjusted non-GAAP income tax expense	3,524	30.0%	3,416	30.0%	10,103	30.0%	9,567	30.0%
Adjusted non-GAAP net income	$8,223		$7,972		$23,573		$22,322

Adjusted non-GAAP diluted net income per share	$0.26		$0.25		$0.73		$0.68
EBITDA: (non-GAAP)
Income from operations before income taxes	7,690		8,870		21,901		24,597
Interest expense	184		137		401		288
Depreciation expense	590		618		1,841		1,875
Amortization of intangible assets	557		275		1,475		825
EBITDA (non-GAAP)	$9,021		$9,900		$25,618		$27,585

Reconciliation to adjusted non-GAAP EBITDA:
EBITDA	9,021		9,900		25,618		27,585
Acquisition-related compensation expense	619		—		1,042		—
Non-cash stock compensation expense	1,976		1,928		5,867		5,569
Acquisition-related non-cash stock compensation expense	794		315		1,720		898
Acquisition-related costs	111		—		378		—
Restructuring costs	—		—		1,293		—
Adjusted non-GAAP EBITDA	$12,521		$12,143		$35,918		$34,052

Overview.  References to adjusted non-GAAP results specifically exclude non-cash stock compensation expense, intangible asset amortization expense, acquisition-related cash and stock compensation expenses, acquisition and restructuring related charges and assumes a normalized long-term cash tax rate of 30%.

During the second quarter of 2017, we completed the acquisitions of Jibe Consulting, Inc. and Aecus Limited. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Revenue. We are a global company with operations located primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and first nine months of 2017 and the comparable period of 2016. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue, or revenue before reimbursements, decreased by 1%, to $65.9 million in the third quarter of 2017, as compared to $66.8 million in the third quarter of 2016. Our total Company net revenue increased 1%, to $198.7 million in the first nine months of 2017, as compared to $197.0 million during the same period in 2016. In both the third quarter and first nine months of 2017 and 2016, no one customer accounted for more than 5% of our total revenue.

The Hackett Group net revenue decreased less than a percent, to $56.1 million during the third quarter of 2017, as compared to $56.3 million in the third quarter of 2016. The Hackett Group net revenue increased less than a percent, to $168.8 million during the first nine months of 2017, as compared to $168.0 million during the same period in 2016.   Hackett domestic revenue was down 7% during both the third quarter and first nine months of 2017, as revenue was adversely impacted as a result of the transition from on- premise to cloud application migration activity and slightly lower than anticipated activity in some of our other Hackett domestic practices.  The decrease of the domestic Hackett revenue was offset by strong Hackett international growth of 36% and 39%, primarily in Europe, during the third quarter and first nine months of 2017, respectively, as compared to the same periods in the prior year.

SAP Solutions net revenue decreased 6%, to $9.8 million, during the third quarter of 2017, as compared to $10.5 million in the third quarter of 2016. SAP Solutions net revenue increased 3%, to $30.0 million, during the first nine months of 2017, as compared $29.0 million during the same period of 2016.

Total Company international net revenue accounted for 19% of total Company net revenue during the third quarter and first nine months of 2017, as compared to 13% and 14% during the same periods in 2016, respectively.

Reimbursements as a percentage of total net revenue were 8% and 9% during the third quarter and first nine months of 2017, respectively, as compared to 11% during both of the same periods in 2016. This decrease primarily related to lower expense ratios resulting from the recent acquisitions and the increase in IP as a service which both historically drive lower levels of reimbursable expenses.  Reimbursements are engagement travel related expenses which are billed to clients and have no impact on profitability.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs decreased 2%, to $39.8 million, for the third quarter of 2017, from $40.6 million in the third quarter of 2016. The decrease in absolute dollar was primarily a result of lower incentive compensation accruals, partially offset by higher use of subcontractors during the quarter and higher fringe and payroll taxes.  Personnel costs were $120.9 million, in both the first nine months of 2017 and 2016. Personnel costs before reimbursable expenses, a non-GAAP metric, as a percentage of revenue before reimbursements, were 60% and 61% for the third quarter and first nine months of 2017, respectively, as compared to 61% for both of the same periods in 2016.

Acquisition related compensation costs of $0.6 million and $1.0 million for the third quarter and first nine months of 2017, respectively, relate to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which are subject to service vesting and as a result is recorded as compensation expense. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-cash stock compensation expense was $1.1 million and $3.4 million in the third quarter and first nine months of 2017, respectively, as compared to $1.1 million and $3.3 million during the same period in 2016.

Acquisition related non-cash stock compensation expense in 2017 primarily relates to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Total company adjusted non-GAAP gross margin was 40% and 39% of net revenue in the third quarter and first nine months of 2017, respectively, and 39% for both of the same periods in 2016.

Selling, General and Administrative Costs (SG&A). SG&A excluding non-cash compensation expense, the amortization of intangible assets and acquisition related costs was $14.2 million and $43.8 million for the third quarter and first nine months of 2017, as compared to $14.7 million and $43.9 million for the same periods in 2016, respectively. SG&A as a percentage of revenue before reimbursements was 22% for both the third quarter and first nine months of 2017 and 2016.

Amortization expense was $0.6 million and $1.5 million in the third quarter and first nine months 2017, respectively, as compared to $0.3 million and $0.8 million in the same periods in 2016. The amortization expense in 2017 relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab and our acquisitions of Jibe and Aecus in the second quarter of 2017. The intangible assets relate to the customer relationship, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018 and the Jibe and Aecus intangible assets will continue to amortize until 2022.

Restructuring Costs. In the second quarter of 2017, we recorded restructuring costs primarily related to the transition of resources driven by our migration from on premise software to cloud-based implementations as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA related engagements from our Aecus acquisition.  There were no restructuring costs related to employee severance costs recorded in the third quarter of 2017.

Income Taxes. During the third quarter and first nine months of 2017, we recorded $2.4 million and $4.0 million, respectively,  of income tax expense related to for certain federal, foreign and state taxes which reflected an effective tax rate of 31% and 18%, respectively. During the first quarter of 2017, we recorded no income tax expense as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. Excluding the effect of the new pronouncement, the effective tax rate would have been 34% for certain federal, foreign and state taxes for the nine months ended September 29, 2017. In the third quarter and first nine months of 2016, we recorded income tax expense of $3.4 million and $9.3 million, which reflected an effective tax rate of 38% in both periods for certain federal, foreign and state taxes.

Liquidity and Capital Resources

As of September 29, 2017 and December 30, 2016, we had $16.2 million and $19.7 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Cash flows provided by operating activities	$18,952	$20,812
Cash flows used in investing activities	$(13,926)	$(2,068)
Cash flows used in financing activities	$(8,507)	$(27,857)

Cash Flows from Operating Activities

Net cash provided by operating activities was $19.0 million during the first nine months of 2017, as compared to $20.8 million during the same period in 2016.  In 2017 the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by a decrease in accrued expenses and other liabilities due to the payout of the 2016 incentive compensation and a decrease in income tax payable and an increase in accounts receivable and unbilled revenue. In 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income taxes payable, partially offset by increased accounts receivable and unbilled revenue, decreases in accounts payable related to the timing of vendor payments and decreases in accrued income taxes resulting from the 2016 income tax payment.

Cash Flows from Investing Activities

Net cash used in investing activities was $13.9 million and $2.1 million during the first nine months of 2017 and 2016, respectively. Net cash used in investing activities during the first nine months of 2017 primarily related to the cash paid for the Jibe and Aecus acquisitions. Additionally, during 2017, cash flows used in investing activities also included investments relating to the development of the Hackett Academy and our benchmark technology, as well as further investments in internal corporate systems.  During 2016, investing activities related to capital expenditures on the continued development of our benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.5 million and $27.9 million during 2017 and 2016, respectively. The usage of cash in 2017 was primarily related to the repurchase of $11.3 million of Company common stock, the cost of share purchases to satisfy employee net vesting requirements of $4.3 million, the payment of the second 2016 semi-annual dividend, and first 2017 semi-annual dividend totaling $8.7 million. These uses of cash were partially offset by the net drawdown on the Revolver of $15.0 million (as defined below). The usage of cash in 2016 was primarily related to the cost of the repurchase of $30.1 million of Company common stock under the Company’s share repurchase program, $3.9 million to satisfy employee net vesting-related tax requirements, and $7.2 million was utilized to payout dividends.  These uses of cash were partially offset by the net borrowings of $13.0 million.

The Company is party to a credit agreement with Bank of America, N.A, dated as of May 9, 2016, (the “Credit Agreement”). The Credit Agreement provides for a revolving line of credit (the “Revolver”) with a total borrowing capacity of $45.0 million. As of September 29, 2017, we had a remaining capacity under our Revolver of $23.0 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of September 29, 2017, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and nine months ended September 29, 2017.

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

Issuer Purchases of Equity Securities

During the quarter ended September 29, 2017, the Company repurchased 182 thousand shares of its common stock at an average price of $13.73 per share, for a total cost of $2.5 million, under the repurchase plan approved by the Company's Board of Directors. As of September 29, 2017, the Company had $3.1 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 30, 2017	—	$—	—	$630,006
July 1, 2017 to July 28, 2017	—	$—	—	$630,006
July 29, 2017 to August 25, 2017	166,516	$13.73	166,516	$3,343,305	*
August 26, 2017 to September 29, 2017	15,000	$13.70	15,000	$3,137,863
	181,516	$13.73	181,516

*During the third quarter of 2017, the Company’s Board of Directors approved an additional $5.0 million increase to the repurchase plan.

Shares repurchased during the quarter ended September 29, 2017 under the repurchase plan approved by the Company's Board of Directors do not include 68 thousand shares for a cost of $1.0 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 8, 2017	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer