Form 10-K
period 2017-12-29
HACKETT GROUP, INC.
filed 2018-03-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR T HE FISCAL YEAR ENDED December 29, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $357,550,986 on June 30, 2017 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 6, 2018 was 29,227,112.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm serving global companies. Services include benchmarking, executive advisory, business transformation, enterprise performance management, working capital management, implementing, training and advisory to global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle and SAP practices.

The Hackett Group has completed more than 15,200 benchmarking and performance studies with major organizations, including 97% of the Dow Jones Industrials, 89% of the Fortune 100, 87% of the DAX 30 and 59% of the FTSE 100. These studies drive its Best Practice Intelligence Center™ which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience is dramatically influencing the way businesses compete and deliver their services. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt these new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. This era is very attractive to our sector since we believe clients will increasingly require organizational and technology implementation insight on what technology can deliver and what changes in business models are required to justify significant investments.

As we entered 2017, our goal was to fully reposition all of our offerings to the emerging opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insight in new ways and to do so efficiently and whenever possible, virtually.   This also required us to change the way we go to market and engage clients. The following are some of the key actions and achievements of the year:

•

Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include ERP and the entire Oracle Cloud applications suite through the acquisition of Jibe Consulting.  This move quadrupled our Oracle Cloud addressable market and positioned us as a strategic Oracle Cloud applications consultancy.

•

Expanded RPA Advisory Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Robotics Process Automation (“RPA”) and related smart automation technologies through the acquisition of Aecus, Ltd. and an aggressive organic development effort.

•

Launched Quantum Leap – We launched our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution will allow us to improve the client experience by delivering twice the insight and to reducing the client effort by half, thus redefining our benchmarking leadership and we expect to further distance us from the competition.

•

Launched the Hackett Digital Transformation Platform (“DTP”) -  This required us to further digitize our IP and the way we shared and delivered our IP with our clients across our benchmarking, advisory, transformation and Cloud ERP and EPM application solutions. The Hackett DTP improves efficiency by accelerating the speed to value by helping an organization achieve their performance targets through a combination of benchmark metrics, best practices and configuration and process flow accelerators in a fully automated platform.

•

Expanded our IP as a Service Revenue - We used our DTP to expand our offerings to ADP.  We believe the new platform should allow us to attract new alliances partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.

•

Launched the Hackett Institute and acquired the joint venture interest of our CGBS Program - We moved our training content to a state-of-the-art learning management system, which we believe is better aligned with our client demands. We also launched our Enterprise Analytics training and certification programs. Given the unique nature of our best practice content and the favorable market reaction to our CGBS offering we believe that continuing education is a significant growth opportunity for our organization.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our so called “wedge” offering, or Benchmarking and Best Practices Advisory, including our IP as a Service products.  This has only been further accentuated by the launch of our new software as a service benchmarking solution, Quantum Leap as well as the launch of our Digital Transformation Platform.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository as well as best practice software configuration and organizational strategies which are only available from the unique vantage point provided from our Benchmarking solutions.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow clients to effect proven sustainable performance improvement.

During 2017 we launched the first version of the Hackett Digital Transformation Platform.  This required us to further digitize much of our BPI intellectual capital and the way we shared it with our clients across our benchmarking, advisory, transformation and Cloud ERP and EPM application solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings.  It also allows us to engage and support clients more efficiently, increasingly remotely and where appropriate continuously.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other BPI engagements, to correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our client’s capabilities and organizational maturity, so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides now reside in the Best Practice Intelligence Center portal as well as in our new releases of our Digital Transformation Platform.  This allows us to utilize our IP to be used on client engagements to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information and technology all within the framework of our Best Practices.

Because Hackett solutions are based on Hackett-Certified™ best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

The BPI approach, which is now enhanced with the launch of our Digital Transformation Platform (“DTP”), often begins with a clear understanding of current performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits of their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance which enable clients to streamline and automate key processes, and generate performance improvements quickly and efficiently at both the functional and enterprise level.

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

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and its direct link to our BPI/DTP approach, we believe we can empirically and objectively assist our clients. Our ability to apply best practices to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted more than 15,200 benchmark and performance studies over 24 years at over 5,300 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository, delivers a powerful and distinct value proposition to our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

We remain focused on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long-term growth prospects depend on our ability to extend our unique market permission to help clients and strategic partners measure their performance improvement opportunity, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create a significant opportunity to grow revenue per client.

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our client’s access to our IP which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts.

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

In 2017, we launched Quantum Leap and our first version of the Hackett Digital Transformation Platform to expand and hopefully attract new alliance partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.  This allowed us to expand our offerings to existing partners and develop new offerings in 2017 which should allow us to attract new alliance partners. At the end of the fourth quarter of 2017 our Executive and Best Practice Advisory Members had over 300 clients. This excludes hundreds of additional clients that we now serve through our IP as a Service alliances and training solutions.

Consistent with prior years, well over 70% of our Hackett sales were also Advisory or Benchmarking clients, which continues to support the leverage of this entry or IP-wedge offering.

If our clients need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Best Practices Advisory Programs or our new IP as a Service offerings. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and their channels.

•

Introduce New IP–centric Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their offerings.  In recent years we have launched a series of such alliances as described below:

In the fourth quarter of 2015, we launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM ® solution.  Our success with this program allowed us to further expand our program to additional ADP software and services solutions during 2017.  Given our success with ADP and our investment in DTP, we are now in a stronger position to attract new alliance partners and to support and accelerate their sales initiatives as well as and their client’s continuous improvement efforts.  We believe this capability is uniquely Hackett’s given our strong brand permission and benchmarking and best practice capability and technology.

In late 2015, we also launched the Association of Certified GBS Professionals Program with the Chartered Institute of Management Accountants (“CIMA”). This relationship allowed us to build an entirely new professional development business that provided globally recognized certifications for shared services and global business service professionals. As a result of the favorable market reaction to the way our IP was used as the core training content for this program, in 2017, we launched The Hackett Institute and acquired CIMA interest in this program.  This allow us to develop our own certification brand and standard.  Additionally, we moved our CGBS program to a new state of the art learning management system that will allow us to better meet our large global client’s requirements.  We believe that training and certification is a great way to leverage our IP in a high gross margin revenue growth area for our business.

In 2017 we announced our new Enterprise Analytics training and certification course and the introduction of The Hackett Institute.  We believe that our clients analytical skills will significantly grow over the next decade as companies realize the value of data and related insight and realize the need to extend these skills in a meaningful way throughout the enterprise.  Given the unique nature of our Best Practice content and the recognized value we have experienced with our CGBS offering we now believe that continuing education provides a significant growth opportunity for our organization.

•

Continue to expand our BPI/DTP Content and Technology. BPI/DTP incorporates intellectual capital from Hackett into our implementation tools and techniques. For clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us based on our BPI IP and accelerators. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.  In 2017, we invested in the automation and further integration of our various metrics, best practices and best practice acceleration tools into DTP.  This effort will continue in 2018.

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it has become increasingly evident that the primary limit to our growth will be our ability to attract, retain, develop and motivate associates. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

•

Leverage our offshore capabilities. Leveraging an offshore resource capability to support the delivery of our offerings has been a key strategy for our organization. Our facilities in Hyderabad, India and Montevideo, Uruguay allow us to increase operational efficiencies and build targeted key capabilities that can appropriately support the delivery of our offerings and internal functional teams.

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

Our Advisory programs provide on-demand access to world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory) and by Software Program (ADP Vantage). Our advisory programs include a mix of the following deliverables:

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

•

Introduction of New IP- centric Offerings: We are continuing to seek new opportunities through strategic alliances and channels to use our IP to help others sell and deliver their products, such as those offered through our CGBS and ADP programs. We continue to look for other potential programs through which to introduce new IP-centric offerings.

•	Benchmarking Services

Our benchmarking group dates back to 1991, and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 5,300 organizations globally. This includes 97% of the Dow Jones Industrials, 89% of the Fortune 100, 87% of the DAX 30 and 59% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management, shared service centers and working capital management. Hackett has identified over 2,000 best practices for over 115 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals, and develop the required business case for business and technology investments.

•	Strategy and Business Transformation

Our Business Transformation practices help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams utilize Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. Through REL, a leader in generating cash flow improvement from working capital, we offer services which are designed to help companies improve cash flow from operations through improved working capital management, reduced costs and increased service quality.

•	ERP, EPM and Analytics (EEA) Solutions

Our EEA practice focuses on helping clients maximize the value of their investments in Enterprise Software and business analytics.  In 2017, we acquired Oracle ERP and Cloud implementation capabilities.  This allowed us to quadruple the size of our Oracle addressable market and strongly positioned us to be a strategic provide of Oracle’s rapidly growing cloud software and services market.  The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle group from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made during the year was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our EEA practices with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment.  Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics.  Solution innovations have taken the practice into areas such as Big Data, cloud technology data management and governance, and Industry-specific analytic templates.  This practice works closely with Oracle technology offerings and was the #1 Oracle Cloud EPM partner in 2017.

•	SAP Solutions

Our SAP Solutions professionals help clients choose and deploy the purchase of on-premise and cloud software applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods). The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2017, 2016 and 2015, our ten most significant clients accounted for 21%, 24% and 24% of revenue, respectively. In addition, during 2017, 2016 and 2015 our largest client generated 4% of total revenue. We have achieved a high level of satisfaction across our client base. The responses to our client satisfaction surveys have generally been positive. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. The categories below define our business development resources. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital and BPI in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients. In our technology practice groups, we have continued to utilize Hackett intellectual capital that resides in our BPI tools as a way to differentiate the relationships we have with the software providers and with our clients.

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

Our human resources staff includes seasoned professionals in North America, Europe and South America who support our practices by, among other things, administering our benefit programs and facilitating the hiring process. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

As of December 29, 2017, we had 1,123 associates, excluding subcontractors, 79% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

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

INTELLECTUAL PROPERTY

We have obtained trademark registrations for The Hackett Group and Book of Numbers, and own registrations for certain of our other trademarks in the United States and abroad. We believe that the protection of these marks is an important part to our strategy of expanding the brand recognition we have built around our empirical knowledge capital.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2017, our ten largest clients accounted for 21% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on technology-related projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York, Philadelphia, Portland, Seattle, San Francisco, Frankfurt, London, Paris, Montevideo, Hyderabad and Sydney. As of December 29, 2017, we had operating leases that expire on various dates through July 2024. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ Stock Market symbol, "HCKT". The following table sets forth for the fiscal periods indicated, the high and low sales prices of the common stock, as reported on the NASDAQ Stock Market:

2017	High	Low
Fourth Quarter	$16.52	$14.55
Third Quarter	$16.90	$13.24
Second Quarter	$20.36	$14.00
First Quarter	$20.69	$15.75

2016	High	Low
Fourth Quarter	$18.35	$14.64
Third Quarter	$17.26	$13.06
Second Quarter	$15.74	$13.11
First Quarter	$15.84	$12.44

The closing sale price for the common stock on March 6, 2018, was $18.00.

As of March 6, 2018, there were 256 holders of record of our common stock and 29,227,112 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 28, 2012 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 28, 2012.

	12/28/12	12/27/13	1/2/15	1/1/16	12/30/16	12/29/17
The Hackett Group, Inc.	$100.00	$157.89	$224.26	$419.86	$469.33	$425.60
NASDAQ Composite Index	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
Peer Group	$100.00	$156.62	$155.45	$139.43	$150.01	$135.72

The Peer Group includes Edgewater Technology, Inc., FTI Consulting, Inc., Huron Consulting Group, Inc., Information Services Group, Inc., and The Corporate Executive Board Company.

Company Dividend Policy

In December 2012, we announced an annual dividend program of $0.10 per share. We have gradually been increasing the dividend for our shareholders on an annual basis. In 2016, we increased the annual dividend to $0.26 per share to be paid on a semi-annual basis or $4.0 million to shareholders of record on both June 30, 2016 and December 22, 2016. In 2017, we increased the annual dividend to $0.30 per share to be paid on a semi-annual basis or $4.6 million and $4.7 million to shareholders of record on both June 30, 2017 and December 22, 2017, respectively. Subsequent to year end 2017, we increased the annual dividend from $0.30 per share to $0.34 per share to be paid on a semi-annual basis. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 29, 2017 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 30, 2016				$4,433,361
December 31, 2016 to March 31, 2017	58,928	$20.13	58,928	$3,247,186
April 1, 2017 to June 30, 2017	507,351	$15.01	507,351	$630,006
July 1, 2017 to September 29, 2017	181,516	$13.73	181,516	$3,137,560
September 30, 2017 to December 29, 2017	—	$—	—	$3,137,560
	747,795	$15.11	747,795

During the year ended December 29, 2017, the Company’s Board of Directors approved an additional $10.0 million authorization, bringing the cumulative authorization as of December 29, 2017, to $137.2 million with cumulative purchases under the plan of $134.1 million, leaving $3.1 million available for future purchases.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2017, 268 thousand shares were withheld and not issued for a cost of $4.4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 29, 2017, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 29,	December 30,	January 1,	January 2,	December 27,
	2017	2016	2016	2015	2013
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$263,252	$259,907	$234,581	$213,519	$200,391
Reimbursements	22,610	28,654	26,359	23,218	23,439
Total revenue (1)	285,862	288,561	260,940	236,737	223,830
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (2)	166,312	163,273	147,024	138,958	130,456
Reimbursable expenses	22,610	28,654	26,359	23,218	23,439
Total cost of service	188,922	191,927	173,383	162,176	153,895
Selling, general and administrative costs	64,825	62,081	65,632	61,386	54,208
Bargain purchase gain from acquisition (3)	—	—	—	(3,015)	—
Restructuring costs (benefit)	1,293	—	—	3,604	—
Total costs and operating expenses	255,040	254,008	239,015	224,151	208,103
Operating income	30,822	34,553	21,925	12,586	15,727
Other expense:
Interest expense, net	(584)	(387)	(409)	(620)	(465)
Income from continuing operations before income taxes	30,238	34,166	21,516	11,966	15,262
Income tax expense (4)	2,884	12,625	7,707	2,255	6,398
Income from continuing operations	27,354	21,541	13,809	9,711	8,864
Loss from discontinued operations	—	—	—	—	(135)
Net income	$27,354	$21,541	$13,809	$9,711	$8,729

Basic net income per common share:
Income per common share from continuing operations	$0.95	$0.74	$0.47	$0.34	$0.29
Loss per common share from discontinued operations	—	—	—	—	—
Net income per common share	$0.95	$0.74	$0.47	$0.34	$0.29

Diluted net income per common share:
Income per common share from continuing operations	$0.85	$0.66	$0.43	$0.33	$0.28
Loss per common share from discontinued operations	—	—	—	—	(0.01)
Net income per common share	$0.85	$0.66	$0.43	$0.33	$0.27

Weighted average common shares outstanding:
Basic	28,852	29,082	29,620	28,718	30,283
Diluted	32,196	32,815	31,968	29,881	32,116

Consolidated Balance Sheet Data:
Cash	$17,512	$19,710	$23,503	$14,608	$18,199
Restricted cash	$—	$—	$—	$—	$354
Working capital	$23,837	$12,999	$17,375	$15,418	$20,767
Total assets	$185,231	$159,299	$160,379	$149,598	$145,188
Long-term debt	$19,000	$7,000	$—	$18,263	$19,029
Shareholders’ equity	$107,275	$86,269	$102,144	$89,788	$93,176
Dividends paid/declared per share	$0.30	$0.26	$0.20	$0.12	$0.10

(1)

In April 2017 and May 2017, we acquired Aecus Limited, a U.K. – based European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm company and we acquired Jibe Consulting, U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. As a result of the acquisitions, our 2017 results of operations included $16.2 million in total revenue. In January 2014, we acquired Technolab, an EPM AMS business. As a result of the acquisition, our 2014 results of operations included $10.3 million in total revenue from Technolab.

(2)

Fiscal years 2014 through 2017 include acquisition-related compensation expense of $4.1 million in 2017, $1.2 million in 2016, $927 thousand in 2015 and $4.3 million in 2014 from the acquisitions of Jibe Consulting and Aecus Limited in 2017 and Technolab in 2014.

(3)	Fiscal year 2014 includes a bargain purchase gain from the acquisition of Technolab, an EPM AMS business.
(4)	Fiscal year 2017 includes the tax benefit for the revaluation of the deferred tax liabilities as a result of the recently enacted tax legislation and accounting on the vesting of share-based awards.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking, business transformation and working capital management services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 15,200 benchmark and performance studies over 24 years at over 5,300 of the world’s leading companies.

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

In the following discussion, “Hackett” represents our total company. “The Hackett Group” encompasses our Benchmarking, Business Transformation, Executive Advisory, Robotics Process Automation, Enterprise Performance Management (“EPM”) and EPM Application Maintenance and Support (“AMS”) groups. “SAP Solutions” encompasses our SAP ERP Technology and SAP Maintenance groups.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2017 and determined that goodwill was not impaired.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog, non-compete agreements and trademarks that are amortized on a straight-line or accelerated basis over periods of up to ten years.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2017, 2016, and 2015 ended on December 29, 2017, December 30, 2016, and January 1, 2016, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts).

	Twelve Months Ended
	December 29,		December 30,		January 1,
	2017		2016		2016
Revenue:
Revenue before reimbursements	$263,252	100%	$259,907	100%	$234,581	100%
Reimbursements	22,610		28,654		26,359
Total revenue	285,862		288,561		260,940

Costs and expenses:
Cost of service:
Personnel costs	157,745	60%	157,515	61%	141,665	60%
Non-cash stock compensation expense	4,470		4,544		4,432
Acquisition-related compensation expense	1,582		-		-
Acquisition-related non-cash stock compensation expense	2,515		1,214		927
Reimbursable expenses	22,610		28,654		26,359
Total cost of service	188,922		191,927		173,383

Selling, general and administrative costs	59,027	22%	57,974	22%	58,423	25%
Non-cash stock compensation expense	3,330		3,007		2,344
SARs-related non-cash compensation expense	-		-		2,658
Acquisition-related costs	378		-		-
Amortization of intangible assets	2,090		1,100		2,207
Total selling, general, and administrative expenses	64,825	25%	62,081	24%	65,632	28%

Restructuring costs	1,293		-		-
Total costs and operating expenses	255,040		254,008		239,015
Income from operations	30,822	12%	34,553	13%	21,925	9%
Other expense:
Interest expense	(584)		(387)		(409)
Income from operations before income taxes	30,238	11%	34,166	13%	21,516	9%
Income tax expense	2,884	1%	12,625	5%	7,707	3%
Net income	$27,354	10%	$21,541	8%	$13,809	6%

Diluted net income per common share	$0.85		$0.66		$0.43

Comparison of 2017 to 2016

Overview.   For the fiscal year 2017, revenue before reimbursements increased 1.3% to $263.3 million and earnings per share increased 29%, as compared to the same period in the prior year. Fiscal year 2017 earnings per share was favorably impacted by tax benefit for the revaluation of the deferred tax liabilities as a result of the recently enacted tax legislation and the change in accounting for the vesting of share-based awards.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2017 and 2016. Revenue is analyzed based on geographic location of engagement team personnel.

Our total Company revenue before reimbursements increased 1.3%, to $263.3 million in 2017, as compared to $259.9 million in 2016. Our domestic revenue decreased 4%, but was offset by our international growth of 36%. Gross revenue decreased in 2017 to $285.9 million from $288.6 million as a result of our decrease in revenue related to reimbursable expenses. Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 8.6% during 2017 and 11.0% in 2016. The decrease in reimbursable expenses is primarily driven by lower expense ratios resulting from the recent acquisitions and the increase in “IP as a service” revenue, both which historically drive much lower levels of reimbursable expenses.  In 2017 and 2016, no customer accounted for more than 5% of our total revenue.

Hackett domestic revenue before reimbursements was down 6% in 2017, as revenue was adversely impacted primarily as a result of the transition from on- premise to cloud application migration.  The decrease of the domestic Hackett revenue was offset by strong Hackett international growth of 36%, primarily in Europe, during 2017, as compared to the same period in the prior year.  Our international revenue accounted for 19% of our total revenue in 2017, as compared to 14% in 2016.

SAP Solutions revenue before reimbursements increased 5%, to $39.9 million, during 2017, as compared to $38.1 million in the in 2016.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs remained relatively consistent with an increase to $157.7 million in 2017 from $157.5 million in 2016. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements also remained relatively consistent at 60% in 2017, as compared to 61% in 2016.

Non-cash stock compensation expense was $4.5 million in both 2017 and 2016.

Acquisition related compensation costs of $1.6 million for 2017 relate to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key personnel, all of which are subject to service vesting and as a result is recorded as compensation expense. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Acquisition related non-cash stock compensation expense in 2017 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Selling, General and Administrative (“SG&A”). SG&A costs, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets increased 2% to $59.0 million in 2017, from $58.0 million in 2016. SG&A costs as a percentage of revenue before reimbursements were 22% in both 2017 and 2016.

Non-cash compensation expense included in total SG&A increased to $3.3 million in 2017, as compared to $3.0 million in 2016. The increase primarily related to the performance-based equity compensation which was driven by Company performance in 2016. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $2.1 million in 2017, as compared to $1.1 million in 2016. The amortization expense in 2017 relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab, our acquisitions of Jibe and Aecus in the second quarter of 2017 and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs. The intangible assets relate to the customer relationship, trademarks, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018, the Jibe and Aecus intangible assets will continue to amortize until 2022 and the CGBS Training and Certification intangible asset will amortize until 2027.

Restructuring Costs. In 2017, we recorded restructuring costs primarily related to the transition of resources driven by our migration from on premise software to cloud-based implementations as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA related engagements from our Aecus acquisition.

Interest expense. In 2017, we recorded interest expense of $584 thousand, as compared to $387 thousand in 2016. The increase in interest expense in 2017, as compared to 2016 primarily relates to the higher average outstanding debt balance during 2017.

Income Taxes. During 2017, we recorded $2.9 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 9.5%. During the first quarter of 2017, we recorded no income tax expense as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. During the fourth quarter of fiscal 2017 we recorded a tax benefit related to the revaluation of our deferred tax liabilities as a result of the adoption of the 2017 Tax Act on December 22, 2017. Excluding the effect of the new pronouncement and the new tax reform legislation, the effective tax rate would have been 35.5% for certain federal, foreign and state taxes for 2017. In 2016, we recorded income tax expense of $12.6 million which reflected an effective tax rate of 37.0% in both periods for certain federal, foreign and state taxes.

Comparison of 2016 to 2015

Overview.   Our continued strong U.S. demand drove our results as our momentum was realized across virtually all of our U.S. practices. For the fiscal year 2016, revenue increased 10.6% to $288.6 million and earnings per share increased 53%, as compared to the same period in the prior year. Fiscal year 2015 earnings per share was unfavorably impacted by non-recurring, non-cash compensation expense relating to performance-based Stock Appreciation Rights issued in 2012.

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

Our total Company revenue increased 10.6%, to $288.6 million in 2016, as compared to $260.9 million in 2015. Our strong 2016 results were driven by over 13% revenue growth from our North American service offerings. By consolidating several of our Hackett practices, we have seen improvement in collaboration and cross-selling which has allowed us to serve clients more broadly. As an example, revenue from our top twenty U.S. clients this year grew just over 20% from the prior year. Our domestic growth was partially offset by weak European revenue which has decreased 2.9% year over year. Our international revenue accounted for 14% of our total revenue in 2016, as compared to 16% in 2015.

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

Personnel costs increased 11% to $157.5 million in 2016 from $141.7 million in 2015. The increase in the absolute dollar amount was primarily a result of increased employee headcount and higher subcontractor costs to support increasing revenue. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements remained relatively constant at 61% in 2016, as compared to 60% in 2015.

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

Liquidity and Capital Resources

As of December 29, 2017 and December 30, 2016, we had $17.5 million and $19.7 million, respectively, of cash and cash equivalents, respectively. We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds to support expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 29,	December 30,
	2017	2016
Cash flows provided by operating activities	$26,512	$32,889
Cash flows used in investing activities	$(17,524)	$(3,179)
Cash flows used in financing activities	$(11,181)	$(33,499)

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.5 million in 2017, as compared $32.9 million in 2016. In 2017, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increased accounts receivable and unbilled revenue and decreased accrued expenses and other liabilities due to the payout of 2016 incentive compensation.  In 2016, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increased accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.5 million in 2017, as compared to $3.2 million in 2016. In 2017, the cash utilized in investing included cash paid for the Jibe and Aecus acquisitions, and for the buyout of our interest in the CGBS Training and Certification Program for a total cash outflow of $11.3 million. In addition, cash was utilized for capital expenditures of $6.5 million for the development of the Hackett Academy and our benchmark technology, as well as further investments in internal corporate systems.  In 2016, the cash utilized in investing included capital expenditures of $3.2 million on the continued development of our benchmark technology and the purchase of computer equipment as a result of the increase in headcount.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.2 million in 2017 and $33.5 million in 2016. The usage of cash in 2017 was primarily related to the cost of the repurchase of $11.3 million of Company common stock under the Company’s share repurchase program, $4.4 million was utilized to satisfy employee net vesting-related tax requirements and $8.7 million was utilized to fund shareholder dividends. These cash uses were offset by the net borrowings under our credit facility of $12.0 million. The usage of cash in 2016 was primarily related to the cost of the repurchase of $30.1 million of Company common stock under the Company’s share repurchase program, $4.0 million was utilized to satisfy employee net vesting-related tax requirements and $7.2 million was utilized to fund shareholder dividends.  These uses of cash were partially offset by the net borrowings under our credit facility of $7.0 million.

Contractual Obligations

There were no material capital commitments as of December 29, 2017. The following table summarizes our future principal payments under our Credit Agreement and future lease commitments under our non-cancelable operating leases as of December 29, 2017 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	19,000	—	—	19,000	—
Operating lease obligations	7,216	2,161	3,184	1,742	129
Total	$26,216	$2,161	$3,184	$20,742	$129

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our Credit Agreement, as such amounts vary and cannot be estimated. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 29, 2017.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 29, 2017, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2017 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. The Company recognized losses related to foreign currency exchange of $0.7 million and $0.2 million in 2017 and 2015, respectively, and income of $0.6 million in 2016. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (the Company) as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of The Hackett Group, Inc. as of December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2018 expressed an unqualified opinion on the effectiveness of The Hackett Group, Inc.’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits include performing procedures Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

/s/ RSM US LLP

Fort Lauderdale, Florida

March 9, 2018

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29,	December 30,
	2017	2016
ASSETS
Current assets:
Cash	$17,512	$19,710
Accounts receivable and unbilled revenue, net of allowance of $2,601 and $2,574 at December 29, 2017 and December 30, 2016, respectively	55,262	47,399
Prepaid expenses and other current assets	2,511	1,704
Total current assets	75,285	68,813
Property and equipment, net	18,851	14,774
Other assets	6,021	3,336
Goodwill	85,074	72,376
Total assets	$185,231	$159,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,434	$9,089
Accrued expenses and other liabilities	43,014	46,725
Total current liabilities	51,448	55,814
Non-current accrued expenses and other liabilities	1,268	—
Non-current deferred tax liability, net	6,240	10,216
Long-term debt	19,000	7,000
Total liabilities	77,956	73,030
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 55,744,893 and 54,785,193 shares issued at December 29, 2017 and December 30, 2016, respectively	56	55
Additional paid-in capital	288,297	277,100
Treasury stock, at cost, 26,945,776 and 26,197,981 shares at December 29, 2017 and December 30, 2016, respectively	(134,054)	(122,756)
Accumulated deficit	(38,515)	(56,581)
Accumulated other comprehensive loss	(8,509)	(11,549)
Total shareholders’ equity	107,275	86,269
Total liabilities and shareholders’ equity	$185,231	$159,299

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Revenue:
Revenue before reimbursements	$263,252	$259,907	$234,581
Reimbursements	22,610	28,654	26,359
Total revenue	285,862	288,561	260,940
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,985, $5,758 and $5,359 of stock compensation expense in 2017, 2016 and 2015, respectively)	166,312	163,273	147,024
Reimbursable expenses	22,610	28,654	26,359
Total cost of service	188,922	191,927	173,383
Selling, general and administrative costs (includes $3,330, $3,007 and $5,002 of stock compensation expense in 2017, 2016, and 2015, respectively)	64,825	62,081	65,632
Restructuring cost	1,293	—	—
Total costs and operating expenses	255,040	254,008	239,015
Operating income	30,822	34,553	21,925
Other expense:
Interest expense	(584)	(387)	(409)
Income from operations before income taxes	30,238	34,166	21,516
Income tax expense	2,884	12,625	7,707
Net income	$27,354	$21,541	$13,809
Basic net income per common share:
Income per common share from operations	$0.95	$0.74	$0.47
Weighted average common shares outstanding	28,852	29,082	29,620
Diluted net income per common share:
Income per common share from operations	$0.85	$0.66	$0.43
Weighted average common and common equivalent shares outstanding	32,196	32,815	31,968

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Net income	$27,354	$21,541	$13,809
Foreign currency translation adjustment	3,040	(3,577)	(1,807)
Total comprehensive income	$30,394	$17,964	$12,002

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 2, 2015	53,203	$53	$264,912	(23,989)	$(91,335)	$(77,677)	$(6,165)	$89,788
Issuance of common stock	644	1	(1,543)	—	—	—	—	(1,542)
Treasury stock purchased	—	—	—	(149)	(1,356)	—	—	(1,356)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,518	—	—	—	—	9,518
Dividends declared	—	—	—	—	—	(6,266)	—	(6,266)
Net income	—	—	—	—	—	13,809	—	13,809
Foreign currency translation	—	—	—	—	—	—	(1,807)	(1,807)
Balance at January 1, 2016	53,847	$54	$272,887	(24,138)	$(92,691)	$(70,134)	$(7,972)	$102,144
Issuance of common stock	938	1	(3,032)	—	—	—	—	(3,031)
Treasury stock purchased	—	—	—	(2,059)	(30,065)	—	—	(30,065)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	7,245	—	—	—	—	7,245
Dividends declared	—	—	—	—	—	(7,988)	—	(7,988)
Net income	—	—	—	—	—	21,541	—	21,541
Foreign currency translation	—	—	—	—	—	—	(3,577)	(3,577)
Balance at December 30, 2016	54,785	$55	$277,100	(26,197)	$(122,756)	$(56,581)	$(11,549)	$86,269
Issuance of common stock	960	1	(3,211)	—	—	—	—	(3,210)
Treasury stock purchased	—	—	—	(748)	(11,298)	—	—	(11,298)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	14,408	—	—	—	—	14,408
Dividends declared	—	—	—	—	—	(9,288)	—	(9,288)
Net income	—	—	—	—	—	27,354	—	27,354
Foreign currency translation	—	—	—	—	—	—	3,040	3,040
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Cash flows from operating activities:
Net income	$27,354	$21,541	$13,809
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	2,442	2,485	2,582
Amortization expense	2,090	1,100	2,207
Amortization of debt issuance costs	90	106	98
Provision for doubtful accounts	117	38	89
(Gain) loss on foreign currency transactions	695	(594)	170
Non-cash stock compensation expense	10,316	8,765	10,361
Acquisition consideration reflected as compensation expense	—	—	(3,440)
Deferred income tax expense (benefit)	(1,781)	2,339	4,978
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and unbilled revenue	(5,278)	(4,709)	(4,761)
(Increase) decrease in prepaid expenses and other assets	(887)	135	312
Increase (decrease) in accounts payable	(1,064)	790	390
Increase (decrease) in accrued expenses and other liabilities	(7,585)	893	9,382
Net cash provided by operating activities	26,509	32,889	36,177
Cash flows from investing activities:
Purchases of property and equipment	(6,517)	(3,179)	(3,002)
Cash consideration paid for acquisitions	(11,268)	—	—
Cash acquired in acquisition	261	—	—
Net cash used in investing activities	(17,524)	(3,179)	(3,002)
Cash flows from financing activities:
Proceeds from borrowings	26,000	30,000	2,500
Payment of debt borrowings	(14,000)	(23,000)	(20,763)
Debt issuance costs	—	(237)	(14)
Dividends paid	(8,670)	(7,163)	(3,067)
Proceeds from issuance of common stock	1,208	984	945
Repurchases of common stock	(15,716)	(34,083)	(3,838)
Net cash used in financing activities	(11,178)	(33,499)	(24,237)
Effect of exchange rate on cash	(5)	(4)	(43)
Net increase (decrease) in cash	(2,198)	(3,793)	8,895
Cash at beginning of year	19,710	23,503	14,608
Cash at end of year	$17,512	$19,710	$23,503
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,698	$8,757	$268
Cash paid for interest	$510	$282	$335

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of Jibe Consulting	$3,613	$-	$-

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2017, 2016, and 2015 ended on December 29, 2017, December 30, 2016, and January 1, 2016, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash and Restricted Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits.

As of December 29, 2017 and December 30, 2016, the Company did not have any restricted cash balances or cash equivalents.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend program in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years.  In fiscal 2016, the Company’s Board of Directors approved an increase in the annual dividend to $0.26 per share, to be paid semi-annually. In 2016, the Company paid dividends of $0.23 per share. In 2017, the Company’s Board of Directors approved an increase in the annual dividend to $0.30 per share. Subsequent to year end 2017, the Company’s Board of Directors approved the increase in the annual dividend from $0.30 per share to $0.34 per share to be paid on a semi-annual basis. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Business Transformation Enterprise Performance Management (“EPM”), Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and SAP Application Maintenance and Support (“AMS”), Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2017 and 2016 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at January 1, 2016	43,450	31,134	74,584
Foreign currency translation adjustment	(2,208)	—	(2,208)
Balance at December 30, 2016	41,242	31,134	72,376
Additions (see Note 15)	1,858	9,538	11,396
Foreign currency translation adjustment	1,302	—	1,302
Balance at December 29, 2017	$44,402	$40,672	$85,074

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and its carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to ten years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 29,	December 30,
	2017	2016
Gross carrying amount	$27,147	$22,448
Accumulated amortization	(21,869)	(19,779)
Foreign currency translation adjustment	245	33
	$5,523	$2,702

All of the Company’s intangible assets are expected to be fully amortized by the end of 2027.  For the years ended December 29, 2017, December 30, 2016 and January 1, 2016, the Company recorded $2.1 million, $1.1 million and $2.2 million of amortization expense, respectively. The estimated future amortization expense of intangible assets as of December 29, 2017 is as follows: $2.4 million in 2018, $0.7 million in 2019, $0.6 million in 2020, $0.6 million in 2021, $0.3 million in 2022 and $0.7 million thereafter. See Note 15 for further discussion.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Basic weighted average common shares outstanding	28,852,251	29,082,253	29,620,361
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	1,002,380	1,413,893	1,617,820
Common stock issuable upon the exercise of stock options and SARs	2,341,501	2,319,245	729,447
Dilutive weighted average common shares outstanding	32,196,132	32,815,391	31,967,628

There were 0.8 million, 0.8 million and 0.5 million shares of underlying awards granted excluded from the above reconciliation for the years ended 2017, 2016, and 2015, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 29, 2017 and December 30, 2016, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2017, 2016, and 2015, no customer accounted for more than 5% of total revenue.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition, which provides for a single, principles-based model for revenue recognition and replaces the existing revenue recognition guidance. The guidance is effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a full retrospective or modified retrospective transition method.

The Company has completed its assessment of the impact of adopting the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) on its existing revenue recognition policies, including completing our contract reviews and our evaluation of the incremental costs of obtaining a contract, and has adopted the standard effective December 30, 2017, using the modified retrospective method of adoption. The guidance requires significantly expanded disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers which we will include in our March 30, 2018 interim filing. The Company has concluded that the adoption of ASC 606 did not have a material impact on its consolidated financial statements.

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

Management adopted the guidance effective December 31, 2016. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur, which had an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.  In the first quarter of 2017, the Company recorded no income tax expense as a result of the adoption of the new guidance relating to the accounting on the vesting of share-based awards. Excluding the effect of the new guidance, the effective tax rate would have been 34% for certain federal, foreign and state taxes during the twelve months ended December 29, 2017.

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

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The guidance removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The standard should be applied prospectively and will become effective for the Company for their annual goodwill impairment test in fiscal years beginning after December 15, 2021. Early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard in January 2017, and there was no material impact to its consolidated financial statements and related disclosures upon adoption of this guidance.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

In January 2017, the FASB issued guidance which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses which distinction determines whether goodwill is recorded or not. This amended guidance was effective for us on December 30, 2017, and the Company does not expect it to have a material impact on its consolidated operating results or financial condition.

In May 2017, the FASB issued guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance will become effective for the Company in fiscal years beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. The Company does not expect it to have a material impact on its consolidated operating results or financial condition.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 29,	December 30,
	2017	2016
Accounts receivable	$44,972	$39,335
Unbilled revenue	12,891	10,638
Allowance for doubtful accounts	(2,601)	(2,574)
	$55,262	$47,399

Accounts receivable as of December 29, 2017 and December 30, 2016, is net of uncollected advanced billings. Unbilled revenue as of December 29, 2017 and December 30, 2016 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

	December 29,	December 30,
	2017	2016
Equipment	$7,194	$6,580
Software	33,135	26,983
Leasehold improvements	410	373
Furniture and fixtures	517	493
	41,256	34,429
Less accumulated depreciation	(22,405)	(19,655)
	$18,851	$14,774

Depreciation expense for the years ended December 29, 2017, December 30, 2016, and January 1, 2016, was $2.4 million, $2.5 million, and $2.6 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations. The increase in accumulated depreciation in 2017, as compared to 2016, relates to depreciation expense and the impact of foreign currency translation adjustments.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 29,	December 30,
	2017	2016
Accrued compensation and benefits	$5,289	$4,412
Accrued bonuses	4,119	13,038
Accrued dividend payable	4,656	4,023
Acquisition earnout accruals	6,207	—
Deferred revenue	9,271	10,975
Accrued sales, use, franchise and VAT tax	3,670	3,791
Non-cash stock compensation accrual	1,890	4,225
Income tax payable	5,649	4,437
Other accrued expenses	2,263	1,824
Total accrued expenses and other liabilities	$43,014	$46,725

6. Restructuring Costs

During 2017, the Company recorded restructuring costs of $1.3 million, which was primarily related to the transition of resources driven by our migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from the Aecus acquisition.  As of December 29, 2017, the Company did not have any remaining commitments related to restructuring.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 30, 2016	$—
Accrual	1,293
Expenditures	1,293
Accrual balance at December 29, 2017	$—

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through July 2024. Rent expense for the years ended December 29, 2017, December 30, 2016, and January 1, 2016 was $2.4 million, $2.3 million and $2.2 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of December 29, 2017, are as follows (in thousands):

Rental
Payments
2018	$2,161
2019	1,873
2020	1,311
2021	945
2022	797
Thereafter	129
Total	$7,216

8. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (“the Term Loan”, and together with the Revolver, the “Credit Facility”). As of the end of January 1, 2016, the Company had fully utilized and paid off its Term Loan. As of the end of 2017 and 2016, the Company had a $19.0 million and a $7.0 million outstanding balance on the Revolver, respectively.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 29, 2017, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of December 29, 2017 was 2.96%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 29, 2017, the Company was in compliance with all covenants.

In connection with the Credit Facility, the Company incurred $0.2 million of debt issuance costs. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the accompanying consolidated balance sheet.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

As of December 30, 2016, the Company had a debt balance of $7.0 million. During 2017, the Company borrowed $26.0 million on the Revolver and through the year ended December 29, 2017, the Company has paid down $14.0 million, leaving $19.0 million outstanding under the Revolver, excluding the debt issuance costs of $0.3 million as of December 29, 2017.

Principal
Amortization
Payments
2017	$—
2018	—
2019	—
2020	—
2021	19,000
Thereafter	—
Total	$19,000

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2013 and all significant state, local and foreign matters have been concluded for years through 2013. In the first quarter of 2017, the IRS commenced an examination of the Company’s U.S. income tax return for fiscal year 2014, which is still in progress.

The components of income before income taxes are as follows (in thousands):

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Domestic	$22,038	$28,611	$16,249
Foreign	8,200	5,555	5,267
Income before income taxes	$30,238	$34,166	$21,516

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Current tax expense
Federal	$3,231	$8,969	$2,042
State	445	1,065	463
Foreign	989	252	224
	4,665	10,286	2,729
Deferred tax expense (benefit)
Federal	(2,915)	789	3,566
State	209	667	529
Foreign	925	883	883
	(1,781)	2,339	4,978
Income tax expense	$2,884	$12,625	$7,707

A reconciliation of the federal statutory tax rate with the effective tax rate is as follows:

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
U.S statutory income tax expense rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	1.4	3.3	3.0
Valuation reduction	(0.2)	(0.7)	(0.8)
Tax reform impact on deferred taxes	(13.4)	—	—
Meals and entertainment	0.9	0.8	1.2
Foreign rate differential	(3.7)	(1.8)	(3.1)
Shared based compensation	(11.4)	—	—
Foreign exchange loss	0.3	0.1	(0.2)
Other, net	0.6	0.2	0.7
Effective tax rate	9.5%	36.9%	35.8%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2017	2016
Deferred income tax assets:
Allowance for doubtful accounts	$582	$978
Net operating loss and tax credits carryforward	2,311	2,182
Accrued expenses and other liabilities	4,257	4,089
	7,150	7,249
Valuation allowance	(984)	(1,042)
	6,166	6,207
Deferred income tax liabilities:
Depreciation	(4,787)	(5,484)
Tax over book amortization on goodwill and intangibles	(7,437)	(10,789)
Other items	(182)	(150)
	(12,406)	(16,423)
Net deferred income tax liability	$(6,240)	$(10,216)

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and it also provides for a one-time transition tax on certain unremitted foreign earnings (the “Transition Tax”).  As a result, the Company recorded a provisional income tax benefit of $4.0 million related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate.  The Company has performed a preliminary analysis of its post-1986 earnings and profits of its foreign subsidiaries and has estimated an overall accumulated net deficit, therefore no amounts have been recorded relative to the Transition Tax. In accordance with Staff Accounting Bulletin (“SAB”) No. 118, the Company will finalize the deferred tax and Transition Tax calculations during the allowed measurement period in 2018.

The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 in December.  The SAB provides guidance on accounting for the tax effects of the 2017 Tax Act where uncertainty exists, it provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the related accounting under U.S. GAAP.  In accordance with this guidance, the company has recorded provisional amounts for those specific income tax effects of the 2017 Tax Act for which a reasonable estimate could be determined.

As of December 29, 2017, the Company had $1.9 million of U.S. state net operating loss carryforwards. Additionally, at December 29, 2017, the Company had $3.7 million of foreign net operating loss carryforwards, of which $0.5 million related to operations in France and $0.8 million related to operations in Australia. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 29, 2017 and December 30, 2016, the Company had a valuation allowance of $1.0 million for both periods, to reduce deferred income tax assets primarily related to foreign and state net operating loss and tax credit carryforwards.

The undistributed earnings in foreign subsidiaries at December 31, 2017 was approximately $4.9 million. The company has historically reinvested its foreign earnings abroad indefinitely, and as a result no U.S. federal or state deferred income taxes have been provided on these earnings.

The 2017 Tax Act implements a territorial system, whereby certain foreign subsidiary earnings can be repatriated to the U.S with no federal tax.  As a result, the company is still evaluating the impact of the 2017 Tax Act on its assertion to indefinitely reinvest the earnings from certain of its foreign jurisdictions and therefore continues to assert that such earnings will be indefinitely reinvested.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 29, 2017 and December 30, 2016, the total amount of accrued income tax-related interest and penalties was $256 thousand and $ 228 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the years ended December 29, 2017 and December 30, 2016 (in thousands):

	Year Ended
	December 29,	December 30,
	2017	2016
Beginning balance	$738	$712
Additions based on tax positions	28	26
Reduction for prior year tax deductions	—	—
Ending balance	$766	$738

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

As of December 29, 2017 and December 30, 2016, the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.8 million and $0.7 million, respectively, was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 29, 2017 and December 30, 2016 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share based compensation included in net income for the years ended December 29, 2017, December 30, 2016, and January 1, 2016 is as follows:

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Restricted stock units	$7,801	$7,550	$6,776
Stock options and stock appreciation rights	—	—	2,658
Common stock subject to vesting requirements	2,515	1,215	927
	$10,316	$8,765	$10,361

The number of shares available for future issuance under the Company's stock plans as of December 29, 2017 were 2,229,558. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.  Stock option activity under the Company’s stock option plans for the year ended December 29, 2017 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 30, 2016	230,167	$4.00
Exercised	(50,000)	4.00
Forfeited or expired	—	—
Outstanding as of December 29, 2017	180,167	$4.00	4.22	$2,109,818
Exercisable at December 29, 2017	180,167	$4.00	4.22	$2,109,818

A summary of the Company’s stock option activity for the years ended December 30, 2016 and January 1, 2016 was as follows:

	December 30, 2016		January 1, 2016
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	230,167	$4.00	297,667	4.00
Exercised	—	—	(67,500)	3.99
Forfeited or expired	—	—	—	—
Outstanding at end of year	230,167	$4.00	230,167	$4.00
Exercisable at end of year	230,167	$4.00	90,167	$4.00

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Stock Based Compensation (continued)

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Other information pertaining to stock option activity during the years ended December 29, 2017, December 30, 2016, and January 1, 2016 was as follows (in thousands):

	Year Ended
	December 29, 2017	December 30, 2016	January 1, 2016
Total intrinsic value of stock options exercised	$803	$—	$660

On February 8, 2012, the Compensation Committee approved the fiscal year 2012 through 2015 equity compensation target for the Chief Executive Officer and Chief Operating Officer. Under this target, a single performance-based option grant was made to the Company’s Chief Executive Officer and the Chief Operating Officer of 1,912,500 options and 1,004,063 options, respectively, totaling 2,916,563 options, each with an exercise price of $4.00 and a fair value of $1.31. One -half of the options vest upon the achievement of at least 50% growth of pro forma earnings per share and the remaining half vest upon the achievement of at least 50% pro forma EBITDA growth. Pro forma EBITDA is defined as pro forma earnings (which specifically excludes non-cash stock compensation expense, intangible asset amortization expense, acquisition-related charges and gains, restructuring charges and assumes a normalized long-term cash rate of 30%) before interest, taxes and depreciation. Each metric can be achieved at any time during the six -year term of the award based on a trailing twelve-month period measured quarterly. The grants will expire if neither target is achieved during the six-year term. The base year for the performance calculation is fiscal 2011 for both pro forma earnings per share and pro forma EBITDA performance targets.

In March of 2013, the performance-based stock option grants were surrendered by the Company’s Chief Executive Officer and Chief Operating Officer and replaced with SARs, totaling 2,916,563, equal in number to the number of options granted to each of them in 2012. The terms and conditions and the specific performance targets that must be achieved in order for the SAR s to vest are the same as those of the surrendered options, with the exception that the SARs will be settled in cash, stock or any combination thereof, at the Company’s discretion.

The SARs related to the pro forma EPS target were earned and vested in the first quarter of 2015 with the Audit Committee’s approval of the Company’s 2014 financial statements and the SARs related to the pro forma EBITDA target were earned and vested in the first quarter of 2016 with the Audit Committee’s approval of the Company’s 2015 financial statements. As of December 29, 2017, no SARs had been exercised.

SAR activity for the year ended December 29, 2017 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of December 30, 2016	2,916,563	$4.00	1.31
Expired	—	—	—
Outstanding as of December 29, 2017	2,916,563	$4.00	$1.31
Exercisable at December 29, 2017	2,916,563	$4.00	$1.31

The following assumptions were used to determine the fair value of the SARs granted to employees:

Expected volatility	43%
Risk-free rate	0.35% -1.00%
Expected term (in years)	2-6

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

As of December 29, 2017, 100% of total outstanding options and SARs were performance-based. The Company did not record any compensation expense in 2017 related to the options and SARs, but did record $2.7 million of compensation expense in 2015 related to these options and SARs. As of January 1, 2016, all stock compensation expense related to the outstanding options and SARs had been expensed.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three -year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 29, 2017, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 30, 2016	1,779,480	$9.02
Granted	674,592	16.60
Vested	(862,731)	7.77
Forfeited	(71,703)	13.24
Nonvested balance as of December 29, 2017	1,519,638	$12.96

The Company recorded restricted stock units based compensation expense of $7.8 million, $7.6 million and $6.8 million in 2017, 2016, and 2015, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 29, 2017, there was $9.1 million of total restricted stock unit compensation expense related to the nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued. See Note 5 for further details.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirement s for the year ended December 29, 2017 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 30, 2016	505,060	$9.00
Granted	182,279	19.82
Vested	(248,587)	9.11
Forfeited	(7,728)	8.99
Nonvested balance as of December 29, 2017	431,024	$13.52

Common stock subject to vesting requirements of $3.6 million and $4.6 million was issued in 2017 and 2015, respectively, in relation to the equity portion of the Jibe acquisition closing consideration and the Technolab earn-out consideration, respectively.  These shares are subject to a four year vesting period.

The Company recorded compensation expense of $2.5 million, $1.2 million and $0.9 million, during the years ended December 29, 2017, December 30, 2016, and January 1, 2016, respectively, related to common stock subject to vesting requirements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

As of December 29, 2017, there was $ 4.2 million of total stock based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six -month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  In 2017, subject to shareholder approval, the Company’s Board of Directors agreed to extend the Employee Stock Purchase Plan to July 1, 2023 from July 1, 2018 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 279,606.  As of 2017, a total of 211,845 shares of common stock were available for purchase under the plan. For plan years 2017, 2016 and 2015 67,761 shares, 67,111 shares and 48,356 shares, respectively, were issued for total proceeds of $1.0 million, $1.0 million, and $0.7 million, respectively.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $132.2 million of the Company’s common stock, thereby increasing the total program size to $137.2 million as of December 29, 2017. As of December 29, 2017, the Company had effected cumulative purchases under the plan of $134.1 million, leaving $3.1 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the above mentioned tender offers.  During 2017 and 2016, the Company repurchased 748 thousand and 2.1 million shares of its common stock, respectively, at an average price per share of $15.11 and $14.60, respectively, for a total cost of $11.3 million and $30.1 million, respectively. As of December 29, 2017 and December 30, 2016, the Company had repurchased 26.9 million and 26.2 million shares of its common stock, respectively, at an average price of $4.97 and $4.69 per share, respectively. Subsequent to year end, the Company repurchased 53 thousand shares of the Company’s stock from members of its Board of Directors and Executive team for a total cost of $1.0 million, or $18.33 per share. The proceeds from the sale of these shares will be used in part to cover estimated tax liabilities associated with previously vested restricted stock units. This leaves $2.2 million available under the repurchase plan for future purchases.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf.  In 2017 and 2016, 268 thousand shares were withheld and not issued for a cost of $4.4 million and 294 thousand shares were withheld and not issued for a cost of $4.0 million, respectively, which are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity. Subsequent to December 29, 2017, 177 thousand shares have been withheld for a total cost of $ 3.1 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

Dividends

In December 2012, the Company announced an annual dividend program of $0.10 per share. In December 2012 and 2013, the Company paid annual dividends of $0.10 per share, or $3.1 million to shareholders of record as of close of business on December 20, 2012 and on December 10, 2013, respectively. In 2014, the Company increased the dividend to $0.12 per share, or $3.5 million, to shareholders of record as of close of business on December 10, 2014. In 2015, the Company increased the annual dividend to $0.20 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $3.1 million and $3.2 million paid to shareholders of record on June 29, 2015 and December 28, 2015, respectively. In 2016, the Company increased the annual dividend to $0.26 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.0 million and $4.0 million paid to shareholders of record on June 30, 2016 and December 22, 2016, respectively. In 2017, the Company increased the annual dividend to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders of record on June 30, 2017 and December 22, 2017, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2017 was paid in January 2018. Subsequent to December 29, 2017, the Company increased its annual dividend to $0.34 per share to be paid on a semi-annual basis.

12. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. During fiscal years 2017, 2016, and 2015, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries. The Company’s matching contributions were $0.5 million, $0.6 million and $0.3 million for the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016.

13. Transactions with Related Parties

During the year ended 2017, the Company repurchased 59 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.2 million or $20.13 per share. During the year ended December 30, 2016, the Company bought back 25 thousand shares of its common stock from members of its Board of Directors for $0.4 million or $15.68 per share. Subsequent to year end, the Company repurchased 53 thousand shares of the Company’s stock from members of its Board of Directors and Executive team for a total cost of $1.0 million, or $18.33 per share.       The proceeds from the sale of these shares will be used primarily to cover estimated tax liabilities associated with previously vested restricted stock units.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s CEO, 732 thousand shares of its common stock from the Company’s COO, and 73 thousand shares of its common stock from the Company’s CFO for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was affected as part of the Company’s share repurchase program. See Note 10 for further details.

There were no related party transactions in 2015.

14. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

15. Acquisitions

Jibe Consulting

Effective May 1, 2017, the Company acquired certain assets and liabilities of Jibe Consulting, Inc. (“Jibe”), a U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhances the Company’s Cloud Application capabilities and strongly complements its market leading EPM transformation and technology implementation group.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of performance targets over the 18 months period following closing for a total of $11.0 million in contingent consideration; a portion of which will be allocated to key employees in both cash and Company stock.  The cash related to the contingent consideration which is to be paid to the sellers is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. This contingent liability has been recorded in the consolidated balance sheet as current accrued expenses and other liabilities. The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As of December 29, 2017, the Company had recorded $1.5 million of acquisition-related compensation expense and non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration. The initial cash consideration was funded from borrowings under the Company’s Revolver.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized. The following table presents the preliminary purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

Purchase Price
Allocation
Total consideration	$11,293
Accounts receivable	1,932
Other current assets	59
Total current assets acquired	1,991
Intangible assets	931
Goodwill	9,538
Total assets acquired	12,460
Accrued expenses and other liabilities	1,167
Total liabilities acquired	1,167
Purchase consideration on acquisition	$11,293

The recognized goodwill is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the intangible assets acquired from Jibe:

Category	Amount (in thousands)	Useful Life (in years)
Customer Base	$140	5
Customer Backlog	325	2
Non-Compete	466	5
	$931

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. Since the acquisition date through December 29, 2017, Jibe contributed $12.3 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $1.2 million.  The acquisition related costs incurred 2017 totaled $0.2 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. All goodwill is expected to be deductible for tax purposes.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition strongly complements the global strategy and business transformation offerings of the Hackett Group.

The sellers’ purchase consideration was £3.2 million in cash. In addition, the sellers have the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months and key personnel have the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense and in non-current accrued expenses and other liabilities. As of December 29, 2017, the Company had recorded a total of $1.3 million of acquisition-related compensation expense and acquisition non-cash stock compensation expense for the cash and equity portion of the contingent consideration. The closing purchase consideration was funded with the Company’s available funds.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized.

The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

Purchase Price
Allocation
Total consideration	£3,173
Cash	209
Accounts receivable	898
Other current assets	46
Total current assets acquired	1,153
Intangible assets	1,515
Goodwill	1,306
Total assets acquired	3,974
Accrued expenses and other liabilities	801
Total liabilities acquired	801
Purchase consideration on acquisition	£3,173

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The recognized goodwill is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the preliminary intangible assets acquired from Aecus:

Category	Amount (in thousands)	Useful Life (in years)
Customer Base	£455	5
Customer Backlog	52	2
Non-Compete	1,008	5
	£1,515

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. From acquisition date through the month ended December 29, 2017, Aecus has contributed $3.9 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.5 million.  The acquisition related costs incurred during 2017 totaled $0.1 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. The goodwill and intangibles resulting from this transaction are not expected to be deductible under UK tax regulations.

Additional Transaction:

Chartered Institute of Management Accountants

In October 2017, Hackett-REL, Ltd., a subsidiary of the Company located in the United Kingdom, acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd and The Chartered Institute of Management Accountants was terminated.

The purchase price was allocated to tangible and intangible assets acquired based on their estimated fair values.  The intangible asset will amortize over a ten-year period.

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
Revenue:
North America	$230,904	$246,249	$218,719
International (primarily European countries)	54,958	42,312	42,221
Total revenue	$285,862	$288,561	$260,940

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 29,	December 30,
	2017	2016
Long-lived assets:
North America	$90,605	$78,200
International (primarily European countries)	19,341	12,286
Total long-lived assets	$109,946	$90,486

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic and Service Group Information (continued)

As of December 29, 2017, December 30, 2016, and January 1, 2016, foreign assets included $ 15.1 million, $ 11.9 million and $14.1 million, respectively, of goodwill related to the REL, Archstone and Aecus acquisitions, in fiscal 2005, 2009 and 2017, respectively.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The SAP/ ERP Solutions group encompasses SAP ERP (in thousands):

	Year Ended
	December 29,	December 30,	January 1,
	2017	2016	2016
The Hackett Group	$242,269	$246,210	$221,341
SAP/ERP Solutions	43,593	42,351	39,599
Total revenue	$285,862	$288,561	$260,940

17. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 29, 2017 and December 30, 2016 (in thousands, except per share data):

	Quarter Ended
	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017
Total revenue	$65,069	$67,726	$65,947	$64,510
Operating income	$7,964	$6,464	$7,874	$8,520
Income from continuing operations	$7,874	$6,337	$7,690	$8,337
Net income (1)	$7,874	$4,750	$5,289	$9,441
Basic net income per common share (2)	$0.27	$0.16	$0.18	$0.33
Diluted net income per common share (2)	$0.24	$0.15	$0.17	$0.29

	Quarter Ended
	April 1, 2016	July 1, 2016	September 30, 2016	December 30, 2016
Total revenue	$61,973	$68,178	$66,810	$62,946
Operating income	$7,240	$8,638	$9,007	$9,668
Income from continuing operations	$7,199	$8,528	$8,870	$9,569
Net income	$4,382	$5,446	$5,488	$6,225
Basic net income per common share (2)	$0.15	$0.19	$0.19	$0.22
Diluted net income per common share (2)	$0.13	$0.17	$0.17	$0.19

(1)

The first quarter of 2017 included a tax benefit for the change in accounting on the vesting of share-based awards. The fourth quarter of 2017 included a tax benefit for the revaluation of the deferred tax liabilities as a result of the recent enacted tax legislation.

(2)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 29, 2017, December 30, 2016, and January 1, 2016

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended December 29, 2017	$2,574	158	185	$2,601
Year Ended December 30, 2016	$1,881	744	(51)	$2,574
Year Ended January 1, 2016	$1,330	694	(143)	$1,881

ITEM  9.  CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 29, 2017.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 29, 2017, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.'s (the Company) internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Hackett Group, Inc. as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2017, and the related notes and schedules, and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Fort Lauderdale, Florida

March 9, 2018

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference.

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

ITEM  16. FORM 10-K SUMMARY

None.

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
10.4

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.5	Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108640)).
10.6	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A for the year ended December 30, 2005).
10.7	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.8	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.9	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.10	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.11	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.12	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.13	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.14	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.15	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.16	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.17

Second Amended and Restated Credit Agreement, dated May 9, 2016, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended April 1, 2016).

21.1*	Subsidiaries of the Registrant.

Exhibit No.	Exhibit Description
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 9, 2018.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2018
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 9, 2018
David N. Dungan

/s/ Richard Hamlin	Director	March 9, 2018
Richard Hamlin

/s/ John R. Harris	Director	March 9, 2018
John R. Harris

/s/ Robert A. Rivero	Director	March 9, 2018
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 9, 2018
Alan T. G. Wix