Form 10-Q
period 2018-03-30
HACKETT GROUP, INC.
filed 2018-05-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of May 7, 2018, there were 29,409,225 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 30,	December 29,
	2018	2017
ASSETS
Current assets:
Cash	$23,666	$17,512
Accounts receivable and unbilled revenue, net of allowance of $2,312 and $2,601 at March 30, 2018 and December 29, 2017, respectively	51,943	55,262
Prepaid expenses and other current assets	3,456	2,511
Total current assets	79,065	75,285

Property and equipment, net	20,652	18,851
Other assets	5,641	6,021
Goodwill, net	85,691	85,074
Total assets	$191,049	$185,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,621	$8,434
Accrued expenses and other liabilities	39,802	43,014
Total current liabilities	48,423	51,448
Non-current accrued expenses and other liabilities	613	1,268
Long-term deferred tax liability, net	7,629	6,240
Long-term debt	19,000	19,000
Total liabilities	75,665	77,956

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 56,465,620 and 55,744,893 shares issued at March 30, 2018 and December 29, 2017, respectively	57	56
Additional paid-in capital	290,196	288,297
Treasury stock, at cost, 27,071,782 and 26,945,776 shares March 30, 2018 and December 29, 2017, respectively	(136,364)	(134,054)
Accumulated deficit	(31,153)	(38,515)
Accumulated comprehensive loss	(7,352)	(8,509)
Total shareholders' equity	115,384	107,275
Total liabilities and shareholders' equity	$191,049	$185,231

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 30,	March 31,
	2018	2017
Revenue:
Revenue before reimbursements	$67,475	65,069
Reimbursements	5,258	6,360
Total revenue	72,733	71,429
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,843 and $1,442 of stock compensation expense in the quarters ended March 30, 2018 and March 31, 2017, respectively)	42,879	41,594
Reimbursable expenses	5,258	6,360
Total cost of service	48,137	47,954
Selling, general and administrative costs (includes $841 and $659 of stock compensation expense in the quarters ended March 30, 2018 and March 31, 2017, respectively)	16,276	15,511
Total costs and operating expenses	64,413	63,465
Income from operations	8,320	7,964

Other expense:
Interest expense	(179)	(90)
Income from operations before income taxes	8,141	7,874
Income tax expense	774	—
Net income	$7,367	$7,874

Basic net income per common share:
Income per common share from operations	$0.25	$0.27
Weighted average common shares outstanding	29,089	28,868

Diluted net income per common share:
Income per common share from operations	$0.23	$0.24
Weighted average common and common equivalent shares outstanding	31,815	32,292

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 30,	March 31,
	2018	2017
Net income	$7,367	$7,874
Foreign currency translation adjustment	1,157	433
Total comprehensive income	$8,524	$8,307

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 30,	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$7,367	$7,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	580	639
Amortization expense	613	386
Amortization of debt issuance costs	23	23
Non-cash stock compensation expense	2,684	2,100
Provision (reversal) for doubtful accounts	68	111
Loss (gain) on foreign currency translation	200	173
Deferred income tax expense	1,389	1,469
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	3,089	(2,515)
Increase in prepaid expenses and other assets	(1,202)	(842)
Increase in accounts payable	187	2,565
Increase (decrease) in accrued expenses and other liabilities	3,092	(5,620)
Decrease in income tax payable	(887)	(1,487)
Net cash provided by operating activities	17,203	4,876

Cash flows from investing activities:
Purchases of property and equipment	(2,363)	(1,634)
Net cash used in investing activities	(2,363)	(1,634)

Cash flows from financing activities:
Proceeds from borrowings	—	8,000
Repayment of borrowings	—	(6,000)
Dividends paid	(4,656)	(4,023)
Exercise of stock options	—	200
Repurchase of common stock	(3,967)	(4,071)
Net cash used in financing activities	(8,623)	(5,894)

Effect of exchange rate on cash	(63)	(8)

Net increase (decrease) in cash and cash equivalents	6,154	(2,660)
Cash at beginning of period	17,512	19,710
Cash at end of period	$23,666	$17,050

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$69	$7
Cash paid for interest	$141	$69

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2017, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 9, 2018. The consolidated results of operations for the quarter ended March 30, 2018, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

We generate substantially all of our revenues from providing professional services to our clients. We also generate revenues from software licenses, software support, maintenance and subscriptions to our executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price.  We determine the standalone selling price based on the respective selling price of the individual elements when they are sold separately.

Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.

We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our executive and best practice advisory programs and are typically satisfied evenly over the course of the service period. Other performance obligations, such as software licenses, are satisfied at a point in time.

We generate our revenue under four types of billing arrangements: fixed-fee (including software license revenue); time-and-materials; executive and best practice advisory services; and software sales, software maintenance and support.

In fixed-fee billing arrangements, which would also include contracts with capped fees, we agree to a pre-established fee or fee cap in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or mile-stone driven, with net thirty-day terms, however client terms are subject to change.

Time-and-material billing arrangements require the client to pay based on the number of hours worked by our consultants at agreed upon hourly rates. We recognize revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates.  The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms, however client terms are subject to change.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs.  There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement.  Revenue from advisory services is recognized ratably over the life of the agreements.  Customers are typically invoiced at the inception of the contract, with net thirty-day terms, however client terms are subject to change.

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and the maintenance is sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale software and software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

Expense reimbursements that are billable to clients are included in total revenue, and are substantially all billed as time-and-material billing arrangements.  Therefore, the Company recognizes all reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred.  Any expense reimbursements that are billable to clients under fixed fee billing arrangements are recognized in line with the proportionate performance approach.

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time and materials based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the three-month ended March 30, 2018 and March 31, 2017, the Company recognized $4.8 million and $6.3 million, respectively, of revenue as a result of changes in deferred revenue liability balance.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters ended March 30, 2018 and March 31, 2017:

	Quarter Ended
	March 30,	March 31,
	2018	2017
Consulting	$72,021	$70,494
Software License Sales	712	935
Total revenue	$72,733	$71,429

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 29, 2017 and December 30, 2016, the Company had $1.4 million and $1.8 million, respectively, of deferred commissions, of which $0.3 million and $0.4 million was amortized during the quarters ended March 30, 2018 and March 31, 2017, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.  The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be less than one year.

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 30, 2018 and December 29, 2017, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which superseded ASC 605. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 effective December 31, 2017 on a modified retrospective basis to all open contracts, as of that date. Adoption of the new standard resulted in changes to certain accounting policies for revenue recognition, but on a modified retrospective basis had no impact on our consolidated financial statements in the periods presented.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 30,	March 31,
	2018	2017
Basic weighted average common shares outstanding	29,089,356	28,867,950

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	370,339	990,499
Common stock issuable upon the exercise of stock options and SARs	2,355,118	2,433,965
Dilutive weighted average common shares outstanding	31,814,813	32,292,414

Approximately 0.7 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the quarter ended March 30, 2018, and March 31, 2017, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 30,	December 29,
	2018	2017
Accounts receivable	$37,222	$44,972
Unbilled revenue	17,033	12,891
Allowance for doubtful accounts	(2,312)	(2,601)
Accounts receivable and unbilled revenue, net	$51,943	$55,262

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 30,	December 29,
	2018	2017
Accrued compensation and benefits	$8,969	$5,289
Accrued bonuses	2,189	4,119
Accrued dividend payable	—	4,656
Acquisition earnout accruals	6,325	6,207
Deferred revenue	11,879	9,271
Accrued sales, use, franchise and VAT tax	2,833	3,670
Non-cash stock compensation accrual	870	1,890
Income tax payable	4,762	5,649
Other accrued expenses	1,975	2,263
Total accrued expenses and other liabilities	$39,802	$43,014

5. Restructuring Costs

During 2017, the Company recorded restructuring costs of $1.3 million, which was primarily related to the transition of resources driven by our migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from the Aecus acquisition.  As of March 30, 2018 and December 29, 2017, the Company did not have any remaining commitments related to restructuring.

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

During the quarter ended March 30, 2018, the Company did not borrow or paydown any debt  and had a balance of $19.0 million outstanding as of March 30, 2018. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 30, 2018, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of March 30, 2018, was 3.2%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of March 30, 2018, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the three months ended March 30, 2018, the Company issued 388,240 restricted stock units at a weighted average grant-date fair value of $16.29 per share. As of March 30, 2018, the Company had 1,232,524 restricted stock units outstanding at a weighted average grant-date fair value of $14.89 per share. As of March 30, 2018, $13.1 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.2 years.

As of March 30, 2018, the Company had 290,163 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.04 per share. As of March 30, 2018, $3.7 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.5 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of March 30, 2018, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended March 30, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33 per share for a total cost of $1.0 million.  As of March 30, 2018,  the Company had a total authorization remaining of $2.2 million under its repurchase plan.  Subsequent to March 30, 2018, the Company’s Board of Directors approved an additional $5.0 million authorization under the repurchase plan increasing the total authorization to $142.2 million.

During the quarter ended March 31, 2017, the Company repurchased 59 thousand shares of its common stock at an average price of $20.13 per share for a total cost of $1.2 million.

The shares repurchased under the share repurchase plan during the quarter ended March 30, 2018, do not include 175 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $3.0 million.  During the quarter ended March 31, 2017, the Company bought back 174 thousand  shares at a cost of $2.9 million to satisfy employee net vesting obligations.

Dividend Program

In 2017, the Company increased the annual dividend from $0.26 per share to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders of record on June 30, 2017 and December 22, 2017. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2017 was paid in January 2018. During the quarter ended March 31, 2017, the Company increased its annual dividend to $0.34 per share to be paid on a semi-annual basis.    Subsequent to March 30, 2018, the Company declared its semi-annual dividend of $0.17 per share for shareholders of record as of June 29, 2018, which is to be paid on July 11, 2018.

9. Transactions with Related Parties

During the three months ended March 30, 2018, the Company bought back 53 thousand shares of its common stock from members of its Board of Directors and Executives for $1.0 million, or $18.33 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 30,	March 31,
	2018	2017
Revenue before reimbursements:
North America	$53,525	$53,037
International (primarily European countries)	13,950	12,032
Revenue before reimbursements	$67,475	$65,069

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 30,	December 29,
	2018	2017
Long-lived assets:
North America	$91,131	$90,605
International (primarily European countries)	20,853	19,341
Total long-lived assets	$111,984	$109,946

As of March 30, 2018 and December 29, 2017, foreign assets included $16.4 million and $15.1 million, respectively, of goodwill related to acquisitions.

In the following table, The Hackett Group encompasses the Strategy and Business Transformation practice, which includes Benchmarking, Executive Advisory and Business Transformation practices, and the ERP, EPM and Analytics practices including Enterprise Analytics Transformation, as well as the Oracle ERP Applications and Application Managed Services practices. The “SAP Solutions Group” which goes to market under the Answerthink brand, encompasses SAP Reseller, Implementation and Application Managed Services practices (in thousands):

	Quarter Ended
	March 30,	March 31,
	2018	2017
The Hackett Group	$58,898	$54,991
SAP Solutions	8,577	10,078
Revenue before reimbursements	$67,475	$65,069

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

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The initial cash consideration was funded from borrowings under the Company’s Revolver. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of performance targets over the 18 month period following closing for a total of $11.0 million in contingent consideration, a portion of which will be allocated to key employees in both cash and Company stock.  The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. This contingent liability has been recorded in the consolidated balance sheet as current accrued expenses and other liabilities. The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As of March 30, 2018 and December 29, 2017, the Company had recorded $0.6 million and $1.5 million, respectively, of acquisition-related compensation expense and non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information, as of the acquisition date, becomes available and as management to completes its evaluation, the purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized. The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values:

Purchase Price
Allocation (in thousands)
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
	$931

The acquisition was not material to the Company's results of operations, financial position or cash flows and therefore, the pro forma impact of these acquisitions is not presented. Jibe contributed $12.3 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes totaled $1.2 million for the year ended December 29, 2017.  The acquisition related costs incurred in the second quarter of 2017 totaled $0.2 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. All goodwill is expected to be deductible for tax purposes.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and RPA consulting firm. This acquisition complements the global strategy and business transformation offerings of the Hackett Group.

The sellers’ purchase consideration was £3.2 million in cash. The closing purchase consideration was funded with the Company’s available funds. In addition, the sellers have the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months, and key personnel have the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense and in non-current accrued expenses and other liabilities.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

During the quarter ended March 30, 2018 and for the year ended December 29, 2017, the Company had recorded a £0.6 million compensation benefit from acquisition-related cash and non-cash compensation and £1.0 million of compensation expense from acquisition-related cash and non-cash compensation for the cash and equity portion of the contingent consideration, respectively. During the first quarter of 2018, the acquisition related compensation expense for Aecus resulted in a benefit, due to the estimated results of the contingent earnout calculation.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The fair value of identifiable intangible assets acquired was based on estimates and assumptions made by management at the time of the acquisition. As additional information, as of the acquisition date, becomes available and as management completes its evaluation, the preliminary purchase price allocation may be revised during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material as the fair values of the tangible and intangible assets acquired and liabilities assumed are finalized. The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values:

Purchase Price
Allocation (in thousands)
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
	£1,515

The acquisition was not material to the Company's results of operations, financial position or cash flows and therefore, the pro forma impact of these acquisitions is not presented. Aecus contributed $3.9 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes totaled $0.5 million during the year ended December 29, 2017.  The acquisition related costs incurred during the year ended December 29, 2017 totaled $0.1 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. The goodwill and intangibles resulting from this transaction are not expected to be deductible under UK tax regulations.

Chartered Institute of Management Accountants

Effective October 2017, Hackett-REL, Ltd., a subsidiary of the Company located in the United Kingdom, acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd and The Chartered Institute of Management Accountants was terminated. The acquired intangible asset has a definite life which will be amortized over 4 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain debt financing through additional borrowings under an amendment to our existing credit facility. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 29, 2017. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

OVERVIEW

The Hackett Group, Inc. (“Hackett” or the “Company”) is a leading IP-based strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments. Only Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 15,200 benchmark and performance studies over 24 years at over 5,300 of the world’s leading companies.

In the following discussion, “The Hackett Group” encompasses our Strategy and Business Transformation practice, which includes Benchmarking, Executive Advisory and Business Transformation practices, and our ERP, EPM and Analytics practices including Enterprise Analytics Transformation, as well as our Oracle ERP Applications and Application Managed Services practices. The “SAP Solutions Group” which goes to market under our Answerthink brand, encompasses our SAP Reseller, Implementation and Application Managed Services practices.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended
	March 30,		March 31,
	2018		2017
Revenue:
Revenue before reimbursements	$67,475	100.0%	$65,069	100.0%
Reimbursements	5,258		6,360
Total revenue	72,733		71,429

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,621	61.7%	40,152	61.7%
Acquisition-related compensation expense	(585)		—
Non-cash stock compensation expense	1,043		1,132
Acquisition-related non-cash stock compensation expense	800		310
Reimbursable expenses	5,258		6,360
Total cost of service	48,137		47,954

Selling, general and administrative costs	14,822	22.0%	14,360	22.1%
Non-cash stock compensation expense	841		659
Acquisition-related costs	—		106
Amortization of intangible assets	613		386
Total selling, general, and administrative expenses	16,276		15,511

Total costs and operating expenses	64,413		63,465

Income from operations	8,320	12.3%	7,964	12.2%

Other expense:
Interest expense	(179)		(90)

Income from operations before income taxes	8,141	12.1%	7,874	12.1%
Income tax expense	774	1.1%	—	0.0%
Net income	$7,367	10.9%	$7,874	12.1%

Diluted net income per common share	$0.23		$0.24

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2018 and the comparable period of 2017. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue, or revenue before reimbursements, increased by 4%, to $67.5 million in the first quarter of 2018, as compared to $65.1 million in the first quarter of 2017. In both the first quarter of 2018 and 2017, no one customer accounted for more than 5% of our total revenue.

The Hackett Group net revenue increased 7%, to $58.9 million during the first quarter of 2018, as compared to $55.0 million in the first quarter of 2017. Hackett domestic revenue was up 6% during the first quarter of 2018, primarily as a result of the acquisition of Jibe in the second quarter of 2017, partially offset by the revenue decline resulting from the Oracle applications transition from on-premise to cloud application migration activity.  Hackett international revenue was up 13% during the first quarter of 2018, primarily as a result of the acquisition of Aecus in the second quarter of 2017.

SAP Solutions net revenue decreased 15%, to $8.6 million, during the first quarter of 2018, as compared to $10.1 million in the first quarter of 2017, primarily due to delayed project starts and the loss of a significant AMS contract.

Total Company international net revenue accounted for 19% of total Company net revenue during the first quarter of 2018, as compared to 18% during the same period in 2017.

Reimbursements as a percentage of total net revenue were 8% during the first quarter of 2018, as compared to 10% during the same period in 2017. This decrease primarily related to lower expense ratios resulting from the recent acquisitions and the increase in IP as a service revenue, which both historically drive lower levels of reimbursable expenses.  Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 4%, to $41.6 million, for the first quarter of 2018, from $40.2 million in the first quarter of 2017. The increase was primarily a result of an increase in headcount, higher use of subcontractors during the quarter and higher incentive compensation accruals.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for both the first quarter of 2018 and 2017.

Acquisition related compensation costs relate to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which are subject to service vesting and as a result is recorded as compensation expense. During the first quarter of 2018, the acquisition related compensation expense for Aecus resulted in a benefit, due to the estimated results of the contingent earnout calculation. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-cash stock compensation expense was $1.0 million in the first quarter of 2018 and $1.1 million in the first quarter of 2017.

Acquisition related non-cash stock compensation expense in 2018 and 2017 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Selling, General and Administrative Costs (SG&A). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A excluding non-cash compensation expense, the amortization of intangible assets and acquisition related costs was $14.8 million for the first quarter of 2018, as compared to $14.4 million for the same period in 2017. These SG&A costs as a percentage of revenue before reimbursements were 22% for both the first quarter of 2018 and 2017.

Amortization expense was $0.6 million in the first quarter of 2018, as compared to $0.4 million in the same period in 2017. The amortization expense relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab and our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs. The intangible assets relate to the customer relationship, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018, the Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Income Taxes. During the first quarter of 2018, we recorded $0.8 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 9.5%. In the first quarter of 2017, we recorded no income tax expense.  Both periods were impacted as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards.

In March 2016, the FASB issued guidance simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit on the statements of income.  An excess income tax benefit arises when the tax deduction of a share-based award for income tax purposes exceeds the compensation cost recognized for financial reporting purposes and, a tax deficiency arises when the compensation cost exceeds the tax deduction. Management adopted the guidance effective December 31, 2016.

Liquidity and Capital Resources

As of March 30, 2018 and December 29, 2017, we had $23.7 million and $17.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the Revolver), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 30,	March 31,
	2018	2017
Cash flows provided by operating activities	$17,203	$4,876
Cash flows used in investing activities	$(2,363)	$(1,634)
Cash flows used in financing activities	$(8,623)	$(5,894)

Cash Flows from Operating Activities

Net cash provided by operating activities was $17.2 million during the first three months of 2018, as compared to $4.9 million during the same period in 2017.  In 2018, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, a $9.0 million decrease in the payout of 2017 incentive compensation as compared to the prior year and a decrease in accounts receivable and unbilled revenue. In 2017, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increased accounts payable related to higher vendor accruals, mostly offset by a decrease in accrued expenses and other liabilities, primarily as a result of the payout of incentive compensation, and an increase in accounts receivable and unbilled revenue. In addition, in 2017, net cash provided by operating activities was further impacted by a decrease in income taxes payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million and $1.6 million during the first three months of 2018 and 2017, respectively. During 2018 and 2017, cash flows used in investing activities included investments relating to the development of the Hackett Academy and our Quantum Leap benchmark technology, as well as further investments in internal corporate systems.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.6 million and $5.9 million during 2018 and 2017, respectively. The usage of cash in 2018 was primarily related to the dividend payment of $4.7 million, the repurchase of $1.0 million of Company common stock under the share repurchase program and $3.0 million of share repurchases to satisfy employee net vesting requirements. The usage of cash in 2017 was primarily related to the payment of the second 2016 semi-annual dividend of $4.0 million, the cost of share repurchases to satisfy employee net vesting requirements of $2.9 million and the repurchase of $1.2 million of our common stock under the share repurchase program, partially offset by the net $2.0 million drawdown on the Revolver (as defined below).

We are party to a credit agreement with Bank of America, N.A, dated as of May 9, 2016, (the “Credit Agreement”). The Credit Agreement provides for a revolving line of credit (the “Revolver”) with a total borrowing capacity of $45.0 million. As of March 30, 2018, we had $19.0 million outstanding under the Revolver, with a remaining capacity under our Revolver of $26.0 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 30, 2018, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver did not have had a material impact on our results of operations for the quarter ended March 30, 2018.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. These exposures may change over time as business practices evolve.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Controls

Beginning December 30, 2017, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 30, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33 per share, for a total cost of $1.0 million, under the repurchase plan approved by the Company's Board of Directors. As of March 30, 2018, the Company had $2.2 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 29, 2017	—	$—	—	$3,137,560
December 30, 2017 to January 26, 2018	—	$—	—	$3,137,560
January 27, 2018 to February 23, 2018	—	$—	—	$3,137,560
February 24, 2018 to March 30, 2018	52,568	$18.33	52,568	$2,173,914
	52,568	$18.33	52,568

Shares repurchased during the quarter ended March 30, 2018 under the repurchase plan approved by the Company's Board of Directors do not include 175 thousand shares for a cost of $3.0 million that the Company bought back to satisfy employee net vesting obligations.

Subsequent to March 30, 2018, the Company’s Board of Directors approved an additional $5.0 million authorization under the repurchase plan increasing the total authorization to $142.2 million.

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

The Hackett Group, Inc.

Date: May 9, 2018	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer