Form 10-Q
period 2018-06-29
HACKETT GROUP, INC.
filed 2018-08-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

As of August 3, 2018, there were 29,461,843 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 29,	December 29,
	2018	2017
ASSETS
Current assets:
Cash	$13,270	$17,512
Accounts receivable and unbilled revenue, net of allowance of $1,223 and $2,601 at June 29, 2018 and December 29, 2017, respectively	56,773	55,262
Prepaid expenses and other current assets	3,282	2,511
Total current assets	73,325	75,285

Property and equipment, net	22,846	18,851
Other assets	5,025	6,021
Goodwill, net	84,720	85,074
Total assets	$185,916	$185,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,400	$8,434
Accrued expenses and other liabilities	34,072	43,014
Total current liabilities	42,472	51,448
Non-current accrued expenses and other liabilities	213	1,268
Long-term deferred tax liability, net	8,099	6,240
Long-term debt	13,500	19,000
Total liabilities	64,284	77,956

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 56,523,863 and 55,744,893 shares issued at June 29, 2018 and December 29, 2017, respectively	57	56
Additional paid-in capital	292,665	288,297
Treasury stock, at cost, 27,071,782 and 26,945,776 shares June 29, 2018 and December 29, 2017, respectively	(136,364)	(134,054)
Accumulated deficit	(25,023)	(38,515)
Accumulated other comprehensive loss	(9,703)	(8,509)
Total shareholders' equity	121,632	107,275
Total liabilities and shareholders' equity	$185,916	$185,231

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenue:
Revenue before reimbursements	$69,614	67,726	$137,089	132,795
Reimbursements	6,035	5,844	11,293	12,204
Total revenue	75,649	73,570	148,382	144,999
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	42,789	41,370	83,825	81,522
Stock compensation expense	923	1,842	2,766	3,284
Reimbursable expenses	6,035	5,844	11,293	12,204
Total cost of service	49,747	49,056	97,884	97,010
Selling, general and administrative costs	15,613	15,883	31,047	30,735
Stock compensation expense	804	874	1,646	1,533
Acquisition-related contingent consideration liability	(4,553)	—	(4,553)	—
Restructuring	—	1,293	—	1,293
Total costs and operating expenses	61,611	67,106	126,024	130,571
Income from operations	14,038	6,464	22,358	14,428

Other expense:
Interest expense	(178)	(127)	(357)	(217)
Income from operations before income taxes	13,860	6,337	22,001	14,211
Income tax expense	2,339	1,587	3,113	1,587
Net income	$11,521	$4,750	$18,888	$12,624

Basic net income per common share:
Income per common share from operations	$0.39	$0.16	$0.65	$0.44
Weighted average common shares outstanding	29,430	29,041	29,260	28,955

Diluted net income per common share:
Income per common share from operations	$0.36	$0.15	$0.59	$0.39
Weighted average common and common equivalent shares outstanding	32,235	32,513	32,025	32,403

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Net income	$11,521	$4,750	$18,888	$12,624
Foreign currency translation adjustment	(2,351)	1,034	(1,194)	1,468
Total comprehensive income	$9,170	$5,784	$17,694	$14,092

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29,	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$18,888	$12,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,204	1,251
Amortization expense	1,204	918
Amortization of debt issuance costs	46	45
Non-cash stock compensation expense	4,412	4,817
Provision for doubtful accounts	196	224
Loss (gain) on foreign currency translation	(297)	399
Release of valuation allowance	1,860	2,036
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(1,551)	62
Increase in prepaid expenses and other assets	(953)	(1,412)
Decrease in accounts payable	(34)	(1,327)
Decrease in accrued expenses and other liabilities	(5,895)	(6,821)
Decrease in income tax payable	(4,247)	(3,830)
Net cash provided by operating activities	14,833	8,986

Cash flows from investing activities:
Purchases of property and equipment	(5,161)	(2,946)
Cash consideration paid for acquisitions	—	(9,268)
Cash acquired in acquisitions	—	261
Net cash used in investing activities	(5,161)	(11,953)

Cash flows from financing activities:
Proceeds from ESPP	387	562
Proceeds from borrowings	—	19,000
Repayment of borrowings	(5,500)	(6,000)
Dividends paid	(4,656)	(4,023)
Exercise of stock options	—	200
Repurchase of common stock	(4,149)	(12,060)
Net cash used in financing activities	(13,918)	(2,321)

Effect of exchange rate on cash	4	(3)

Net decrease in cash and cash equivalents	(4,242)	(5,291)
Cash at beginning of period	17,512	19,710
Cash at end of period	$13,270	$14,419

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,400	$3,735
Cash paid for interest	$296	$163
Supplemental disclosure of non-cash acquisition financing activities:
Shares issued to sellers of Jibe Consulting	$—	$3,600,000

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2017, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 9, 2018. The consolidated results of operations for the quarter and six months ended June 29, 2018, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

We typically satisfy our performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to our executive and best practice advisory programs are typically satisfied evenly over the course of the service period. Other performance obligations, such as software licenses, are satisfied at a point in time.

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

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and the maintenance is sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

Expense reimbursements that are billable to clients are included in total revenue, and are substantially all billed as time-and-material billing arrangements.  Therefore, the Company recognizes all reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred.  Any expense reimbursements that are billable to clients under fixed-fee billing arrangements are recognized in line with the proportionate performance approach.

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter and six months ended June 29, 2018, the Company recognized $5.0 million and $9.8 million of revenue as a result of changes in deferred revenue liability balance, respectively, as compared to $4.9 million and $11.3 million for the quarter and six months ended June 30, 2017, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and six months ended June 29, 2018 and June 30, 2017:

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Consulting	$74,904	$73,246	$146,926	$143,741
Software License Sales	745	324	1,456	1,258
Total revenue	$75,649	$73,570	$148,382	$144,999

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 29, 2017 and December 30, 2016, the Company had $1.4 million and $1.8 million, respectively, of deferred commissions, of which $0.4 million and $0.7 million was amortized during the quarters and six months ended June 29, 2018, respectively, as compared to $0.5 million and $0.9 million during the quarter and six months ended June 30, 2017, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 29, 2018 and December 29, 2017, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

1. Basis of Presentation and General Information (continued)

In July 2018, the FASB issued ASU 2018-09, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance.  The amendments in the ASU represent changes that clarify, correct errors in, or make minor improvements to the Codification.  Ultimately, the amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  Some of the amendments in this ASU do not require transition guidance and are effective upon issuance of the ASU, while many of the amendments have transition guidance with effective dates for annual periods beginning after December 15, 2018.  The adoption of the amendments in this ASU are not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	29,429,925	29,041,291	29,259,641	28,954,621

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	469,702	1,105,875	420,020	1,046,173
Common stock issuable upon the exercise of stock options and SARs	2,335,458	2,365,435	2,345,288	2,401,714
Dilutive weighted average common shares outstanding	32,235,085	32,512,601	32,024,949	32,402,508

Approximately 0.8 million shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the quarter and six months ended June 29, 2018, as compared to 0.8 million and 0.7 million for the quarter and six months ended June 29, 2017, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 29,	December 29,
	2018	2017
Accounts receivable	$37,661	$44,972
Unbilled revenue	20,335	12,891
Allowance for doubtful accounts	(1,223)	(2,601)
Accounts receivable and unbilled revenue, net	$56,773	$55,262

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 29,	December 29,
	2018	2017
Accrued compensation and benefits	$7,323	$5,289
Accrued bonuses	2,619	4,119
Accrued dividend payable	5,391	4,656
Acquisition earnout accruals	1,938	6,207
Deferred revenue	10,335	9,271
Accrued sales, use, franchise and VAT tax	2,835	3,670
Non-cash stock compensation accrual	490	1,890
Income tax payable	1,403	5,649
Other accrued expenses	1,738	2,263
Total accrued expenses and other liabilities	$34,072	$43,014

5. Restructuring Costs

During 2017, the Company recorded restructuring costs of $1.3 million,  which was primarily related to the transition of resources driven by the Company’s migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources.   As of June 29, 2018 and December 29, 2017, the Company did not have any remaining commitments related to restructuring.

6. Credit Facility

In February 2012, the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (the “Term Loan”).  The Company has fully utilized and repaid its Term Loan.

On May 9, 2016, the Company amended and restated the credit agreement with Bank of America (the “Credit Agreement”) to:

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

During the quarter and six months ended June 29, 2018, the Company paid down $5.5 million of debt and had a balance of $13.5 million outstanding as of June 29, 2018. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 29, 2018, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of June 29, 2018, was 3.5%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of June 29, 2018, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the six months ended June 29, 2018, the Company issued 390,354 restricted stock units at a weighted average grant-date fair value of $16.29 per share. As of June 29, 2018, the Company had 1,192,781 restricted stock units outstanding at a weighted average grant-date fair value of $15.11 per share. As of June 29, 2018, $11.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.5 years.

As of June 29, 2018, the Company had 289,507 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.03 per share. As of June 29, 2018, $3.2 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of June 29, 2018, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the six months ended June 29, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33 per share for a total cost of $1.0 million.  As of June 29, 2018, the Company had a total authorization remaining of $7.2 million under its repurchase plan.  During the quarter ended June 29, 2018, the Company’s Board of Directors approved an additional $5.0 million of authorization under the repurchase plan increasing the total authorization to $142.2 million.

During the quarter and six months ended June 30, 2017, the Company repurchased 507 thousand and 566 thousand shares of its common stock at an average price of $15.01 and $15.55 per share for a total cost of $7.6 million and $8.8 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and six months ended June 29, 2018, do not include 11 thousand and 184 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $0.2 million and $3.1 million, respectively.  During the quarter and six months ended June 30, 2017, the Company bought back 21 thousand and 195 thousand shares at a cost of $0.4 million and $3.3 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2017, the Company increased the annual dividend from $0.26 per share to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders of record on June 30, 2017 and December 22, 2017. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2017 was paid in January 2018. During the quarter ended March 30, 2018, the Company increased its annual dividend to $0.34 per share to be paid on a semi-annual basis.  During the quarter ended June 29, 2018, the Company declared its semi-annual dividend of $0.17 per share for shareholders of record as of June 29, 2018, which was paid on July 11, 2018 for a total of $5.4 million.

9. Transactions with Related Parties

During the six months ended June 29, 2018, the Company bought back 53 thousand shares of its common stock from members of its Board of Directors and executives for $1.0 million, or $18.33 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Revenue before reimbursements:
North America	$57,245	$52,607	$110,771	$105,644
International (primarily European countries)	12,369	15,119	26,318	27,151
Revenue before reimbursements	$69,614	$67,726	$137,089	$132,795

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 29,	December 29,
	2018	2017
Long-lived assets:
North America	$92,990	$90,605
International (primarily European countries)	19,601	19,341
Total long-lived assets	$112,591	$109,946

As of June 29, 2018 and December 29, 2017, foreign assets included $14.8 million and $15.1 million, respectively, of goodwill related to acquisitions.

In the following table, “The Hackett Group” encompasses the Strategy and Business Transformation practice, Benchmarking, Executive Advisory and Business Transformation practices, and the ERP, EPM and Analytics practices including Enterprise Analytics Transformation, as well as the Oracle ERP Applications and Application Managed Services practices. The “SAP Solutions Group” which goes to market under the Answerthink brand, encompasses SAP Reseller, Implementation and Application Managed Services practices (in thousands):

	Quarter Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
The Hackett Group	$61,287	$57,658	$120,185	$112,649
SAP Solutions	8,327	10,068	16,904	20,146
Revenue before reimbursements	$69,614	$67,726	$137,089	$132,795

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

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The initial cash consideration was funded from borrowings under the Company’s Revolver. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of the performance targets over the 18 month period following closing for a total of $11.0 million in contingent consideration, a portion of which will be allocated to key employees in both cash and Company stock.

12. Acquisitions (continued)

The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. Due to the projected earnout results, during the second quarter of 2018, the acquisition-related purchase consideration and compensation expense allocated to both the selling shareholders and key employees resulted in a benefit. During the three and six months ended June 29, 2018, the Company recorded a benefit of $4.6 million in earnings from operations on the consolidated statement of operations related to the reduction of a contingent earnout liability for the Jibe acquisition.  During the three and six months ended June 29, 2018, the Company recorded, in personnel costs before reimbursements on the consolidated statement of operations, a benefit of $0.3 million and $0.2 million, respectively, related to the key employees’ portion of the cash related contingent consideration.  These contingent liabilities have been recorded in the consolidated balance sheet as current accrued expenses and other liabilities.

The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As mentioned above, due to the projected results, the Company recorded for the three and six months ended June 29, 2018, a benefit of $0.6 million and benefit of $0.4 million, respectively, of acquisition-related non-cash stock compensation in cost of sales on the consolidated statement of operations.

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

12. Acquisitions (continued)

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and RPA consulting firm. This acquisition complements the global strategy and business transformation offerings of the Hackett Group.

The sellers’ purchase consideration was £3.2 million in cash. The closing purchase consideration was funded with the Company’s available funds. In addition, the sellers had the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months, and key personnel had the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense and in non-current accrued expenses and other liabilities. During the first quarter of 2018, the acquisition related compensation expense for Aecus resulted in a benefit due to the estimated results of the contingent earnout calculation.

During the first quarter of 2018, the Company recorded a £0.5 million compensation benefit from acquisition-related cash and non-cash compensation for the cash portion of the contingent consideration.  During the quarter and six months ended June 29, 2018, the Company recorded compensation expense of £0.1 million and a compensation benefit of £0.4 million, respectively, from acquisition-related cash compensation for the cash portion of the contingent consideration.

During the quarter and six months ended June 29, 2018, the Company recorded compensation expense of £6 thousand and a compensation benefit of £16 thousand, respectively, from acquisition-related non-cash compensation for the equity portion of the contingent consideration in cost of sales on the consolidated statement of operations.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The recognized goodwill is primarily attributable to the benefits the Company expects to derive from enhanced market opportunities. The acquired intangible assets with definite lives are amortized over periods ranging from 2 to 5 years. The following table presents the intangible assets acquired from Aecus:

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

Chartered Institute of Management Accountants

Effective October 2017, Hackett-REL, Ltd., a subsidiary of the Company located in the United Kingdom, acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd. and The Chartered Institute of Management Accountants was terminated. The acquired intangible asset has a definite life which will be amortized over 4 years.

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

In the following discussion, “The Hackett Group” encompasses our Strategy and Business Transformation practice, Benchmarking, Executive Advisory and Business Transformation practices, and our ERP, EPM and Analytics practices including Enterprise Analytics Transformation, as well as our Oracle ERP Applications and Application Managed Services practices. The “SAP Solutions Group” which goes to market under our Answerthink brand, encompasses our SAP Reseller, Implementation and Application Managed Services practices.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Six Months Ended
	June 29,		June 30,		June 29,		June 30,
	2018		2017		2018		2017
Revenue:
Revenue before reimbursements	$69,614	100.0%	$67,726	100.0%	$137,089	100.0%	$132,795	100.0%
Reimbursements	6,035		5,844		11,293		12,204
Total revenue	75,649		73,570		148,382		144,999

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	42,993	61.8%	40,947	60.5%	84,614	61.7%	81,099	61.1%
Acquisition-related compensation expense (benefit)	(204)		423		(789)		423
Non-cash stock compensation expense	1,002		1,226		2,045		2,358
Acquisition-related non-cash stock compensation expense	(79)		616		721		926
Reimbursable expenses	6,035		5,844		11,293		12,204
Total cost of service	49,747		49,056		97,884		97,010

Selling, general and administrative costs	15,022	21.6%	15,190	22.4%	29,843	21.8%	29,550	22.3%
Non-cash stock compensation expense	804		874		1,646		1,533
Acquisition-related costs	—		161		—		267
Amortization of intangible assets	591		532		1,204		918
Acquisition-related contingent consideration liability	(4,553)		—		(4,553)		—
Restructuring costs	—		1,293		—		1,293
Total selling, general, and administrative expenses	11,864		18,050		28,140		33,561

Total costs and operating expenses	61,611		67,106		126,024		130,571

Income from operations	14,038	20.2%	6,464	9.5%	22,358	16.3%	14,428	10.9%

Other expense:
Interest expense	(178)		(127)		(357)		(217)

Income from operations before income taxes	13,860	19.9%	6,337	9.4%	22,001	16.0%	14,211	10.7%
Income tax expense	2,339	3.4%	1,587	2.3%	3,113	2.3%	1,587	1.2%
Net income	$11,521	16.5%	$4,750	7.0%	$18,888	13.8%	$12,624	9.5%

Diluted net income per common share	$0.36		$0.15		$0.59		$0.39

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2018 and the comparable periods of 2017. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue, or revenue before reimbursements, increased by 3%, to $69.6 million and $137.1 million in the second quarter and first six months of 2018, as compared to $67.7 million and $132.8 million in the same periods of 2017. In the second quarter of 2018, one customer accounted for more than 5% of our total revenue, however in the first six months of 2018 and both periods of 2017, no customer accounted for more than 5% of our total revenue.

The Hackett Group net revenue increased 6%, to $61.3 million and 7%, to $120.2 million during the second quarter and first six months of 2018, respectively, as compared to $57.7 million and $112.6 million in the same periods of 2017. Hackett domestic revenue was up 8% and 7% during second quarter and first six months of 2018, respectively, as compared to the same periods in 2017. The growth in the second quarter of 2018 primarily related to increases in our Strategy and Business Transformation group. The increase in the six months ended June 29, 2018 primarily related to the acquisition of Jibe in the second quarter of 2017 and strong growth from our Strategy and Business Transformation practice, partially offset by the revenue decline resulting from the Oracle on-premise implementation demand.  Hackett international revenue was up 1% and 6% during the second quarter and first six months of 2018, respectively, as compared to the same periods in the prior year. The growth in the first six months of 2018 was primarily as a result of the acquisition of Aecus in the second quarter of 2017.

SAP Solutions net revenue decreased 17%, to $8.3 million, and 16%, to $16.9 million during the second quarter of 2018 and first six months if 2018, respectively, as compared to $10.1 million and $20.1 million in the same periods of 2017, primarily due to the impact of client transition from on-premise to cloud-based offerings and the loss of a significant AMS contract.

Total Company international net revenue accounted for 20% of total Company net revenue during both the second quarter and first six months of 2018, as compared to 19% during both the same periods in 2017.

Reimbursements as a percentage of total net revenue were 9% and 8% during the second quarter and first six months of 2018, as compared to 9% during the same periods in 2017. The decrease in the first six months, primarily related to lower expense ratios resulting from the recent acquisitions and the increase in IP as a service revenue, which both historically drive lower levels of reimbursable expenses.  Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 5%, to $43.0 million, and 4%, to $84.6 million, for the second quarter and first six months of 2018, respectively, from $40.9 million and $81.1 million in the same periods of 2017, respectively. The increase was primarily a result of an increase in average headcount due to the timing of the Jibe acquisition in May 2017, higher use of subcontractors during the period and higher incentive compensation accruals.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for both the second quarter and first six months of 2018 and 61% for the same periods in 2017.

The acquisition-related compensation expense (benefit) in all periods relates to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which are subject to service vesting and as a result is recorded as compensation expense. During the first quarter of 2018, the acquisition-related compensation expense for Aecus resulted in a benefit and during the second quarter of 2018 the acquisition-related compensation expense for Jibe resulted in a benefit, both due to the estimated earnout. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Non-cash stock compensation expense was $1.0 million and $2.0 million in the second quarter and first six months of 2018, respectively, as compared to $1.2 million and $2.4 million for the same periods of 2017, respectively.

Acquisition related non-cash stock compensation expense in 2018 and 2017 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $15.0 million and $29.8 million for the second quarter and first six months of 2018, respectively, as compared to $15.2 million and $29.6 million for the same periods in 2017. These SG&A costs as a percentage of revenue before reimbursements were 22% during all four periods.

Amortization expense was $0.6 million and $1.2 million in the second quarter and first six months of 2018, respectively, as compared to $0.5 million and $0.9 million in the same periods in 2017. The amortization expense relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab and our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The intangible assets relate to the customer relationship, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018, the Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the second quarter of 2018, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability.

Restructuring. In 2017, we recorded restructuring costs primarily related to the transition of resources driven by the Company’s migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources.

Income Taxes. During the second quarter and first six months of 2018, we recorded $2.3 million and $3.1 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 17% and 14%, respectively. In both the second quarter and first six months of 2017, we recorded $1.6 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 25% and 11%, respectively.  All periods were impacted as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards.

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

Liquidity and Capital Resources

As of June 29, 2018, and December 29, 2017, we had $13.3 million and $17.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the revolving line of credit) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 29,	June 30,
	2018	2017
Cash flows provided by operating activities	$14,833	$8,986
Cash flows used in investing activities	$(5,161)	$(11,953)
Cash flows used in financing activities	$(13,918)	$(2,321)

Cash Flows from Operating Activities

Net cash provided by operating activities was $14.8 million during the six months of 2018, as compared to $9.0 million during the same period in 2017.  In 2018, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by a decrease in accrued expenses and other accruals due to the payout of the 2017 incentive compensation, a decrease in the income tax payable accruals due to estimated federal payments, and an increase in accounts receivable and unbilled revenue. In 2017, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by a decrease in accounts payable related to the timing of vendor payments, a decrease in accrued expenses and other accruals due to the payout of the 2016 incentive compensation and a decrease in income tax payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.2 million and $12.0 million during the first six months of 2018 and 2017, respectively. During 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the global rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology.  During 2017, cash flows used in investing activities primarily related to the closing consideration paid for the Jibe and Aecus acquisitions, for investments in internal corporate systems and investments relating to the development our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.9 million and $2.3 million during 2018 and 2017, respectively. The usage of cash in 2018 was primarily related to the dividend payment of $4.7 million, the paydown of the revolving line of credit of $5.5 million, the repurchase of $4.0 million of Company common stock. The usage of cash in 2017 was primarily related to the repurchase of $12.1 million of the Company’s common stock, the payment of the dividend of $4.0 million, partially offset by the net $13.0 million drawdown on the revolving line of credit.

As of June 29, 2018, we had $13.5 million outstanding under the revolving line of credit, with a remaining capacity of $31.5 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of June 29, 2018, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver did not have had a material impact on our results of operations for the quarter and six months ended June 29, 2018.

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

Issuer Purchases of Equity Securities

During the quarter ended June 29, 2018, the Company did not repurchase any shares of its common stock under the repurchase plan approved by the Company's Board of Directors. During the quarter the Company’s Board authorized an additional $5.0 million to the repurchase plan.  As of June 29, 2018, the Company had $7.2 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 30, 2018	—	$—	—	$2,173,914
March 30, 2018 to April 27, 2018	—	$—	—	$2,173,914
April 28, 2018 to May 25, 2018	—	$—	—	$7,173,914
May 26, 2018 to June 29, 2018	—	$—	—	$7,173,914
	—	$—	—

Shares repurchased during the quarter and six months ended June 29, 2018 under the repurchase plan approved by the Company's Board of Directors do not include 11 thousand shares and 184 thousand shares, respectively, for a cost of $0.2 million and $3.1 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: August 8, 2018	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer