Form 10-Q
period 2018-09-28
HACKETT GROUP, INC.
filed 2018-11-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 29,518,236 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 28,	December 29,
	2018	2017
ASSETS
Current assets:
Cash	$13,177	$17,512
Accounts receivable and unbilled revenue, net of allowance of $1,620 and $2,601 at September 28, 2018 and December 29, 2017, respectively	56,875	55,262
Prepaid expenses and other current assets	3,742	2,511
Total current assets	73,794	75,285

Property and equipment, net	24,313	18,851
Other assets	4,386	6,021
Goodwill, net	84,612	85,074
Total assets	$187,105	$185,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,119	$8,434
Accrued expenses and other liabilities	34,065	43,014
Total current liabilities	39,184	51,448
Non-current accrued expenses and other liabilities	244	1,268
Long-term deferred tax liability, net	7,805	6,240
Long-term debt	11,500	19,000
Total liabilities	58,733	77,956

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized 56,535,542 and 55,744,893 shares issued at September 28, 2018 and December 29, 2017, respectively	57	56
Additional paid-in capital	294,680	288,297
Treasury stock, at cost, 27,071,782 and 26,945,776 shares September 28, 2018 and December 29, 2017, respectively	(136,364)	(134,054)
Accumulated deficit	(19,866)	(38,515)
Accumulated other comprehensive loss	(10,135)	(8,509)
Total shareholders' equity	128,372	107,275
Total liabilities and shareholders' equity	$187,105	$185,231

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Revenue:
Revenue before reimbursements	$68,243	65,947	$205,332	198,742
Reimbursements	5,597	5,515	16,890	17,719
Total revenue	73,840	71,462	222,222	216,461
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,601	40,426	125,426	121,948
Stock compensation expense	1,671	1,876	4,437	5,160
Reimbursable expenses	5,597	5,515	16,890	17,719
Total cost of service	48,869	47,817	146,753	144,827
Selling, general and administrative costs	15,690	14,877	46,738	45,612
Stock compensation expense	850	894	2,495	2,427
Acquisition-related contingent consideration liability	803	—	(3,750)	—
Restructuring	—	—	—	1,293
Total costs and operating expenses	66,212	63,588	192,236	194,159
Income from operations	7,628	7,874	29,986	22,302

Other expense:
Interest expense	(158)	(184)	(515)	(401)
Income from operations before income taxes	7,470	7,690	29,471	21,901
Income tax expense	2,313	2,401	5,426	3,988
Net income	$5,157	$5,289	$24,045	$17,913

Basic net income per common share:
Income per common share from operations	$0.17	$0.18	$0.82	$0.62
Weighted average common shares outstanding	29,478	28,765	29,333	28,891

Diluted net income per common share:
Income per common share from operations	$0.16	$0.17	$0.75	$0.56
Weighted average common and common equivalent shares outstanding	32,593	31,958	32,214	32,254

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Net income	$5,157	$5,289	$24,045	$17,913
Foreign currency translation adjustment	(432)	829	(1,626)	2,297
Total comprehensive income	$4,725	$6,118	$22,419	$20,210

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Cash flows from operating activities:
Net income	$24,045	$17,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,857	1,841
Amortization expense	1,789	1,475
Amortization of debt issuance costs	68	68
Non-cash stock compensation expense	6,932	7,588
Provision for doubtful accounts	313	142
(Gain) loss on foreign currency translation	(425)	530
Release of valuation allowance	1,565	1,815
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(1,612)	(4,935)
Increase in prepaid expenses and other assets	(1,352)	(1,172)
Decrease in accounts payable	(3,317)	(902)
Decrease in accrued expenses and other liabilities	(3,033)	(3,938)
Decrease in income tax payable	(2,476)	(1,474)
Net cash provided by operating activities	24,354	18,951

Cash flows from investing activities:
Purchases of property and equipment	(7,273)	(4,919)
Cash consideration paid for acquisitions	—	(9,268)
Cash acquired in acquisitions	—	261
Net cash used in investing activities	(7,273)	(13,926)

Cash flows from financing activities:
Proceeds from ESPP	387	562
Proceeds from borrowings	5,000	26,000
Repayment of borrowings	(12,500)	(11,000)
Dividends paid	(10,048)	(8,670)
Exercise of stock options	—	200
Repurchase of common stock	(4,272)	(15,598)
Net cash used in financing activities	(21,433)	(8,506)

Effect of exchange rate on cash	17	(3)

Net decrease in cash and cash equivalents	(4,335)	(3,484)
Cash at beginning of period	17,512	19,710
Cash at end of period	$13,177	$16,226

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,406	$3,696
Cash paid for interest	$450	$292
Supplemental disclosure of non-cash acquisition financing activities:
Shares issued to sellers of Jibe Consulting	$—	$3,600,000

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2017, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 9, 2018. The consolidated results of operations for the quarter and nine months ended September 28, 2018, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

We generate substantially all of our revenue from providing professional services to our clients. We also generate revenue from software licenses, software support, maintenance and subscriptions to our executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price.  We determine the standalone selling price based on the respective selling price of the individual elements when they are sold separately.

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

In fixed-fee billing arrangements, which would also include contracts with capped fees, we agree to a pre-established fee or fee cap in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or mile-stone driven, with net thirty-day terms, however client terms are subject to change.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs.  There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement.  Revenue from advisory service contracts is recognized ratably over the life of the agreements.  Customers are typically invoiced at the inception of the contract, with net thirty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter and nine months ended September 28, 2018, the Company recognized $4.2 million and $14.0 million of revenue as a result of changes in deferred revenue liability balance, respectively, as compared to $5.8 million and $17.1 million for the quarter and nine months ended September 29, 2017, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and nine months ended September 28, 2018 and September 29, 2017:

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Consulting	$73,271	$70,532	$220,197	$214,273
Software License Sales	569	930	2,025	2,188
Total revenue	$73,840	$71,462	$222,222	$216,461

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 29, 2017 and December 30, 2016, the Company had $1.4 million and $1.8 million, respectively, of deferred commissions, of which $0.1 million and $0.7 million was amortized during the quarters and nine months ended September 28, 2018, respectively, as compared to $0.2 million and $1.2 million during the quarter and nine months ended September 29, 2017, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of September 28, 2018 and December 29, 2017, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	29,478,243	28,764,661	29,332,508	28,891,301

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	684,045	928,103	507,508	1,008,159
Common stock issuable upon the exercise of stock options and SARs	2,431,071	2,264,901	2,374,403	2,354,767
Dilutive weighted average common shares outstanding	32,593,359	31,957,665	32,214,419	32,254,227

Approximately 1 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the quarter and nine months ended September 28, 2018, as compared to 41 thousand and 20 thousand for the quarter and nine months ended September 29, 2017, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	September 28,	December 29,
	2018	2017
Accounts receivable	$44,636	$44,972
Unbilled revenue	13,859	12,891
Allowance for doubtful accounts	(1,620)	(2,601)
Accounts receivable and unbilled revenue, net	$56,875	$55,262

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 28,	December 29,
	2018	2017
Accrued compensation and benefits	$10,152	$5,289
Accrued bonuses	4,230	4,119
Accrued dividend payable	—	4,656
Acquisition earnout accruals	2,928	6,207
Deferred revenue	9,083	9,271
Accrued sales, use, franchise and VAT tax	1,506	3,670
Non-cash stock compensation accrual	872	1,890
Income tax payable	3,173	5,649
Other accrued expenses	2,121	2,263
Total accrued expenses and other liabilities	$34,065	$43,014

5. Restructuring Costs

During 2017, the Company recorded restructuring costs of $1.3 million,  which was primarily related to the transition of resources driven by the Company’s migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources.   As of September 28, 2018 and December 29, 2017, the Company did not have any remaining commitments related to restructuring.

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

During the quarter and nine months ended September 28, 2018, the Company paid down a net $2.0 million and $7.5 million, respectively, of debt and of which had a balance of $11.5 million outstanding as of September 28, 2018. Subsequent to September 28, 2018, the Company paid down an additional $3.0 million of debt, leaving a current outstanding balance of $8.5 million. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 28, 2018, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of September 28, 2018, was 3.6%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of September 28, 2018, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the nine months ended September 28, 2018, the Company issued 398,174 restricted stock units at a weighted average grant-date fair value of $16.30 per share. As of September 28, 2018, the Company had 1,178,222 restricted stock units outstanding at a weighted average grant-date fair value of $15.19 per share. As of September 28, 2018, $9.6 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

As of September 28, 2018, the Company had 289,507 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.03 per share. As of September 28, 2018, $2.7 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of September 28, 2018, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the nine months ended September 28, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33 per share for a total cost of $1.0 million.  As of September 28, 2018, the Company had a total authorization remaining of $7.2 million under its repurchase plan with a  total authorization of $142.2 million.

During the quarter and nine months ended September 29, 2017, the Company repurchased 182 thousand and 748 thousand shares of its common stock at an average price of $13.73 and $15.11 per share for a total cost of $2.5 million and $11.3 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 28, 2018, do not include 8 thousand and 191 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $0.1 million and $3.3 million, respectively.  During the quarter and nine months ended September 29, 2017, the Company bought back 68 thousand and 262 thousand shares at a cost of $1.1 million and $4.3 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2017, the Company increased the annual dividend from $0.26 per share to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders in July 2017 and January 2018. During the quarter ended March 30, 2018, the Company increased its annual dividend to $0.34 per share to be paid on a semi-annual basis.  During the quarter ended June 29, 2018, the Company declared its semi-annual dividend of $0.17 per share for shareholders of record as of June 29, 2018, which was paid on July 11, 2018 for a total of $5.4 million. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to quarter end, the Company declared its semi-annual dividend of $0.17 per share for shareholders of record as of December 21, 2018, which is to be paid on January 4, 2019.

9. Transactions with Related Parties

During the nine months ended September 28, 2018, the Company bought back 53 thousand shares of its common stock from members of its Board of Directors and executives for $1.0 million, or $18.33 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Revenue before reimbursements:
North America	$55,321	$53,142	$166,092	$158,786
International (primarily European countries)	12,922	12,805	39,240	39,956
Revenue before reimbursements	$68,243	$65,947	$205,332	$198,742

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 28,	December 29,
	2018	2017
Long-lived assets:
North America	$93,758	$90,605
International (primarily European countries)	19,553	19,341
Total long-lived assets	$113,311	$109,946

As of September 28, 2018 and December 29, 2017, foreign assets included $14.6 million and $15.1 million, respectively, of goodwill related to acquisitions.

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

	Quarter Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
The Hackett Group	$60,285	$56,107	$180,470	$168,757
SAP Solutions	7,958	9,840	24,862	29,985
Revenue before reimbursements	$68,243	$65,947	$205,332	$198,742

12. Acquisitions

Jibe Consulting, Inc.

Effective May 1, 2017, the Company acquired certain assets and liabilities of Jibe Consulting, Inc. (“Jibe”), a U.S.-based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhances the Company’s Cloud Application capabilities and strongly complements its market leading EPM transformation and technology implementation group.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. Due to the projected earnout results, during the second quarter of 2018, the acquisition-related purchase consideration and compensation expense allocated to both the selling shareholders and key employees resulted in a benefit. During the quarter and nine months ended September 28, 2018, the Company recorded expense of $0.8 million and a benefit of $3.8 million in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition.  During the quarter and nine months ended September 28, 2018, the Company recorded, in personnel costs before reimbursements on the consolidated statement of operations, expense of $0.1 million and a benefit of $0.1 million, respectively, related to the key employees’ portion of the cash related contingent consideration.  Management utilizes the most recent financial results from which to base these estimates. These contingent liabilities have been recorded in the consolidated balance sheet as current accrued expenses and other liabilities.

The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As mentioned above, due to the projected results, the Company recorded for the quarter and nine months ended September 28, 2018, expense of $0.2 million  and benefit of $0.1 million, respectively, of acquisition-related non-cash stock compensation in cost of sales on the consolidated statement of operations.

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

During the first quarter of 2018, the Company recorded a £0.5 million compensation benefit from acquisition-related cash and non-cash compensation for the cash portion of the contingent consideration.  During the quarter and nine months ended September 28, 2018, the Company recorded compensation expense of £0.1 million and a compensation benefit of £0.3 million, respectively, from acquisition-related cash compensation for the cash portion of the contingent consideration.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 29, 2017. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Nine Months Ended
	September 28,		September 29,		September 28,		September 29,
	2018		2017		2018		2017
Revenue:
Revenue before reimbursements	$68,243	100.0%	$65,947	100.0%	$205,332	100.0%	$198,742	100.0%
Reimbursements	5,597		5,515		16,890		17,719
Total revenue	73,840		71,462		222,222		216,461

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,361	60.6%	39,807	60.4%	125,975	61.4%	120,906	60.8%
Non-cash stock compensation expense	940		1,082		2,985		3,440
Acquisition-related compensation expense (benefit)	240		619		(549)		1,042
Acquisition-related non-cash stock compensation expense	731		794		1,452		1,720
Reimbursable expenses	5,597		5,515		16,890		17,719
Total cost of service	48,869		47,817		146,753		144,827

Selling, general and administrative costs	15,105	22.1%	14,209	21.5%	44,949	21.9%	43,759	22.0%
Non-cash stock compensation expense	850		894		2,495		2,427
Amortization of intangible assets	585		557		1,789		1,475
Acquisition-related costs	—		111		—		378
Acquisition-related contingent consideration liability	803		—		(3,750)		—
Restructuring costs	—		—		—		1,293
Total selling, general, and administrative expenses	17,343		15,771		45,483		49,332

Total costs and operating expenses	66,212		63,588		192,236		194,159

Income from operations	7,628	11.2%	7,874	11.9%	29,986	14.6%	22,302	11.2%

Other expense:
Interest expense	(158)		(184)		(515)		(401)

Income from operations before income taxes	7,470	10.9%	7,690	11.7%	29,471	14.4%	21,901	11.0%
Income tax expense	2,313	3.4%	2,401	3.6%	5,426	2.6%	3,988	2.0%
Net income	$5,157	7.6%	$5,289	8.0%	$24,045	11.7%	$17,913	9.0%

Diluted net income per common share	$0.16		$0.17		$0.75		$0.56

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and first nine months of 2018 and the comparable periods of 2017. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue, or revenue before reimbursements, increased by 3.5%, to $68.2 million and by 3.3%, to $205.3 million, in the third quarter and first nine months of 2018, as compared to $65.9 million and $198.7 million in the same periods of 2017. In the third quarter of 2018, one customer accounted for more than 7% of our total revenue, however in the first nine months of 2018 and both periods of 2017, no customer accounted for more than 5% of our total revenue.

The Hackett Group net revenue increased 7%, to $60.3 million and 7%, to $180.5 million during the third quarter and first nine months of 2018, respectively, as compared to $56.1 million and $168.8 million in the same periods of 2017. Hackett U.S. revenue was up 9% and 8% during third quarter and first nine months of 2018, respectively, as compared to the same periods in 2017. The growth in the third quarter of 2018 primarily related to growth of 25% in our U.S. Strategy and Business Transformation group when compared to the same period in the prior year. The increase in the nine months ended September 28, 2018, as compared to the same period in the prior year, primarily related to the acquisition of Jibe in the second quarter of 2017 and strong growth of 19% from our U.S. Strategy and Business Transformation practice, partially offset by the revenue decline resulting from the Oracle on-premise implementation demand.

Hackett international revenue was flat and up 5% during the third quarter and first nine months of 2018, respectively, as compared to the same periods in the prior year. The weak performance internationally was primarily due to our European Working Capital group. Excluding this group, international revenue would have been up 20% and 5% during the third quarter and first nine months of 2018, respectively. The growth in the first nine months of 2018 was also a result of the acquisition of Aecus in the second quarter of 2017.  Given the results of the European Working Capital group, Management will be evaluating all available alternatives during the next few months.

SAP Solutions net revenue decreased 19%, to $8.0 million, and 17%, to $24.9 million during the third quarter of 2018 and first nine months of 2018, respectively, as compared to $9.8 million and $30.0 million in the same periods of 2017, primarily due to the impact of channel transition from on-premise to cloud-based offerings and the loss of a large AMS client.

Total Company international net revenue accounted for 18% and 19% of total Company net revenue during the third quarter and first nine months of 2018, respectively, as compared to 19% during both the same periods in 2017, respectively.

Reimbursements as a percentage of total net revenue were 8% during both the third quarter and first nine months of 2018, as compared to 8% and 9% during the same periods in 2017, respectively. The decrease in the first nine months, primarily related to lower expense ratios resulting from the recent acquisitions and the increase in IP as a service revenue, which both historically drive lower levels of reimbursable expenses.  Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 4%, to $41.4 million, and $126.0 million, for the third quarter and first nine months of 2018, respectively, from $39.8 million and $120.9 million in the same periods of 2017, respectively. The increase was primarily a result of an increase in average headcount due to the timing of the Jibe acquisition in May 2017, higher use of subcontractors during the period and higher incentive compensation accruals.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 60% for both the third quarter of 2018 and 2017 and 61% for the first nine months of 2018 and 2017.

Non-cash stock compensation expense was $0.9 million and $3.0 million in the third quarter and first nine months of 2018, respectively, as compared to $1.1 million and $3.4 million for the same periods of 2017, respectively.

The acquisition-related compensation expense (benefit) in all periods relates to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which are subject to service vesting and as a result is recorded as compensation expense. During the first quarter of 2018, the acquisition-related compensation expense for Aecus resulted in a benefit and during the second quarter of 2018 the acquisition-related compensation expense for Jibe resulted in a benefit, both due to the amount of estimated earnout achieved. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

SG&A costs were $15.1 million and $44.9 million for the third quarter and first nine months of 2018, respectively, as compared to $14.2 million and $43.8 million for the same periods in 2017, respectively. These SG&A costs as a percentage of revenue before reimbursements were 22% during all four periods.

Amortization expense was $0.6 million and $1.8 million in the third quarter and first nine months of 2018, respectively, as compared to $0.6 million and $1.5 million in the same periods in 2017. The amortization expense relates to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab and our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The intangible assets relate to the customer relationship, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018, the Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the second quarter of 2018, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability.  During the third quarter of 2018 an additional adjustment to increase the contingent earnout liability was recorded based on the most current results.

Restructuring. In 2017, we recorded restructuring costs primarily related to the transition of resources driven by the Company’s migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources.

Income Taxes. During the third quarter and first nine months of 2018, we recorded $2.3 million and $5.4 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 31% and 18%, respectively. In the third quarter and first nine months of 2017, we recorded $2.4 million and $4.0 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 31% and 18%, respectively.  All periods were impacted as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards.

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

Liquidity and Capital Resources

As of September 28, 2018, and December 29, 2017, we had $13.2 million and $17.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under the revolving line of credit) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Cash flows provided by operating activities	$24,354	$18,951
Cash flows used in investing activities	$(7,273)	$(13,926)
Cash flows used in financing activities	$(21,433)	$(8,506)

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.4 million during the nine months of 2018, as compared to $19.0 million during the same period in 2017.  In 2018, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by a decrease in accrued expenses and other accruals due to the payout of the 2017 incentive compensation, a decrease in the income tax payable accruals due to estimated federal payments, and an increase in accounts receivable and unbilled revenue. In 2017, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, offset by a decrease in accrued expenses and other accruals due to the payout of the 2016 incentive compensation and a decrease in income tax payable and an increase in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $7.3 million and $13.9 million during the first nine months of 2018 and 2017, respectively. During 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the global rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology.  During 2017, cash flows used in investing activities primarily related to the closing consideration paid for the Jibe and Aecus acquisitions, for investments in internal corporate systems and investments relating to the development our Quantum Leap benchmark technology. Additionally during 2017, cash flows used in investing activities also included investments relating to the development of the Quantum Leap benchmark technology, as well as internal corporate services.

Cash Flows from Financing Activities

Net cash used in financing activities was $21.4 million and $8.5 million during 2018 and 2017, respectively. The usage of cash in 2018 was primarily related to the dividend payment of $10.0 million, the net paydown of the revolving line of credit of $7.5 million, the repurchase of $4.3 million of Company common stock. The usage of cash in 2017 was primarily related to the repurchase of $15.6 million of the Company’s common stock, the payment of the dividend of $8.7 million, partially offset by the net $15.0 million drawdown on the revolving line of credit.

As of September 28, 2018, we had $11.5 million outstanding under the revolving line of credit, with a remaining capacity of $33.5 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of September 28, 2018, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver did not have had a material impact on our results of operations for the quarter and nine months ended September 28, 2018.

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

Issuer Purchases of Equity Securities

During the quarter ended September 28, 2018, the Company did not repurchase any shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of September 28, 2018, the Company had $7.2 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 29, 2018	—	$—	—	$7,173,914
June 30, 2018 to July 27, 2018	—	$—	—	$7,173,914
July 28, 2018 to August 24, 2018	—	$—	—	$7,173,914
August 25, 2018 to September 28, 2018	—	$—	—	$7,173,914
	—	$—	—

Shares repurchased during the quarter and nine months ended September 28, 2018 under the repurchase plan approved by the Company's Board of Directors do not include 8 thousand shares and 191 thousand shares, respectively, for a cost of $0.1 million and $3.3 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 7, 2018	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer