Form 10-K
period 2018-12-28
HACKETT GROUP, INC.
filed 2019-03-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 28, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $340,823,370 on June 29, 2018 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 5, 2019 was 29,969,203.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm serving global companies. Services include benchmarking, executive advisory, business transformation, enterprise performance management, training and advisory to global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle and SAP practices.

The Hackett Group has completed more than 16,500 benchmarking and performance studies with major organizations, including 93% of the Dow Jones Industrials, 89% of the Fortune 100, 83% of the DAX 30 and 57% of the FTSE 100. These studies drive our Digital Transformation Platform (“DTP”) which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

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

We have repositioned all of our offerings to the emerging digital transformation opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insight in new ways and to do so efficiently and whenever possible, virtually.   This also required us to change the way we go to market and engage clients, as well as added additional software implementation partners.   Specifically,

•

Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud applications suite through the acquisition of Jibe Consulting.  This move quadrupled our Oracle Cloud addressable market and positioned us as a strategic Oracle Cloud applications consultancy.  We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”).

•

Expanded RPA Advisory Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Robotics Process Automation (“RPA”) and related smart automation technologies through the acquisition of Aecus, Ltd. Additionally, we developed a proprietary RPA assessment and design platform.

•

Launched Quantum Leap – We launched our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership.

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

•

Expanded our IP as a Service Revenue - We used our DTP to expand our offerings to ADP, LLC (“ADP”).  We believe the new platform should allow us to attract new alliance partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.

•

Launched the Hackett Institute and acquired the joint venture interest of our CGBS Program - We moved our training content to a state-of-the-art learning management system, which we believe is better aligned with our client demands. We also launched our Enterprise Analytics training and certification programs. Given the unique nature of our best practice content and the favorable market reaction to our Certified Global Business Services (“CGBS”) offering, we believe that continuing education is a significant growth opportunity for our organization. In addition, we have now added an RPA course to our curriculum.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our so called “wedge” or IP offerings, which include our Benchmarking and Best Practices Advisory, as well as our IP as a Service products.  This has only been further accentuated by the launch of our new software as a service benchmarking solution, Quantum Leap, as well as the launch of the Hackett DTP.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Best Practice Implementation (“BPI”) intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository, as well as, best practice software configuration and organizational strategies which are only available from the unique vantage point provided from our Benchmarking solutions.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow clients to effect proven sustainable performance improvement.

During 2017 we launched the first version of the Hackett DTP.  This required us to further digitize much of our BPI intellectual capital and the way we shared it with our clients across our benchmarking, advisory, transformation and Cloud ERP and EPM application solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings.  It also allows us to engage and support clients more efficiently, remotely, and where appropriate continuously.

Our BPI approach leverages our inventory of Hackett-Certified™ practices, observed through benchmark and other BPI engagements, to correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our client’s capabilities and organizational maturity, so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides now reside in the Best Practice Intelligence Center portal as well as in the new releases of our DTP.  This allows us to utilize our IP to be used on client engagements to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information and technology all within the framework of our Best Practices.

Because Hackett solutions are based on Hackett-Certified™ best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

The BPI approach, which is now enhanced with the launch of the Hackett DTP, often begins with a clear understanding of current performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits with their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance. This enable clients to streamline and automate key processes and generate performance improvements quickly and efficiently at both the functional and enterprise levels.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and consolidations throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics and BPI insight that emanates from our Transformational Benchmark, Best Practices Advisory and Business Transformation offerings.

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and its direct link to our BPI/DTP approach, we believe we can empirically and digitally assist our clients. Our ability to apply best practices and benchmarking metrics to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted more than 16,500 benchmark and performance studies over 25 years at over 5,900 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository, delivers a powerful and distinct value proposition to our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

We remain focused on executing the following strategies:

•

Expand our brand or market permission to our other offerings. We believe that our long-term growth prospects depend on our ability to extend our unique market permission to help clients and strategic partners measure their performance improvement opportunity, using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create more opportunities to grow revenue per client.

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients’ access to our IP which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we offer them a combination of offerings that support their efforts.

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

The launch of Quantum Leap and the Hackett DTP should expand and hopefully attract new alliance partners that can leverage our unique benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.  At the end of the fourth quarter of 2018 our Executive and Best Practice Advisory, including our clients served through strategic partners was approaching 1,000 clients. This includes the hundreds of additional clients that we now serve through our IP as a Service alliances and training solutions.

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

In 2015, we launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM ® solution which has now expanded to cover their Workforce Now offering. Given our success with ADP and our investment in DTP, we are now in a stronger position to attract new alliance partners and to support and accelerate their sales initiatives as well as and their clients’ continuous improvement efforts.  We believe this capability is unique to Hackett given our strong brand permission and benchmarking and best practice capability and technology.

In late 2015, we also launched the Association of Certified GBS Professionals Program with the Chartered Institute of Management Accountants (“CIMA”). This relationship allowed us to build an entirely new professional development business that provided globally recognized certifications for shared services and global business service professionals. As a result of the favorable market reaction to the way our IP was used as the core training content for this program, in 2017, we launched The Hackett Institute and acquired CIMA’s interest in this program.  This allowed us to develop our own certification brand and standard.  Additionally, we moved our CGBS program to a new state of the art learning management system that will allow us to better meet our large global clients’ requirements.  We believe that training and certification is a great way to leverage our IP in a high gross margin revenue growth area for our business.

In 2017, we announced our new Enterprise Analytics training and certification course and the introduction of The Hackett Institute.  We believe that our client’s analytical skills will significantly grow over the next decade as companies realize the value of data and related insight and realize the need to extend these skills in a meaningful way throughout the enterprise.  Given the unique nature of our Best Practice content and the recognized value we have experienced with our CGBS offering we now believe that continuing education provides an additional way to grow our organization.

•

Continue to expand our BPI/DTP Content and Technology. BPI/DTP incorporates intellectual capital from Hackett into our implementation tools and techniques. For our clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us based on our BPI IP and accelerators. Our objective is to help clients make smarter business process and software configuration decisions as a result of our BPI methods and knowledge. We are continuously updating our BPI content and tools through benchmarking, enterprise transformation and research activities. Additional BPI updates are also driven by new software releases that drive innovation in business process automation.  We have invested in the automation and further integration of our various metrics, best practices and best practice acceleration tools into DTP.  This effort will continue in 2019.

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

OUR OFFERINGS

We offer a comprehensive range of services, including executive advisory programs, benchmarking, business transformation and technology consulting services. With strategic and functional knowledge in finance, human resources, information technology, procurement, supply chain management, corporate services, customer service, and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities

The Hackett Group

STRATEGY & BUSINESS TRANSFORMATION GROUP

•	Executive and Best Practices Advisory Programs

Our Advisory programs provide on-demand access to world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory) and by end-to-end process coverage (Process Advisory) and by software platform (ADP Vantage and Workforce Now). Our advisory programs include a mix of the following deliverables:

•

Best Practice Intelligence Center: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive and Best Practices Advisory Program Members and their support teams.

•

Best Practice Accelerators:  Dedicated web-based access to best practices, customized software configuration tools, best practice process flows used to support the sale, configuration and organizational implementation and post implementation support efforts of partner software.

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

Our benchmarking group dates back to 1991 and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 5,900 organizations globally. This includes 93% of the Dow Jones Industrials, 89% of the Fortune 100, 83% of the DAX 30 and 57% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified over 2,000 best practices for over 115 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•	Business Transformation Practice

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

ERP, EPM AND ANALYTICS (EEA) SOLUTIONS

Our EEA practice focuses on helping clients maximize the value of their investments in Enterprise Software and business analytics.

•	Oracle EEA

          Our Oracle EEA practice helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities.  This allowed us to quadruple the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market.  The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle EEA group from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our EEA practices with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment.  Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics.  Solution innovations have taken the practice into areas such as Big Data, cloud technology data management and governance, and industry-specific analytic templates.  This practice works closely with Oracle technology offerings and was awarded the 2018 Oracle Excellence Award for Specialized Partner of the Year – SaaS Innovation.

•	SAP Solutions

         Our SAP Solutions professionals help clients choose and deploy S4 HANA applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods).  The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. BPI tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2018, 2017 and 2016, our ten most significant clients accounted for 22%, 21% and 24% of revenue, respectively. In addition, during 2018 our largest client generated 5% of total revenue and in both 2017 and 2016 our largest client generated 4% of total revenue. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

As of December 28, 2018, we had 1,165 associates, excluding subcontractors, 79% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements; however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

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

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any material that we file with the SEC or at www.sec.gov.

Also available on our website, free of charge, are copies of our Code of Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors. We intend to disclose any amendment to, or waiver from, a provision of our Code of Conduct and Ethics and Corporate Governance Guidelines applicable to our senior financial officers, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller on our website within four business days following the date of the amendment or waiver.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2018, our ten largest clients accounted for 22% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

We could lose money on our contracts.

As part of our strategy, from time to time, we enter into capped or fixed-price contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. We maintain an Office of Risk Management (“ORM”) that evaluates and attempts to mitigate delivery risk associated with complex projects. In connection with their review, ORM analyzes the critical estimates associated with these projects. If we fail to make these estimates accurately, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement. We may be unsuccessful in negotiating with clients regarding changes to the cost, scope or duration of specific engagements. To the extent we do not sufficiently communicate to our clients, or our clients fail to adequately appreciate the nature and extent of any of these types of changes to an engagement, our reputation may be harmed, and we may suffer losses on an engagement.

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

We may lose large clients or may not be able to secure targeted follow-on work or achieve expected client retention rates.

Our client engagements are generally short-term arrangements, and most clients can reduce or cancel their contracts for our services with a 30 days’ notice and without penalty. As a result, if we lose a major client or large client engagement, our revenue will be adversely affected. We perform varying amounts of work for specific clients from year to year. A major client in one year may not use our services in another year. In addition, we may derive revenue from a major client that constitutes a large portion of total revenue for particular quarters. If we lose any major clients or any of our clients cancel programs or significantly reduce the scope of a large engagement, our business, financial condition, and results of operations could be materially and adversely affected. Also, if we fail to collect a large accounts receivable balance, we could be subjected to significant financial exposure. Consequently, you should not predict or anticipate our future revenue based upon the number of clients we currently have or the number and size of our existing client engagements.

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

We rely on information management systems and any damage, interruption or compromise of our information management systems or data could disrupt and harm our business.

We rely upon information technology systems and networks, some of which are managed by third parties, to process, transmit, and store electronic information in connection with the operation of our business. Additionally, we collect and store data that is sensitive to our company. Operating these information technology systems and networks and processing and maintaining this data, in a secure manner, are critical to our business operations and strategy. Our information management systems and the data contained therein may be vulnerable to damage, including interruption due to power loss, system and network failures, operator negligence and similar causes.

In addition, our systems and data may be subject to security breaches, viruses, malware, and other cybersecurity attacks. Cybersecurity attacks are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced threats. These threats pose a risk to the security of our information technology systems and networks and the confidentiality, availability and integrity of our data. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology‑related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

Data privacy and information security may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. We operate in an environment in which data privacy regulatory and legal framework is evolving quickly and varies by jurisdiction. We cannot predict the cost of compliance with future data privacy laws, regulations and standards, or future interpretations of current laws, regulations and standards, related to privacy and cybersecurity or the potential effects on our business.

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York City, Philadelphia, Portland, San Francisco, Frankfurt, London, Paris, Montevideo, Hyderabad and Sydney. As of December 28, 2018, we had operating leases that expire on various dates through March 2028. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ Stock Market symbol, "HCKT". The closing sale price for the common stock on March 5, 2019, was $16.43.

As of March 5, 2019, there were 245 holders of record of our common stock and 29,969,203 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 27, 2013 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 27, 2013.

	12/27/13	1/2/15	1/1/16	12/30/16	12/29/17	12/28/18
The Hackett Group, Inc.	$100.00	$142.03	$265.91	$297.25	$269.55	$278.86
NASDAQ Composite Index	$100.00	$112.60	$113.64	$133.19	$172.11	$165.84
Peer Group	$100.00	$99.25	$89.02	$95.78	$86.66	$117.15

The Peer Group includes Alithya Group Inc. (formerly known as Edgewater Technology, Inc.), FTI Consulting, Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share and we have been gradually increasing the dividend for our shareholders on an annual basis since the announcement. In 2016, we increased the annual dividend to $0.26 per share to be paid on a semi-annual basis or $4.0 million to shareholders of record on both June 30, 2016 and December 22, 2016. In 2017, we increased the annual dividend to $0.30 per share to be paid on a semi-annual basis or $4.6 million and $4.7 million to shareholders of record on June 30, 2017 and December 22, 2017, respectively. In 2018, we increased the annual dividend to $0.34 per share to be paid on a semi-annual basis or $5.4 million to shareholders of record on both June 29, 2018 and December 21, 2018. Subsequent to year end, our Board of Directors increased the semi-annual dividend to $0.36 per share. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 28, 2018 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 29, 2017				$3,137,560
December 30, 2017 to March 29, 2018	52,568	$18.33	52,568	$2,173,914
March 30, 2018 to June 29, 2018	—	$—	—	$7,173,914
June 30, 2018 to September 28, 2018	—	$—	—	$7,173,914
September 29, 2018 to December 28, 2018	15,000	$16.01	15,000	$6,933,691
	67,568	$17.82	67,568

During the year ended December 28, 2018, the Company’s Board of Directors approved an additional $5.0 million authorization, bringing the cumulative authorization as of December 28, 2018, to $142.2 million with cumulative purchases under the plan of $135.3 million, leaving $6.9 million available for future purchases. Subsequent to year end, the Company bought back on the open market 32 thousand shares through the open market for a total of $0.5 million, or $15.84 per share. In addition, subsequent to year end, we repurchased 28 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.5 million, or $16.25 per share. Including these subsequent purchases we have $6.5 million available for future purchases. During 2018, the Company purchased 73 thousand shares, or $1.3 million, from its executives to cover withholding taxes on the gross value of shares that vested. These shares are not included in the repurchase plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2018, 205 thousand shares were withheld and not issued for a cost of $3.6 million. In 2017, 268 thousand shares were withheld and not issued for a cost of $4.4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 28, 2018, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 28,	December 29,	December 30,	January 1,	January 2,
	2018	2017	2016	2016	2015
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$264,523	$255,131	$252,096	$222,893	$201,884
Reimbursements	21,364	21,468	27,691	25,042	21,871
Total revenue(1)	285,887	276,599	279,787	247,935	223,755
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses(2)	164,921	161,863	158,500	140,817	131,978
Reimbursable expenses	21,364	21,468	27,691	25,042	21,871
Total cost of service	186,285	183,331	186,191	165,859	153,849
Selling, general and administrative costs	64,123	63,271	60,079	62,667	58,154
Bargain purchase gain from acquisition (3)	—	—	—	—	(3,015)
Contingent consideration liability(4)	(4,364)	—	—	—	—
Impairment of assets(5)	6,269	—	—	—	—
Restructuring costs	—	1,293	—	—	3,604
Total costs and operating expenses	252,313	247,895	246,270	228,526	212,592
Operating income	33,574	28,704	33,517	19,409	11,163
Other expense:
Interest expense, net	(638)	(584)	(387)	(409)	(620)
Income from continuing operations before income taxes	32,936	28,120	33,130	19,000	10,543
Income tax expense (6)	5,577	2,564	12,455	7,349	1,898
Income from continuing operations	27,359	25,556	20,675	11,651	8,645
Earnings (loss) from discontinued operations(7)(net of taxes)	(3,450)	1,798	866	2,158	1,066
Net income	$23,909	$27,354	$21,541	$13,809	$9,711

Basic net income per common share:
Income per common share from continuing operations	$0.93	$0.89	$0.71	$0.39	$0.30
Income (loss) per common share from discontinued operations	(0.12)	0.06	0.03	0.07	0.04
Net income per common share	$0.81	$0.95	$0.74	$0.47	$0.34

Diluted net income per common share:
Income per common share from continuing operations	$0.85	$0.79	$0.63	$0.36	$0.29
Income (loss) per common share from discontinued operations	(0.11)	0.06	0.03	0.07	0.04
Net income per common share	$0.74	$0.85	$0.66	$0.44	$0.33

Weighted average common shares outstanding:
Basic	29,379	28,852	29,082	29,620	28,718
Diluted	32,330	32,196	32,815	31,968	29,881

Consolidated Balance Sheet Data:
Cash	$13,808	$17,512	$19,710	$23,503	$14,608
Working capital	$28,864	$23,837	$12,999	$17,375	$15,418
Total assets	$180,752	$185,231	$159,299	$160,379	$149,598
Long-term debt	$6,500	$19,000	$7,000	$—	$18,263
Shareholders' equity	$123,590	$107,275	$86,269	$102,144	$89,788
Dividends paid/declared per share	$0.34	$0.30	$0.26	$0.20	$0.12

(1)

In April 2017 and May 2017, we acquired Aecus Limited, a U.K.-based European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm company and Jibe Consulting, a U.S.-based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm, respectively. Our 2017 results of operations included $16.2 million in total revenue from these acquisitions. In January 2014, we acquired Technolab, an EPM AMS business. As a result of the acquisition, our 2014 results of operations included $10.3 million in total revenue from Technolab.

(2)

Fiscal year 2018 includes an acquisition-related compensation benefit of $0.5 million. Fiscal years 2014 through 2017 include an acquisition-related compensation expense of $4.1 million in 2017, $1.2 million in 2016, $927 thousand in 2015 and $4.3 million in 2014 from the acquisitions of Jibe Consulting and Aecus Limited in 2017 and Technolab in 2014.

(3)	Fiscal year 2014 includes a bargain purchase gain from the acquisition of Technolab, an EPM AMS business.
(4)	Fiscal year 2018 includes a benefit related to the adjustment for the contingent consideration liability from the acquisition of Jibe Consulting in 2017.
(5)	Fiscal year 2018 includes the asset impairment of the investment in the Hackett Performance Exchange and Working Capital Course.
(6)

Fiscal year 2017 includes the tax benefit for the revaluation of the deferred tax liabilities as a result of tax legislation enacted at the end of 2017 and accounting on the vesting of share-based awards.

(7)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking and business transformation services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 16,500 benchmark and performance studies over 25 years at over 5,900 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, benchmarking, business transformation and technology solutions, with corresponding offshore support. In addition, we are identifying new opportunities for our benchmarking and best practice intellectual property by leveraging new channels through strategic alliances to introduce new recurring revenue, high margin offerings that could redefine our organizational model that we have started to refer to as “IP as a service” business.

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

We generate our revenue under four types of billing arrangements: fixed-fee (including software license revenue); time-and-materials; executive and best practice advisory services; and software sales and software maintenance and support.

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

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and we are the agent in these transactions as the we do not obtain title to the software and the maintenance is sold simultaneously.  The transaction price is our agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

Revenue before reimbursements excludes reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses is included in cost of service.

The agreements entered into in connection with a project, whether time and materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit our rights to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3, “Accounts Receivable and Unbilled Revenue, Net” and Note 5 “Accrued Expenses and Other Liabilities” to our consolidated financial statements included in this Annual Report on Form 10-K. During the 12 months ended December 28, 2018, the Company recognized $19.1 million of revenue as a result of changes in deferred revenue liability balance, as compared to $23.7 million for the twelve months ended December 29, 2017, respectively.

The following table reflects the Company’s disaggregation of total revenue from continuing operations including reimbursable expenses for the quarters and twelve months ended December 28, 2018, December 29, 2017 and December 30, 2016:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Consulting	$282,213	$272,821	$276,385
Software license sales	3,674	3,778	3,402
Total revenue from continuing operations	$285,887	$276,599	$279,787

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 28, 2018 and December 29, 2017, the Company had $1.2 million, and $1.4 million, respectively, of deferred commissions, of which $1.4 million was amortized during the 12 months ended December 28, 2018, respectively, as compared to $1.5 million during the 12 months ended December 29, 2017. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Expense reimbursements that are billable to clients are included in total revenue and are substantially all billed as time-and-material billing arrangements.  Therefore, we recognize all reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred.  Any expense reimbursements that are billable to clients under fixed-fee billing arrangements are recognized in line with the proportionate performance approach.

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

Long-Lived Assets (excluding Goodwill and Other Intangible Assets)

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2018 and determined that goodwill was not impaired.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog, non-compete agreements and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Stock Based Compensation

We recognize compensation expense for awards of equity and liability instruments to employees based on the grant-date fair value of those awards, over the requisite service period, with limited exceptions.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2018, 2017, and 2016 ended on December 28, 2018, December 29, 2017, and December 30, 2016, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts).

	Twelve Months Ended
	December 28,		December 29,		December 30,
	2018		2017		2016
Revenue:
Revenue before reimbursements	$264,523	100%	$255,131	100%	$252,096	100%
Reimbursements	21,364	8%	21,468	8%	27,691	11%
Total revenue	285,887		276,599		279,787

Costs and expenses:
Cost of service:
Personnel costs	159,614	60%	153,357	60%	152,804	61%
Non-cash stock compensation expense	3,815		4,409		4,482
Acquisition-related compensation expense (benefit)	(535)		1,582		-
Acquisition-related non-cash stock compensation expense	2,027		2,515		1,214
Reimbursable expenses	21,364		21,468		27,691
Total cost of service	186,285		183,331		186,191

Selling, general and administrative costs	58,516	22%	57,473	23%	55,972	22%
Non-cash stock compensation expense	3,238		3,330		3,007
Acquisition-related costs	-		378		-
Amortization of intangible assets	2,369		2,090		1,100
Total selling, general, and administrative expenses	64,123	24%	63,271	25%	60,079	24%

Acquisition-related contingent consideration liability	(4,364)		-		-
Impairment of assets	6,269		-		-
Restructuring costs	-		1,293		-
Total costs and operating expenses	252,313		247,895		246,270
Income from operations	33,574	13%	28,704	11%	33,517	13%
Other expense:
Interest expense	(638)		(584)		(387)
Income from continuing operations before income taxes	32,936	12%	28,120	11%	33,130	13%
Income tax expense	5,577	2%	2,564	1%	12,455	5%
Income from continuing operations (net of taxes)	27,359		25,556		20,675
Earnings (loss) from discontinued operations	(3,450)		1,798		866
Net income	$23,909	9%	$27,354	11%	$21,541	9%

Diluted net income per common share	$0.74		$0.85		$0.66

Comparison of 2018 to 2017

Overview.   For fiscal year 2018, revenue from continuing operations and before reimbursements increased 4% to $264.5 million, as compared to fiscal year 2017, and earnings from continuing operations increased 7%. Fiscal 2018 results included discontinued operations related to the discontinuance of our European REL Working Capital group and the impairment of assets primarily related to our investments in the Hackett Performance Exchange. Together these items negatively impacted dilutive earnings per share by $0.23. Fiscal year 2017 earnings per share was favorably impacted by $0.23 per share related to the tax benefit for the revaluation of the deferred tax liabilities as a result of the tax legislation enacted in late 2017 and the change in tax accounting for the vesting of share-based awards.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2018 and 2017. Revenue is analyzed based on geographic location of engagement team personnel.

Our total Company revenue from continuing operations and before reimbursements increased 4%, to $264.5 million in 2018, as compared to $255.1 million in 2017. Our domestic revenue from continuing operations and before reimbursements increased 2% and our international revenue from continuing operations and before reimbursements increased 11% in 2018, as compared to 2017. Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 8% during both 2018 and 2017.

In 2018 and 2017, no customer accounted for more than 5% of our total revenue.

Hackett domestic revenue from continuing operations and before reimbursements was up 6% in 2018, as compared to 2017, primarily due to strong growth from our US Strategy and Business Transformation groups and a full year of our U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm acquired in 2017. This was partially offset by decreased revenue from our Oracle EEA group which was adversely impacted as a result of the transition from on- premise to cloud application migration.  Hackett international revenue from operations and before reimbursements increased 11% in 2018, as compared to 2017. This increase in revenue, which is primarily derived in Europe, was due to growth in our international Strategy and Business Transformation groups and from having a full year of revenue from our Robotics Process Automation group acquired in 2017.  Our international revenue from operations before reimbursements accounted for 18% of our total revenue in 2018, as compared to 16% in 2017.

SAP Solutions revenue before reimbursements decreased 16%, to $33.6 million, in 2018, as compared to $39.9 million in 2017. The decrease is primarily due to the SAP channel transition resulting from SAP’s decision to emphasize S4 HANA Single Tenant solutions more aggressively over its non-SAP hosted S4 HANA options.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs from continuing operations increased 4% to $159.6 million in 2018 from $153.4 million in 2017, primarily due to a full year of costs associated with the acquisitions in 2017 and due to higher incentive compensation accruals for our U.S. Strategy and Business Transformation group. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements also remained consistent at 60% in both 2018 and 2017.

Non-cash stock compensation expense from continuing operations was $3.8 million in 2018, as compared to $4.4 million in 2017.

The acquisition related compensation benefit of $0.5 million in 2018 and cost of $1.6 million in 2017 related to the liability for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key personnel, all of which are subject to service vesting and as a result is recorded as compensation expense. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Acquisition related non-cash stock compensation expense in 2018 and 2017 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Selling, General and Administrative (“SG&A”). SG&A costs from continuing operations, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets increased 2% to $58.5 million in 2018, from $57.5 million in 2017. SG&A costs as a percentage of revenue before reimbursements were 22% in 2018 and 23% in 2017.

Non-cash compensation expense included in total SG&A decreased slightly to $3.2 million in 2018, as compared to $3.3 million in 2017. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $2.4 million in 2018, as compared to $2.1 million in 2017. The amortization expense in 2018 and 2017 related to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab, our acquisitions of Jibe and Aecus in the second quarter of 2017 and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs during the fourth quarter of 2017. The intangible assets relate to the customer relationship, trademarks, customer backlog and non-compete agreements. The Technolab intangible assets were fully amortized in 2018.  The Jibe and Aecus intangible assets will continue to amortize until 2022.  The CGBS Training and Certification intangible asset will amortize until 2021.

          Acquisition-contingent Consideration Liability. During 2018, the liabilities related to the cash portion of the Jibe acquisition contingent consideration due to selling shareholders, which is not subject to service vesting, was reduced based on the estimated achievement of the contingent earnout targets, resulting in a benefit.

           Impairment of Assets. In 2018, we recorded a $6.3 million asset impairment on our investments in the Hackett Performance Exchange and our recently developed Working Capital Course.

Restructuring Costs. In 2017, we recorded restructuring costs primarily related to the transition of resources driven by our migration from on premise software to cloud-based implementations as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA related engagements from our Aecus acquisition.

Interest Expense. In 2018, we recorded interest expense of $638 thousand, as compared to $584 thousand in 2017.

Income Taxes. During 2018, we recorded $5.6 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 16.9% from continuing operations. In 2018 the effective tax rate also reflected a lower federal tax rate of 21% as a result of the 2017 Tax Cuts and Jobs Act. During 2017, we recorded $2.6 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 9.1% from continuing operations. During the first quarter of 2017, the Company recorded a tax benefit as result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. During the fourth quarter of fiscal 2017 we recorded a tax benefit related to the revaluation of our deferred tax liabilities as a result of the adoption of the 2017 Tax Act on December 22, 2017. Excluding the effect of the tax reform legislation, the 2017 effective tax rate would have been 35.7% for certain federal, foreign and state taxes.

Discontinued Operations. The discontinued operations related to the discontinuance of our European REL Working Capital group in 2018. Prior year comparisons have been restated.

Comparison of 2017 to 2016

Overview.   For the fiscal year 2017, revenue from operations and before reimbursements increased 1% to $255.1 million and earnings per share increased 29%, as compared to the same period in the prior year. Fiscal year 2017 earnings per share was favorably impacted by $0.23 per share related to the tax benefit for the revaluation of the deferred tax liabilities as a result of the tax legislation enacted in late 2017 and the change in tax accounting for the vesting of share-based awards.

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

Our total Company revenue from continuing operations and before reimbursements increased 1%, to $255.1 million in 2017, as compared to $252.1 million in 2016. Our international revenue from continuing operations increased 44% in 2017, as compared to 2016, however our domestic revenue from continuing operations decreased 4% during the same periods.  Total revenue from continuing operations and after reimbursements decreased in 2017 to $276.6 million from $279.8 million as a result of our decrease in revenue related to reimbursable expenses. Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 8% during 2017, as compared to 11% in 2016. The decrease in reimbursable expenses is primarily driven by lower expense ratios resulting from the recent acquisitions and the increase in “IP as a service” revenue, both which historically drive much lower levels of reimbursable expenses.  In 2017 and 2016, no customer accounted for more than 5% of our total revenue.

Hackett domestic revenue from continuing operations and before reimbursements was down 6% in 2017, as revenue was adversely impacted primarily as a result of the transition from on- premise to cloud application migration.  The decrease of the domestic Hackett revenue from continuing operations was more than offset by strong Hackett international growth of 44%, primarily in Europe, during 2017, as compared to the same period in the prior year.  Our international revenue from operations accounted for 16% of our total revenue in 2017, as compared to 12% in 2016.

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

Personnel costs from continuing operations increased to $153.4 million in 2017 from $152.8 million in 2016. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements also remained relatively consistent at 60% in 2017, as compared to 61% in 2016.

Non-cash stock compensation expense from continuing operations was $4.4 million in 2017 and $4.5 million in 2016.

Acquisition related compensation costs of $1.6 million in 2017 related to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key personnel, all of which are subject to service vesting and as a result is recorded as compensation expense. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Acquisition related non-cash stock compensation expense in 2017 and 2016 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Selling, General and Administrative (“SG&A”). SG&A costs from continuing operations, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets, increased 3% to $57.5 million in 2017, from $56.0 million in 2016. SG&A costs as a percentage of revenue before reimbursements were 23% in 2017 and 22% 2016.

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

Amortization expense was $2.1 million in 2017, as compared to $1.1 million in 2016. The amortization expense in 2017 related to the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab, our acquisitions of Jibe and Aecus in the second quarter of 2017 and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The intangible assets relate to the customer relationship, trademarks, customer backlog and non-compete agreements. The Technolab intangible assets will continue to amortize through 2018, the Jibe and Aecus intangible assets will continue to amortize until 2022 and the CGBS Training and Certification intangible asset will amortize until 2021.

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

Income Taxes. During 2017, we recorded $2.6 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 9.1% from continuing operations. During the first quarter of 2017, the Company recorded a tax benefit as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards. During the fourth quarter of fiscal 2017, we recorded a tax benefit related to the revaluation of our deferred tax liabilities as a result of the adoption of the 2017 Tax Act on December 22, 2017. Excluding the effect of the new pronouncement and the new tax reform legislation, the effective tax rate would have been 35.7% for certain federal, foreign and state taxes for 2017. In 2016, we recorded income tax expense of $12.5 million which reflected an effective tax rate of 37.6% for certain federal, foreign and state taxes.

Discontinued Operations. The discontinued operations related to the discontinuance of our European REL Working Capital group in 2018. Prior year comparisons have been restated.

Liquidity and Capital Resources

As of December 28, 2018 and December 29, 2017, we had $13.8 million and $17.5 million, respectively, of cash and cash equivalents, respectively. We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line), and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds to support expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 28,	December 29,
	2018	2017
Cash flows provided by operating activities	$32,411	$26,509
Cash flows used in investing activities	$(9,637)	$(17,524)
Cash flows used in financing activities	$(26,556)	$(11,178)

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.4 million in 2018, as compared $26.5 million in 2017. In 2018, the net cash provided by operating activities was primarily due to net income from continuing operations adjusted for non-cash items, partially offset by decreased accrued expenses and other liabilities due to the payout of 2017 incentive compensation and state and federal income taxes and an increase in accounts receivable and unbilled revenue.   In 2017, the net cash provided by operating activities was primarily due to net income from continuing operations adjusted for non-cash items, partially offset by increased accounts receivable and unbilled revenue and decreased accrued expenses and other liabilities due to the payout of 2016 incentive compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.6 million in 2018, as compared to $17.5 million in 2017. During 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the global rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology. During 2017, cash flows used in investing activities primarily related to the closing consideration paid for the Jibe and Aecus acquisitions, for investments in internal corporate systems and investments relating to the development our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $26.6 million in 2018 and $11.2 million in 2017. The usage of cash in 2018 was primarily related to the dividend payments of $10.0 million, the net paydown of the revolving line of credit of $12.5 million, employee net vesting-related to tax requirements of $3.6 million and for the repurchase of Company common stock under the Company’s share repurchase program of $1.2 million. The usage of cash in 2017 was primarily related to the cost of the repurchase of $11.3 million of Company common stock under the Company’s share repurchase program, $4.4 million was utilized to satisfy employee net vesting-related tax requirements and $8.7 million was utilized to fund shareholder dividends. The usage of cash in 2017 was offset by the net borrowings under our credit facility of $12.0 million.

Contractual Obligations

There were no material capital commitments as of December 28, 2018. The following table summarizes our future principal payments under our Credit Facility (See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K) and future lease commitments under our non-cancelable operating leases as of December 28, 2018 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	6,500	—	6,500	—	—
Operating lease obligations	9,669	2,513	3,607	1,877	1,672
Total	$16,169	$2,513	$10,107	$1,877	$1,672

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our Credit Facility, as such amounts vary and cannot be estimated. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 28, 2018.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 28, 2018, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100 basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2018 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro and the Australian Dollar. The Company recognized losses related to foreign currency exchange of $0.7 million in 2017 and income of $0.6 million in both 2018 and 2016. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. (the Company) as of December 28, 2018 and December 29, 2017 the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP

Fort Lauderdale, Florida

March 8, 2019

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 28,	December 29,
	2018	2017
ASSETS
Current assets:
Cash	$13,808	$17,512
Accounts receivable and unbilled revenue, net of allowance of $1,441 and $2,601 at December 28, 2018 and December 29, 2017, respectively	54,807	52,267
Prepaid expenses and other current assets	4,339	2,511
Assets related to discontinued operations	137	2,995
Total current assets	73,091	75,285
Property and equipment, net	19,750	18,851
Other assets	3,704	6,021
Goodwill	84,207	85,074
Total assets	$180,752	$185,231
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,429	$8,434
Accrued expenses and other liabilities	34,498	42,685
Liabilities related to discontinued operations	2,300	329
Total current liabilities	44,227	51,448
Non-current accrued expenses and other liabilities	—	1,268
Non-current deferred tax liability, net	6,435	6,240
Long-term debt	6,500	19,000
Total liabilities	57,162	77,956
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 56,607,622 and 55,744,893 shares issued at December 28, 2018 and December 29, 2017, respectively	57	56
Additional paid-in capital	296,955	288,297
Treasury stock, at cost, 27,086,782 and 26,945,776 shares at December 28, 2018 and December 29, 2017, respectively	(136,604)	(134,054)
Accumulated deficit	(25,424)	(38,515)
Accumulated other comprehensive loss	(11,394)	(8,509)
Total shareholders' equity	123,590	107,275
Total liabilities and shareholders' equity	$180,752	$185,231

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Revenue:
Revenue before reimbursements	$264,523	$255,131	$252,096
Reimbursements	21,364	21,468	27,691
Total revenue	285,887	276,599	279,787
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $5,842, $6,924 and $5,696 of stock compensation expense in 2018, 2017 and 2016, respectively)	164,921	161,863	158,500
Reimbursable expenses	21,364	21,468	27,691
Total cost of service	186,285	183,331	186,191
Selling, general and administrative costs (includes $3,238, $3,330 and $3,007 of stock compensation expense in 2018, 2017, and 2016, respectively)	64,123	63,271	60,079
Impairment of assets	6,269	—	—
Acquisition-related contingent consideration	(4,364)	—	—
Restructuring cost	—	1,293	—
Total costs and operating expenses	252,313	247,895	246,270
Operating income	33,574	28,704	33,517
Other expense:
Interest expense	(638)	(584)	(387)
Income from continuing operations before income taxes	32,936	28,120	33,130
Income tax expense	5,577	2,564	12,455
Income from continuing operations	27,359	25,556	20,675
Gain (loss) from discontinued operations (net of taxes)	(3,450)	1,798	866
Net income	$23,909	$27,354	$21,541
Basic net income per common share:
Income per common share from continuing operations	$0.93	$0.89	$0.71
Income (loss) per common share from discontinued operations	(0.12)	$0.06	$0.03
Net income per common share	$0.81	$0.95	$0.74

Diluted net income per common share:
Income per common share from continuing operations	$0.85	$0.79	$0.63
Income (loss) per common share from discontinued operations	(0.11)	$0.06	$0.03
Net income per common share	$0.74	$0.85	$0.66

Weighted average common shares outstanding	29,379	28,852	29,082
Weighted average common and common equivalent shares outstanding	32,330	32,196	32,815

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Net income	$23,909	$27,354	$21,541
Foreign currency translation adjustment	(2,885)	3,040	(3,577)
Total comprehensive income	$21,024	$30,394	$17,964

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2016	53,847	$54	$272,887	(24,138)	$(92,691)	$(70,134)	$(7,972)	$102,144
Issuance of common stock	938	1	(3,032)	—	—	—	—	(3,031)
Treasury stock purchased	—	—	—	(2,059)	(30,065)	—	—	(30,065)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	7,245	—	—	—	—	7,245
Dividends declared	—	—	—	—	—	(7,988)	—	(7,988)
Net income	—	—	—	—	—	21,541	—	21,541
Foreign currency translation	—	—	—	—	—	—	(3,577)	(3,577)
Balance at December 30, 2016	54,785	$55	$277,100	(26,197)	$(122,756)	$(56,581)	$(11,549)	$86,269
Issuance of common stock	960	1	(3,211)	—	—	—	—	(3,210)
Treasury stock purchased	—	—	—	(748)	(11,298)	—	—	(11,298)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	14,408	—	—	—	—	14,408
Dividends declared	—	—	—	—	—	(9,288)	—	(9,288)
Net income	—	—	—	—	—	27,354	—	27,354
Foreign currency translation	—	—	—	—	—	—	3,040	3,040
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	870	1	(2,798)	—	—	—	—	(2,797)
Treasury stock purchased	—	—	1,346	(141)	(2,550)	—	—	(1,204)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,110	—	—	—	—	10,110
Dividends declared	—	—	—	—	—	(10,818)	—	(10,818)
Net income	—	—	—	—	—	23,909	—	23,909
Foreign currency translation	—	—	—	—	—	—	(2,885)	(2,885)
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$23,909	$27,354	$21,541
Less income (loss) from discontinued operations, net of taxes	(3,450)	1,798	866
Net income from continuing operations	27,359	25,556	20,675
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	2,465	2,442	2,485
Amortization expense	2,369	2,090	1,100
Impairment of assets	6,269	—	—
Amortization of debt issuance costs	91	90	106
Provision for doubtful accounts	668	117	38
(Gain) loss on foreign currency transactions	(592)	695	(594)
Non-cash stock compensation expense	9,310	10,316	8,765
Deferred income tax expense (benefit)	223	(1,781)	2,339
Changes in assets and liabilities, net of acquisition:
(Increase) in accounts receivable and unbilled revenue	(2,556)	(3,060)	(5,431)
(Increase) decrease in prepaid expenses and other assets	(1,870)	(887)	135
Increase (decrease) in accounts payable	(1,005)	(1,064)	790
Increase (decrease) in accrued expenses and other liabilities	(11,699)	(7,859)	1,168
Net cash provided by operating activities of continuing operations	31,032	26,655	31,576
Net cash provided by operating activities of discontinued operations	1,379	(146)	1,313
Net cash provided by operating activities	32,411	26,509	32,889
Cash flows from investing activities:
Purchases of property and equipment	(9,637)	(6,517)	(3,179)
Cash consideration paid for acquisitions	—	(11,268)	—
Cash acquired in acquisition	—	261	—
Net cash used in investing activities	(9,637)	(17,524)	(3,179)
Cash flows from financing activities:
Proceeds from borrowings	5,000	26,000	30,000
Payment of debt borrowings	(17,500)	(14,000)	(23,000)
Debt issuance costs	—	—	(237)
Dividends paid	(10,048)	(8,670)	(7,163)
Proceeds from issuance of common stock	778	1,208	984
Repurchases of common stock	(4,786)	(15,716)	(34,083)
Net cash used in financing activities	(26,556)	(11,178)	(33,499)
Effect of exchange rate on cash	78	(5)	(4)
Net decrease in cash	(3,704)	(2,198)	(3,793)
Cash at beginning of year	17,512	19,710	23,503
Cash at end of year	$13,808	$17,512	$19,710
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,962	$3,698	$8,757
Cash paid for interest	$541	$510	$282

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of Jibe Consulting	$-	$3,613	$-

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm to global companies. Services include business transformation, enterprise performance management, and global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle EPM and SAP practices.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2018, 2017, and 2016 ended on December 28, 2018, December 29, 2017, and December 30, 2016, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years.  In fiscal 2016, the Company’s Board of Directors approved an increase in the annual dividend to $0.26 per share, to be paid semi-annually.  In 2017, the Company’s Board of Directors approved an increase in the annual dividend to $0.30 per share. In 2018, the Company’s Board of Directors approved the increase in the annual dividend from $0.30 per share to $0.34 per share to be paid on a semi-annual basis. Subsequent to fiscal year end 2018, the Company’s Board of Directors approved the increase in the annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units consist of The Hackett Group (including Benchmarking, Business Transformation, Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and SAP AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a knowledgeable investor in the marketplace would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2018 and 2017 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at December 29, 2017	41,242	31,134	72,376
Additions (see Note 15)	1,858	9,538	11,396
Foreign currency translation adjustment	1,302	—	1,302
Balance at December 29, 2017	44,402	40,672	85,074
Foreign currency translation adjustment	(867)	—	(867)
Balance at December 28, 2018	$43,535	$40,672	$84,207

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

         Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 28,	December 29,
	2018	2017
Gross carrying amount	$27,269	$27,147
Accumulated amortization	(24,238)	(21,869)
Foreign currency translation adjustment	59	245
	$3,090	$5,523

All of the Company’s intangible assets are expected to be fully amortized by the end of 2022.  For the years ended December 28, 2018, December 27, 2017 and December 30, 2016, the Company recorded $2.4 million, $2.1 million and $1.1 million of amortization expense, respectively. The estimated future amortization expense of intangible assets as of December 28, 2018 is as follows:  $1.1 million in 2019, $1.0 million in 2020, $0.9 million in 2021, $0.1 million in 2022. See Note 15 for further discussion.

Revenue Recognition

The Company generates substantially all of its revenue from providing professional services to its clients. The Company also generates revenue from software licenses, software support, maintenance and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price.  The Company determines the standalone selling price based on the respective selling price of the individual elements when sold separately.

Revenue is recognized when control of the goods and services provided are transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when the Company satisfies the performance obligations.

The Company typically satisfies its performance obligations for professional services over time as the related services are provided. The performance obligations related to software support, maintenance and subscriptions to its executive and best practice advisory programs are typically satisfied evenly over the course of the service period. Other performance obligations, such as software licenses, are satisfied at a point in time.

The Company generates revenue under four types of billing arrangements: fixed-fee (including software license revenue); time-and-materials; executive and best practice advisory services; and software sales and software maintenance and support.

In fixed-fee billing arrangements, which would also include contracts with capped fees, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement. If the Company’s estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or mile-stone driven, with net thirty-day terms, however client terms are subject to change.

Time-and-material billing arrangements require the client to pay based on the number of hours worked by the Company’s consultants at agreed upon hourly rates. The Company recognizes revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows it to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates.  The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms, however client terms are subject to change.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs.  There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement.  Revenue from advisory services contracts is recognized ratably over the life of the agreements. Customers are typically invoiced at the inception of the contract, with net thirty-day terms, however client terms are subject to change.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 5 for the deferred revenue balances. During the 12 months ended December 28, 2018, the Company recognized $19.1 million of revenue as a result of changes in deferred revenue liability balance, as compared to $23.7 million for the twelve months ended December 29, 2017, respectively.

The following table reflects the Company’s disaggregation of total revenue from continuing operations including reimbursable expenses for the quarters and twelve months ended December 28, 2018 and December 29, 2017:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Consulting	$282,213	$272,821	$276,385
Software license sales	3,674	3,778	3,402
Total revenue from continuing operations	$285,887	$276,599	$279,787

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 28, 2018 and December 29, 2017, the Company had $1.2 million, and $1.4 million, respectively, of deferred commissions, of which $1.4 million was amortized during the 12 months ended December 28, 2018, respectively, as compared to $1.5 million during the 12 months ended December 29, 2017. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Expense reimbursements that are billable to clients are included in total revenue and are substantially all billed as time-and-material billing arrangements.  Therefore, the Company recognizes all reimbursable expenses as revenue as the related services are provided, using the right to invoice practical expedient. Reimbursable expenses are recognized as expenses in the period in which the expense is incurred.  Any expense reimbursements that are billable to clients under fixed-fee billing arrangements are recognized in line with the proportionate performance approach.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting carrying values and tax bases of assets and liabilities and are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. Deferred income taxes also reflect the impact of certain state operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance, if any, that results from a change in circumstances, and which causes a change in the Company’s judgment about the realizability of the related deferred tax asset, is included in the tax provision.

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

Discontinued Operations

The Company’s European REL Working Capital group’s sales had been declining over the past several years as European countries have experienced continued economic recoveries and improved cash balances.  Companies are holding high cash reserves which drove working capital project sales of this group down across all of Europe. The REL practice had a limited pipeline of potential client engagements; therefore, the Company made the strategic decision to exit the business at the end of fiscal year 2018.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet:

	December 28,	December 29,
	2018	2017
ASSETS
Accounts receivable and unbilled revenue, net of allowance of $12 and $0 at December 28, 2018 and December 29, 2017, respectively	$137	$2,995
Assets related to discontinued operations	$137	$2,995

LIABILITIES
Accrued expenses and other liabilities (1)	$2,300	$329
Liabilities related to discontinued operations	$2,300	$329

(1) The balance at December 28, 2018, primarily represents the accrued severance related to terminated employees.

The following table presents the gain and loss results for our discontinued operations:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Revenue:
Revenue before reimbursements	$2,519	$8,121	$7,811
Reimbursements	496	1,142	963
Total revenue	3,015	9,263	8,774
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	5,340	4,449	4,773
Reimbursable expenses	496	1,142	963
Total cost of service	5,836	5,591	5,736
Selling, general and administrative costs	1,210	1,554	2,002
Total costs and operating expenses	7,046	7,145	7,738
Income from discontinued operations before income taxes	(4,031)	2,118	1,036
Income tax expense (benefit)	(581)	320	170
Gain (loss) from discontinued operations	$(3,450)	$1,798	$866

Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. With regards to common stock subject to vesting requirements and restricted stock units issued to employees, the calculation includes only the vested portion of such stock.

The potential issuance of common shares upon the exercise, conversion or vesting of unvested restricted stock units, common stock subject to vesting, stock options and stock appreciation right units ("SARs"), as calculated under the treasury stock method, may be dilutive. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares outstanding and will increase by the assumed conversion of other potentially dilutive securities during the period.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Basic weighted average common shares outstanding	29,378,643	28,852,251	29,082,253
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	565,950	1,002,380	1,413,893
Common stock issuable upon the exercise of stock options and SARs	2,385,813	2,341,501	2,319,245
Dilutive weighted average common shares outstanding	32,330,406	32,196,132	32,815,391

There were 0.7 million, 0.8 million and 0.8 million shares of underlying awards granted excluded from the above reconciliation for the years ended 2018, 2017, and 2016, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 28, 2018 and December 29, 2017, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2018, 2017, and 2016, no customer accounted for more than 5% of total revenue.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Recent Accounting Pronouncements Not Yet Effective

In February 2016, the FASB issued new guidance on leases. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on December 29, 2018. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on December 29, 2018 using the effective date as the date of initial application. Consequently, financial information will not be restated and the disclosures required under the new standard will not be provided for dates and periods before December 29, 2018.

The new standard provides a number of optional practical expedients for transition purposes, which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on its balance sheet for office operating leases and providing significant new disclosures about its leasing activities. Consequently, on adoption, the Company expects to recognize additional operating liabilities of approximately $9.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The Company does not expect a significant change in its leasing activities between now and adoption. The Company does not expect this amended guidance to have a material impact to its consolidated statements of comprehensive income or its consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 28,	December 29,
	2018	2017
Accounts receivable	$35,794	$41,977
Unbilled revenue	20,454	12,891
Allowance for doubtful accounts	(1,441)	(2,601)
	$54,807	$52,267

Accounts receivable as of December 28, 2018 and December 29, 2017, is net of uncollected advanced billings. Unbilled revenue as of December 28, 2018 and December 29, 2017 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Property and Equipment, net

	December 28,	December 29,
	2018	2017
Equipment	$9,048	$7,194
Software	28,791	33,135
Leasehold improvements	962	410
Furniture and fixtures	540	517
	39,341	41,256
Less accumulated depreciation	(19,591)	(22,405)
	$19,750	$18,851

Depreciation expense for the years ended December 28, 2018, December 29, 2017, and December 30, 2016, was $2.5 million, $2.4 million, and $2.5 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

As a result of the emergence of strict cyber-security requirements, the release of the General Data Protection Regulation (“GDPR”) in Europe, and well publicized data breaches that have occurred with U.S. companies, clients have made significant procedural and process changes that have made the implementation of the Company’s Hackett Performance Exchange data extraction offering extremely difficult. Clients prefer to input or upload spreadsheets to our data collection systems rather than allow for direct data extraction.  Therefore, the Company made the decision to write off the remaining investment of $5.9 million. In addition, as part of the discontinuance of our REL Working Capital practice, the Company decided to eliminate the Working Capital Course that was developed.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 28,	December 29,
	2018	2017
Accrued compensation and benefits	$5,012	$5,217
Accrued bonuses	5,064	3,862
Accrued dividend payable	5,407	4,656
Acquisition earnout accruals	2,559	6,207
Deferred revenue	8,259	9,271
Accrued sales, use, franchise and VAT tax	3,077	3,670
Non-cash stock compensation accrual	872	1,890
Income tax payable	1,769	5,649
Other accrued expenses	2,479	2,263
Total accrued expenses and other liabilities	$34,498	$42,685

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the activity in the restructuring expense accruals in fiscal 2017 (in thousands):

Severance and Other
Employee Costs

Accrual balance at December 30, 2016	$—
Accrual	1,293
Expenditures	1,293
Accrual balance at December 29, 2017	$—

7. Lease Commitments

The Company has operating lease agreements for its premises that expire on various dates through March 2028. Rent expense for the years ended December 28, 2018, December 29, 2017, and December 30, 2016 was $2.9 million, $2.4 million and $2.3 million, respectively.

Future minimum lease commitments under non-cancelable operating leases as of December 28, 2018, are as follows (in thousands):

Rental
Payments
2019	$2,513
2020	1,988
2021	1,619
2022	1,362
2023	515
Thereafter	1,672
Total	$9,669

8. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (“the Term Loan”, and together with the Revolver, the “Credit Facility”). As of the end of January 1, 2016, the Company had fully utilized and paid off its Term Loan. As of the end of 2018 and 2017, the Company had a $6.5 million and a $19.0 million outstanding balance on the Revolver, respectively.

On May 9, 2016, the Company amended and restated the credit agreement with Bank of America to:

•	Provide for up to an additional $25.0 million of borrowing under the Revolver for a total borrowing capacity of $45.0 million; and to
•	Extend the maturity date on the Revolver to May 9, 2021.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 28, 2018, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of December 28, 2018 was 4.00%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 28, 2018, the Company was in compliance with all covenants.

In connection with the Credit Facility, the Company incurred $0.2 million of debt issuance costs during 2017. The Company did not incur any incremental debt issuance costs in 2018. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the accompanying consolidated balance sheet.

As of December 29, 2017, the Company had a debt balance of $6.5 million on the Revolver. During fiscal 2018, the Company borrowed $5.0 million December 28, 2018and has paid down $17.5 million, leaving $6.5 million outstanding under the Revolver, excluding the debt issuance costs of $0.2 million as of December 28, 2018.

Principal
Amortization
Payments
2019	$—
2020	—
2021	6,500
Thereafter	—
Total	$6,500

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2013 and all significant state, local and foreign matters have been concluded for years through 2013. In the first quarter of 2017, the IRS commenced an examination of the Company’s U.S. income tax return for fiscal year 2014. Subsequent to December 28, 2018, the examination was finalized with no changes to the Company’s reported tax.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Domestic	$26,040	$22,038	$28,611
Foreign	6,896	6,082	4,519
Income from operations before income taxes	$32,936	$28,120	$33,130

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Current tax expense
Federal	$3,068	$3,231	$8,969
State	721	445	1,065
Foreign	1,565	669	82
	5,354	4,345	10,116
Deferred tax expense (benefit)
Federal	220	(2,915)	789
State	365	209	667
Foreign	(362)	925	883
	223	(1,781)	2,339
Income tax expense from continuing operations	$5,577	$2,564	$12,455

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
U.S statutory income tax expense rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax expense	2.6	1.5	3.4
Valuation reduction	—	0.2	(0.7)
Tax reform impact on deferred taxes	—	(14.4)	—
Meals and entertainment	1.0	1.0	0.8
Foreign rate differential	0.2	(3.0)	(1.3)
Share based compensation	(3.6)	(12.2)	—
Purchase accounting	(3.1)	1.2
Foreign exchange loss	(0.3)	0.4	0.1
Other, net	(0.9)	(0.6)	0.3
Effective tax rate	16.9%	9.1%	37.6%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 28,	December 29,
	2018	2017
Deferred income tax assets:
Allowance for doubtful accounts	$237	$582
Net operating loss and tax credits carryforward	2,662	2,311
Accrued expenses and other liabilities	5,020	4,257
	7,919	7,150
Valuation allowance	(1,191)	(984)
	6,728	6,166
Deferred income tax liabilities:
Depreciation	(5,271)	(4,787)
Tax over book amortization on goodwill and intangibles	(7,656)	(7,437)
Other items	(236)	(182)
	(13,163)	(12,406)
Net deferred income tax liability	$(6,435)	$(6,240)

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to existing U.S. Internal Revenue Code, including a permanent reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, and it also provides for a one-time transition tax on certain unremitted foreign earnings (the “Transition Tax”).  As a result, the Company recorded a provisional income tax benefit of $4.0 million related to the re-measurement of deferred tax assets and liabilities resulting from the reduction of the federal corporate tax rate.  The Company performed a preliminary analysis of its post-1986 earnings and profits of its foreign subsidiaries and estimated an overall accumulated net deficit, therefore no amounts were recorded relative to the Transition Tax. In accordance with Staff Accounting Bulletin (“SAB”) No. 118, the Company finalized the deferred tax and Transition Tax calculations during the allowed measurement period in 2018. As a result, the Company did not make any changes to the provisional tax amounts recorded in 2017.

The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 in December.  The SAB provides guidance on accounting for the tax effects of the 2017 Tax Act where uncertainty exists, it provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the related accounting under U.S. GAAP.  In accordance with this guidance, the Company recorded provisional amounts for those specific income tax effects of the 2017 Tax Act for which a reasonable estimate could be determined.

As of December 28, 2018, the Company had $1.6 million of U.S. state net operating loss carryforwards. Additionally, at December 28, 2018, the Company had $6.3 million of foreign net operating loss carryforwards, of which $1.9 million related to operations in the United Kingdom, $0.9 million related to operations in France and $0.7 million related to operations in Australia. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 28, 2018 and December 29, 2017, the Company had a valuation allowance of $1.2 million and $1.0 million, respectively, to reduce deferred income tax assets primarily related to foreign net operating loss carryforwards.

The undistributed earnings in foreign subsidiaries at December 31, 2018 was approximately $5.3 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law on December 22, 2017.  The 2017 Tax Act made a significant number of changes to existing U.S. Internal Revenue Code, including a one-time transition tax on certain unremitted foreign earnings (the “Transition Tax”).  The 2017 Tax Act also implements a territorial system, whereby certain foreign subsidiary earnings can be repatriated to the U.S with no federal tax.

The company finalized its Transition Tax calculation during the allowed measurement period in 2018 and computed an overall accumulated net deficit, thus no amounts were recorded relative to the Transition Tax

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 28, 2018 and December 29, 2017, the total amount of accrued income tax-related interest and penalties was $144 thousand and $ 256 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the years ended December 28, 2018 and December 29, 2017 (in thousands):

	Year Ended
	December 28,	December 29,
	2018	2017
Beginning balance	$766	$738
Additions based on tax positions	10	28
Reduction for prior year tax deductions	(374)	—
Ending balance	$402	$766

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

As of December 28, 2018 and December 29, 2017, the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.4 million and $0.8 million, respectively, was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 28, 2018 and December 29, 2017 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share-based compensation included in net income for the years ended December 28, 2018, December 29, 2017, and December 30, 2016 is as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Restricted stock units	$7,283	$7,801	$7,550
Stock options and stock appreciation rights	—	—	—
Common stock subject to vesting requirements	2,027	2,515	1,215
	$9,310	$10,316	$8,765

The number of shares available for future issuance under the Company's stock plans as of December 28, 2018 were 1,798,440. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the market value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.  Stock option activity under the Company’s stock option plans for the year ended December 28, 2018 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 29, 2017	180,167	$4.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 28, 2018	180,167	$4.00	3.22	$2,147,591
Exercisable at December 28, 2018	180,167	$4.00	3.22	$2,147,591

A summary of the Company’s stock option activity for the years ended December 29, 2017 and December 30, 2016 was as follows:

	December 29, 2017		December 30, 2016
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	230,167	$4.00	230,167	4.00
Exercised	(50,000)	4.00	—	—
Forfeited or expired	—	—	—	—
Outstanding at end of year	180,167	$4.00	230,167	$4.00
Exercisable at end of year	180,167	$4.00	230,167	$4.00

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Stock Based Compensation (continued)

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Other information pertaining to stock option activity during the years ended December 28, 2018, December 29, 2017, and December 30, 2016 was as follows (in thousands):

	Year Ended
	December 28, 2018	December 29, 2017	December 30, 2016
Total intrinsic value of stock options exercised	$—	$803	$—

SAR activity for the year ended December 28, 2018 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of December 29, 2017	2,916,563	$4.00	1.31
Granted/Expired/Forfeited	—	—	—
Outstanding as of December 28, 2018	2,916,563	$4.00	$1.31
Exercisable at December 28, 2018	2,916,563	$4.00	$1.31

The following assumptions were used to determine the fair value of the SARs granted to employees:

Expected volatility	43%
Risk-free rate	0.35% - 1.00%
Expected term (in years)	2-6

In March 2013, the Company’s Chief Executive Officer and Chief Financial Officer received SARs totaling 2,916,563 after surrendering their performance-based stock option grants. As of December 28, 2018, no SARs had been exercised.

As of December 28, 2018,  all of the outstanding options and SARs were performance-based.   As of January 1, 2016, all stock compensation expense related to the outstanding options and SARs had been expensed.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three -year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 28, 2018, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 29, 2017	1,519,638	12.96
Granted	460,910	16.74
Vested	(804,065)	10.66
Forfeited	(29,792)	15.42
Nonvested balance as of December 28, 2018	1,146,691	$15.93

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

The Company recorded restricted stock units based compensation expense of $7.3 million, $7.8 million and $7.6 million in 2018, 2017, and 2016, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair market value of the stock on the grant date. As of December 28, 2018, there was $8.9 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued. See Note 5 for further details.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation expense was based on the market value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 28, 2018 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 29, 2017	431,024	$13.52
Granted	7,728	16.01
Vested	(148,589)	8.73
Forfeited	(656)	19.82
Nonvested balance as of December 28, 2018	289,507	$16.03

Common stock subject to vesting requirements of $0.1 million and $3.6 million was issued in 2018 and 2017, respectively, in relation to the equity portion of the Jibe acquisition closing consideration and the Technolab earn-out consideration, respectively.  These shares are subject to a four year vesting period.

The Company recorded compensation expense of $2.0 million, $2.5 million and $1.2 million, during the years ended December 28, 2018, December 29, 2017, and December 30, 2016, respectively, related to common stock subject to vesting requirements.

As of December 28, 2018, there was $2.2 million of total stock-based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six -month intervals at 95% of the fair market value on the last trading day of each six-month period. The aggregate fair market value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  In 2017, subject to shareholder approval, the Company’s Board of Directors agreed to extend the Employee Stock Purchase Plan to July 1, 2023 from July 1, 2018 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 279,606 at that time.  As of 2018, a total of 156,800 shares of common stock were available for purchase under the plan. For plan years 2018, 2017 and 2016 55,045 shares, 67,761 shares and 67,111 shares, respectively, were issued for total proceeds of $0.8 million, $1.0 million, and $1.0 million, respectively. December 28, 2018.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $137.2 million of the Company’s common stock, thereby increasing the total program size to $142.2 million as of

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

December 28, 2018. As of December 28, 2018, the Company had affected cumulative purchases under the plan of $135.3 million, leaving $6.9 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the tender offers mentioned above.

During 2018 and 2017, the Company repurchased 68 thousand and 748 million shares of its common stock, respectively, at an average price per share of $17.82 and $15.11, respectively, for a total cost of $1.2 million and $11.3 million, respectively. As of December 28, 2018 and December 29, 2017, the Company had repurchased 27.0 million and 26.9 million shares of its common stock, respectively, at an average price of $5.0 per share. Subsequent to year end, the Company bought back on the open market 32 thousand shares through the open market for a total of $0.5 million, or $15.84 per share. In addition, subsequent to year end, the Company repurchased 28 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.5 million, or $16.25 per share. The proceeds from the sale of these shares will be used in part to cover estimated tax liabilities associated with previously vested restricted stock units. This leaves $6.0 million available under the repurchase plan for future purchases. During 2018, the Company purchased 73 thousand shares, or $1.3 million, from its executives to cover withholding taxes on the gross value of shares that vested. These shares are not included in the repurchase plan.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf.  In 2018 and 2017, 205 thousand shares were withheld and not issued for a cost of $3.6 million and 268 thousand shares were withheld and not issued for a cost of $4.4 million, respectively, which are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity. Subsequent to December 28, 2018, 143 thousand shares have been withheld for a total cost of $2.7 million.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. The Company has steadily increased the annual dividend since 2012. Most recently, from 2017 to 2018 the dividend increased from $0.30 per share to $0.34 per share.  In 2017, the Company increased the annual dividend to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders of record on June 30, 2017 and December 22, 2017, respectively. In 2018, the Company increased the annual dividend to $0.34 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $5.4 million each paid to shareholders of record on June 29, 2018 and December 21, 2018, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to retained deficit. The dividend declared in December 2017 was paid in January 2018. Subsequent to December 28, 2018, the Company increased its annual dividend to $0.36 per share to be paid on a semi-annual basis.

12. Benefit Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. Effective April 1, 2018, the Company made matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. During fiscal year 2017, the Company made matching contributions of 25% of employee contributions up to 6% of their gross salaries. During fiscal year 2016, the Company made matching contributions of 25% of employee contributions up to 4% of their gross salaries.       The Company’s matching contributions were $1.1 million, $0.5 million and $0.6 million for the fiscal years ended December 28, 2018 December 29, 2017 and December 30, 2016.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Transactions with Related Parties

During the year ended 2018, the Company repurchased 53 thousand shares of the Company’s stock from members of its Board of Directors and Chief Financial Officer for a total cost of $1.0 million or $18.33 per share. In addition, during 2018, the Company utilized 73 thousand tendered shares from the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer to cover withholding taxes of $1.3 million on the February 2018 vesting of RSUs. During the year ended December 28, 2018, the Company bought back 59 thousand shares of its common stock from members of its Board of Directors for $1.2 million or $20.13 per share. Subsequent to year end, the Company repurchased 28 thousand shares of the Company’s stock from members of its Board of Directors and Executive team for a total cost of $0.5 million, or $16.25 per share.    The proceeds from the sale of these shares will be used primarily to cover estimated tax liabilities associated with previously vested restricted stock units.

On May 6, 2016, the Company’s Board of Directors approved the repurchase of 697 thousand shares of its common stock from the Company’s Chief Executive Officer, 732 thousand shares of its common stock from the Company’s Chief Operating Officer, and 73 thousand shares of its common stock from the Company’s Chief Financial Officer for a total of approximately 1.5 million shares at a purchase price of $14.77 per share. The transaction was approved by the Audit Committee of the Board of Directors which is comprised solely of independent directors and was affected as part of the Company’s share repurchase program. See Note 11 for further details.

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

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers have the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of performance targets over the 18 months period following closing for a total of $11.0 million in contingent consideration; a portion of which will be allocated to key employees in both cash and Company stock.  The cash related to the contingent consideration which is to be paid to the sellers is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. This contingent liability has been recorded in the consolidated balance sheet as current accrued expenses and other liabilities. The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As of December 28, 2018, the Company had recorded $3.0 million of acquisition-related compensation expense and non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration. The initial cash consideration was funded from borrowings under the Company’s Revolver.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.   The following table presents the purchase price allocation of the assets acquired and liabilities assumed, based on the fair values (in thousands):

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

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition strongly complements the global strategy and business transformation offerings of the Company.

The sellers’ purchase consideration was £3.2 million in cash. In addition, the sellers have the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months and key personnel have the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense and in non-current accrued expenses and other liabilities. As of December 28, 2018, the Company had recorded a total of $0.2 million of acquisition-related compensation expense and acquisition non-cash stock compensation expense for the cash and equity portion of the contingent consideration. The closing purchase consideration was funded with the Company’s available funds.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.

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
	£1,515

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. From acquisition date through the month ended December 29, 2017, Aecus contributed $3.9 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $0.5 million.  The acquisition related costs incurred during 2017 totaled $0.1 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. The goodwill and intangibles resulting from this transaction are not expected to be deductible under UK tax regulations.

Chartered Institute of Management Accountants

In October 2017, Hackett-REL, Ltd., a subsidiary of the Company located in the United Kingdom, acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also, in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd and The Chartered Institute of Management Accountants was terminated.

The purchase price was allocated to tangible and intangible assets acquired based on their estimated fair values.  The intangible asset will amortize over a four-year period.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
Revenue:
North America	$222,054	$211,195	$220,213
International (primarily European countries)	42,469	43,936	31,883
Revenue from continuing operations before reimbursement	$264,523	$255,131	$252,096

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 28,	December 29,
	2018	2017
Long-lived assets:
North America	$88,317	$90,605
International (primarily European countries)	19,344	19,341
Total long-lived assets	$107,661	$109,946

As of December 28, 2018, December 29, 2017, and December 30, 2016, foreign assets included $ 14.5 million, $ 15.1 million and $11.9 million, respectively, of goodwill related to the REL, Archstone and Aecus acquisitions, in fiscal 2005, 2009 and 2017, respectively.

In the following table, The Hackett Group service group encompasses Benchmarking, Business Transformation and Executive Advisory groups, and includes EPM Technologies. The SAP Solutions group encompasses SAP ERP, AMS and Reseller (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2018	2017	2016
The Hackett Group	$230,972	$215,275	$213,949
SAP Solutions	33,551	39,856	38,147
Revenue from continuing operations before reimbursement	$264,523	$255,131	$252,096

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following table presents unaudited supplemental quarterly financial information for the years ended December 28, 2018 and December 29, 2017 (in thousands, except per share data):

	Quarter Ended
	March 30, 2018	June 29, 2018	September 28, 2018	December 28, 2018
Revenue from continuing operations before reimbursements	$66,039	$68,706	$68,183	$61,595
Operating income (1)	$8,280	$14,243	$8,254	$2,797
Income from continuing operations (1)	$7,301	$11,672	$5,671	$2,715
Income (loss) from discontinued operations (2)	$66	$(151)	$(514)	$(2,851)
Net income (1)	$7,367	$11,521	$5,157	$(136)
Basic net income per common share:
Income per common share from continuing operations	$0.25	$0.40	$0.19	$0.09
Income (loss) per common share from discontinued operations (2)	$-	$(0.01)	$(0.02)	$(0.09)
Net income (loss) per common share	$0.25	$0.39	$0.17	$(0.00)

Diluted net income per common share:
Income per common share from continuing operations	$0.23	$0.36	$0.18	$0.08
Income (loss) per common share from discontinued operations (2)	$-	$(0.00)	$(0.02)	$(0.08)
Net income (loss) per common share	$0.23	$0.36	$0.16	$(0.00)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 29, 2017	December 29, 2017
Revenue from continuing operations before reimbursements	$63,403	$65,679	$63,742	$62,307
Operating income	$7,610	$6,000	$7,279	$7,815
Income (loss) from continuing operations	$7,588	$4,351	$4,782	$8,835
Income (loss) from discontinued operations (2)	$286	$399	$507	$606
Net income (3)	$7,874	$4,750	$5,289	$9,441
Basic net income per common share (4)
Income (loss) per common share from continuing operations	$0.26	$0.15	$0.16	$0.31
Income (loss) per common share from discontinued operations (2)	$0.01	$0.01	$0.02	$0.02
Net income (loss) per common share	$0.27	$0.16	$0.18	$0.33

Diluted net income per common share (4)
Income (loss) per common share from continuing operations	$0.23	$0.14	$0.15	$0.27
Income (loss) per common share from discontinued operations (2)	$0.01	$0.01	$0.02	$0.02
Net income (loss) per common share	$0.24	$0.15	$0.17	$0.29

(1)	The fourth quarter of 2018 included a charge for asset impairments of $6.3 million.
(2)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group in 2018. Prior years have been restated.
(3)

The first quarter of 2017 included a tax benefit for the change in accounting on the vesting of share-based awards. The fourth quarter of 2017 included a tax benefit for the revaluation of the deferred tax liabilities as a result of the recent enacted tax legislation.

(4)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 28, 2018, December 29, 2017, and December 30, 2016

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended December 28, 2018	$2,601	373	(1,533)	$1,441
Year Ended December 29, 2017	$2,574	49	(22)	$2,601
Year Ended December 30, 2016	$1,881	744	(51)	$2,574

ITEM  9.  CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 28, 2018.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 28, 2018, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.'s (the Company) internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Hackett Group, Inc. as of December 28, 2018 and December 29, 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2018, and the related notes and schedules, and our report dated March 8, 2019 expressed an unqualified opinion.

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

March 8, 2019

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 64.

The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

ITEM  16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated March 31, 2008).
3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated January 21, 2015).
10.1	Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-64542)).
10.2	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.3	Amendment to Registrant’s 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).
10.4	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.5

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.6	Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108640)).
10.7	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A for the year ended December 30, 2005).
10.8	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).
10.9	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.10	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.11	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.12	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.13	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.14	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.15	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.16	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.17	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.18	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).

Exhibit No.	Exhibit Description
10.19

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 8, 2019.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 8, 2019
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2019
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 8, 2019
David N. Dungan

/s/ Richard Hamlin	Director	March 8, 2019
Richard Hamlin

/s/ John R. Harris	Director	March 8, 2019
John R. Harris

/s/ Robert A. Rivero	Director	March 8, 2019
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 8, 2019
Alan T. G. Wix