Form 10-Q
period 2019-03-29
HACKETT GROUP, INC.
filed 2019-05-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES    NO  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	HCKT	NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 3, 2019, there were 29,739,882 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 29,	December 28,
	2019	2018
ASSETS
Current assets:
Cash	$10,659	$13,808
Accounts receivable and unbilled revenue, net of allowance of $1,190 and $1,441 at March 29, 2019 and December 28, 2018, respectively	56,012	54,807
Prepaid expenses and other current assets	4,034	4,339
Assets related to discontinued operations	—	137
Total current assets	70,705	73,091

Property and equipment, net	20,643	19,750
Other assets	3,469	3,704
Goodwill, net	84,575	84,207
Operating lease right-of-use assets	8,301	—
Total assets	$187,693	$180,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,375	$7,429
Accrued expenses and other liabilities	26,939	34,498
Operating lease liabilities	2,604	—
Liabilities related to discontinued operations	669	2,300
Total current liabilities	36,587	44,227
Long-term deferred tax liability, net	8,162	6,435
Long-term debt	7,500	6,500
Operating lease liabilities	5,697	—
Total liabilities	57,946	57,162

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized 57,009,472 and 56,607,622 shares issued at March 29, 2019 and December 28, 2018, respectively	58	57
Additional paid-in capital	296,976	296,955
Treasury stock, at cost, 27,187,846 and 27,086,782 shares March 29, 2019 and December 28, 2018, respectively	(138,220)	(136,604)
Accumulated deficit	(18,330)	(25,424)
Accumulated other comprehensive loss	(10,737)	(11,394)
Total shareholders' equity	129,747	123,590
Total liabilities and shareholders' equity	$187,693	$180,752

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 29,	March 30,
	2019	2018
Revenue:
Revenue before reimbursements	$62,370	$66,039
Reimbursements	4,785	5,068
Total revenue	67,155	71,107
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	38,805	40,019
Stock compensation expense	999	1,823
Reimbursable expenses	4,785	5,068
Total cost of service	44,589	46,910
Selling, general and administrative costs	14,341	15,076
Stock compensation expense	705	841
Acquisition-related contingent consideration liability	(1,070)	—
Total costs and operating expenses	58,565	62,827
Income from operations	8,590	8,280

Other expense:
Interest expense	(101)	(179)
Income from operations before income taxes	8,489	8,101
Income tax expense	1,440	800
Income from continuing operations	7,049	7,301
Gain from discontinued operations	45	66
Net income	$7,094	$7,367

Basic net income per common share:
Income per common share from continuing operations	$0.24	$0.25
Gain per common share from discontinued operations	0.00	0.00
Net income per common share	$0.24	$0.25

Diluted net income per common share:
Income per common share from continuing operations	$0.22	$0.23
Gain per common share from discontinued operations	0.00	0.00
Net income per common share	$0.22	$0.23

Weighted average common shares outstanding:
Basic	29,683	29,089
Diluted	32,294	31,815

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 29,	March 30,
	2019	2018
Net income	$7,094	$7,367
Foreign currency translation adjustment	657	1,152
Total comprehensive income	$7,751	$8,519

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 29,	March 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,094	$7,367
Less gain from discontinued operations	45	66
Net income from continuing operations	7,049	7,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	606	580
Amortization expense	299	613
Amortization of debt issuance costs	23	23
Non-cash stock compensation expense	1,704	2,684
Provision for doubtful accounts	507	68
(Gain) loss on foreign currency translation	(64)	200
Release of valuation allowance	1,714	1,389
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and unbilled revenue	(1,592)	3,089
(Increase) decrease in prepaid expenses and other assets	301	(1,202)
Increase (decrease) in accounts payable	(1,054)	187
Increase (decrease) in accrued expenses and other liabilities	(2,176)	3,092
Decrease in income tax payable	(603)	(887)
Net cash provided by operating activities	6,759	17,203
Cash flows from investing activities:
Purchases of property and equipment	(1,505)	(2,363)
Net cash used in investing activities	(1,505)	(2,363)
Cash flows from financing activities:
Proceeds from borrowings	1,000	—
Dividends paid	(5,407)	(4,656)
Repurchase of common stock	(3,990)	(3,967)
Net cash used in financing activities	(8,397)	(8,623)
Effect of exchange rate on cash	(6)	(63)
Net increase (decrease) in cash and cash equivalents	(3,149)	6,154
Cash at beginning of period	13,808	17,512
Cash at end of period	$10,659	$23,666
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$315	$69
Cash paid for interest	$87	$141

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	394	1	(2,373)	—	—	—	—	(2,372)
Treasury stock purchased	—	—	—	(102)	(1,616)	—	—	(1,616)
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	2,394	—	—	—	—	2,394
Dividends declared	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,094	—	7,094
Foreign currency translation	—	—	—	—	—	—	657	657
Balance at March 29, 2019	57,009	$58	$296,976	(27,188)	$(138,220)	$(18,330)	$(10,737)	$129,747

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	721	1	(3,004)	—	—	—	—	(3,003)
Treasury stock purchased	—	—	1,346	(126)	(2,310)	—	—	(964)
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	3,557	—	—	—	—	3,557
Dividends declared	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,367	—	7,367
Foreign currency translation	—	—	—	—	—	—	1,152	1,152
Balance at March 30, 2018	56,466	$57	$290,196	(27,071)	$(136,364)	$(31,148)	$(7,357)	$115,384

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2018, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2019. The consolidated results of operations for the quarter ended March 29, 2019, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

We generate our revenue under four types of billing arrangements: fixed-fee (including software license revenue); time-and-materials; executive and best practice advisory services; and software sales, maintenance and support.

In fixed-fee billing arrangements, which would also include contracts with capped fees, we agree to a pre-established fee or fee cap in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or mile-stone driven, with net thirty-day terms.

Time-and-material billing arrangements require the client to pay based on the number of hours worked by our consultants at agreed upon hourly rates. We recognize revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates.  The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs.  There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement.  Revenue from advisory service contracts is recognized ratably over the life of the agreements.  Customers are typically invoiced at the inception of the contract, with net thirty-day terms.

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and the maintenance is sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter ended March 29, 2019, the Company recognized $4.0 million of revenue as a result of changes in deferred revenue liability balance, as compared to $4.8 million   for the quarter ended March 30, 2018.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters ended March 29, 2019 and March 30, 2018:

	Quarter Ended
	March 29,	March 30,
	2019	2018
Consulting	$61,831	$65,327
Software License Sales	539	712
Revenue before reimbursements from continuing operations	$62,370	$66,039

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 28, 2018, and December 29, 2017, the Company had $1.2 million and $1.4 million, respectively, of deferred commissions, of which $0.1 million and $0.3 million was amortized during the first three months of each respective year.     No impairment loss was recognized relating to the capitalization of deferred commission.

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

Discontinued Operations

The Company’s European REL Working Capital group’s sales had declined over the past several years as European countries have experienced continued economic recoveries and improved cash balances.  Companies are holding high cash reserves which drove working capital project sales of this group down across all of Europe. The REL practice had a limited pipeline of potential client engagements; therefore, the Company made the strategic decision to exit the business at the end of fiscal year 2018.

The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet:

	March 29,	December 28,
	2019	2018
ASSETS
Accounts receivable and unbilled revenue (no allowance as of March 29, 2019 and December 28, 2018)	$—	$137
Assets related to discontinued operations	$—	$137
LIABILITIES
Accrued expenses and other liabilities (1)	$669	$2,300
Liabilities related to discontinued operations	$669	$2,300

(1) The balance at March 29, 2019 and December 28, 2018, primarily represents the accrued severance related to terminated employees.

The following table presents the gain and loss results for the Company’s discontinued operations:

	Quarter Ended
	March 29,	March 30,
	2019	2018
Revenue:
Revenue before reimbursements	$92	$1,436
Reimbursements	17	190
Total revenue	109	1,626
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	39	1,037
Reimbursable expenses	17	190
Total cost of service	56	1,227
Selling, general and administrative costs	(5)	359
Total costs and operating expenses	51	1,586
Income from discontinued operations before income taxes	58	40
Income tax expense (benefit)	13	(26)
Gain from discontinued operations	$45	$66

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 29, 2019 and December 28, 2018, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle establishes a right-of-use model (ROU) that requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessees has remain largely consistent with previous guidance. The Company adopted the amended guidance effective December 29, 2018, including interim periods within this fiscal year, using the effective date as the date of initial application. Consequently, on adoption, the Company recognized additional operating liabilities of approximately $9.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The amended guidance did not have a material impact on the Company’s consolidated statements of comprehensive income or its consolidated statements of cash flows. See Note 5 for additional information.

In July 2018, the FASB issued ASU 2018-09, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance.  The amendments in the ASU represent changes that clarify, correct errors in, or make minor improvements to the Codification.  Ultimately, the amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications.  Some of the amendments in this ASU do not require transition guidance and are effective upon issuance of the ASU, while many of the amendments have transition guidance with effective dates for annual periods beginning after December 15, 2018.  The adoption of the amendments in this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Company does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 29,	March 30,
	2019	2018
Basic weighted average common shares outstanding	29,682,888	29,089,356

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	239,047	370,339
Common stock issuable upon the exercise of stock options and SARs	2,372,515	2,355,118
Dilutive weighted average common shares outstanding	32,294,450	31,814,813

Approximately 4 thousand shares and 21 shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 29, 2019 and March 30, 2018, respectively,   as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 29,	December 28,
	2019	2018
Accounts receivable	$37,140	$35,794
Unbilled revenue	20,062	20,454
Allowance for doubtful accounts	(1,190)	(1,441)
Accounts receivable and unbilled revenue, net	$56,012	$54,807

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 29,	December 28,
	2019	2018
Accrued compensation and benefits	$8,286	$5,012
Accrued bonuses	389	5,064
Accrued dividend payable	—	5,407
Acquisition earnout accruals	1,359	2,559
Deferred revenue	11,216	8,259
Accrued sales, use, franchise and VAT tax	2,221	3,077
Non-cash stock compensation accrual	525	872
Income tax payable	1,167	1,769
Other accrued expenses	1,776	2,479
Total accrued expenses and other liabilities	$26,939	$34,498

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Leases

As described in Note 1 “Recently Issued Accounting Standards”, effective December 29, 2018, the Company adopted the new lease accounting standard. The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 and 10 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right of use asset.

The components of lease expense were as follows (in thousands):

Operating lease cost	$690

Total net lease costs	$690

The weighted average remaining lease term is 5.4 years.  Assuming the Company exercises its opt-out option in year 5 for the London office lease, the weighted average remaining lease term would be 3.3 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the three months ended March 29, 2019, the Company paid $0.7 million from operating cash flows for operating leases.

Future minimum lease payments under non-cancellable operating leases as of March 29, 2019, were as follows (in thousands):

2019 (excluding the three months ended March 29, 2019	$1,978
2020	2,067
2021	1,622
2022	1,380
2023	501
2024 and thereafter	1,726
Total lease payments	9,274
Less imputed interest	(973)
Total	$8,301

As of March 29, 2019, the Company does not have any additional operating leases that have not yet commenced.

6. Credit Facility

In February 2012, the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (the “Term Loan”, and together with the Revolver, the “Credit Facility”).  The Company has fully utilized and repaid its Term Loan.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

During the quarter ended March 29, 2019, the Company borrowed $1.0 million under the Revolver, and had a balance of $7.5 million outstanding as of March 29, 2019.   The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 29, 2019, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of March 29, 2019, was 4.0%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of March 29, 2019, the Company was in compliance with all covenants.

7. Stock Based Compensation

During the three months ended March 29, 2019, the Company issued 407,531 restricted stock units at a weighted average grant-date fair value of $18.57 per share. As of March 29, 2019, the Company had 1,001,781 restricted stock units outstanding at a weighted average grant-date fair value of $17.36 per share. As of March 29, 2019, $14.3 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years.

As of March 29, 2019, the Company had 174,733 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $19.82 per share. As of March 29, 2019, $1.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of March 29, 2019, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months ended March 29, 2019, the Company repurchased 101 thousand shares of its common stock at an average price of $15.99 per share for a total cost of $1.6 million.  As of March 29, 2019, the Company had a total authorization remaining of $5.3 million under its repurchase plan with a  total authorization of $142.2 million. Subsequent to March 29, 2019, the Company repurchased an additional 82 thousand shares of its common stock at an average price of $15.56 per share for a total cost of $1.3 million.

During the quarter ended March 30, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33  per share for a total cost of $1.0 million.

The shares repurchased under the share repurchase plan during the quarter ended March 29, 2019, do not include 123   thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $2.4 million.     During the quarter ended March 30, 2018, the Company bought back 175 thousand   shares at a cost of $3.0 million to satisfy employee net vesting obligations.

Dividend Program

In 2018, the Company increased the annual dividend from $0.30 per share to $0.34 per share to be paid on a semi-annual basis. During the first quarter of 2019, the Company paid its second semi-annual dividend payment to shareholders, which was declared in 2018 of $5.4 million.   Also during the quarter ended March 29, 2019, the Company increased its annual dividend to $0.36 per share to be paid on a semi-annual basis.   Subsequent to March 29, 2019, the Company declared its semi-annual dividend of $0.18 per share for shareholders of record as of June 28, 2019, which is to be paid on July 10, 2019. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the three months ended March 29, 2019, the Company bought back 28 thousand shares of its common stock from members of its Board of Directors for $0.5 million, or $16.25 per share.

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

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 29,	March 30,
	2019	2018
Revenue before reimbursements:
North America	$52,537	$53,525
International (primarily European countries)	9,833	12,514
Revenue before reimbursements	$62,370	$66,039

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 29,	December 28,
	2019	2018
Long-lived assets:
North America	$89,404	$88,317
International (primarily European countries)	19,283	19,344
Total long-lived assets	$108,687	$107,661

As of March 29, 2019 and December 28, 2018, foreign assets included $14.6 million and $14.5 million, respectively, of goodwill related to acquisitions.

In the following table, Strategy and Business Transformation Group (S&BT) includes the results of our Executive Advisory Programs, Benchmarking Services, and Business Transformation Practices.  ERP, EPM and Analytics Solutions (EEA) includes the results of our Oracle EEA and SAP Solutions Practices (in thousands):

	Quarter Ended
	March 29,	March 30,
	2019	2018
S&BT	$33,270	$35,139
EEA	29,100	30,900
Revenue before reimbursements	$62,370	$66,039

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

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The initial cash consideration was funded from borrowings under the Revolver. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers had the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of the performance targets over the 18 month period following closing for a total of $11.0 million in contingent consideration, a portion of which will be allocated to key employees in both cash and Company stock.

The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. Due to the projected earnout results, during the first quarter of 2019, the acquisition-related purchase consideration and compensation expense allocated to both the selling shareholders and key employees resulted in a benefit. During the quarter ended March 29, 2019, the Company recorded a benefit of $1.1 million   in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition.  During the quarter ended March 29, 2019, the Company recorded, in personnel costs before reimbursements on the consolidated statement of operations,   a benefit of $0.1 million, respectively, related to the key employees’ portion of the cash related contingent consideration.  Management utilizes the most recent financial results from which to base these estimates. These contingent liabilities have been recorded in the consolidated balance sheet as current accrued expenses and other liabilities.

The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As mentioned above, due to the projected results, the Company recorded a $0.3 million benefit during the quarter ended March 29, 2019, of    acquisition-related non-cash stock     compensation in cost of sales on the consolidated statement of operations.

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

During the first quarter of 2018, the Company recorded a £0.5 million compensation benefit from acquisition-related cash and non-cash compensation for the cash portion of the contingent consideration.   As of fiscal year end 2018, the cash portion of the contingent earnout had been fully accounted for.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2018. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In the following discussion, Strategy and Business Transformation Group (S&BT) includes the results of our Executive Advisory Programs, Benchmarking Services, Business Transformation Practices and IP as a Service.  ERP, EPM and Analytics Solutions (EEA) includes the results of our Oracle EEA and SAP Solutions Practices.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended
	March 29,		March 30,
	2019		2018
Revenue:
Revenue before reimbursements	$62,370	100.0%	$66,039	100.0%
Reimbursements	4,785		5,068
Total revenue	67,155		71,107
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	38,934	62.4%	40,604	61.5%
Stock compensation expense	920		1,023
Acquisition-related compensation benefit	(129)		(585)
Acquisition-related non-cash stock compensation expense	79		800
Reimbursable expenses	4,785		5,068
Total cost of service	44,589		46,910
Selling, general and administrative costs	14,042	22.5%	14,463	21.9%
Non-cash stock compensation expense	705		841
Amortization of intangible assets	299		613
Acquisition-related contingent consideration liability	(1,070)		—
Total selling, general, and administrative expenses	13,976		15,917
Total costs and operating expenses	58,565		62,827
Income from operations	8,590	13.8%	8,280	12.5%
Other expense:
Interest expense	(101)		(179)
Income from continuing operations before income taxes	8,489	13.6%	8,101	12.3%
Income tax expense	1,440	2.3%	800	1.2%
Income from continuing operations (net of taxes)	7,049		7,301
Gain from discontinued operations	45		66
Net income	$7,094	11.4%	$7,367	11.2%
Diluted net income per common share	$0.22		$0.23

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2019 and the comparable period of 2018. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased by 5.6%, to $62.4 million in the first quarter of 2019, as compared to $66.0 million in the same period of 2018. In the first quarter of 2019 and 2018, no customer accounted for more than 5% of our total revenue.

S&BT net revenue decreased 5.3%, to $33.3 million during the first quarter of 2019, as compared to $35.1 million in the same period of 2018. S&BT U.S. revenue was down 1.8% during the first quarter of 2019 to $24.3 million, as compared to $24.8 million in the same period of 2018. This decrease is primarily due to lower international revenue, the timing of year-end holidays and the delayed start of several consulting projects scheduled to begin in January that impacted the first quarter.

EEA net revenue decreased 5.8%, to $29.1 million during the first quarter of 2019, as compared to $30.9 million in the same period of 2018, primarily due to the decline of on-premise implementation revenue as well as our slow start in the year in January.

Total Company international net revenue accounted for 17% of total Company net revenue during both the first quarter of 2019 and 2018.

Reimbursements as a percentage of total net revenue were 8% during both the first quarter of 2019 and 2018. Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs decreased 4%, to $38.9 million, for the first quarter of 2019 from $40.6 million in the same period of 2018. The decrease was primarily a result of lower utilization of subcontractors during the quarter.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for the first quarter of 2019 and 61% for the first quarter of 2018.

Non-cash stock compensation expense was $0.9 million for the first quarter of 2019, as compared to $1.0 million for the same period of 2018.

The acquisition-related compensation benefit in all periods relates to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which is subject to service vesting and as a result has been recorded as compensation expense. During the first quarter of 2019, the acquisition-related compensation expense for Jibe resulted in a benefit. In the first quarter of 2018, the acquisition-related compensation expense for Aecus resulted in a benefit. Both benefits were a result of the decrease in the amount of estimated earnout achieved. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition related non-cash stock compensation expense in 2019 and 2018 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the Jibe and Aecus acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $14.0 million for the first quarter of 2019, as compared to $14.5 million for the same period in 2018. These SG&A costs as a percentage of revenue before reimbursements were 23% and 22% during the first quarter of 2019 and 2018, respectively.

Amortization expense was $0.3 million in the first quarter of 2019, as compared to $0.6 million in the same period in 2018. The amortization expense in 2019 relates to the amortization of the intangible assets acquired in our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The 2018 amortization expense also includes the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The intangible assets relate to customer relationships, customer backlog and non-compete agreements. The Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the first quarter of 2019, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability.

Income Taxes. During the first quarter of 2019, we recorded $1.4 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 17%. In the first quarter of 2018, we recorded $0.8 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 10%.  All periods were impacted as a result of the adoption of a new pronouncement relating to the accounting on the vesting of share-based awards.

Liquidity and Capital Resources

As of March 29, 2019, and December 28, 2018, we had $10.7 million and $13.8 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 29,	March 30,
	2019	2018
Cash flows provided by operating activities	$6,759	$17,203
Cash flows used in investing activities	$(1,505)	$(2,363)
Cash flows used in financing activities	$(8,397)	$(8,623)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.8 million during the first three months of 2019, as compared to $17.2 million during the same period in 2018. In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by an increase in accounts receivable and unbilled revenue and a decrease in accounts payable and accrued expenses and liabilities. In 2018, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, increases in accrued expenses, and a decrease in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million and $2.4 million during the first three months of 2019 and 2018, respectively. During 2019 and 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the global rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.4 million and $8.6 million during 2019 and 2018, respectively. The usage of cash in 2019 primarily related to the dividend payment of $5.4 million and the repurchase of $4.0 million of the Company’s common stock, partially offset by borrowing under the Revolver of $1.0 million. The usage of cash in 2018 was primarily related to the dividend payment of $4.7 million and the repurchase of $4.0 million of the Company’s common stock.

As of March 29, 2019, we had $7.5 million outstanding under the Revolver, with a remaining capacity of $37.5 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 29, 2019, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver did not have had a material impact on our results of operations for the quarter ended March 29, 2019.

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

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 29, 2019, the Company repurchased 101 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of March 29, 2019, the Company had $5.3 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 28, 2018	—	$—	—	$6,933,691
December 29, 2018 to January 25, 2019	9,927	$15.86	9,927	$6,776,289
January 26, 2019 to February 22, 2019	27,745	$16.25	27,745	$6,235,432
February 23, 2019 to March 29, 2019	63,392	$15.89	63,392	$5,317,933
	101,064	$15.99	101,064

Shares repurchased during the quarter ended March 29, 2019 under the repurchase plan approved by the Company's Board of Directors do not include 123 thousand shares for a cost of $2.4 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 8, 2019	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer