Form 10-Q
period 2019-06-28
HACKETT GROUP, INC.
filed 2019-08-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

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

As of July 31, 2019, there were 29,856,247 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 28,	December 28,
	2019	2018
ASSETS
Current assets:
Cash	$16,682	$13,808
Accounts receivable and unbilled revenue, net of allowance of $992 and $1,441 at June 28, 2019 and December 28, 2018, respectively	54,547	54,807
Prepaid expenses and other current assets	4,086	4,339
Assets related to discontinued operations	—	137
Total current assets	75,315	73,091

Property and equipment, net	21,112	19,750
Other assets	3,116	3,704
Goodwill, net	84,213	84,207
Operating lease right-of-use assets	7,613	—
Total assets	$191,369	$180,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,767	$7,429
Accrued expenses and other liabilities	33,114	34,498
Operating lease liabilities	2,376	—
Liabilities related to discontinued operations	31	2,300
Total current liabilities	42,288	44,227
Long-term deferred tax liability, net	8,143	6,435
Long-term debt	4,500	6,500
Operating lease liabilities	5,237	—
Total liabilities	60,168	57,162

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized 57,129,647 and 56,607,622 shares issued at June 28, 2019 and December 28, 2018, respectively	58	57
Additional paid-in capital	299,342	296,955
Treasury stock, at cost, 27,280,200 and 27,086,782 shares June 28, 2019 and December 28, 2018, respectively	(139,660)	(136,604)
Accumulated deficit	(17,130)	(25,424)
Accumulated other comprehensive loss	(11,409)	(11,394)
Total shareholders' equity	131,201	123,590
Total liabilities and shareholders' equity	$191,369	$180,752

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$67,976	$68,706	$130,346	134,745
Reimbursements	5,545	5,821	10,330	10,889
Total revenue	73,521	74,527	140,676	145,634
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	40,661	41,944	79,466	81,963
Stock compensation expense	1,311	898	2,310	2,721
Reimbursable expenses	5,545	5,821	10,330	10,889
Total cost of service	47,517	48,663	92,106	95,573
Selling, general and administrative costs	15,413	15,370	29,754	30,446
Stock compensation expense	787	804	1,492	1,645
Acquisition-related contingent consideration liability	45	(4,553)	(1,025)	(4,553)
Total costs and operating expenses	63,762	60,284	122,327	123,111
Income from operations	9,759	14,243	18,349	22,523

Other expense:
Interest expense	(105)	(178)	(206)	(357)
Income from operations before income taxes	9,654	14,065	18,143	22,166
Income tax expense	2,614	2,393	4,054	3,193
Income from continuing operations	7,040	11,672	14,089	18,973
Loss from discontinued operations	(51)	(151)	(6)	(85)
Net income	$6,989	$11,521	$14,083	$18,888

Basic net income per common share:
Income per common share from continuing operations	$0.23	$0.40	$0.47	$0.65
Loss per common share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Net income per common share	$0.23	$0.39	$0.47	$0.65

Diluted net income per common share:
Income per common share from continuing operations	$0.22	$0.36	$0.44	$0.59
Loss per common share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income per common share	$0.22	$0.36	$0.44	$0.59

Weighted average common shares outstanding:
Basic	29,823	29,430	29,753	29,260
Diluted	32,374	32,235	32,334	32,025

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Net income	$6,989	$11,521	$14,083	$18,888
Foreign currency translation adjustment	(672)	(2,346)	(15)	(1,194)
Total comprehensive income	$6,317	$9,175	$14,068	$17,694

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28,	June 29,
	2019	2018
Cash flows from operating activities:
Net income	$14,083	$18,888
Less loss from discontinued operations	(6)	(85)
Net income from continuing operations	14,089	18,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,435	1,204
Amortization expense	553	1,204
Amortization of debt issuance costs	46	46
Non-cash stock compensation expense	3,802	4,412
Provision for doubtful accounts	606	196
Gain on foreign currency translation	(57)	(297)
Release of valuation allowance	1,714	1,860
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(246)	(1,551)
(Increase) decrease in prepaid expenses and other assets	324	(953)
Decrease in accounts payable	(661)	(34)
Decrease in accrued expenses and other liabilities	(4,311)	(5,895)
Increase (decrease) in income tax payable	744	(4,247)
Net cash provided by operating activities	18,032	14,833
Cash flows from investing activities:
Purchases of property and equipment	(2,819)	(5,161)
Net cash used in investing activities	(2,819)	(5,161)
Cash flows from financing activities:
Proceeds from issuance of common stock	418	387
Proceeds from borrowings	1,000	—
Repayment of borrowings	(3,000)	(5,500)
Dividends paid	(5,407)	(4,656)
Repurchase of common stock	(5,443)	(4,149)
Net cash used in financing activities	(12,432)	(13,918)
Effect of exchange rate on cash	93	4
Net increase (decrease) in cash and cash equivalents	2,874	(4,242)
Cash at beginning of period	13,808	17,512
Cash at end of period	$16,682	$13,270
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,578	$5,400
Cash paid for interest	$149	$296

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	394	1	(2,373)	—	—	—	—	(2,372)
Treasury stock purchased	—	—	—	(102)	(1,616)	—	—	(1,616)
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	2,394	—	—	—	—	2,394
Dividends declared	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,094	—	7,094
Foreign currency translation	—	—	—	—	—	—	657	657
Balance at March 29, 2019	57,009	$58	$296,976	(27,188)	$(138,220)	$(18,330)	$(10,737)	$129,747
Issuance of common stock	121	—	405	—	—	—	—	405
Treasury stock purchased	—	—	—	(92)	(1,440)	—	—	(1,440)
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	1,961	—	—	—	—	1,961
Dividends declared	—	—	—	—	—	(5,789)	—	(5,789)
Net income	—	—	—	—	—	6,989	—	6,989
Foreign currency translation	—	—	—	—	—	—	(672)	(672)
Balance at June 28, 2019	57,130	$58	$299,342	(27,280)	$(139,660)	$(17,130)	$(11,409)	$131,201

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	721	1	(3,004)	—	—	—	—	(3,003)
Treasury stock purchased	—	—	1,346	(126)	(2,310)	—	—	(964)
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	3,557	—	—	—	—	3,557
Dividends declared	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	7,367	—	7,367
Foreign currency translation	—	—	—	—	—	—	1,152	1,152
Balance at March 30, 2018	56,466	$57	$290,196	(27,071)	$(136,364)	$(31,148)	$(7,357)	$115,384
Issuance of common stock	56	—	205	—	—	—	—	205
Treasury stock purchased	—	—	—	—	—	—	—	—
Amortization of restricted stock units and common stock subject to
vesting requirements	—	—	2,264	—	—	—	—	2,264
Dividends declared	—	—	—	—	—	(5,396)	—	(5,396)
Net income	—	—	—	—	—	11,521	—	11,521
Foreign currency translation	—	—	—	—	—	—	(2,346)	(2,346)
Balance at June 29, 2018	56,522	$57	$292,665	(27,071)	$(136,364)	$(25,023)	$(9,703)	$121,632

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2018, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2019. The consolidated results of operations for the quarter and six months ended June 28, 2019, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is typically contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter and six months ended June 28, 2019, the Company recognized $4.3 million and $8.3 million, respectively, of revenue as a result of changes in deferred revenue liability balance, as compared to $5.0 million and $9.8 million for the quarter and six months ended June 29, 2018, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and six months ended June 28, 2019 and June 29, 2018:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Consulting	$66,908	$67,962	$128,739	$133,289
Software License Sales	1,068	744	1,607	1,456
Revenue before reimbursements from continuing operations	$67,976	$68,706	$130,346	$134,745

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 28, 2018, and December 29, 2017, the Company had $1.2 million and $1.4 million, respectively, of deferred commissions, of which $0.3 million and $0.5 million was amortized during the quarter and six months of each respective year.     No impairment loss was recognized relating to the capitalization of deferred commission.

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

The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet:

	June 28,	December 28,
	2019	2018
ASSETS
Accounts receivable and unbilled revenue (no allowance as of June 28, 2019 and December 28, 2018)	$—	$137
Assets related to discontinued operations	$-	$137
LIABILITIES
Accrued expenses and other liabilities (1)	$31	$2,300
Liabilities related to discontinued operations	$31	$2,300

(1) The balance at December 28, 2018, primarily represents the accrued severance related to terminated employees.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The following table presents the gain and loss results for the Company’s discontinued operations:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$(17)	$908	$75	$2,344
Reimbursements	—	214	17	404
Total revenue	(17)	1,122	92	2,748
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	(15)	870	24	1,907
Reimbursable expenses	—	214	17	404
Total cost of service	(15)	1,084	41	2,311
Selling, general and administrative costs	61	243	56	602
Total costs and operating expenses	46	1,327	97	2,913
Loss from discontinued operations before income taxes	(63)	(205)	(5)	(165)
Income tax expense (benefit)	(12)	(54)	1	(80)
Loss from discontinued operations	$(51)	$(151)	$(6)	$(85)

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 28, 2019 and December 28, 2018, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	29,822,917	29,429,925	29,752,903	29,259,641

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	222,438	469,702	230,742	420,020
Common stock issuable upon the exercise of stock options and SARs	2,328,797	2,335,458	2,350,656	2,345,288
Dilutive weighted average common shares outstanding	32,374,152	32,235,085	32,334,301	32,024,949

Approximately 9 thousand shares and 13 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 28, 2019, respectively, as compared to 843  shares and 864 shares for the quarter and six months ended  June 29, 2018, respectively,   as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 28,	December 28,
	2019	2018
Accounts receivable	$32,686	$35,794
Unbilled revenue	22,853	20,454
Allowance for doubtful accounts	(992)	(1,441)
Accounts receivable and unbilled revenue, net	$54,547	$54,807

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 28,	December 28,
	2019	2018
Accrued compensation and benefits	$7,609	$5,012
Accrued bonuses	950	5,064
Accrued dividend payable	5,788	5,407
Acquisition earnout accruals	1,251	2,559
Deferred revenue	10,498	8,259
Accrued sales, use, franchise and VAT tax	2,222	3,077
Non-cash stock compensation accrual	538	872
Income tax payable	2,535	1,769
Other accrued expenses	1,723	2,479
Total accrued expenses and other liabilities	$33,114	$34,498

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

The components of lease expense during the three and six months ended June 28, 2019, were as follows (in thousands):

	Three Months	Six Months
Operating lease cost	$708	$1,398

Total net lease costs	$708	$1,398

The weighted average remaining lease term is 5.3 years.  Assuming the Company exercises its opt-out option in year 5 for the London office lease, the weighted average remaining lease term would be 3.2 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and six months ended June 28, 2019, the Company paid $0.7 million and $1.4 million, respectively, from operating cash flows for operating leases.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Leases (continued)

Future minimum lease payments under non-cancellable operating leases as of June 28, 2019, were as follows (in thousands):

2019 (excluding the six months ended June 28, 2019	$1,259
2020	2,057
2021	1,613
2022	1,371
2023	492
2024 and thereafter	1,705
Total lease payments	8,497
Less imputed interest	(884)
Total	$7,613

As of June 28, 2019, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

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

During the quarter and six months ended June 28, 2019, the Company paid down $3.0 million and a net $2.0 million under the Revolver, respectively, which had a balance of $4.5 million outstanding as of June 28, 2019.   The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 28, 2019, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of June 28, 2019, was 3.9%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of June 28, 2019, the Company was in compliance with all covenants.

7. Stock Based Compensation

During the six months ended June 28, 2019, the Company issued 413,636 restricted stock units at a weighted average grant-date fair value of $18.53 per share. As of June 28, 2019, the Company had 985,258 restricted stock units outstanding at a weighted average grant-date fair value of $17.38 per share. As of June 28, 2019, $12.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

During the quarter ended June 28, 2019, 21,276 shares of common stock subject to vesting requirements were issued at a weighted average grant-date fair value of $15.29 per share. As of June 28, 2019, the Company had 109,293 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $18.94 per share. As of June 28, 2019, $1.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 2.0 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of June 28, 2019, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months and six months ended June 28, 2019, the Company repurchased 92 thousand and 193 thousand shares, respectively, of its common stock at an average price of $15.59 and $15.80 per share, respectively, for a total cost of $1.4 million and $3.1 million, respectively.  As of June 28, 2019, the Company had a total authorization remaining of $3.9 million under its repurchase plan with a  total authorization of $142.2 million.

During the six months ended June 29, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33  per share for a total cost of $1.0 million.

The shares repurchased under the share repurchase plan during the quarter and six months ended June 28, 2019, do not include 825 shares and 124 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $14 thousand and $2.4 million, respectively.     During the quarter and six months ended June 29, 2018, the Company bought back 11 thousand and 184 thousand shares, respectively, at a cost of $0.2 million and $3.1 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In early 2019, the Company increased the 2019 annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis. During the second quarter of 2019, the Company declared its semi-annual dividend of $0.18 per share, which was paid on July 10, 2019, for a total of $5.8 million.     These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit.

9. Transactions with Related Parties

During the six months ended June 28, 2019, the Company bought back 28 thousand shares of its common stock from members of its Board of Directors for $0.5 million, or $16.25 per share.

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

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Revenue before reimbursements:
North America	$56,750	$57,245	$109,287	$110,770
International (primarily European countries)	11,226	11,461	21,059	23,975
Revenue before reimbursements from continuing operations	$67,976	$68,706	$130,346	$134,745

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 28,	December 28,
	2019	2018
Long-lived assets:
North America	$92,758	$88,317
International (primarily European countries)	23,296	19,344
Total long-lived assets	$116,054	$107,661

As of June 28, 2019 and December 28, 2018, foreign assets included $14.2 million and $14.5 million, respectively, of goodwill related to acquisitions. As of June 28, 2019, foreign assets included $4.8 million of operating lease right of use assets.

In the following table, Strategy and Business Transformation Group (S&BT) includes the results of our Executive Advisory Programs, Benchmarking Services, and Business Transformation Practices.  ERP, EPM and Analytics Solutions (EEA) includes the results of our Oracle EEA and SAP Solutions Practices (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
S&BT	$35,718	$37,816	$68,988	$72,955
EEA	32,258	30,890	61,358	61,790
Revenue before reimbursements from continuing operations	$67,976	$68,706	$130,346	$134,745

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

The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. During the second quarter and six months ended June 28, 2019, the Company recorded expense of $45 thousand and a benefit of $1.0 million, respectively. During both the second quarter and six months ended June 29, 2018, the Company recorded a benefit of $4.6 million in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition earnout expectations.

During the six months ended June 28, 2019, the Company recorded, in personnel costs before reimbursements on the consolidated statement of operations, a benefit of $0.1 million, related to the key employees’ portion of the cash related contingent consideration.  Management utilized the most recent financial results from which to base these estimates. These contingent liabilities have been recorded in the consolidated balance sheet as current accrued expenses and other liabilities.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. As mentioned above, due to the projected results, the Company recorded a $0.2 million benefit during the six months ended June 28, 2019, of acquisition-related non-cash stock compensation in cost of sales on the consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Six Months Ended
	June 28,		June 29,		June 28,		June 29,
	2019		2018		2019		2018
Revenue:
Revenue before reimbursements	$67,976	100.0%	$68,706	100.0%	$130,346	100.0%	$134,745	100.0%
Reimbursements	5,545		5,821		10,330		10,889
Total revenue	73,521		74,527		140,676		145,634

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	40,820	60.1%	42,148	61.3%	79,754	61.2%	82,752	61.4%
Stock compensation expense	1,022		977		1,942		2,000
Acquisition-related compensation benefit	(159)		(204)		(288)		(789)
Acquisition-related non-cash stock compensation expense	289		(79)		368		721
Reimbursable expenses	5,545		5,821		10,330		10,889
Total cost of service	47,517		48,663		92,106		95,573

Selling, general and administrative costs	15,159	22.3%	14,779	21.5%	29,201	22.4%	29,242	21.7%
Non-cash stock compensation expense	787		804		1,492		1,645
Amortization of intangible assets	254		591		553		1,204
Acquisition-related contingent consideration liability	45		(4,553)		(1,025)		(4,553)
Total selling, general, and administrative expenses	16,245		11,621		30,221		27,538

Total costs and operating expenses	63,762		60,284		122,327		123,111

Income from operations	9,759	14.4%	14,243	20.7%	18,349	14.1%	22,523	16.7%

Other expense:
Interest expense	(105)		(178)		(206)		(357)

Income from continuing operations before income taxes	9,654	14.2%	14,065	20.5%	18,143	13.9%	22,166	16.5%
Income tax expense	2,614	3.8%	2,393	3.5%	4,054	3.1%	3,193	2.4%
Income from continuing operations (net of taxes)	7,040		11,672		14,089		18,973
Loss from discontinued operations	(51)		(151)		(6)		(85)
Net income	$6,989	10.3%	$11,521	16.8%	$14,083	10.8%	$18,888	14.0%

Diluted net income per common share	$0.22		$0.36		$0.44		$0.59

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and six months ended June 28, 2019 and the comparable periods of 2018. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased by 1.1%, to $68.0 million and 3.3% to $130.3 million in the second quarter and first six months of 2019, respectively, as compared to $68.7 million and $134.7 million in the same periods of 2018, respectively. In the second quarter of 2018, one customer accounted for more than 5% of our total revenue, and during the first six months of 2018 and both periods in 2019, no customer accounted for more than 5% of our total revenue.

S&BT net revenue decreased 5.6%, to $35.7 million, and 5.4%, to $69.0 million during the second quarter and first six months of 2019, respectively, as compared to $37.8 million and $73.0 million in the same periods of 2018, respectively. This decrease is primarily due to weaker than expected international revenue, which was down 21%, as the uncertainties surrounding Brexit appear to have impacted client decision making. S&BT U.S. revenue was up 1.5%, to $26.3 million, during the second quarter of 2019, and slightly down in the first six months of 2019 to $50.6 million, as compared to the same periods in 2018.

EEA net revenue increased 4.4%, to $32.3 million, and down 0.7%, to $61.4 million, during the second quarter and first six months of 2019, respectively, as compared to the same periods in 2018, primarily driven by strong Oracle Cloud revenue growth offsetting our Oracle on-premise declines, and better than expected growth from our SAP practice.

Total Company international net revenue accounted for 16% of total Company net revenue during both the second quarter and first six months of 2019, respectively, as compared to 19% and 18% for the same periods in 2018, respectively.

Reimbursements as a percentage of total net revenue were 8% during the second quarters and first six months of 2019 and 2018. Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs before reimbursable expenses decreased 3%, to $40.8 million, and 4%, to $79.8 million, for the second quarter and first six months of 2019, respectively, from $42.1 million and $82.8 million in the same periods of 2018, respectively. The decrease was primarily a result of lower utilization of subcontractors and lower 2019 incentive compensation accruals in all periods.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 60% and 61% for the second quarter and first six months of 2019, respectively, as compared to 61% for the same periods in 2018.

Non-cash stock compensation expense was $1.0 million and $1.9 million for the second quarter and first six months of 2019, respectively, as compared to $1.0 million and $2.0 million for the same periods of 2018, respectively.

The acquisition-related compensation benefit in all periods relates to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which is subject to service vesting and as a result has been recorded as compensation expense. The Jibe earnout was adjusted in the first three months of 2019, resulting in a benefit. In 2018, the acquisition-related compensation expense for Aecus resulted in a benefit. All benefits related to Jibe and Aecus were a result of the decrease in the amount of estimated earnout achieved. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition related non-cash stock compensation expense in 2019 and 2018 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. The equity portion of the earnout for Jibe and Aecus resulted in adjustments based on the estimated and final earnout achieved. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the Jibe and Aecus acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $15.2 million and $29.2 million for the second quarter and first six months of 2019, respectively, as compared to $14.8 million and $29.2 million for the same periods in 2018, respectively. These SG&A costs as a percentage of revenue before reimbursements were 22% during all periods presented in 2019 and 2018.

Amortization expense was $0.3 million and $0.6 million in the second quarter and first six months of 2019, respectively, as compared to $0.6 million and $1.2 million in the same periods in 2018. The amortization expense in 2019 and 2018 relate to the amortization of the intangible assets acquired in our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The 2018 amortization expense also includes the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The intangible assets relate to customer relationships, customer backlog and non-compete agreements. The Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Non-cash stock compensation expense was $0.8 million and $1.5 million in the second quarter and first six months of 2019, respectively, as compared to $0.8 million and $1.6 million in the same periods in 2018, respectively.

Acquisition-related Contingent Consideration Liability. The acquisition-related contingent consideration liability relates to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability during the second quarter and first six months of 2018 and during the first six months of 2019.   These adjustments are based on estimated earnout achieved.

Income Taxes. During the second quarter and first six months of 2019, we recorded $2.6 million and $4.0 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 27% and 22%, respectively. In the second quarter and first six months of 2018, we recorded $2.4 million and $3.2 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 17% and 14%, respectively.

Liquidity and Capital Resources

As of June 28, 2019, and December 28, 2018, we had $16.7 million and $13.8 million, respectively, of cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 28,	June 29,
	2019	2018
Cash flows provided by operating activities	$18,032	$14,833
Cash flows used in investing activities	$(2,819)	$(5,161)
Cash flows used in financing activities	$(12,432)	$(13,918)

Cash Flows from Operating Activities

Net cash provided by operating activities was $18.0 million during the first six months of 2019, as compared to $14.8 million during the same period in 2018. In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by a decrease accrued expenses and liabilities after the payout of incentive compensation. In 2018, the net cash provided by operating activities was primarily driven by net income adjusted for non-cash items, partially offset by decreases in accrued expenses and other accruals after the payout of the 2017 incentive compensation, a decrease in the income tax payable accruals due to the estimated federal tax payments, and an increase in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.8 million and $5.2 million during the first six months of 2019 and 2018, respectively. During 2019 and 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.4 million and $13.9 million during the first six months of 2019 and 2018, respectively. The usage of cash in 2019 primarily related to the dividend payment of $5.4 million, the repurchase of $5.4 million of the Company’s common stock and net principal paydown under the Revolver of $2.0 million. The usage of cash in 2018 was primarily related to the dividend payment of $4.7 million, principal paydown under the Revolver $5.5 million and the repurchase of $4.0 million of the Company’s common stock.

As of June 28, 2019, we had $4.5 million outstanding under the Revolver, with a remaining capacity of approximately $40.5 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of June 28, 2019, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver did not have had a material impact on our results of operations for the quarter and six months ended June 28, 2019.

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

Issuer Purchases of Equity Securities

During the quarter ended June 28, 2019, the Company repurchased 92 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of June 28, 2019, the Company had $3.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 29, 2019				$5,317,933
March 30, 2019 to April 26, 2019	82,354	$15.56	82,354	$4,036,726
April 27, 2019 to May 24, 2019	10,000	$15.88	10,000	$3,877,922
May 25, 2019 to June 28, 2019	—	$—	—	$3,877,922
	92,354	$15.59	92,354

Shares repurchased during the quarter and six months ended June 28, 2019 under the repurchase plan approved by the Company's Board of Directors do not include 825 shares and 124 thousand shares, respectively, for a cost of $14 thousand and $2.4 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: August 7, 2019	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer