Form 10-Q
period 2019-09-27
HACKETT GROUP, INC.
filed 2019-11-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

As of October 31, 2019, there were 29,896,607 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 27,	December 28,
	2019	2018
ASSETS
Current assets:
Cash	$16,423	$13,808
Accounts receivable and contract assets, net of allowance of $710 and $1,441 at September 27, 2019 and December 28, 2018, respectively	57,890	54,807
Prepaid expenses and other current assets	3,664	4,339
Assets related to discontinued operations	—	137
Total current assets	77,977	73,091

Property and equipment, net	21,080	19,750
Other assets	2,801	3,704
Goodwill, net	83,782	84,207
Operating lease right-of-use assets	8,293	—
Total assets	$193,933	$180,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,217	$7,429
Accrued expenses and other liabilities	31,450	34,498
Operating lease liabilities	2,678	—
Liabilities related to discontinued operations	22	2,300
Total current liabilities	39,367	44,227
Long-term deferred tax liability, net	7,704	6,435
Long-term debt	2,500	6,500
Operating lease liabilities	5,615	—
Total liabilities	55,186	57,162

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized 57,137,480 and 56,607,622 shares issued at September 27, 2019 and December 28, 2018, respectively	58	57
Additional paid-in capital	301,035	296,955
Treasury stock, at cost, 27,280,200 and 27,086,782 shares September 27, 2019 and December 28, 2018, respectively	(139,660)	(136,604)
Accumulated deficit	(10,221)	(25,424)
Accumulated other comprehensive loss	(12,465)	(11,394)
Total shareholders' equity	138,747	123,590
Total liabilities and shareholders' equity	$193,933	$180,752

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$66,755	$68,183	$197,101	202,928
Reimbursements	5,935	5,535	16,265	16,424
Total revenue	72,690	73,718	213,366	219,352
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,183	41,123	120,649	123,086
Stock compensation expense	1,155	1,646	3,465	4,367
Reimbursable expenses	5,935	5,535	16,265	16,424
Total cost of service	48,273	48,304	140,379	143,877
Selling, general and administrative costs	14,353	15,507	44,107	45,953
Stock compensation expense	776	850	2,268	2,495
Change in acquisition-related contingent consideration liability	(108)	803	(1,133)	(3,750)
Total costs and operating expenses	63,294	65,464	185,621	188,575
Income from operations	9,396	8,254	27,745	30,777

Other expense:
Interest expense	(62)	(158)	(268)	(515)
Income from operations before income taxes	9,334	8,096	27,477	30,262
Income tax expense	2,427	2,425	6,481	5,618
Income from continuing operations	6,907	5,671	20,996	24,644
Income (loss) from discontinued operations	2	(514)	(4)	(599)
Net income	$6,909	$5,157	$20,992	$24,045

Basic net income per common share:
Income per common share from continuing operations	$0.23	$0.19	$0.70	$0.84
Income (loss) per common share from discontinued operations	0.00	(0.02)	(0.00)	(0.02)
Basic net income per common share	$0.23	$0.17	$0.70	$0.82

Diluted net income per common share:
Income per common share from continuing operations	$0.21	$0.18	$0.65	$0.77
Income (loss) per common share from discontinued operations	0.00	(0.02)	(0.00)	(0.02)
Diluted net income per common share	$0.21	$0.16	$0.65	$0.75

Weighted average common shares outstanding:
Basic	29,876	29,478	29,794	29,332
Diluted	32,571	32,593	32,413	32,214

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Net income	$6,909	$5,157	$20,992	$24,045
Foreign currency translation adjustment	(1,056)	(432)	(1,071)	(1,626)
Total comprehensive income	$5,853	$4,725	$19,921	$22,419

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Cash flows from operating activities:
Net income	$20,992	$24,045
Less loss from discontinued operations	(4)	(599)
Net income from continuing operations	20,996	24,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,320	1,857
Amortization expense	789	1,789
Amortization of debt issuance costs	68	68
Non-cash stock compensation expense	5,733	6,932
Provision for doubtful accounts	719	313
Gain on foreign currency translation	(384)	(425)
Release of valuation allowance	1,277	1,565
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(3,904)	(1,612)
(Increase) decrease in prepaid expenses and other assets	803	(1,352)
Decrease in accounts payable	(2,213)	(3,317)
Decrease in accrued expenses and other liabilities	(1,463)	(3,033)
Increase (decrease) in income tax payable	1,803	(2,476)
Net cash provided by operating activities	26,540	24,354
Cash flows from investing activities:
Purchases of property and equipment	(3,719)	(7,273)
Net cash used in investing activities	(3,719)	(7,273)
Cash flows from financing activities:
Proceeds from issuance of common stock	418	387
Proceeds from borrowings	1,000	5,000
Repayment of borrowings	(5,000)	(12,500)
Dividends paid	(11,196)	(10,048)
Repurchase of common stock	(5,531)	(4,272)
Net cash used in financing activities	(20,309)	(21,433)
Effect of exchange rate on cash	103	17
Net increase (decrease) in cash and cash equivalents	2,615	(4,335)
Cash at beginning of period	13,808	17,512
Cash at end of period	$16,423	$13,177
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,410	$5,406
Cash paid for interest	$227	$450

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	394	1	(2,373)	—	—	—	—	(2,372)
Treasury stock purchased	—	—	—	(102)	(1,616)	—	—	(1,616)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,394	—	—	—	—	2,394
Net income	—	—	—	—	—	7,094	—	7,094
Foreign currency translation	—	—	—	—	—	—	657	657
Balance at March 29, 2019	57,009	$58	$296,976	(27,188)	$(138,220)	$(18,330)	$(10,737)	$129,747
Issuance of common stock	121	—	405	—	—	—	—	405
Treasury stock purchased	—	—	—	(92)	(1,440)	—	—	(1,440)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	1,961	—	—	—	—	1,961
Dividends declared	—	—	—	—	—	(5,789)	—	(5,789)
Net income	—	—	—	—	—	6,989	—	6,989
Foreign currency translation	—	—	—	—	—	—	(672)	(672)
Balance at June 28, 2019	57,130	$58	$299,342	(27,280)	$(139,660)	$(17,130)	$(11,409)	$131,201
Issuance of common stock	7	—	(88)	—	—	—	—	(88)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	1,781	—	—	—	—	1,781
Net income	—	—	—	—	—	6,909	—	6,909
Foreign currency translation	—	—	—	—	—	—	(1,056)	(1,056)
Balance at September 27, 2019	57,137	$58	$301,035	(27,280)	$(139,660)	$(10,221)	$(12,465)	$138,747

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	721	1	(3,004)	—	—	—	—	(3,003)
Treasury stock purchased	—	—	1,346	(126)	(2,310)	—	—	(964)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,557	—	—	—	—	3,557
Net income	—	—	—	—	—	7,367	—	7,367
Foreign currency translation	—	—	—	—	—	—	1,152	1,152
Balance at March 30, 2018	56,466	$57	$290,196	(27,071)	$(136,364)	$(31,148)	$(7,357)	$115,384
Issuance of common stock	56	—	205	—	—	—	—	205
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,264	—	—	—	—	2,264
Dividends declared	—	—	—	—	—	(5,396)	—	(5,396)
Net income	—	—	—	—	—	11,521	—	11,521
Foreign currency translation	—	—	—	—	—	—	(2,346)	(2,346)
Balance at June 29, 2018	56,522	$57	$292,665	(27,071)	$(136,364)	$(25,023)	$(9,703)	$121,632
Issuance of common stock	12	—	(123)	—	—	—	—	(123)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,138	—	—	—	—	2,138
Net income	—	—	—	—	—	5,157	—	5,157
Foreign currency translation	—	—	—	—	—	—	(432)	(432)
Balance at September 28, 2018	56,534	$57	$294,680	(27,071)	$(136,364)	$(19,866)	$(10,135)	$128,372

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 28, 2018, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 8, 2019. The consolidated results of operations for the quarter and nine months ended September 27, 2019, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is typically contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its ability to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which the Company is not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances and see Note 4 for the contract liabilities balances. During the quarter and nine months ended September 27, 2019, the Company recognized $3.8 million and $12.0 million, respectively, of revenue as a result of changes in contract liabilities liability balance, as compared to $4.2 million and $14.0 million for the quarter and nine months ended September 28, 2018, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and nine months ended September 27, 2019 and September 28, 2018:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Consulting	$65,971	$67,614	$194,710	$200,903
Software License Sales	784	569	2,391	2,025
Revenue before reimbursements from continuing operations	$66,755	$68,183	$197,101	$202,928

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 28, 2018, and December 29, 2017, the Company had $1.2 million and $1.4 million, respectively, of deferred commissions, of which $0.4 million and $0.9 million was amortized during the quarter and nine months of 2019 and $0.1 million and $0.7 million for the same periods in 2018. No impairment loss was recognized relating to the capitalization of deferred commission during either years.

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

The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet:

	September 27,	December 28,
	2019	2018
ASSETS
Accounts receivable and contract assets (no allowance as of September 27, 2019 and December 28, 2018)	$—	$137
Assets related to discontinued operations	$—	$137
LIABILITIES
Accrued expenses and other liabilities (1)	$22	$2,300
Liabilities related to discontinued operations	$22	$2,300

(1) The balance at December 28, 2018, primarily represents the accrued severance related to terminated employees.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The following table presents the gain and loss results for the Company’s discontinued operations:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue:
Revenue before reimbursements	$—	$60	$75	$2,404
Reimbursements	—	62	17	466
Total revenue	—	122	92	2,870
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	2	503	26	2,410
Reimbursable expenses	—	62	17	466
Total cost of service	2	565	43	2,876
Selling, general and administrative costs	(4)	183	52	785
Total costs and operating expenses	(2)	748	95	3,661
Income (loss) from discontinued operations before income taxes	2	(626)	(3)	(791)
Income tax expense (benefit)	—	(112)	1	(192)
Income (loss) from discontinued operations	$2	$(514)	$(4)	$(599)

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and debt. As of September 27, 2019 and December 28, 2018, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued guidance on leases which supersedes the current lease guidance. The core principle establishes a right-of-use (ROU) model that requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Accounting applied by lessees has remain largely consistent with previous guidance. The Company adopted the amended guidance effective December 29, 2018, including interim periods within this fiscal year, using the effective date as the date of initial application. Consequently, on adoption, the Company recognized additional operating liabilities of approximately $9.0 million, with corresponding ROU assets of approximately the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The amended guidance did not have a material impact on the Company’s consolidated statements of comprehensive income or its consolidated statements of cash flows. See Note 5 for additional information.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	29,876,468	29,478,243	29,794,091	29,332,508

Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	350,842	684,045	270,776	507,508
Common stock issuable upon the exercise of stock options and share appreciation rights (SARs)	2,343,432	2,431,071	2,348,248	2,374,403
Dilutive weighted average common shares outstanding	32,570,742	32,593,359	32,413,115	32,214,419

Approximately 26 thousand shares and 39 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 27, 2019, respectively, as compared to 1 thousand shares and 2 thousand shares for the quarter and nine months ended September 28, 2018, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per common share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 27,	December 28,
	2019	2018
Accounts receivable	$41,208	$35,794
Contract assets	17,392	20,454
Allowance for doubtful accounts	(710)	(1,441)
Accounts receivable and contract assets, net	$57,890	$54,807

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 27,	December 28,
	2019	2018
Accrued compensation and benefits	$9,392	$5,012
Accrued bonuses	2,063	5,064
Accrued dividend payable	—	5,407
Acquisition earnout accruals	1,112	2,559
Contract liabilities	9,827	8,259
Accrued sales, use, franchise and VAT tax	2,956	3,077
Non-cash stock compensation accrual	689	872
Income tax payable	3,591	1,769
Other accrued expenses	1,820	2,479
Total accrued expenses and other liabilities	$31,450	$34,498

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

The components of lease expense during the three and nine months ended September 27, 2019, were as follows (in thousands):

	Three Months	Nine Months
Operating lease cost	$692	$2,091

Total net lease costs	$692	$2,091

The weighted average remaining lease term is 5.1 years.  Assuming the Company exercises its opt-out option in year 5 for its London office lease, the weighted average remaining lease term would be 3.3 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and nine months ended September 27, 2019, the Company paid $0.7 million and $2.0 million, respectively, from operating cash flows for operating leases.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Leases (continued)

Future minimum lease payments under non-cancellable operating leases as of September 27, 2019, were as follows (in thousands):

2019 (excluding the nine months ended September 27, 2019)	$688
2020	2,362
2021	1,931
2022	1,676
2023	733
2024 and thereafter	1,831
Total lease payments	9,221
Less imputed interest	(928)
Total	$8,293

As of September 27, 2019, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

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

During the quarter and nine months ended September 28, 2019, the Company paid down $2.0 million and a net $4.0 million under the Revolver, respectively, which had a balance of $2.5 million outstanding as of September 27, 2019.   The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 27, 2019, the applicable margin percentage was 1.25% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of September 27, 2019, was 3.3%. Subsequent to September 27, 2019, the Company paid off the remaining $2.5 million balance outstanding under the Revolver.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement.  As of September 27, 2019, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation

During the nine months ended September 27, 2019, the Company issued 430,412 restricted stock units at a weighted average grant-date fair value of $18.45 per share. As of September 27, 2019, the Company had 948,144 restricted stock units outstanding at a weighted average grant-date fair value of $17.44 per share. As of September 27, 2019, $10.5 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

During the nine months ended September 27, 2019, 30,773 shares of common stock subject to vesting requirements were issued at a weighted average grant-date fair value of $15.57 per share. As of September 27, 2019, the Company had 96,639 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $19.46 per share. As of September 27, 2019, $1.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.6 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

8. Shareholders’ Equity

SARs

As of September 27, 2019, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the nine months ended September 27, 2019, the Company repurchased 193 thousand shares of its common stock at an average price of $15.80, or a total cost of $3.1 million. No shares were repurchased during the three months ended September 27, 2019.   As of September 27, 2019, the Company had a total authorization remaining of $3.9 million under the repurchase plan with a  total authorization of $142.2 million.

During the nine months ended September 28, 2018, the Company repurchased 53 thousand shares of its common stock at an average price of $18.33 per share for a total cost of $1.0 million.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 27, 2019, do not include 5 thousand shares and 129 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $88 thousand and $2.5 million, respectively.     During the quarter and nine months ended September 28, 2018, the Company bought back 8 thousand and 191 thousand shares, respectively, at a cost of $0.1 million and $3.3 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In early 2019, the Company increased its 2019 annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis. During the second quarter of 2019, the Company declared its semi-annual dividend of $0.18 per share, which was paid on July 10, 2019, for a total of $5.8 million. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit.  Subsequent to September 27, 2019, the Company declared its semi-annual dividend of $0.18 per share for shareholders as of record date December 20, 2019, which is expected to be paid January 7, 2020.

9. Transactions with Related Parties

During the nine months ended September 27, 2019, the Company bought back 28 thousand shares of its common stock from members of its Board of Directors for $0.5 million, or $16.25 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
Revenue before reimbursements:
North America	$56,014	$55,321	$165,301	$166,092
International (primarily European countries)	10,741	12,862	31,800	36,836
Revenue before reimbursements from continuing operations	$66,755	$68,183	$197,101	$202,928

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 27,	December 28,
	2019	2018
Long-lived assets:
North America	$92,745	$88,317
International (primarily European countries)	23,211	19,344
Total long-lived assets	$115,956	$107,661

As of September 27, 2019 and December 28, 2018, foreign assets included $13.8 million and $14.5 million, respectively, of goodwill related to acquisitions. As of September 27, 2019, foreign assets included $5.6 million of operating lease ROA.

In the following table (in thousands), U.S. Strategy and Business Transformation Group includes the results of the Company’s domestic Executive Advisory Programs, Benchmarking Services, Business Transformation Practices and IP as a Service offerings (S&BT).  U.S. ERP, EPM and Analytics Solutions includes the results of the Company’s domestic Oracle EEA and SAP Solutions Practices (EEA). International includes results of the Company’s S&BT and EEA Practices, primarily in Europe. The revenue reported in the below table represents revenue following each of the Company’s consultant’s assigned Group and home domicile.

	Quarter Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
S&BT	$27,435	$26,014	$78,632	$76,931
EEA	30,920	29,971	89,049	89,145
International	8,400	12,198	29,420	36,852
Revenue before reimbursements from continuing operations	$66,755	$68,183	$197,101	$202,928

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions

Jibe Consulting, Inc.

Effective May 1, 2017, the Company acquired certain assets and liabilities of Jibe Consulting, Inc. (“Jibe”), a U.S.-based Oracle E-Business Suite and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhanced the Company’s Cloud Application capabilities and strongly complements its market leading EPM transformation and technology implementation group.

The sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The initial cash consideration was funded from borrowings under the Revolver. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the sellers had the opportunity to earn an additional $6.6 million in cash and $4.4 million in Company common stock based on the achievement of the performance targets over the 18 month period following closing for a total of $11.0 million in contingent consideration, a portion of which was to be allocated to key employees in both cash and Company common stock, subject to vesting.  As of October 1, 2019, the earnout was finalized and subsequently settled, resulting in a benefit of $0.1 million and $1.1 million during the quarter and nine months ended September 27, 2019, respectively. During the third quarter and nine months ended September 28, 2018, the Company recorded expense of $0.8 million and a benefit of $3.8 million in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition earnout expectations.  The cash related to the contingent consideration, which is to be paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration.

The cash related to the contingent consideration, which is to be paid to the key employees, is subject to service vesting and is being accounted for as compensation expense. During the quarter and nine months ended September 27, 2019, the Company recorded a benefit of $32 thousand and $0.2 million, respectively, in personnel costs before reimbursements on the consolidated statement of operations leading up to the finalization of the earnout.  During the third quarter and nine months ended September 28, 2018, the Company recorded expense of $0.1 million and a benefit of $0.1 million in earnings from operations on the consolidated statement of operations related to the change in contingent earnout liability for the Jibe acquisition earnout expectations.

These contingent liabilities have been recorded in the consolidated balance sheet as current accrued expenses and other liabilities.

The equity related to the contingent consideration will be subject to service vesting and will be recorded as compensation expense over the respective vesting period. The Company recorded expense of $34 thousand and a benefit of $0.2 million during the quarter and nine months ended September 27, 2019, of acquisition-related non-cash stock compensation in cost of sales on the consolidated statement of operations.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and RPA consulting firm. This acquisition complemented the global strategy and business transformation offerings of the Hackett Group.

The sellers’ purchase consideration was £3.2 million in cash. The closing purchase consideration was funded with the Company’s available funds. In addition, the sellers had the opportunity to earn an additional £2.4 million in contingent consideration in cash based on the achievement of performance targets achieved over the next 12 months, and key personnel had the opportunity to earn £0.3 million in cash and £0.3 million in the Company’s common stock. The contingent consideration for the selling shareholders and key personnel is subject to performance and service periods and will be accounted for as compensation expense in non-current accrued expenses and other liabilities.  The Aecus earnout settlement was completed during the quarter ended September 27, 2019 and resulted in personnel costs before reimbursements on the consolidated statement of operations of $0.2 million and $24 thousand during the quarter and nine months ended September 27, 2019, respectively related to the cash portion of the earnout.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Acquisitions (continued)

Chartered Institute of Management Accountants

Effective October 2017, the Company acquired The Chartered Institute of Management Accountants' share of the Certified GBS Professionals program.   This acquisition allows those studying under the program and their employers to benefit further from the Company’s sector specific expertise and focus on the growing global business services market.  Purchase consideration was $2.0 million in cash and was funded with the Company’s available funds.  Also in connection with this transaction, the Alliance and Program Development Agreement between the Company, Hackett-REL, Ltd. and The Chartered Institute of Management Accountants was terminated.

13. Subsequent Events

Subsequent to September 27, 2019, the Company expects to record restructuring costs of approximately $2.5 million, primarily for employee severance costs in Europe as well as Australia.  These actions were taken as a result of the continued decline in demand in the Company’s European and Australian markets.  The Company effected these changes to reduce its costs to better align the overall cost structure and organization with anticipated demand for the Company services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of Brexit on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 28, 2018. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

In the following discussion, U.S. Strategy and Business Transformation Group includes the results of our domestic Executive Advisory Programs, Benchmarking Services, Business Transformation Practices and IP as a Service offerings (US S&BT).  U.S. ERP, EPM and Analytics Solutions includes the results of our domestic Oracle EEA and SAP Solutions Practices (US EEA). International includes results of our S&BT and EEA Practices primarily in Europe.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Nine Months Ended
	September 27,		September 28,		September 27,		September 28,
	2019		2018		2019		2018
Revenue:
Revenue before reimbursements	$66,755	100.0%	$68,183	100.0%	$197,101	100.0%	$202,928	100.0%
Reimbursements	5,935		5,535		16,265		16,424
Total revenue	72,690		73,718		213,366		219,352

Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,026	61.5%	40,883	60.0%	120,780	61.3%	123,635	60.9%
Stock compensation expense	833		915		2,775		2,915
Acquisition-related compensation expense (benefit)	157		240		(131)		(549)
Acquisition-related non-cash stock compensation expense	322		731		690		1,452
Reimbursable expenses	5,935		5,535		16,265		16,424
Total cost of service	48,273		48,304		140,379		143,877

Selling, general and administrative costs	14,085	21.1%	14,922	21.9%	43,286	22.0%	44,164	21.8%
Non-cash stock compensation expense	776		850		2,268		2,495
Amortization of intangible assets	236		585		789		1,789
Acquisition-related costs	32		—		32		—
Change in acquisition-related contingent consideration liability	(108)		803		(1,133)		(3,750)
Total selling, general, and administrative expenses	15,021		17,160		45,242		44,698

Total costs and operating expenses	63,294		65,464		185,621		188,575

Income from operations	9,396	14.1%	8,254	12.1%	27,745	14.1%	30,777	15.2%

Other expense:
Interest expense	(62)		(158)		(268)		(515)

Income from continuing operations before income taxes	9,334	14.0%	8,096	11.9%	27,477	13.9%	30,262	14.9%
Income tax expense	2,427	3.6%	2,425	3.6%	6,481	3.3%	5,618	2.8%
Income from continuing operations (net of taxes)	6,907		5,671		20,996		24,644
Income (loss) from discontinued operations	2		(514)		(4)		(599)
Net income	$6,909	10.3%	$5,157	7.6%	$20,992	10.7%	$24,045	11.8%

Diluted net income per common share	$0.21		$0.16		$0.65		$0.75

Revenue. We are a global company with operations located in North and South America, Western Europe, Australia and India. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and nine months ended September 27, 2019 and the comparable periods of 2018. Revenue is analyzed based on geographical location of engagement team personnel.

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased by 2.1%, to $66.8 million and 2.9% to $197.1 million in the third quarter and first nine months of 2019, respectively, as compared to $68.2 million and $202.9 million in the same periods of 2018, respectively. In the third quarter of 2019 and 2018, one customer accounted for 6% and 7% of our total revenue, respectively, and during the first nine months of 2018 and both periods in 2019, no customer accounted for more than 5% of our total revenue. See Footnote 11 for revenue by Service Group.

US S&BT net revenue increased 5.5%, to $27.4 million, and 2.2%, to $78.6 million during the third quarter and first nine months of 2019, respectively, as compared to the same periods of 2018, driven by strong results across most practices.

EEA net revenue increased 3.2%, to $30.9 million, and decreased less than a one percent, to $89.0 million, during the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018.  The increase in the third quarter was driven by strong growth from our SAP and Oracle ERP practices, as well as strong cloud revenue growth from our EPM practices partially offsetting our Oracle EPM On-Premise declines.

International revenue decreased 31.1%, to $8.4 million, and 20.2%, to $29.4 million, during the third quarter and first nine months of 2019, respectively, as compared to the same periods in 2018. This decrease was primarily due to the uncertainties surrounding Brexit which appears to have continued to impact client decision making. In addition to Brexit, a meaningful portion of a European engagement was discontinued when the client was acquired. Total Company international net revenue accounted for 13% and 15% of total Company net revenue during the third quarter and first nine months of 2019, respectively, as compared to 18% for both the same periods in 2018, respectively.

Reimbursements as a percentage of total net revenue were 8.9% and 8.3% during the third quarter and first nine months of 2019, respectively, as compared to 8.1% for the same periods in 2018. Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash and stock compensation costs, non-cash stock compensation expense, and reimbursable expenses associated with projects.

Personnel costs before reimbursable expenses increased slightly to $41.0 million, and decreased 2%, to $120.8 million, for the third quarter and first nine months of 2019, respectively, from $40.9 million and $123.6 million in the same periods of 2018, respectively. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% and 61% for the third quarter and first nine months of 2019, respectively, as compared to 60% and 61% for the same periods in 2018, respectively.

Non-cash stock compensation expense was $0.8 million and $2.8 million for the third quarter and first nine months of 2019, respectively, as compared to $0.9 million and $2.9 million for the same periods of 2018, respectively.

The acquisition-related compensation expense and benefit in all periods relates to the accrual for the cash portion of the Aecus contingent consideration to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key employees, all of which is subject to service vesting and as a result has been recorded as compensation expense. The Aecus earnout was settled during the three months ended September 27, 2019 and the Jibe earnout was settled effective October 1, 2019. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Acquisition related non-cash stock compensation expense in 2019 and 2018 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. The equity portion of the earnout for Jibe and Aecus resulted in adjustments based on the estimated and final earnout achieved. As discussed above, both earnout achievements have been settled. See Note 12, “Acquisitions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further information on the Jibe and Aecus acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $14.1 million and $43.3 million for the third quarter and first nine months of 2019, respectively, as compared to $14.9 million and $44.2 million for the same periods in 2018, respectively. These SG&A costs as a percentage of revenue before reimbursements were 21% and 22% during third quarter and first nine months of 2019, respectively, as compared to 22% for both periods in 2018.

Amortization expense was $0.2 million and $0.8 million in the third quarter and first nine months of 2019, respectively, as compared to $0.6 million and $1.8 million in the same periods in 2018. The amortization expense in 2019 and 2018 related to the amortization of the intangible assets acquired in our acquisitions of Jibe and Aecus in the second quarter of 2017, and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in the fourth quarter of 2017. The 2018 amortization expense also includes the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The intangible assets relate to customer relationships, customer backlog and non-compete agreements. The Jibe and Aecus intangible assets will continue to amortize until 2022, and CGBS Training and Certification Program intangible assets will continue to amortize until 2021.

Non-cash stock compensation expense was $0.8 million and $2.3 million in the third quarter and first nine months of 2019, respectively, as compared to $0.9 million and $2.5 million in the same periods in 2018, respectively.

Acquisition-related Contingent Consideration Liability. The acquisition-related contingent consideration liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, is recorded as part of purchase accounting. The liability was revalued during 2019 and 2018 based on earnout achievement leading up to the final earnout settlement.

Income Taxes. During the third quarter and first nine months of 2019, we recorded $2.4 million and $6.5 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 24%, respectively. In the third quarter and first nine months of 2018, we recorded $2.4 million and $5.6 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 30% and 19%, respectively.

Liquidity and Capital Resources

As of September 27, 2019, and December 28, 2018, we had $16.4 million and $13.8 million, respectively, of cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance existing products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Cash flows provided by operating activities	$26,540	$24,354
Cash flows used in investing activities	$(3,719)	$(7,273)
Cash flows used in financing activities	$(20,309)	$(21,433)

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.5 million during the first nine months of 2019, as compared to $24.4 million during the same period in 2018. In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income taxes payable, partially offset by an increase in accounts receivable and contract assets and a decrease in accounts payable due to the timing of vendor payments and a decrease in accrued expenses and liabilities after the payout of 2018 incentive compensation. In 2018, the net cash provided by operating activities was primarily driven by net income adjusted for non-cash items, partially offset by decreases in accounts payable, accrued expenses and other accruals after the payout of 2017 incentive compensation, a decrease in the income tax payable accruals due to the estimated federal tax payments, and an increase in accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.7 million and $7.3 million during the first nine months of 2019 and 2018, respectively. During 2019 and 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.3 million and $21.4 million during the first nine months of 2019 and 2018, respectively. The usage of cash in 2019 primarily related to dividend payments of $11.2 million, the repurchase of $5.5 million of the Company’s common stock and net principal paydown under the Revolver of $4.0 million. The usage of cash in 2018 was primarily related to dividend payments of $10.0 million, principal paydown under the Revolver of $7.5 million and the repurchase of $4.3 million of the Company’s common stock.

As of September 27, 2019, we had $2.5 million outstanding under the Revolver, with a remaining capacity of approximately $42.5 million. Subsequent to September 27, 2019, the outstanding balance was paid off in full. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

As of September 27, 2019, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and nine months ended September 27, 2019.

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

Issuer Purchases of Equity Securities

During the quarter ended September 27, 2019, the Company did not repurchase any shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of September 27, 2019, the Company had $3.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 28, 2019				$3,877,922
June 29, 2019 to July 26, 2019	—	$—	—	$3,877,922
July 27, 2019 to August 23, 2019	—	$—	—	$3,877,922
August 24, 2019 to September 27, 2019	—	$—	—	$3,877,922
	—	$—	—

Shares repurchased during the quarter and nine months ended September 27, 2019 under the repurchase plan approved by the Company's Board of Directors do not include 5 thousand shares and 129 thousand shares, respectively, for a cost of $88 thousand and $2.5 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on January 21, 2015).

10.1*	Amendment to the Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of March 16, 2015) dated October 31, 2019.

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Hackett Group, Inc.

Date: November 6, 2019	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer