Form 10-K
period 2019-12-27
HACKETT GROUP, INC.
filed 2020-03-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 27, 2019

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $364,748,070 on June 28, 2019 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 2, 2020 was 30,033,782.

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

PART I

ITEM  1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group”, “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

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

The Hackett Group has completed more than 17,850 benchmarking and performance studies with major organizations, including 93% of the Dow Jones Industrials, 90% of the Fortune 100, 80% of the DAX 30 and 57% of the FTSE 100. These studies drive our Digital Transformation Platform (“DTP” or “Hackett DTP”) which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

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

We have repositioned all of our offerings to the emerging digital transformation opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insight in new ways and to do so efficiently and whenever possible, virtually.   This also required us to change the way we go to market and engage clients, as well as added additional software implementation partners.   Specifically,

•

Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud applications suite through the acquisition of Jibe Consulting.  This move quadrupled our Oracle Cloud addressable market and positioned us as a strategic Oracle Cloud applications consultancy.  We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”).   In regard to SAP, we were an early provider of S4 HANA which has allowed us to quickly transition our implementation skills and benefit from the SAP migration to the Cloud.

•

Launched Quantum Leap (“QL”) – We launched our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership.

•

Launched the Hackett Digital Transformation Platform - This required us to further digitize our IP and the way we shared and delivered our IP with our clients across our benchmarking, advisory, transformation and Cloud ERP and EPM application solutions. The Hackett DTP improves efficiency by accelerating the speed to value by helping an organization achieve their performance targets through a combination of benchmark metrics, best practices and configuration and process flow accelerators in a fully automated platform.

•

Expanded our IP as a Service Revenue - We believe our DTP platform should allow us to attract new alliance partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.

•

Expanded Smart Automation Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Workflow and Robotics Process Automation (“RPA”) and related smart automation technologies.

•

Launched the Hackett Institute and acquired the joint venture interest of our CGBS Program - We moved our training content to a state-of-the-art learning management system, which we believe is better aligned with our client demands. Given the unique nature of our best practice content and the favorable market reaction to our Certified Global Business Services (“CGBS”) offerings, we believe that continuing education creates another way to leverage our IP and grow our organization. In addition, we have added an RPA course to our curriculum.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our so called “wedge” or IP as a Service offerings, which include our Benchmarking and Best Practices Advisory, as well as our IP as a Service platform offerings.  This has been driven by our new software platforms which include our benchmark solution, Quantum Leap, as well as the launch of the Hackett DTP.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary Benchmarking enterprise performance metrics and best practices repository intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository, as well as, best practice software configuration and organizational strategies which are only available from the unique vantage point provided from our Benchmarking/Quantum Leap solutions.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow clients to effect proven sustainable performance improvement.

During 2017, we launched the first version of the Hackett DTP which resulted in our new way to share and leverage our IP in a single platform.  This required us to further digitize much of our intellectual capital and the way we shared it with our clients across our benchmarking, advisory, transformation and Cloud ERP and EPM application solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings.  It also allows us to engage and support clients more efficiently, remotely, and where appropriate continuously.

Our Hackett DTP leverages our inventory of Hackett-Certified™ best practices, observed through benchmark and other business transformation engagements, which correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our clients’ capabilities and organizational maturity so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice process flows and software configuration guides now reside in the new releases of our DTP.  This allows us to utilize our IP on client engagements to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information and technology, all within the framework of our Best Practices.

Because Hackett solutions are based on Hackett-Certified™ best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett’s solutions deliver enhanced efficiency, improved effectiveness and reduced implementation risk.

The Hackett DTP, often begins with an assessment of a client’s performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett performance metrics database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated performance improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits with their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance. This enables clients to streamline and automate key processes and generate performance improvements quickly and efficiently at both the functional and enterprise levels.

Similarly, we integrate Hackett-Certified™ best practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle, SAP and other Enterprise applications to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of best of breed software. Hackett DTP enables the foundation for improved performance.

We believe the combination of optimized processes, best practice-based business applications and enhanced business analytics environments allow our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help the client without regard to where they are in their performance improvement lifecycle.

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and acquisitions throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics Quantum Leap delivers and the insight within the Hackett DTP that supports our Transformational Benchmark, Best Practices Advisory and Business Transformation and Technology offerings.

In spite of our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and our QL and DTP platforms, we believe we can empirically and digitally assist our clients. Our ability to apply best practices and benchmarking metrics to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted more than 17,850 benchmark and performance studies over 26 years at over 6,420 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

We remain focused on executing the following strategies:

•

Expanding our brand or market permission to our other offerings. We believe that our long-term growth prospects depend on our ability to extend our unique market permission to help clients and strategic partners measure their performance improvement opportunity using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create more opportunities to grow revenue per client.

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

The launch of Quantum Leap and the Hackett DTP should expand and hopefully attract new alliance partners that can leverage our unique benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.  At the end of the fourth quarter of 2019 our Executive and Best Practice Advisory, including our clients served through strategic partners was approaching 1,000 clients. This includes the hundreds of additional clients that we now serve through our IP as a Service alliances and training solutions.

If our clients need off-site access to our IP and advisors to help them either assess or execute on their own, they can avail themselves of our Best Practices Advisory Programs or our new IP-as-a-Service offerings. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and their channels.

•

Introduce New IP–centric Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their offerings.  In recent years we have launched a series of such alliances as described below:

In 2015, we launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM solution which has now expanded to cover their Workforce Now offering. Given our success with ADP and our investment in DTP, we are now in a stronger position to attract new alliance partners and to support and accelerate their sales initiatives as well as and their clients’ continuous improvement efforts.  We believe this capability is unique to Hackett given our strong brand permissioning and benchmarking and best practice capability and technology.

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

Given the unique nature of our Best Practice content and the recognized value we have experienced with our CGBS offerings we now believe that continuing education provides an additional way to grow our organization.

•

Continue to expand our QL/DTP Content and Technology. DTP incorporates intellectual capital from Hackett into our implementation tools and techniques. For our clients, the end results are tangible cost and performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us to our IP and accelerators. Our objective is to help clients make smarter business process and software configuration decisions as a result of our methods and knowledge. We are continuously updating our content and tools through benchmarking, enterprise transformation and research activities. Additional updates are also driven by new software releases that drive innovation in business process automation.  We have invested in the automation and further integration of our various metrics, best practices and best practice acceleration tools into DTP.  This effort will continue in 2020.

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

•

Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our IP. We believe that our unique Hackett access and our QL/DTP approach, coupled with our strong balance sheet and infrastructure, can be utilized to support a larger organization. We plan to pursue acquisitions that are accretive or have strong growth prospects, and most importantly, have strong synergies with our best practice intellectual capital focus.

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

Our Advisory programs provide on-demand access to world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s advisory programs is defined by business function (Executive Advisory), end-to-end process coverage (Process Advisory) and dedicated partner platforms. Our advisory programs include a mix of the following deliverables:

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

•

Best Practice Research: Empirically based research and insight derived from Hackett benchmark, performance and transformation studies. Our research provides detailed insights into the most significant proven approaches in use at world-class organizations that yield superior business results.

•

Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership performance surveys and client-submitted content provide ongoing peer learning and networking opportunities.

•

Introduction of New IP- centric Offerings: We are continuing to seek new opportunities through strategic alliances and channels to use our IP to help others sell and deliver their products, such as those offered through dedicated partner and Hackett Institute programs. We continue to look for other potential programs through which to introduce new IP-centric offerings.

•	Benchmarking Services

Our benchmarking group dates back to 1991 and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 6,420 organizations globally. This includes 93% of the Dow Jones Industrials, 90% of the Fortune 100, 80% of the DAX 30 and 57% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified over 2,000 best practices for over 115 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•	Business Transformation Practice

Our Business Transformation practices help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams utilize Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. We also maintain our procurement (Coupa) functionally led groups, as well as Workforce Management groups within this practice.

ERP, EPM AND ANALYTICS (EEA) SOLUTIONS

Our EEA practice focuses on helping clients maximize the value of their investments in Enterprise Software and business analytics.

•	Oracle Solutions

          Our Oracle EEA practice helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities.  This allowed us to greatly increase the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market.  The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle EEA group from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our EEA practices with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment.  Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics.  Solution innovations have taken the practice into areas such as Big Data, cloud technology data management and governance, and industry-specific analytic templates.

•	SAP Solutions

         Our SAP Solutions professionals help clients choose and deploy S4 HANA applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods).  The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2019, 2018 and 2017, our ten most significant clients accounted for 22%, 22% and 21% of revenue, respectively. In addition, during 2019, 2018 and 2017, our largest client generated 4%, 5% and 4% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. Our primary goal is to continue to increase awareness of our brand which we have created around Hackett’s empirical knowledge capital in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients. In our technology practice groups, we have continued to utilize Hackett intellectual capital as a way to differentiate the relationships we have with the software providers and with our clients. The categories below define our business development resources.

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

         We have organized our market focus into the following categories:

•

Strategic Accounts are comprised of large prospects and existing relationships which we believe will have a significant revenue opportunity within the next 18 months. Strategic account criteria include the size of the company, industry affiliation, propensity to buy external consulting services and contacts within the account. The sales representative working closely with regional leadership is primarily responsible for identifying business opportunities in the account, acting as the single point of coordination for the client, and performing the general duties of account manager.

•

Regional Accounts are accounts within a specified geographic location. These accounts mostly include large prospects, past clients, existing medium-sized clients and mid-tier market accounts and are handled primarily on an opportunistic basis, except for active clients where delivery teams are focused on driving additional revenue.

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

Our human resources staff includes seasoned professionals in North America, Europe, India and South America who support our practices by, among other things, administering our benefit programs, facilitating the hiring process and coordinating training activities. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

As of December 27, 2019, we had 1,143 associates, excluding subcontractors, 81% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

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

Global and regional economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. For example, the recent coronavirus outbreak has created uncertainty in the global economy and could result in a reduction in spending on our services. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our quarterly operating results may vary.

Our financial results may fluctuate from quarter to quarter in any given year and should not be used to predict future performance. In future quarters, our operating results may not meet analysts’ and investors’ expectations. If that happens, the price of our common stock may fall. Many factors can cause fluctuations in our financial results, including:

•	number, size, timing and scope of client engagements;
•	customer concentration;
•	long and unpredictable sales cycles;
•	contract terms of client engagements;
•	degrees of completion of client engagements;
•	client engagement delays or cancellations;
•	competition for and utilization of employees;
•	how well we estimate the resources and effort we need to complete client engagements;
•	the integration of acquired businesses;
•	pricing changes in the industry;
•	foreign currency changes;
•	foreign laws and regulatory requirements;
•	natural disasters, pandemics and other catastrophic events;
•	economic conditions specific to business and information technology consulting; and
•	global economic conditions.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2019, our ten largest clients accounted for 22% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, there are relatively low barriers for entry into the business consulting and IT services market. We do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance, than ours, which could significantly decrease our revenue and the value of your investment.

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

We have international operations, where we earn revenue and incur costs in various foreign currencies, primarily the British Pound, and the Euro. Doing business in these foreign currencies exposes us to foreign currency risks in numerous areas, including revenue, purchases, payroll and investments. Certain foreign currency exposures are naturally offset within an international business unit, because revenue and costs are denominated in the same foreign currency, and certain cash balances are held in U.S. Dollar denominated accounts. However, due to the increasing size and importance of our international operations, fluctuations in foreign currency exchange rates could materially impact our results.

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

The U.K.’s departure from the EU could adversely affect us.

We are subject to risks and uncertainties associated with the U.K.’s withdrawal from the E.U. (referred to as “Brexit”), including implications for the free flow of labor and goods in the U.K. and the E.U. and other financial, legal, tax and trade implications.  Brexit could cause disruptions to and create uncertainty surrounding our business in the U.K, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. In addition, developments regarding Brexit may also create global economic uncertainty, which may cause our customers, particularly those who do business in the U.K., to closely monitor their costs and reduce their spending on our solutions and services.

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

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. In addition, we are also subject to and affected by new state privacy and data security laws such as the recently implemented California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data.  In addition, already in 2020 several states have introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple country and state laws containing varying requirements could be complicated and costly.  Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. The lease on this premise covers 10,896 square feet and expires June 30, 2020. We also have offices in Atlanta, Chicago, New York City, Philadelphia, Portland, Frankfurt, London, Montevideo and Hyderabad. As of December 27, 2019, we had operating leases that expire on various dates through March 2028. We believe that we will be able to obtain suitable new or replacement space as needed. We do not own real estate and do not intend to invest in real estate or real estate-related assets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ Stock Market symbol, "HCKT". The closing sale price for the common stock on March 2, 2020, was $15.99.

As of March 2, 2020, there were 234 holders of record of our common stock and 30,033,782 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 2, 2015 with the NASDAQ Composite Index and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 2, 2015.

	1/2/15	1/1/16	12/30/16	12/29/17	12/28/18	12/27/19
The Hackett Group, Inc.	$100.00	$187.22	$209.28	$189.78	$196.34	$200.49
NASDAQ Composite Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
Peer Group	$100.00	$89.25	$96.42	$87.44	$120.47	$187.44

The Peer Group includes Alithya Group Inc. (formerly known as Edgewater Technology, Inc.), FTI Consulting, Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share, and we have been gradually increasing the dividend for our shareholders on an annual basis since the announcement. In 2017, we increased the annual dividend to $0.30 per share to be paid on a semi-annual basis or $4.6 million and $4.7 million to shareholders of record on June 30, 2017 and December 22, 2017, respectively. In 2018, we increased the annual dividend to $0.34 per share to be paid on a semi-annual basis or $5.4 million to shareholders of record on both June 29, 2018 and December 21, 2018. In 2019, we increased the annual dividend to $0.36 per share to be paid on a semi-annual basis or $5.8 million to shareholders of record on both June 28, 2019 and December 20, 2019. Subsequent to year end, we increased the semi-annual dividend to $0.38 per share. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 27, 2019, under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 28, 2018				$6,933,691
December 29, 2018 to March 29, 2019	101,064	$15.99	101,064	$5,317,932
March 30, 2019 to June 28, 2019	92,354	$15.59	92,354	$3,877,922
June 29, 2019 to September 27, 2019	—	$—	—	$3,877,922
September 28, 2019 to December 27, 2019	145,276	$15.33	145,276	$1,651,222
	338,694	$15.60	338,694

As of December 27, 2019, the Company’s Board of Directors had approved a cumulative authorization of   $142.2 million with cumulative purchases under the plan of $140.5 million, leaving $1.7 million available for future purchases. During the year ended December 27, 2019, we repurchased 28 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.5 million, or $16.25 per share. Subsequent to year end the Company’s Board of Directors approved an additional share repurchase authorization of $5.0 million for a cumulative authorization of $147.2 million. In addition, subsequent to year end, we repurchased 37 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.7 million, or $17.43 per share. Including these subsequent purchases, we have approximately $6.0 million available for future purchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2019, 132 thousand shares were withheld and not issued for a cost of $2.5 million. In 2018, 205 thousand shares were withheld and not issued for a cost of $3.6 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended December 27, 2019, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 27,	December 28,	December 29,	December 30,	January 1,
	2019	2018	2017	2016	2016
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$260,837	$264,523	$255,131	$252,096	$222,893
Reimbursements	21,635	21,364	21,468	27,691	25,042
Total revenue(1)	282,472	285,887	276,599	279,787	247,935
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses(2)	164,044	164,921	161,863	158,500	140,817
Reimbursable expenses	21,635	21,364	21,468	27,691	25,042
Total cost of service	185,679	186,285	183,331	186,191	165,859
Selling, general and administrative costs	62,074	64,123	63,271	60,079	62,667
Contingent consideration liability(4)	(1,133)	(4,364)	—	—	—
Impairment of assets(5)	1,180	6,269	—	—	—
Restructuring costs	3,334	—	1,293	—	—
Total costs and operating expenses	251,134	252,313	247,895	246,270	228,526
Operating income	31,338	33,574	28,704	33,517	19,409
Other expense:
Interest expense, net	(311)	(638)	(584)	(387)	(409)
Income from continuing operations before income taxes	31,027	32,936	28,120	33,130	19,000
Income tax expense (6)	7,744	5,577	2,564	12,455	7,349
Income from continuing operations	23,283	27,359	25,556	20,675	11,651
Earnings (loss) from discontinued operations(7)(net of taxes)	(6)	(3,450)	1,798	866	2,158
Net income	$23,277	$23,909	$27,354	$21,541	$13,809

Basic net income per common share:
Income per common share from continuing operations	$0.78	$0.93	$0.89	$0.71	$0.39
Income (loss) per common share from discontinued operations	(0.00)	(0.12)	0.06	0.03	0.07
Net income per common share	$0.78	$0.81	$0.95	$0.74	$0.47

Diluted net income per common share:
Income per common share from continuing operations	$0.72	$0.85	$0.79	$0.63	$0.36
Income (loss) per common share from discontinued operations	(0.00)	(0.11)	0.06	0.03	0.07
Net income per common share	$0.72	$0.74	$0.85	$0.66	$0.44

Weighted average common shares outstanding:
Basic	29,805	29,379	28,852	29,082	29,620
Diluted	32,453	32,330	32,196	32,815	31,968

Consolidated Balance Sheet Data:
Cash	$25,954	$13,808	$17,512	$19,710	$23,503
Working capital	$34,944	$28,864	$23,837	$12,999	$17,375
Total assets	$193,735	$180,752	$185,231	$159,299	$160,379
Long-term debt	$—	$6,500	$19,000	$7,000	$—
Shareholders' equity	$137,614	$123,590	$107,275	$86,269	$102,144
Dividends paid/declared per share	$0.36	$0.34	$0.30	$0.26	$0.20

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

(3)	Fiscal year 2018 includes a benefit related to the adjustment for the contingent consideration liability from the acquisition of Jibe Consulting in 2017.
(4)

Fiscal year 2019 includes the asset impairment of the investment in the Hackett Institute’s Enterprise Analytics Program. Fiscal year 2018 includes the asset impairment of the investment in the Hackett Performance Exchange and Working Capital Course.

(5)

Fiscal year 2017 includes the tax benefit for the revaluation of the deferred tax liabilities as a result of tax legislation enacted at the end of 2017 and accounting on the vesting of share-based awards.

(6)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking and business transformation services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through more than 17,850 benchmark and performance studies over 26 years at over 6,420 of the world’s leading companies.

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

In the following discussion, Strategy and Business Transformation Group includes the results of our North America IP as-a-service offerings, which include our Executive Advisory Programs and Benchmarking Services, and our Business Transformation Practices (S&BT). ERP, EPM and Analytics Solutions includes the results of our North America Oracle EEA and SAP Solutions Practices (EEA). International includes results of our S&BT and EEA Practices primarily in Europe.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is typically contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its ability to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to three to six months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which the Company is not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3, “Accounts Receivable and Unbilled Revenue, Net” and Note 5 “Accrued Expenses and Other Liabilities” to our consolidated financial statements included in this Annual Report on Form 10-K. During the 12 months ended December 27, 2019, the Company recognized $17.7 million of revenue as a result of changes in deferred revenue liability balance, as compared to $19.1 million for the twelve months ended December 28, 2018, respectively.

The following table reflects the Company’s disaggregation of total revenue from continuing operations including reimbursable expenses for the twelve months ended December 27, 2019, December 28, 2018 and December 29, 2017:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Consulting	$279,043	$282,213	$272,821
Software license sales	3,429	3,674	3,778
Total revenue from continuing operations	$282,472	$285,887	$276,599

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of December 27, 2019 and December 28, 2018, the Company had $1.6 million, and $1.2 million, respectively, of deferred commissions, of which $1.4 million was amortized during both the twelve months ended December 27, 2019 and December 28, 2018. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from our clients not making required payments. Periodically, we review accounts receivable to assess our estimates of collectability. Management critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2019, 2018 and 2017, ended on December 27, 2019, December 28, 2018 and December 29, 2017, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts).

	Twelve Months Ended
	December 27,		December 28,		December 29,
	2019		2018		2017
Revenue:
Revenue before reimbursements	$260,837	100%	$264,523	100%	$255,131	100%
Reimbursements	21,635	8%	21,364	8%	21,468	8%
Total revenue	282,472		285,887		276,599

Costs and expenses:
Cost of service:
Personnel costs	159,390	61%	159,614	60%	153,357	60%
Non-cash stock compensation expense	3,831		3,815		4,409
Acquisition-related compensation expense (benefit)	(131)		(535)		1,582
Acquisition-related non-cash stock compensation expense	954		2,027		2,515
Reimbursable expenses	21,635		21,364		21,468
Total cost of service	185,679		186,285		183,331

Selling, general and administrative costs	58,075	22%	58,516	22%	57,473	23%
Non-cash stock compensation expense	2,931		3,238		3,330
Acquisition-related costs	32		-		378
Amortization of intangible assets	1,036		2,369		2,090
Total selling, general, and administrative expenses	62,074	24%	64,123	24%	63,271	25%

Acquisition-related contingent consideration liability	(1,133)		(4,364)		-
Impairment of assets	1,180		6,269		-
Restructuring costs	3,334		-		1,293
Total costs and operating expenses	251,134		252,313		247,895
Income from operations	31,338	12%	33,574	13%	28,704	11%
Other expense:
Interest expense	(311)		(638)		(584)
Income from continuing operations before income taxes	31,027	12%	32,936	12%	28,120	11%
Income tax expense	7,744	3%	5,577	2%	2,564	1%
Income from continuing operations (net of taxes)	23,283		27,359		25,556
Earnings (loss) from discontinued operations	(6)		(3,450)		1,798
Net income	$23,277	9%	$23,909	9%	$27,354	11%

Diluted net income per common share	$0.72		$0.74		$0.85

Comparison of 2019 to 2018

Overview. For fiscal year 2019, revenue from continuing operations and before reimbursements decreased 1% to $260.8 million, as compared to fiscal year 2018. Fiscal year 2019 results included restructuring charges and the impairment of an asset related to the Hackett Institute’s Enterprise Analytic Program. Together, these items negatively impacted dilutive earnings per share by $0.12. Fiscal year 2018 results included discontinued operations related to the discontinuance of our European REL Working Capital group and the impairment of assets primarily related to our investments in the Hackett Performance Exchange. Together these items negatively impacted dilutive earnings per share by $0.23. Fiscal 2018 had a more favorable tax rate as a result of the 2017 Tax Cuts and Jobs Act, which reduced corporate tax rates from 35% to 21%.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2019 and 2018. Revenue is analyzed based on geographic location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Year Ended

	December 27,	December 28,
	2019	2018
S&BT	$104,507	$101,622
EEA	119,503	116,494
International	36,827	46,407
Revenue from continuing operations before reimbursement	$260,837	$264,523

Our total Company revenue from continuing operations and before reimbursements decreased 1%, to $260.8 million in 2019, as compared to $264.5 million in 2018. Our North American revenue from continuing operations and before reimbursements increased 3% and our international revenue from continuing operations and before reimbursements decreased 21% in 2019, as compared to 2018.  Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 8% during both 2019 and 2018.

In 2019 and 2018, no customer accounted for more than 5% of our total revenue.

S&BT net revenue from continuing operations increased 3% in 2019, to $104.5 million as compared to 2018, primarily driven by improved results across most practices.

EEA net revenue from continuing operations increased 3% in 2019, to $119.5 million, as compared to 2018, primarily driven by strong results in our SAP and OneStream practices, as well as strong cloud revenue growth from our EPM practices, partially offset by the Oracle EPM On-Premise declines.

Hackett international net revenue from continuing operations decreased 21% in 2019, as compared to 2018. This decrease in revenue, which is primarily derived in Europe, was largely due to the uncertainties surrounding Brexit which appears to have impacted client decision making. Total Company international net revenue from continuing operations accounted for 14% of our total revenue in 2019, as compared to 18% in 2018.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs from continuing operations were $159.4 million in 2019 from $159.6 million in 2018. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements 61% in 2019, as compared to 60% in 2018.

Non-cash stock compensation expense from continuing operations was $3.8 million in both 2019 and 2018.

The acquisition related compensation benefit of $0.1 million and $0.5 million in 2019 and 2018, respectively, related to the liability for the cash portion of the Aecus contingent consideration that was to be paid to the selling shareholders and key personnel, and the cash portion of the Jibe contingent consideration that is to be paid to key personnel, all of which are subject to service vesting and as a result is recorded as compensation expense. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K. These liabilities were both settled in 2019.

Acquisition related non-cash stock compensation expense in 2019 and 2018 primarily related to our EPM AMS acquisition of Technolab in fiscal 2014 and the Jibe and Aecus acquisitions in 2017. See Note 15, “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Selling, General and Administrative (“SG&A”). SG&A costs from continuing operations, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets decreased 1% to $58.1 million in 2019, from $58.5 million in 2018. SG&A costs as a percentage of revenue before reimbursements were 22% in both 2019 and 2018.

Non-cash compensation expense included in total SG&A decreased to $2.9 million in 2019, as compared to $3.2 million in 2018. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $1.0 million in 2019, as compared to $2.4 million in 2018. The amortization expense in 2019 and 2018 related to the amortization of the intangible assets acquired in our acquisitions of Jibe and Aecus in the second quarter of 2017 and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs during the fourth quarter of 2017. The 2018 amortization expense also includes the amortization of the intangible assets acquired in our 2014 EPM AMS acquisition of Technolab. The intangible assets relate to the customer relationship, trademarks, customer backlog and non-compete agreements. The Jibe and Aecus intangible assets will continue to amortize until 2022.  The CGBS Training and Certification intangible asset will amortize until 2021.

          Acquisition-contingent Consideration Liability. During 2019 and 2018, the liabilities related to the cash portion of the Jibe acquisition contingent consideration due to selling shareholders, which is not subject to service vesting, was reduced based on the estimated achievement of the contingent earnout targets, resulting in a benefit. The liability was settled during 2019.

           Impairment of Assets. In 2019, we recorded a $1.2 million asset impairment on our investment in the Hackett Institute’s Enterprise Analytics Program. In 2018, we recorded a $6.3 million asset impairment on our investments in the Hackett Performance Exchange and our Working Capital Course.

Restructuring Costs. In 2019, we recorded restructuring costs primarily related to the continued weakness in our international operations. These costs primarily related to severance costs as we reduced staff to be commensurate with current demand primarily in both Europe and Australia.

Interest Expense. In 2019, we recorded interest expense of $311 thousand, as compared to $638 thousand in 2018, primarily due to the lower average outstanding debt balance. The debt was fully paid off during the fourth quarter of 2019.

Income Taxes. During 2019, we recorded $7.7 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 25.0% from continuing operations. During 2018, we recorded $5.6 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 16.9% from continuing operations. In 2018 the effective tax rate reflected a lower federal tax rate of 21% as a result of the 2017 Tax Cuts and Jobs Act.

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

The following table sets forth revenue by group for the periods indicated (in thousands):

	Year Ended

	December 28,	December 29,
	2018	2017
S&BT	$101,622	$87,036
EEA	116,494	126,289
International	46,407	41,806
Revenue from continuing operations before reimbursement	$264,523	$255,131

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

SBT net revenue from continuing operations and before reimbursements increased 17% in 2018, as compared to 2017, primarily due to strong results across most practices.

EEA net revenue from continuing operations and before reimbursements decreased 8% in 2018, as compared to 2017. The decrease was primarily due to our Oracle EEA group which was adversely impacted as a result of the transition from on-premise to cloud application migration and our SAP EEA group which was negatively impacted by the SAP channel transition resulting from SAP’s decision to emphasize S4 HANA Single Tenant solutions more aggressively over its non-SAP hosted S4 HANA options.

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

           Impairment of Assets. In 2018, we recorded a $6.3 million asset impairment on our investments in the Hackett Performance Exchange and our Working Capital Course.

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

Liquidity and Capital Resources

As of December 27, 2019 and December 28, 2018, we had $26.0 million and $13.8 million, respectively, of cash and cash equivalents, respectively. As of December 27, 2019, we had no outstanding debt under our revolving credit facility. We currently believe that available funds (including the cash on hand and funds available for borrowing under the revolving line), and cash flows generated by operations will be enough to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds to support expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 27,	December 28,
	2019	2018
Cash flows provided by operating activities	$42,361	$32,411
Cash flows used in investing activities	$(5,578)	$(9,637)
Cash flows used in financing activities	$(24,697)	$(26,556)

Cash Flows from Operating Activities

Net cash provided by operating activities was $42.4 million in 2019, as compared to $32.4 million in 2018. In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and decreased account receivables and unbilled revenue, partially offset by lower accrued expenses and other liabilities due to the payout of 2018 incentive compensation and state and federal income taxes.   In 2018, the net cash provided by operating activities was primarily due to net income from continuing operations adjusted for non-cash items, partially offset by lower accrued expenses and other liabilities due to the payout of 2017 incentive compensation and state and federal income taxes and an increase in accounts receivable and unbilled revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.6 million in 2019, as compared to $9.6 million in 2018. During 2019 and 2018, cash flows used in investing activities included investments relating to investments in internal corporate systems, the global rollout of new laptops which occurs every three to four years, and our investments relating to the development of our Quantum Leap benchmark technology. In addition, in 2019 the Jibe earnout consideration with the selling shareholders was finalized and settled.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.7 million in 2019, as compared to $26.6 million in 2018. The usage of cash in 2019 was primarily related to the dividend payments of $11.2 million, the net paydown of the revolving line of credit of $6.5 million, employee net vesting related tax withholding requirements of $2.5 million and for the repurchase of Company common stock under the Company’s share repurchase program of $5.3 million. The usage of cash in 2018 was primarily related to the dividend payments of $10.0 million, the net paydown of the revolving line of credit of $12.5 million, employee net vesting related to tax withholding requirements of $3.6 million and for the repurchase of Company common stock under the Company’s share repurchase program of $1.2 million.

Contractual Obligations

There were no material capital commitments as of December 27, 2019. The following table summarizes our future principal payments under our credit facility (See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K) and future lease commitments under our non-cancelable operating leases as of December 27, 2019 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	—	—	—	—	—
Operating lease obligations	8,845	2,445	3,727	1,428	1,245
Total	$8,845	$2,445	$3,727	$1,428	$1,245

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our credit facility, as such amounts vary and cannot be estimated. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 27, 2019.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2019, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the credit facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the credit facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our credit facility would not have had a material impact on our 2019 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. The Company recognized income related to foreign currency exchange of $0.1 million and $0.6 million in 2019 and 2018, respectively and losses of $0.7 million in 2017. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 27, 2019 and December 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 27, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2019 and December 28, 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

March 5, 2020

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27,	December 28,
	2019	2018
ASSETS
Current assets:
Cash	$25,954	$13,808
Accounts receivable and unbilled revenue, net of allowance of $743 and $1,441 at December 27, 2019 and December 28, 2018, respectively	49,778	54,807
Prepaid expenses and other current assets	2,895	4,339
Assets related to discontinued operations	—	137
Total current assets	78,627	73,091
Property and equipment, net	19,916	19,750
Other assets	2,652	3,704
Goodwill	84,578	84,207
Operating lease right-of-use assets	7,962	—
Total assets	$193,735	$180,752
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,494	$7,429
Accrued expenses and other liabilities	32,482	34,498
Operating lease liabilities	2,707	—
Liabilities related to discontinued operations	—	2,300
Total current liabilities	43,683	44,227
Non-current deferred tax liability, net	7,183	6,435
Long-term debt	—	6,500
Operating lease liabilities	5,255	—
Total liabilities	56,121	57,162
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 57,180,616 and 56,607,622 shares issued at December 27, 2019 and December 28, 2018, respectively	58	57
Additional paid-in capital	303,707	296,955
Treasury stock, at cost, 27,425,476 and 27,086,782 shares at December 27, 2019 and December 28, 2018, respectively	(141,887)	(136,604)
Accumulated deficit	(13,714)	(25,424)
Accumulated other comprehensive loss	(10,550)	(11,394)
Total shareholders' equity	137,614	123,590
Total liabilities and shareholders' equity	$193,735	$180,752

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Revenue:
Revenue before reimbursements	$260,837	$264,523	$255,131
Reimbursements	21,635	21,364	21,468
Total revenue	282,472	285,887	276,599
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $4,785, $5,842, and $6,924 of stock compensation expense in 2019, 2018, and 2017, respectively)	164,044	164,921	161,863
Reimbursable expenses	21,635	21,364	21,468
Total cost of service	185,679	186,285	183,331
Selling, general and administrative costs (includes $2,931, $3,238 and $3,330 of stock compensation expense in 2019, 2018, and 2017, respectively)	62,074	64,123	63,271
Impairment of assets	1,180	6,269	—
Acquisition-related contingent consideration	(1,133)	(4,364)	—
Restructuring cost	3,334	—	1,293
Total costs and operating expenses	251,134	252,313	247,895
Operating income	31,338	33,574	28,704
Other expense:
Interest expense	(311)	(638)	(584)
Income from continuing operations before income taxes	31,027	32,936	28,120
Income tax expense	7,744	5,577	2,564
Income from continuing operations	23,283	27,359	25,556
Gain (loss) from discontinued operations (net of taxes)	(6)	(3,450)	1,798
Net income	$23,277	$23,909	$27,354
Basic net income per common share:
Income per common share from continuing operations	$0.78	$0.93	$0.89
Income (loss) per common share from discontinued operations	(0.00)	$(0.12)	$0.06
Net income per common share	$0.78	$0.81	$0.95

Diluted net income per common share:
Income per common share from continuing operations	$0.72	$0.85	$0.79
Income (loss) per common share from discontinued operations	0.00	$(0.11)	$0.06
Net income per common share	$0.72	$0.74	$0.85

Weighted average common shares outstanding	29,805	29,379	28,852
Weighted average common and common equivalent shares outstanding	32,453	32,330	32,196

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Net income	$23,277	$23,909	$27,354
Foreign currency translation adjustment	844	(2,885)	3,040
Total comprehensive income	$24,121	$21,024	$30,394

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 30, 2016	54,785	$55	$277,100	(26,197)	$(122,756)	$(56,581)	$(11,549)	$86,269
Issuance of common stock	960	1	(3,211)	—	—	—	—	(3,210)
Treasury stock purchased	—	—	—	(748)	(11,298)	—	—	(11,298)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	14,408	—	—	—	—	14,408
Dividends declared	—	—	—	—	—	(9,288)	—	(9,288)
Net income	—	—	—	—	—	27,354	—	27,354
Foreign currency translation	—	—	—	—	—	—	3,040	3,040
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	863	1	(2,798)	—	—	—	—	(2,797)
Treasury stock purchased	—	—	1,346	(141)	(2,550)	—	—	(1,204)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,110	—	—	—	—	10,110
Dividends declared	—	—	—	—	—	(10,818)	—	(10,818)
Net income	—	—	—	—	—	23,909	—	23,909
Foreign currency translation	—	—	—	—	—	—	(2,885)	(2,885)
Balance at December 28, 2018	56,608	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	573	1	(1,717)	—	—	—	—	(1,716)
Treasury stock purchased	—	—	—	(339)	(5,283)	—	—	(5,283)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	8,469	—	—	—	—	8,469
Dividends declared	—	—	—	—	—	(11,567)	—	(11,567)
Net income	—	—	—	—	—	23,277	—	23,277
Foreign currency translation	—	—	—	—	—	—	844	844
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Cash flows from operating activities:
Net income	$23,277	$23,909	$27,354
Less income (loss) from discontinued operations, net of taxes	(6)	(3,450)	1,798
Net income from continuing operations	23,283	27,359	25,556
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation expense	3,206	2,465	2,442
Amortization expense	1,036	2,369	2,090
Impairment of assets	1,180	6,269	—
Amortization of debt issuance costs	91	91	90
Provision for doubtful accounts	1,111	668	117
(Gain) loss on foreign currency transactions	(90)	(592)	695
Non-cash stock compensation expense	7,716	9,310	10,316
Deferred income tax expense (benefit)	999	223	(1,781)
Changes in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable and unbilled revenue	4,262	(2,556)	(3,060)
Decrease (increase) in prepaid expenses and other assets	1,450	(1,870)	(887)
Increase (decrease) in accounts payable	1,065	(1,005)	(1,064)
Decrease in accrued expenses and other liabilities	(2,944)	(11,699)	(7,859)
Net cash provided by operating activities of continuing operations	42,365	31,032	26,655
Net cash provided by (used in) operating activities of discontinued operations	(4)	1,379	(146)
Net cash provided by operating activities	42,361	32,411	26,509
Cash flows from investing activities:
Purchases of property and equipment	(4,568)	(9,637)	(6,517)
Cash consideration paid for acquisitions	(1,010)	—	(11,268)
Cash acquired in acquisition	—	—	261
Net cash used in investing activities	(5,578)	(9,637)	(17,524)
Cash flows from financing activities:
Proceeds from borrowings	1,000	5,000	26,000
Payment of debt borrowings	(7,500)	(17,500)	(14,000)
Dividends paid	(11,196)	(10,048)	(8,670)
Proceeds from issuance of common stock	806	778	1,208
Repurchases of common stock	(7,807)	(4,786)	(15,716)
Net cash used in financing activities	(24,697)	(26,556)	(11,178)
Effect of exchange rate on cash	60	78	(5)
Net increase (decrease) in cash	12,146	(3,704)	(2,198)
Cash at beginning of year	13,808	17,512	19,710
Cash at end of year	$25,954	$13,808	$17,512
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,805	$7,962	$3,698
Cash paid for interest	$231	$541	$510

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of Jibe Consulting and Aecus Limited	$973	$-	$3,613

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm to global companies. Services include business transformation, enterprise performance management, and global business services. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle EPM and SAP practices.  Intercompany transactions and balances are eliminated upon consolidation.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2019, 2018 and 2017 ended on December 27, 2019, December 28, 2018 and December 29, 2017, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash

The Company considers all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the F.D.I.C. insurance limits.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivable and critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years.   In 2017, 2018, and 2019, the Company’s Board of Directors approved an increase in the annual dividend to $0.30 per share, $0.34 per share, and $0.36 per share, respectively.  Subsequent to 2019, the Company’s Board of Directors approved the increase in the annual dividend from $0.36 to $0.38 per share to be paid on a semi-annual basis. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their estimated useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three to ten years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the consolidated statements of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

         The Company capitalizes the costs of internal-use software, which generally includes hardware, software, and payroll-related costs for employees who are directly associated with, and who devote time, to the development of internal-use computer software.

Long-Lived Assets (excluding Goodwill and Indefinite Lived Intangible Assets)

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

Business Combinations

For transactions that are considered business combinations, the purchased assets and assumed liabilities are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement during the measurement period of up to one year after the closing date of an acquisition as information relative to closing date fair values become available.

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. The reporting units consist of The Hackett Group (including global Benchmarking, Business Transformation, Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and SAP AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, the Company utilizes the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a market participant would be willing to pay for a company. These multiples are then applied to the Company’s reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2019 and 2018 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at December 29, 2017	44,402	40,672	85,074
Foreign currency translation adjustment	(867)	—	(867)
Balance at December 28, 2018	43,535	40,672	84,207
Foreign currency translation adjustment	371	—	371
Balance at December 27, 2019	$43,906	$40,672	$84,578

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

          Finite lived intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if there has been an impairment. The amount of an impairment is calculated as the difference between the fair value of the asset and the carrying value. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values. Other intangible assets arise from business combinations and consist of customer relationships, customer backlog and trademarks that are amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 27,	December 28,
	2019	2018
Gross carrying amount	$27,269	$27,269
Accumulated amortization	(25,274)	(24,238)
Foreign currency translation adjustment	121	59
	$2,116	$3,090

All of the Company’s intangible assets are expected to be fully amortized by the end of 2022.  For the years ended December 27, 2019, December 28, 2018, and December 27, 2017, the Company recorded $1.0 million, $2.4 million and $2.1 million of amortization expense, respectively. The estimated future amortization expense of intangible assets as of December 27, 2019 is as follows:  $1.0 million in 2020, $0.9 million in 2021, $0.2 million in 2022. See Note 15 for further discussion.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 5 for the deferred revenue balances. During the 12 months ended December 27, 2019, the Company recognized $17.8 million of revenue as a result of changes in deferred revenue liability balance, as compared to $19.1 million for the twelve months ended December 28, 2018, respectively.

The following table reflects the Company’s disaggregation of total revenue from continuing operations including reimbursable expenses for the quarters and twelve months ended December 27, 2019 and December 28, 2018:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Consulting	$279,043	$282,213	$272,821
Software license sales	3,429	3,674	3,778
Total revenue from continuing operations	$282,472	$285,887	$276,599

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 27, 2019 and December 28, 2018, the Company had $1.6 million, and $1.2 million, respectively, of deferred commissions, of which $1.4 million was amortized during both the 12 months ended December 27, 2019 and December 28, 2018. No impairment loss was recognized relating to the capitalization of deferred commission.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table includes the carrying amounts of the major classes of assets and liabilities presented in discontinued operations in our consolidated balance sheet:

	December 27,	December 28,
	2019	2018
ASSETS
Accounts receivable and unbilled revenue, net of allowance of $0 and $0 at December 27, 2019 and December 28, 2018, respectively	$-	$137
Assets related to discontinued operations	$-	$137

LIABILITIES
Accrued expenses and other liabilities (1)	$-	$2,300
Liabilities related to discontinued operations	$-	$2,300

(1) The balance at December 28, 2018, primarily represents the accrued severance related to terminated employees.

The following table presents the gain and loss results for our discontinued operations:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Revenue:
Revenue before reimbursements	$75	$2,519	$8,121
Reimbursements	17	496	1,142
Total revenue	92	3,015	9,263
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	28	5,340	4,449
Reimbursable expenses	17	496	1,142
Total cost of service	45	5,836	5,591
Selling, general and administrative costs	52	1,210	1,554
Total costs and operating expenses	97	7,046	7,145
Income from discontinued operations before income taxes	(5)	(4,031)	2,118
Income tax expense (benefit)	1	(581)	320
Gain (loss) from discontinued operations	$(6)	$(3,450)	$1,798

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Basic weighted average common shares outstanding	29,804,721	29,378,643	28,852,251
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	307,422	565,950	1,002,380
Common stock issuable upon the exercise of stock options and SARs	2,340,450	2,385,813	2,341,501
Dilutive weighted average common shares outstanding	32,452,593	32,330,406	32,196,132

There were 12 thousand, 1 thousand and 19 thousand shares of underlying awards granted excluded from the above reconciliation for the years ended 2019, 2018 and 2017, respectively, as their inclusion would have had an anti-dilutive effect on diluted net income per share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of December 27, 2019 and December 28, 2018, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated its carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2019, 2018 and 2017, no customer accounted for more than 5% of total revenue.

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

Other Comprehensive Income

The Company reports its comprehensive income in accordance with FASB ASC Topic 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. Other comprehensive income consists of net income and currency translation adjustments.

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

Accounting Pronouncements Not Yet Adopted

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consists of the following (in thousands):

	December 27,	December 28,
	2019	2018
Accounts receivable	$35,884	$35,794
Unbilled revenue	14,637	20,454
Allowance for doubtful accounts	(743)	(1,441)
	$49,778	$54,807

Accounts receivable as of December 27, 2019 and December 28, 2018, is net of uncollected advanced billings. Unbilled revenue as of December 27, 2019 and December 28, 2018, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Property and Equipment, net

	December 27,	December 28,
	2019	2018
Equipment	$9,211	$9,048
Software	31,631	28,791
Leasehold improvements	980	962
Furniture and fixtures	555	540
	42,377	39,341
Less accumulated depreciation	(22,461)	(19,591)
	$19,916	$19,750

Depreciation expense for the years ended December 27, 2019, December 28, 2018 and December 29, 2017, was $3.2 million, $2.5 million, and $2.4 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

As a result of the current decline in the Europe market and management’s efforts to focus on resources within the markets that provide the Company with the strongest growth opportunity, in 2019 the Company made the determination that the remaining investment in its Hackett Institute Enterprise Analytics Program was impaired. The remaining investment as of December 27, 2019 was $1.2 million.

As a result of the emergence of strict cyber-security requirements, the release of the General Data Protection Regulation (“GDPR”) in Europe, and well publicized data breaches that have occurred with U.S. companies throughout 2018, clients have made significant procedural and process changes that have made the implementation of the Company’s Hackett Performance Exchange data extraction offering extremely difficult. Clients prefer to input or upload spreadsheets to our data collection systems rather than allow for direct data extraction.  Therefore in 2018, the Company determined that the remaining investment of $5.9 million was impaired. In addition, as part of the discontinuance of our REL Working Capital practice, the Company decided to eliminate the Working Capital Course that was developed.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 27,	December 28,
	2019	2018
Accrued compensation and benefits	$3,987	$5,012
Accrued bonuses	3,932	5,064
Accrued dividend payable	5,791	5,407
Restructuring liability	1,584	—
Acquisition earnout accruals	—	2,559
Deferred revenue	9,583	8,259
Accrued sales, use, franchise and VAT tax	2,460	3,077
Non-cash stock compensation accrual	339	872
Income tax payable	2,611	1,769
Other accrued expenses	2,195	2,479
Total accrued expenses and other liabilities	$32,482	$34,498

6. Restructuring Costs

During 2019, the Company recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. As of December 29, 2019, the Company had $1.6 million of remaining commitments related to the restructuring charge.  During 2017, the Company recorded restructuring costs of $1.3 million, which was primarily related to the transition of resources driven by our migration from on-premise software to cloud-based implementations, as well as the Jibe acquisition, and the rationalization of global resources as a result of the emergence of RPA (“Robotic Process Automation”) related engagements from the Aecus acquisition.  As of December 29, 2017, the Company did not have any remaining commitments related to restructuring.

The following table sets forth the activity in the restructuring expense accruals in fiscal 2017, 2018 and 2019 (in thousands):

		Exit, Closure and
	Severance and Other	Consolidation
	Employee Costs	of Facilities	Total

Accrual balance at December 29, 2017	$—	$—	$—
Additions	—	—	—
Expenditures	—	—	—
Accrual balance at December 28, 2018	$—	$—	$—
Additions	2,912	422	3,334
Expenditures	(1,665)	(85)	(1,750)
Accrual balance at December 27, 2019	$1,247	$337	$1,584

7. Lease Commitments

As described in Note 1 “Recent Accounting Pronouncements”, effective December 29, 2018, the Company adopted the new lease accounting standard. The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 and 10 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right of use asset.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments (continued)

The weighted average remaining lease term is 5.0 years. Assuming the Company exercises the opt-out option in year 5 for its London office lease, the weighted average remaining lease term would be 3.2 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the twelve months ended December 27, 2019, the Company paid $2.5 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through March 2028. Lease expense for the years ended December 27, 2019, December 28, 2018 and December 29, 2017, was $2.8 million, $2.8 million and $2.4 million, respectively. The components of lease expense during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017 all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 27, 2019, are as follows (in thousands):

Rental
Payments
2020	$2,446
2021	2,011
2022	1,716
2023	772
2024	656
Thereafter	1,244
Total	$8,845

As of December 27, 2019, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

8. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $20.0 million pursuant to a revolving line of credit (the “Revolver”) and up to $47.0 million pursuant to a term loan (“the Term Loan”, and together with the Revolver, the “Credit Facility”). As of the end of January 1, 2016, the Company had fully utilized and paid off its Term Loan. As of the end of 2019, the Company had paid off the Revolver in total. As of the end of 2018, the Company had a $6.5 million outstanding balance on the Revolver.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 27, 2019, the applicable margin percentage was 1.25% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate as of December 27, 2019 was 4.00%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 27, 2019, the Company was in compliance with all covenants.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

The Company did not incur any incremental debt issuance costs in 2019 and 2018. These costs are amortized over the remaining life of the Credit Facility and are included in Other Assets in the accompanying consolidated balance sheet.

As of December 27, 2019, the Company did not have any outstanding debt balance on the Revolver, excluding debt issuance costs of $0.1 million. During fiscal 2019, the Company borrowed $1.0 million and paid down $7.5 million, leaving no outstanding balance. During fiscal 2018, the Company borrowed $5.0 million  and paid down $17.5 million, leaving $6.5 million outstanding under the Revolver, excluding the debt issuance costs of $0.2 million as of December 28, 2018.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2014 and all significant state, local and foreign matters have been concluded for years through 2014. In the first quarter of 2017, the IRS commenced an examination of the Company’s U.S. income tax return for fiscal year 2014. The examination was finalized in 2019 with no changes to the Company’s reported tax.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Domestic	$33,072	$26,040	$22,038
Foreign	(2,045)	6,896	6,082
Income from operations before income taxes	$31,027	$32,936	$28,120

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Current tax expense
Federal	$5,451	$3,068	$3,231
State	1,032	721	445
Foreign	262	1,565	669
	6,745	5,354	4,345
Deferred tax expense (benefit)
Federal	425	220	(2,915)
State	670	365	209
Foreign	(96)	(362)	925
	999	223	(1,781)
Income tax expense from continuing operations	$7,744	$5,577	$2,564

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
U.S statutory income tax expense rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax expense	4.3	2.6	1.5
Valuation reduction	1.2	—	0.2
Tax reform impact on deferred taxes	—	—	(14.4)
Meals and entertainment	0.5	1.0	1.0
Foreign rate differential	—	0.2	(3.0)
Share based compensation	(1.3)	(3.6)	(12.2)
Purchase accounting	(0.8)	(3.1)	1.2
Foreign exchange loss	0.2	(0.3)	0.4
Other, net	(0.1)	(0.9)	(0.6)
Effective tax rate	25.0%	16.9%	9.1%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 27,	December 28,
	2019	2018
Deferred income tax assets:
Allowance for doubtful accounts	$185	$237
Net operating loss and tax credits carryforward	2,912	2,662
Accrued expenses and other liabilities	4,987	5,020
	8,084	7,919
Valuation allowance	(1,571)	(1,191)
	6,513	6,728
Deferred income tax liabilities:
Depreciation	(5,161)	(5,271)
Tax over book amortization on goodwill and intangibles	(8,274)	(7,656)
Other items	(261)	(236)
	(13,696)	(13,163)
Net deferred income tax liability	$(7,183)	$(6,435)

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

The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 in December 2017.  The SAB provides guidance on accounting for the tax effects of the 2017 Tax Act where uncertainty exists, it provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the related accounting under U.S. GAAP.  In accordance with this guidance, the Company recorded provisional amounts for those specific income tax effects of the 2017 Tax Act for which a reasonable estimate could be determined.

As of December 27, 2019, the Company had $1.1 million of U.S. state net operating loss carryforwards. Additionally, at December 27, 2019, the Company had $8.9 million of foreign net operating loss carryforwards, of which $2.9 million related to operations in the United Kingdom, $0.9 million related to operations in France and $1.7 million related to operations in Australia. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 27, 2019 and December 28, 2018, the Company had a valuation allowance of $1.6 million and $1.2 million, respectively, to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries at December 31, 2019 was approximately $3.8 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

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

The company finalized its Transition Tax calculation during the allowed measurement period in 2018 and computed an overall accumulated net deficit, thus no amounts were recorded relative to the Transition Tax.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 27, 2019 and December 28, 2018, the total amount of accrued income tax-related interest and penalties was $155 thousand and $ 144 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740-10 liability during the years ended December 27, 2019 and December 28, 2018, (in thousands):

	Year Ended
	December 27,	December 28,
	2019	2018
Beginning balance	$402	$766
Additions based on tax positions	11	10
Reduction for prior year tax deductions	—	(374)
Ending balance	$413	$402

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

As of December 27, 2019 and December 28, 2018, the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.4 million for both periods was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 27, 2019 and December 28, 2018, would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share-based compensation included in net income for the years ended December 27, 2019, December 28, 2018 and December 29, 2017, is as follows:

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Restricted stock units	$6,762	$7,283	$7,801
Stock options and stock appreciation rights	—	—	—
Common stock subject to vesting requirements	954	2,027	2,515
	$7,716	$9,310	$10,316

The number of shares available for future issuance under the Company's stock plans as of December 27, 2019 were 1,466,084. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the fair value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.  Stock option activity under the Company’s stock option plans for the year ended December 27, 2019 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 28, 2018	180,167	$4.00
Exercised	—	—
Forfeited or expired	(167)	3.63
Outstanding as of December 27, 2019	180,000	$4.00	2.23	$2,142,000
Exercisable at December 27, 2019	180,000	$4.00	2.23	$2,142,000

A summary of the Company’s stock option activity for the years ended December 28, 2018 and December 29, 2017, was as follows:

	December 28, 2018		December 29, 2017
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	180,167	$4.00	230,167	4.00
Exercised	—	—	(50,000)	4.00
Forfeited or expired	—	—	—	—
Outstanding at end of year	180,167	$4.00	180,167	$4.00
Exercisable at end of year	180,167	$4.00	180,167	$4.00

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Stock Based Compensation (continued)

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Other information pertaining to stock option activity during the years ended December 27, 2019, December 28, 2018 and December 29, 2017, was as follows (in thousands):

	Year Ended
	December 27, 2019	December 28, 2018	December 29, 2017
Total intrinsic value of stock options exercised	$—	$—	$803

SAR activity for the year ended December 27, 2019 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding as of December 28, 2018	2,916,563	$4.00	1.31
Expired	—	—	—
Outstanding as of December 27, 2019	2,916,563	$4.00	$1.31
Exercisable at December 27, 2019	2,916,563	$4.00	$1.31

         As of December 27, 2019, no SARs had been exercised and all of the outstanding options and SARs were performance-based .

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, or (3) a three -year period with 33% vesting on the first, second and third anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 27, 2019, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2018	1,146,691	15.93
Granted	542,455	18.05
Vested	(436,671)	14.91
Forfeited	(209,932)	15.13
Nonvested balance as of December 27, 2019	1,042,543	$17.34

The Company recorded restricted stock units based compensation expense of $6.8 million, $7.3 million and $7.8 million in 2019, 2018 and 2017, respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 27, 2019, there was $10.4 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 27, 2019 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 28, 2018	289,507	$16.03
Granted	81,423	15.94
Vested	(211,567)	14.31
Forfeited	(30,572)	16.67
Nonvested balance as of December 27, 2019	128,791	$18.64

Common stock subject to vesting requirements of $1.0 million and $0.1 million was issued in 2019 and 2018, respectively, in relation to the equity portion of the Jibe, Aecus and Technolab acquisitions. These shares are subject to a four-year vesting period.

The Company recorded compensation expense of $1.0 million, $2.0 million and $2.5 million, during the years ended December 27, 2019, December 28, 2018 and December 29, 2017, respectively, related to common stock subject to vesting requirements.

As of December 27, 2019, there was $1.6 million of total stock-based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.7 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six -month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  In 2017, subject to shareholder approval, the Company’s Board of Directors agreed to extend the Employee Stock Purchase Plan to July 1, 2023 from July 1, 2018 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 279,606 at that time.  As of 2019, a total of 105,252 shares of common stock were available for purchase under the plan. For plan years 2019, 2018 and 2017, 51,548 shares, 55,045 shares and 67,761 shares, respectively, were issued for total proceeds of $0.8 million, $0.8 million, and $1.0 million, respectively.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $137.2 million of the Company’s common stock, thereby increasing the total program size to $142.2 million as of December 27, 2019. As of December 27, 2019, the Company had affected cumulative purchases under the plan of $140.5 million, leaving $1.7 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions, excluding the tender offers mentioned above.  Subsequent to December 27, 2019, the Board of Directors approved an additional $5.0 million authorization under the Company’s repurchase program, thereby increasing the total program size to $147.2 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

During 2019 and 2018, the Company repurchased 339 thousand and 68 thousand shares of its common stock, respectively, at an average price per share of $15.60 and $17.82, respectively, for a total cost of $5.3 million and $1.2 million, respectively. As of December 27, 2019 and December 28, 2018, the Company had repurchased 27.4 million and 27.0 million shares of its common stock, respectively, at an average price of $5.1 per share. During 2019, the Company repurchased 28 thousand shares of its common stock from members of its Board of Directors for $0.5 million or $16.25 per share.  The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.   During 2018, the Company purchased 73 thousand shares, or $1.3 million, from its executives to cover withholding taxes on the gross value of shares that vested. These shares are not included in the repurchase plan.

The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf.  In 2019 and 2018, 132 thousand shares were withheld and not issued for a cost of $2.5 million and 205 thousand shares were withheld and not issued for a cost of $3.6 million, respectively, which are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. The Company has steadily increased the annual dividend since 2012. Most recently, from 2017 to 2018 the dividend increased from $0.30 per share to $0.34 per share.  In 2017, the Company increased the annual dividend to $0.30 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $4.6 million and $4.7 million paid to shareholders of record on June 30, 2017 and December 22, 2017, respectively. In 2018, the Company increased the annual dividend to $0.34 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $5.4 million each paid to shareholders of record on June 29, 2018 and December 21, 2018, respectively. In 2019, the Company increased the annual dividend to $0.36 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $5.8 million each paid to shareholders of record on July 10, 2019 and December 20, 2019, respectively. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The dividend declared in December 2019 was paid in January 2020. Subsequent to December 27, 2019, the Company increased its annual dividend to $0.38 per share to be paid on a semi-annual basis.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. Effective April 1, 2018, the Company made matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. During fiscal year 2017, the Company made matching contributions of 25% of employee contributions up to 6% of their gross salaries.   The Company’s matching contributions were $0.8 million, $1.1 million and $0.5 million for the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017.

13. Transactions with Related Parties

During the year ended December 27, 2019, the Company repurchased 28 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.5 million, or $16.25 per share.  During the year ended 2018, the Company repurchased 53 thousand shares of the Company’s stock from members of its Board of Directors and Chief Financial Officer for a total cost of $1.0 million or $18.33 per share. In addition, during 2018, the Company utilized 73 thousand tendered shares from the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer to cover withholding taxes of $1.3 million on the February 2018 vesting of RSUs.  Subsequent to the year ended December 27, 2019, the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total of $0.7 million, or $17.43 per share.   The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11 for further details.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions

Jibe Consulting

Effective May 1, 2017, the Company acquired certain assets and liabilities of Jibe Consulting, Inc. (“Jibe”), a U.S.- based Oracle E-Business Suite (“EBS”) and Oracle Cloud Business Application implementation firm. The acquisition of Jibe enhanced the Company’s Cloud Application capabilities and strongly complemented its market leading EPM transformation and technology implementation group.

The Sellers’ purchase consideration was $5.4 million in cash, not subject to vesting, and $3.6 million in shares of the Company’s common stock, subject to vesting. The initial cash consideration was funded from borrowings under the Revolver. The equity that was issued has a four-year vesting term and will be recorded as compensation expense over the respective vesting period. In addition, the Sellers earned contingent consideration of $0.7 million of cash and $1.0 million of equity based on the achievement of performance targets over the 18 months following the closing.  The cash related to the contingent consideration which was paid to the Sellers is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which was paid to the key employees, is subject to service vesting and was accounted for as compensation expense. This contingent liability was recorded in the consolidated balance sheet as current accrued expenses and other liabilities. The equity related to the contingent consideration is subject to service vesting and is being recorded as compensation expense over the respective vesting period. During the year ended December 27, 2019, and December 28, 2018, the Company had recorded $0.6 million and $0.9 million, respectively, of acquisition-related non-cash stock compensation related to the equity portion of the closing consideration and the equity portion of the contingent consideration.

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
	$931

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

The acquisition was not material to the Company's results of operations, financial position, or cash flows and therefore, the pro forma impact of these acquisitions is not presented. Since the acquisition date through December 29, 2017, Jibe contributed $12.3 million of revenue before reimbursable expenses and contribution before depreciation, amortization, interest, corporate overhead allocation and taxes of $1.2 million.  The acquisition related costs incurred in 2017 totaled $0.2 million and were all classified in selling, general and administrative costs in the Company’s consolidated statements of operations. All goodwill is expected to be deductible for tax purposes.

Aecus Limited

Effective April 6, 2017, the Company acquired 100% of the equity of the U.K.-based operations of Aecus Limited (“Aecus”), a European Outsourcing Advisory and Robotics Process Automation (“RPA”) consulting firm. This acquisition complemented the global strategy and business transformation offerings of the Company.

The sellers’ purchase consideration was £3.2 million in cash. There was no contingent consideration earned on this transaction based on achievement performance targets.   The closing purchase consideration was funded with the Company’s available funds

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Acquisitions (continued)

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

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 27,	December 28,	December 29,
	2019	2018	2017
Revenue:
North America	$221,823	$222,054	$211,195
International (primarily European countries)	39,014	42,469	43,936
Revenue from continuing operations before reimbursement	$260,837	$264,523	$255,131

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 27,	December 28,
	2019	2018
Long-lived assets:
North America	$91,309	$88,317
International (primarily European countries)	23,799	19,344
Total long-lived assets	$115,108	$107,661

As of December 27, 2019, December 28, 2018 and December 29, 2017, foreign assets included $14.6 million, $14.5 million and $15.1 million, respectively, of goodwill related to the REL, Archstone and Aecus acquisitions, in fiscal 2005, 2009 and 2017, respectively.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 27, 2019 and December 28, 2018, (in thousands, except per share data):

	Quarter Ended
	March 29, 2019	June 28, 2019	September 27, 2019	December 27, 2019
Revenue from continuing operations before reimbursements	$62,370	$67,976	$66,755	$63,736
Operating income (1)	$8,590	$9,759	$9,396	$3,593
Income from continuing operations (1)	$7,049	$7,040	$6,907	$2,287
Income (loss) from discontinued operations (2)	$45	$(51)	$2	$(2)
Net income (1)	$7,094	$6,989	$6,909	$2,285
Basic net income per common share (4):
Income per common share from continuing operations	$0.24	$0.23	$0.23	$0.08
Income (loss) per common share from discontinued operations (2)	$-	$-	$-	$-
Net income (loss) per common share	$0.24	$0.23	$0.23	$0.08

Diluted net income per common share (4):
Income per common share from continuing operations	$0.22	$0.22	$0.21	$0.07
Income (loss) per common share from discontinued operations (2)	$-	$-	$-	$-
Net income (loss) per common share	$0.22	$0.22	$0.21	$0.07

	Quarter Ended
	March 30, 2018	June 29, 2018	September 28, 2018	December 28, 2018
Revenue from continuing operations before reimbursements	$66,039	$68,706	$68,183	$61,595
Operating income	$8,280	$14,243	$8,254	$2,797
Income (loss) from continuing operations (3)	$7,301	$11,672	$5,671	$2,715
Income (loss) from discontinued operations (2)	$66	$(151)	$(514)	$(2,851)
Net income (3)	$7,367	$11,521	$5,157	$(136)
Basic net income per common share (4)
Income (loss) per common share from continuing operations	$0.25	$0.40	$0.19	$0.09
Income (loss) per common share from discontinued operations (2)	$-	$(0.01)	$(0.02)	$(0.09)
Net income (loss) per common share	$0.25	$0.39	$0.17	$(0.00)

Diluted net income per common share (4)
Income (loss) per common share from continuing operations	$0.23	$0.36	$0.18	$0.08
Income (loss) per common share from discontinued operations (2)	$-	$(0.00)	$(0.02)	$(0.08)
Net income (loss) per common share	$0.23	$0.36	$0.16	$(0.00)

(1)	The fourth quarter of 2019 included a charge for restructuring of $3.3 million and a charge for an asset impairment of $1.2 million.
(2)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group in 2018.
(3)	The fourth quarter of 2018 included a charge for asset impairments of $6.3 million.
(4)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 27, 2019, December 28, 2018 AND December 29, 2017

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended December 27, 2019	$1,441	1,111	(1,809)	$743
Year Ended December 28, 2018	$2,601	373	(1,533)	$1,441
Year Ended December 29, 2017	$2,574	49	(22)	$2,601

ITEM  9.  CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 27, 2019.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 27, 2019, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.'s (the Company) internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Hackett Group, Inc. as of December 27, 2019 and December 28, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 27, 2019, and the related notes and schedules, and our report dated March 5, 2020 expressed an unqualified opinion.

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

March 5, 2020

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2020 Annual Meeting of Shareholders is hereby incorporated by reference.

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

ITEM  16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2007).
3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 29, 2000).
3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated March 31, 2008).
3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant’s Form 8-K dated January 21, 2015).
4.1*	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.
10.1**

Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of March 16, 2015) (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).

10.2**

Amendment to Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of March 13, 2015), dated May 3, 2017 (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).

10.3**

Amendment to Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of March 13, 2015), dated October 31, 2019 (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended September 27, 2019).

10.4**	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.5**

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.6**	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.7**	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.8**	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.9**	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.10**	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.11**	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.12**	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.13**	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.14**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.15**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.16

Second Amended and Restated Credit Agreement, dated May 9, 2016, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended April 1, 2016).

Exhibit No.	Exhibit Description
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	XBRL Taxonomy Extension Definition Linkbase
101.LAB***	XBRL Taxonomy Extension Label Linkbase
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 5, 2020.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 5, 2020
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2020
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 5, 2020
David N. Dungan

/s/ Richard Hamlin	Director	March 5, 2020
Richard Hamlin

/s/ John R. Harris	Director	March 5, 2020
John R. Harris

/s/ Robert A. Rivero	Director	March 5, 2020
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 5, 2020
Alan T. G. Wix