Form 10-Q
period 2020-03-27
HACKETT GROUP, INC.
filed 2020-05-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2020

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

As of May 1, 2020, there were 29,976,154 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 27,	December 27,
	2020	2019
ASSETS
Current assets:
Cash	$23,280	$25,954
Accounts receivable and unbilled revenue, net of allowance of $374 and $743 at March 27, 2020 and December 27, 2019, respectively	53,397	49,778
Prepaid expenses and other current assets	3,316	2,895
Total current assets	79,993	78,627

Property and equipment, net	19,774	19,916
Other assets	2,238	2,652
Goodwill	83,786	84,578
Operating lease right-of-use assets	9,318	7,962
Total assets	$195,109	$193,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,347	$8,494
Accrued expenses and other liabilities	27,848	32,482
Operating lease liabilities	2,686	2,707
Total current liabilities	38,881	43,683
Non-current deferred tax liability, net	8,797	7,183
Operating lease liabilities	6,632	5,255
Total liabilities	54,310	56,121

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 57,472,441 and 57,180,616 shares issued at March 27, 2020 and December 27, 2019, respectively	58	58
Additional paid-in capital	304,214	303,707
Treasury stock, at cost, 27,498,432 and 27,425,476 shares March 27, 2020 and December 27, 2019, respectively	(142,893)	(141,887)
Accumulated deficit	(8,200)	(13,714)
Accumulated other comprehensive loss	(12,380)	(10,550)
Total shareholders' equity	140,799	137,614
Total liabilities and shareholders' equity	$195,109	$193,735

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 27,	March 29,
	2020	2019
Revenue:
Revenue before reimbursements	$65,186	$62,370
Reimbursements	4,347	4,785
Total revenue	69,533	67,155
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,113	38,805
Stock compensation expense	1,594	999
Reimbursable expenses	4,347	4,785
Total cost of service	47,054	44,589
Selling, general and administrative costs	14,135	14,341
Stock compensation expense	636	705
Acquisition-related contingent consideration liability	—	(1,070)
Total costs and operating expenses	61,825	58,565
Income from operations	7,708	8,590

Other expense:
Interest expense	(37)	(101)
Income from operations before income taxes	7,671	8,489
Income tax expense	2,136	1,440
Income from continuing operations	5,535	7,049
Gain (loss) from discontinued operations	(8)	45
Net income	$5,527	$7,094

Basic net income per common share:
Income per common share from continuing operations	$0.19	$0.24
Gain (loss) per common share from discontinued operations	(0.00)	0.00
Net income per common share	$0.19	$0.24

Diluted net income per common share:
Income per common share from continuing operations	$0.17	$0.22
Gain (loss) per common share from discontinued operations	(0.00)	0.00
Net income per common share	$0.17	$0.22

Weighted average common shares outstanding:
Basic	29,889	29,683
Diluted	32,264	32,294

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 27,	March 29,
	2020	2019
Net income	$5,527	$7,094
Foreign currency translation adjustment	(1,830)	657
Total comprehensive income	$3,697	$7,751

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 27,	March 29,
	2020	2019
Cash flows from operating activities:
Net income	$5,527	$7,094
Less gain (loss) from discontinued operations	(8)	45
Net income from continuing operations	5,535	7,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	800	606
Amortization expense	238	299
Amortization of debt issuance costs	23	23
Non-cash stock compensation expense	2,230	1,704
Provision for doubtful accounts	21	507
Gain on foreign currency translation	(100)	(64)
Release of valuation allowance	1,622	1,714
Changes in assets and liabilities:
Increase in accounts receivable and unbilled revenue	(3,357)	(1,592)
(Increase) decrease in prepaid expenses and other assets	(185)	301
Decrease in accounts payable	(147)	(1,054)
Decrease in accrued expenses and other liabilities	(236)	(2,176)
Increase (decrease) in income tax payable	85	(603)
Net cash provided by operating activities	6,521	6,759
Cash flows from investing activities:
Purchases of property and equipment	(533)	(1,505)
Net cash used in investing activities	(533)	(1,505)
Cash flows from financing activities:
Proceeds from borrowings	—	1,000
Dividends paid	(5,790)	(5,407)
Repurchase of common stock	(2,969)	(3,990)
Net cash used in financing activities	(8,759)	(8,397)
Effect of exchange rate on cash	97	(6)
Net decrease in cash and cash equivalents	(2,674)	(3,149)
Cash at beginning of period	25,954	13,808
Cash at end of period	$23,280	$10,659
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$350	$315
Cash paid for interest	$14	$87

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)			—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	394	1	(2,373)	—	—	—	—	(2,372)
Treasury stock purchased	—	—	—	(102)	(1,616)	—	—	(1,616)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,394	—	—	—	—	2,394
Net income	—	—	—	—	—	7,094	—	7,094
Foreign currency translation	—	—	—	—	—	—	657	657
Balance at March 29, 2019	57,009	$58	$296,976	(27,188)	$(138,220)	$(18,330)	$(10,737)	$129,747

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2019, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2020. The consolidated results of operations for the quarter ended March 27, 2020, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is substantially generated from providing professional services to its clients. The Company also generates revenue from software licenses, software support, maintenance and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price.  The Company determines the standalone selling price based on the respective selling price of the individual elements when they are sold separately.

Revenue is recognized when control of the goods and services provided are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue as or when we satisfy the performance obligations.

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

The Company generates its revenue under four types of billing arrangements: fixed-fee (including software license revenue); time-and-materials; executive and best practice advisory services; and software sales, maintenance and support.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials, fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with a 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter ended March 27, 2020, the Company recognized $4.4 million of revenue as a result of changes in deferred revenue liability balance, as compared to $4.0 million for the quarter ended March 29, 2019.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters ended March 27, 2020 and March 29, 2019:

	Quarter Ended
	March 27,	March 29,
	2020	2019
Consulting	$63,311	$61,831
Software License Sales	1,875	539
Revenue before reimbursements from continuing operations	$65,186	$62,370

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 27, 2019, and December 28, 2018, the Company had $1.6 million and $1.2 million, respectively, of deferred commissions, of which $0.4 million and $0.2 million was amortized during the first three months of the year 2020 and 2019, respectively.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of March 27, 2020 and December 27, 2019, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue the Company can achieve is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020, however, it expects net revenue and dilutive earnings per share to be negatively impacted in the second quarter of 2020, and for negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce the Company’s clients’ demand for our services.

The Company is actively managing its business to respond to the impact of the COVID-19. The Company has reduced employee travel to only essential business needs and the employees have been working from home. The Company is generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. The Company cannot predict when or how it will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, the Company has implemented plans to manage its costs and preserve cash. The Company has significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.  Any future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of the pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on the Company’s financial condition and operating results remains highly uncertain.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. For public companies, this update was effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the Company adopted ASU 2016-13 which changes how entities measure credit losses for most financial assets, including trade accounts receivable. The adoption did not have a material impact on the financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 27,	March 29,
	2020	2019
Basic weighted average common shares outstanding	29,889,142	29,682,888
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	97,577	239,047
Common stock issuable upon the exercise of stock options and SARs	2,277,288	2,372,515
Dilutive weighted average common shares outstanding	32,264,007	32,294,450

Approximately 9 thousand shares and 4 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended March 27, 2020 and March 29, 2019, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	March 27,	December 27,
	2020	2019
Accounts receivable	$38,400	$35,884
Unbilled revenue	15,371	14,637
Allowance for doubtful accounts	(374)	(743)
Accounts receivable and unbilled revenue, net	$53,397	$49,778

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 27,	December 27,
	2020	2019
Accrued compensation and benefits	$7,209	$3,987
Accrued bonuses	1,068	3,932
Accrued dividend payable	—	5,791
Restructuring liability	526	1,584
Deferred revenue	11,922	9,583
Accrued sales, use, franchise and VAT tax	2,083	2,460
Non-cash stock compensation accrual	100	339
Income tax payable	2,705	2,611
Other accrued expenses	2,235	2,195
Total accrued expenses and other liabilities	$27,848	$32,482

5. Restructuring Costs

During 2019, the Company recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. As of March 27, 2020, the Company had $0.5 million of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Severance and Other	Consolidation
	Employee Costs	of Facilities	Total
Accrual balance at December 27, 2019	$1,247	$337	1,584
Additions	—	—	—
Expenditures	(990)	(68)	(1,058)
Accrual balance at March 27, 2020	$257	$269	526

6. Leases

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 10 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right of use asset.

The components of lease expense were as follows for the three months ended March 27, 2020 (in thousands):

Operating lease cost	$562

Total net lease costs	$562

The weighted average remaining lease term is 4.7 years.  Assuming the Company exercises its opt-out option in year 5 for the London office lease, the weighted average remaining lease term would be 3.3 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the three months ended March 27, 2020, the Company paid $0.6 million from operating cash flows for operating leases.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Leases (continued)

Future minimum lease payments under non-cancellable operating leases as of March 27, 2020, were as follows (in thousands):

2020 (excluding the three months ended March 27, 2020)	$1,995
2021	2,539
2022	2,250
2023	1,292
2024	960
2025 and thereafter	1,207
Total lease payments	10,243
Less imputed interest	(925)
Total	$9,318

As of March 27, 2020, the Company does not have any additional operating leases that have not yet commenced, however the Company did extend its Miami office lease effective July 1, 2020, for an additional four years.

7. Credit Facility

The Company has a credit agreement with Bank of America, N.A. (“Bank of America”), which provides for borrowing up to $45.0 million pursuant to a revolving line of credit (the “Revolver”) which had a maturity date of May 9, 2021 (the “Credit Agreement”).

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

As of March 27, 2020 and December 27, 2019,  the Company did not have any outstanding balance .  The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 27, 2020, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of March 27, 2020, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of March 27, 2020, the Company was in compliance with all covenants.

Subsequent to March 27, 2020, the Company amended the Credit Agreement with Bank of America to extend the maturity date to November 30, 2022. The amendment also increased the interest payable on outstanding loans in respect of the Revolver by an additional per annum rate of 0.50% and provided for a LIBOR floor of 75 basis points. The borrowing capacity remains at $45.0 million.

8. Stock Based Compensation

During the three months ended March 27, 2020, the Company issued 556,604 restricted stock units at a weighted average grant-date fair value of $15.77 per share. As of March 27, 2020, the Company had 1,183,539 restricted stock units outstanding at a weighted average grant-date fair value of $16.75 per share. As of March 27, 2020, $17.0 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years.

As of March 27, 2020, the Company had 127,738 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $18.65 per share. As of March 27, 2020, $1.3 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.4 years.

Forfeitures for all of the Company’s outstanding equity are recognized as incurred.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of March 27, 2020, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months ended March 27, 2020, the Company repurchased 73 thousand shares of its common stock at an average price of $13.79 per share for a total cost of $1.0 million.  As of March 27, 2020 the Company had a total authorization remaining of $5.6 million under its repurchase plan with a  total authorization of $147.2 million.

During the quarter ended March 29, 2019, the Company repurchased 101 thousand shares of its common stock at an average price of $15.99 per share for a total cost of $1.6 million.

The shares repurchased under the share repurchase plan during the quarter ended March 27, 2020, do not include 125 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $2.0 million. During the quarter ended March 29, 2019, the Company bought back 123 thousand shares at a cost of $2.4 million to satisfy employee net vesting obligations.

Dividend Program

In 2019, the Company increased the annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis. During the first quarter of 2020, the Company paid its second semi-annual dividend payment to shareholders, which was declared in 2019 of $5.8 million.  In addition, during the quarter ended March 27, 2020, the Company increased its annual dividend to $0.38 per share to be paid on a semi-annual basis.  These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. The Company’s Board of Directors has deferred the Company’s regular bi-annual dividend declaration decision until closer to the end of the second quarter.  The Board of Directors will consider all relevant information available to us at that time before making a decision.  At this time, the Company cannot predict whether or not it will declare the bi-annual dividend, reduce the dividend, defer the decision further or suspend the dividend program for the rest of the year or longer.

10. Transactions with Related Parties

During the three months ended March 27, 2020, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $17.43 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 27,	March 29,
	2020	2019
Revenue before reimbursements:
North America	$57,054	$52,537
International (primarily European countries)	8,132	9,833
Revenue before reimbursements	$65,186	$62,370

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 27,	December 27,
	2020	2019
Long-lived assets:
North America	$93,048	$91,309
International (primarily European countries)	22,068	23,799
Total long-lived assets	$115,116	$115,108

As of March 27, 2020 and December 27, 2019, foreign assets included $13.8 million and $14.6 million, respectively, of goodwill related to acquisitions.

13. Acquisitions

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

The cash related to the contingent consideration, which was paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which was to be paid to the key employees, is subject to service vesting and was accounted for as compensation expense. Due to the projected earnout results, during the first quarter of 2019, the acquisition-related purchase consideration and compensation expense allocated to both the selling shareholders and key employees resulted in a benefit of $1.2 million in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition. These contingent liabilities were recorded in the consolidated balance sheet as current accrued expenses and other liabilities. During the fourth quarter of 2019, the contingent liabilities were settled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to mitigate or manage disruptions posed by COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the coronavirus pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).” Under Item 1A, “Risk Factors.”

An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 27, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in the Annual Report on From 10-K will likely be amplified by the COVID-19 pandemic.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020, however, we expect net revenue and dilutive earnings per share to be negatively impacted in the second quarter of 2020, and for negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

We are actively managing our business to respond to the impact of the COVID-19. We have reduced employee travel to only essential business needs and our employees have been working from home. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs and preserve cash. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges could be more likely and will be dependent on the severity and duration of the pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.

For more information, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).” under Item 1A, “Risk Factors.”

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended
	March 27,		March 29,
	2020		2019
Revenue:
Revenue before reimbursements	$65,186	100.0%	$62,370	100.0%
Reimbursements	4,347		4,785
Total revenue	69,533		67,155
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,113	63.1%	38,934	62.4%
Stock compensation expense	1,341		920
Acquisition-related compensation benefit	—		(129)
Acquisition-related non-cash stock compensation expense	253		79
Reimbursable expenses	4,347		4,785
Total cost of service	47,054		44,589
Selling, general and administrative costs	13,897	21.3%	14,042	22.5%
Non-cash stock compensation expense	636		705
Amortization of intangible assets	238		299
Acquisition-related contingent consideration liability	—		(1,070)
Total selling, general, and administrative expenses	14,771		13,976
Total costs and operating expenses	61,825		58,565
Income from operations	7,708	11.8%	8,590	13.8%
Other expense:
Interest expense	(37)		(101)
Income from continuing operations before income taxes	7,671	11.8%	8,489	13.6%
Income tax expense	2,136	3.3%	1,440	2.3%
Income from continuing operations (net of taxes)	5,535		7,049
Gain (loss) from discontinued operations	(8)		45
Net income	$5,527	8.5%	$7,094	11.4%
Diluted net income per common share	$0.17		$0.22

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2020 and the comparable period of 2019. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended
	March 27,	March 29,
	2020	2019
S&BT	$24,684	$24,647
EEA	33,002	27,413
International	7,500	10,310
Revenue from continuing operations before reimbursements	$65,186	$62,370

Our total Company net revenue from continuing operations, or revenue before reimbursements, increased 5%, to $65.2 million in the first quarter of 2020, as compared to $62.4 million in the same period of 2019. In the first quarter of 2020 and 2019, no customer accounted for more than 5% of our total revenue.

S&BT net revenue was $24.7 million during the first quarter of 2020, as compared to $24.6 million in the same period of 2019. This group’s business transformation practice is where nearly all of our March disruption from the COVID-19 pandemic impact was felt.

EEA net revenue increased 20%, to $33.0 million during the first quarter of 2020, as compared to $27.4 million in the same period of 2019. This increase was driven by strong growth from our SAP S4 HANA implementation practice, which also benefited from strong software sales activity, and strong growth from our Oracle Cloud ERP and OneStream Practices.

Hackett international net revenue from continuing operations decreased 27% in the first quarter of 2020, as compared to the same period in 2019, as Europe continues to be impacted by lengthened client decision-making from economic uncertainty. Total Company international net revenue accounted for 12% and 17% of total Company net revenue during both the first quarter of 2020 and 2019, respectively.

Reimbursements as a percentage of total net revenue were 7% and 8% during both the first quarter of 2020 and 2019, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs increased 6%, to $41.1 million, for the first quarter of 2020 from $38.9 million in the same period of 2019. The increase was primarily a result of increased headcount and higher utilization of subcontractors during the quarter.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 63% for the first quarter of 2020 and 62% for the first quarter of 2019.

Non-cash stock compensation expense was $1.3 million for the first quarter of 2020, as compared to $0.9 million for the same period of 2019.

The acquisition-related compensation benefit in 2019 related to the accrual for the cash portion of contingent consideration related to two acquisitions, all of which is subject to service vesting and as a result has been recorded as compensation expense. The liabilities were settled during the fourth quarter of 2019.

Acquisition related non-cash stock compensation expense in 2020 and 2019 primarily related to equity issued in relation to acquisitions between 2014 and 2017.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $13.9 million for the first quarter of 2020, as compared to $14.0 million for the same period in 2019. These SG&A costs as a percentage of revenue before reimbursements were 21% and 23% during the first quarter of 2020 and 2019, respectively.

Amortization expense was $0.2 million in the first quarter of 2020, as compared to $0.3 million in the same period in 2019. The amortization expense in 2020 relates to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible assets related to the joint venture will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the first quarter of 2019, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability. This liability was settled in the fourth quarter of 2019.

Income Taxes. During the first quarter of 2020, we recorded $2.1 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 28%. In the first quarter of 2019, we recorded $1.4 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 17%.  The increase in the quarter ending March 27, 2020, GAAP income tax rate is primarily due to a lower tax benefit related to share based compensation when compared to the same period in the prior year.

Liquidity and Capital Resources

As of March 27, 2020, and December 27, 2019, we had $23.3 million and $26.0 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 27,	March 29,
	2020	2019
Cash flows provided by operating activities	$6,521	$6,759
Cash flows used in investing activities	$(533)	$(1,505)
Cash flows used in financing activities	$(8,759)	$(8,397)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.5 million during the first three months of 2020, as compared to $6.8 million during the same period in 2019. In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by an increase in accounts receivable and unbilled revenue.  In 2019, to net income adjusted for non-cash items, partially offset by an increase in accounts receivable and unbilled revenue and a decrease in accounts payable and accrued expenses and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $1.5 million during the first three months of 2020 and 2019, respectively. During 2020, cash flows used in investing activities included investments related to the development of our Quantum Leap benchmark technology. In 2019, cash flows used in investing activities included investments related to our internal corporate systems, the global rollout of new laptops which occurs every three to four years, and the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.8 million and $8.4 million during 2020 and 2019, respectively. The usage of cash in 2020 primarily related to the dividend payment of $5.8 million and the repurchase of $3.0 million of the Company’s common stock. The usage of cash in 2019 was primarily related to the dividend payment of $5.4 million and the repurchase of $4.0 million of the Company’s common stock, partially offset by borrowing under the Revolver of $1.0 million.

As of March 27, 2020, we did not have any outstanding borrowings under the Revolver, leaving us with a capacity of approximately $45.0 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of March 27, 2020, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter ended March 27, 2020.

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

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2019 (the “Annual Report”).

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).

The global spread of the coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. Our clients, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and business confidence. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue may continue until economic conditions improve.

We continue to work with our clients and employees to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our clients and employees and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, severity and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions; and any closures of our clients’ offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in “Item 1A. Risk Factors” and elsewhere in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 27, 2020, the Company repurchased 73 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of March 27, 2020, the Company had $5.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 27, 2019	—	$—	—	$1,651,222
December 28, 2019 to January 24, 2020	—	$—	—	$1,651,222
January 25, 2020 to February 21, 2020	37,361	$17.43	—	$6,000,020	*
February 22, 2020 to March 27, 2020	35,595	$9.98	—	$5,644,867
	72,956	$13.79	—

*	The Company’s Board of Directors approved an additional share repurchase authorization of $5.0 million.

Shares repurchased during the quarter ended March 27, 2020 under the repurchase plan approved by the Company's Board of Directors do not include 125 thousand shares for a cost of $2.0 million that the Company bought back to satisfy employee net vesting obligations.

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

10.1

Amendment No. 2 to Second Amended and Restated Credit Agreement, dated April  3, 2020, among The Hackett Group, Inc., the material domestic subsidiaries of The Hackett Group, Inc. named on the signatures pages thereto, and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 8-K filed on April 3, 2020.

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

The Hackett Group, Inc.

Date: May 6, 2020	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer