Form 10-Q
period 2020-06-26
HACKETT GROUP, INC.
filed 2020-08-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2020

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

As of July 31, 2020, there were 30,060,950 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 26,	December 27,
	2020	2019
ASSETS
Current assets:
Cash	$37,370	$25,954
Accounts receivable and unbilled revenue, net of allowance of $1,138 and $743 at June 26, 2020 and December 27, 2019, respectively	36,962	49,778
Prepaid expenses and other current assets	3,719	2,895
Total current assets	78,051	78,627

Property and equipment, net	19,724	19,916
Other assets	2,052	2,652
Goodwill	83,880	84,578
Operating lease right-of-use assets	8,753	7,962
Total assets	$192,460	$193,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,739	$8,494
Accrued expenses and other liabilities	34,810	32,482
Operating lease liabilities	2,701	2,707
Total current liabilities	42,250	43,683
Non-current deferred tax liability, net	7,577	7,183
Operating lease liabilities	6,052	5,255
Total liabilities	55,879	56,121

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 57,546,958 and 57,180,616 shares issued at June 26, 2020 and December 27, 2019, respectively	58	58
Additional paid-in capital	306,935	303,707
Treasury stock, at cost, 27,498,432 and 27,425,476 shares June 26, 2020 and December 27, 2019, respectively	(142,893)	(141,887)
Accumulated deficit	(15,183)	(13,714)
Accumulated other comprehensive loss	(12,336)	(10,550)
Total shareholders' equity	136,581	137,614
Total liabilities and shareholders' equity	$192,460	$193,735

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
REVENUE:
Revenue before reimbursements	$52,632	$67,976	$117,818	$130,346
Reimbursements	119	5,545	4,466	10,330
TOTAL REVENUE FROM CONTINUING OPERATIONS	52,751	73,521	122,284	140,676
COSTS AND EXPENSES:
Cost of service:
Personnel costs before reimbursable expenses	38,683	40,661	79,796	79,466
Stock compensation expense	1,859	1,311	3,453	2,310
Reimbursable expenses	119	5,545	4,466	10,330
TOTAL COST OF SERVICE	40,661	47,517	87,715	92,106
Selling, general and administrative costs	11,651	15,413	25,786	29,754
Stock compensation expense	483	787	1,119	1,492
Acquisition-related contingent consideration liability	—	45	—	(1,025)
Restructuring costs	5,034	—	5,034	—
TOTAL COSTS AND OPERATING EXPENSES	57,829	63,762	119,654	122,327
INCOME (LOSS) FROM OPERATIONS	(5,078)	9,759	2,630	18,349

Other expense:
Interest expense	(41)	(105)	(78)	(206)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,119)	9,654	2,552	18,143
Income tax (benefit) expense	(1,186)	2,614	950	4,054
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,933)	7,040	1,602	14,089
Loss from discontinued operations	—	(51)	(8)	(6)
NET INCOME (LOSS)	$(3,933)	$6,989	$1,594	$14,083

Basic net income (loss) per common share:
Income (loss) per common share from operations	$(0.13)	$0.22	$0.05	$0.47
Weighted average common shares outstanding	30,015	29,823	29,952	29,753

Diluted net income (loss) per common share:
Income (loss) per common share from operations	$(0.13)	$0.22	$0.05	$0.44
Weighted average common and common equivalent share outstanding (3)	30,015	32,374	32,301	32,334

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Net (loss) income	$(3,933)	$6,989	$1,594	$14,083
Foreign currency translation adjustment	44	(672)	(1,786)	(15)
Total comprehensive (loss) income	$(3,889)	$6,317	$(192)	$14,068

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26,	June 28,
	2020	2019
Cash flows from operating activities:
Net income	$1,594	$14,083
Less loss from discontinued operations	(8)	(6)
Net income from continuing operations	1,602	14,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,683	1,435
Amortization expense	475	553
Amortization of debt issuance costs	47	46
Non-cash stock compensation expense	4,572	3,802
Provision for doubtful accounts	211	606
Gain on foreign currency translation	(368)	(57)
Release of valuation allowance	362	1,714
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and unbilled revenue	13,206	(246)
(Increase) decrease in prepaid expenses and other assets	(665)	324
Decrease in accounts payable	(3,755)	(661)
Increase (decrease) in accrued expenses and other liabilities	3,557	(4,311)
Increase in income tax payable	149	744
Net cash provided by operating activities	21,068	18,032
Cash flows from investing activities:
Purchases of property and equipment	(1,349)	(2,819)
Net cash used in investing activities	(1,349)	(2,819)
Cash flows from financing activities:
Proceeds from issuance of common stock	374	418
Proceeds from borrowings	—	1,000
Repayment of borrowings	—	(3,000)
Dividends paid	(5,791)	(5,407)
Repurchase of common stock	(2,983)	(5,443)
Net cash used in financing activities	(8,400)	(12,432)
Effect of exchange rate on cash	97	93
Net increase in cash	11,416	2,874
Cash at beginning of period	25,954	13,808
Cash at end of period	$37,370	$16,682
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$325	$1,578
Cash paid for interest	$28	$149

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)			—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799
Issuance of common stock	75	—	359	—	—	—	—	359
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,362	—	—	—	—	2,362
Dividends declared	—	—	—	—	—	(3,050)	—	(3,050)
Net loss	—	—	—	—	—	(3,933)	—	(3,933)
Foreign currency translation	—	—	—	—	—	—	44	44
Balance at June 26, 2020	57,547	$58	$306,935	(27,498)	$(142,893)	$(15,183)	$(12,336)	$136,581

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 28, 2018	56,615	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	394	1	(2,373)	—	—	—	—	(2,372)
Treasury stock purchased	—	—	—	(102)	(1,616)	—	—	(1,616)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,394	—	—	—	—	2,394
Net income	—	—	—	—	—	7,094	—	7,094
Foreign currency translation	—	—	—	—	—	—	657	657
Balance at March 29, 2019	57,009	$58	$296,976	(27,188)	$(138,220)	$(18,330)	$(10,737)	$129,747
Issuance of common stock	121	—	405	—	—	—	—	405
Treasury stock purchased	—	—	—	(92)	(1,440)	—	—	(1,440)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	1,961	—	—	—	—	1,961
Dividends declared	—	—	—	—	—	(5,789)	—	(5,789)
Net income	—	—	—	—	—	6,989	—	6,989
Foreign currency translation	—	—	—	—	—	—	(672)	(672)
Balance at June 28, 2019	57,130	$58	$299,342	(27,280)	$(139,660)	$(17,130)	$(11,409)	$131,201

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2019, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2020. The consolidated results of operations for the quarter and six months ended June 26, 2020, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and the software and maintenance are sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of on-premise software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue for the resale of cloud software licenses is recognized upon contract execution. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and unbilled revenue balances and see Note 4 for the deferred revenue balances. During the quarter and six months ended June 26, 2020, the Company recognized $5.4  million and $9.8 million, respectively, of revenue as a result of changes in deferred revenue liability balance, as compared to $4.3 million and $8.3 million for the quarter and six months ended June 28, 2019, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and six months ended June 26, 2020 and June 28, 2019:

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Consulting	$50,963	$66,908	$114,275	$128,739
Software License Sales	1,669	1,068	3,543	1,607
Revenue before reimbursements from continuing operations	$52,632	$67,976	$117,818	$130,346

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 27, 2019, and December 28, 2018, the Company had $1.6 million and $1.2 million, respectively, of deferred commissions, of which $0.5 million and $0.9 million was amortized during the quarter and six months ended June 26, 2020, and  $0.3 million and $0.5 million for the same periods in 2019.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and unbilled revenue, accounts payable, accrued expenses and other liabilities and debt. As of June 26, 2020 and December 27, 2019, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

Income Taxes

During the second quarter and first six months of 2020, the Company recorded an income tax benefit of $1.2 million and an income tax expense of $950 thousand, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate benefit of 23% and expense of 37%, respectively. In the second quarter and first six months of 2019, the Company recorded $2.6 million and $4.1 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 27% and 22%, respectively.  The increase in the six months ending June 26, 2020 GAAP income tax rate was primarily due to lower tax benefit related to share based compensation when compared to the same period in the prior year, restructuring charges in the current quarter in countries with lower statutory income tax rates and changes in the Company’s overall profitability due to the COVID-19 economic effects.

COVID-19 Pandemic Impact on the Company’s Business

The level of revenue the Company can achieve is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020, however, it did negatively impact net revenue and dilutive earnings per share during the second quarter of 2020, and the Company expects for negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce the Company’s clients’ demand for its services.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The Company is actively managing its business to respond to the impact of COVID-19. The Company has reduced employee travel to only essential business needs and its employees have been working from home. The Company is generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. The Company cannot predict when or how it will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, the Company has implemented plans to manage its costs and preserve cash. The Company has significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. In addition, at the end of June 2020, the Company reduced its global workforce by approximately 10% and recorded a $5.0 million restructuring cost. All client concessions and accounts receivable allowances have been appropriately reflected in the Company’s financial statements. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the pandemic.

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

2. Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. With regard to common stock subject to vesting requirements and restricted stock units issued to the Company’s employees and non-employee members of its Board of Directors, the calculation includes only the vested portion of such stock and units.

Diluted net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period. For the period in which the Company has reported a net loss, diluted net loss per common share is the same as basic net loss per share attributable to common shareholders, because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. As such, for the quarter ended June 26, 2020, the number of shares used in the calculation of dilutive weighted average common shares outstanding excludes 126 thousand shares of unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees and 2.2 million of common stock issuable upon the exercise of stock options and SARs.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net (Loss) Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	30,015,038	29,822,917	29,952,090	29,752,903
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	—	222,438	111,785	230,742
Common stock issuable upon the exercise of stock options and SARs	—	2,328,797	2,237,057	2,350,656
Dilutive weighted average common shares outstanding	30,015,038	32,374,152	32,300,932	32,334,301

Approximately 23 thousand shares and 16 thousand shares of common stock equivalents were excluded from the computations of diluted net (loss) income per common share for the quarter and six months ended June 26, 2020, respectively,  as compared to 9 thousand shares and 6 thousand shares for the quarter and six months ended June 28, 2019, respectively, as inclusion would have had an anti-dilutive effect on diluted net (loss) income per common share.

3. Accounts Receivable and Unbilled Revenue, Net

Accounts receivable and unbilled revenue, net, consisted of the following (in thousands):

	June 26,	December 27,
	2020	2019
Accounts receivable	$26,067	$35,884
Unbilled revenue	12,033	14,637
Allowance for doubtful accounts	(1,138)	(743)
Accounts receivable and unbilled revenue, net	$36,962	$49,778

Accounts receivable is net of uncollected advanced billings. Unbilled revenue represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 26,	December 27,
	2020	2019
Accrued compensation and benefits	$6,644	$3,987
Deferred employer's portion of social security taxes	1,803	-
Accrued bonuses	176	3,932
Accrued dividend payable	3,047	5,791
Restructuring liability	3,231	1,584
Deferred revenue	11,730	9,583
Accrued sales, use, franchise and VAT tax	2,876	2,460
Non-cash stock compensation accrual	80	339
Income tax payable	2,728	2,611
Other accrued expenses	2,495	2,195
Total accrued expenses and other liabilities	$34,810	$32,482

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities (continued)

Under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), the Company has elected to defer its portion of social security tax deposits from March 27, 2020 through December 31, 2020, 50% of which is due to be paid no later than December 31, 2021 and the remaining 50% to be paid no later than December 31, 2022. As of June 26, 2020, the liability related to these deferrals was $1.8 million. In addition, the United Kingdom has deferred VAT payments between March 20, 2020 and June 30, 2020 until March 31, 2021. As of June 26, 2020, the liability related to these deferrals was $0.8 million.

5. Restructuring Costs

During the second quarter of 2020, the Company recorded restructuring costs of $5.0 million, which was primarily related to the reduction of staff in the United States and Europe as a result of the impact of the COVID-19 pandemic. As of June 26, 2020, the Company had $2.9 million of remaining commitments related to the 2020 restructuring charge.

During 2019, the Company recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. As of June 26, 2020, the Company had $0.3 million of remaining commitments related to the 2019 restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Severance and Other	Consolidation
	Employee Costs	of Facilities	Total
Accrual balance at December 27, 2019	$1,247	$337	$1,584
Additions	—	—	—
Expenditures	(990)	(68)	(1,058)
Accrual balance at March 27, 2020	$257	$269	$526
Additions	5,034	—	5,034
Expenditures	(2,273)	(56)	(2,329)
Accrual balance at June 26, 2020	$3,018	$213	$3,231

6. Leases

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 10 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the Company’s lease liability, nor our right of use asset.

The components of lease expense were as follows (in thousands):

	June 26, 2020
	Quarter	Six Months
Operating lease cost	$605	$1,167

Total net lease costs	$605	$1,167

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Leases (continued)

The weighted average remaining lease term is 4.6 years.  Assuming the Company exercises its opt-out option in year 5 for the London office lease, the weighted average remaining lease term would be 3.2 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the quarter and six months ended June 26, 2020, the Company paid $0.6  million and $1.2 million, respectively, from operating cash flows for operating leases.

Future minimum lease payments under non-cancellable operating leases as of June 26, 2020, were as follows (in thousands):

2020 (excluding the six months ended June 26, 2020)	$1,325
2021	2,551
2022	2,261
2023	1,295
2024	963
2025 and thereafter	1,215
Total lease payments	9,610
Less imputed interest	(857)
Total	$8,753

As of June 26, 2020, the Company does not have any additional operating leases that have not yet commenced, however the Company did extend its Miami office lease effective July 1, 2020, for an additional four years.

7. Credit Facility

The Company has a credit agreement with Bank of America, N.A. (“Bank of America”), which provides for borrowing up to $45.0 million pursuant to a revolving line of credit (the “Revolver”) which had a maturity date of May 9, 2021 (the “Credit Agreement”).

On April 03, 2020, the Company amended the Credit Agreement with Bank of America to extend the maturity date to November 30, 2022. The amendment also increased the interest payable on outstanding loans in respect of the Revolver by an additional per annum rate of 0.50% and provided for a LIBOR floor of 75 basis points. The borrowing capacity remained at $45.0 million.

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

As of June 26, 2020 and December 27, 2019, the Company did not have an outstanding balance under the Revolver. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 26, 2020, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of June 26, 2020, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of June 26, 2020, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stock Based Compensation

During the quarter and six months ended June 26, 2020, the Company issued 71,997 and 628,601 restricted stock units, respectively, at a weighted average grant-date fair value of $13.42 and $15.50 per share, respectively. As of June 26, 2020, the Company had 1,238,577 restricted stock units outstanding at a weighted average grant-date fair value of $16.56 per share. As of June 26, 2020, $15.5 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.5 years.

As of June 26, 2020, the Company had 81,407 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $18.13 per share. As of June 26, 2020, $1.0 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.2 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of June 26, 2020, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 8, 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended June 26, 2020, the Company did not repurchase any of its common stock. During the six months ended June 26, 2020, the Company repurchased 73 thousand shares of its common stock at an average price of  $13.79 per share for a total cost of $1.0 million.  As of June 26, 2020 the Company had a total authorization remaining of $5.6 million under its repurchase plan with a  total authorization of $147.2 million.

During the quarter and six months ended June 28, 2019, the Company repurchased 92 thousand and 193 thousand shares of its common stock at an average price of $15.59 per share and $15.80 per share, respectively, for a total cost of $1.4 million and $3.1 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and six months ended June 26, 2020, do not include 2 thousand shares and 127 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $25 thousand and $2.0 million, respectively. During the quarter and six months ended June 28, 2019, the Company bought back 825 shares and 124 thousand shares, respectively, at a cost of $14 thousand and $2.4 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2019, the Company increased the annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis and in the first quarter of 2020, the Company further increased the annual dividend to $0.38 per share. During the first quarter of 2020, the Company paid its second semi-annual dividend payment to shareholders, which was declared in the fourth quarter of 2019, for a total of $5.8 million.  During the second quarter of 2020, the Company announced its transition to a quarterly dividend payment cycle, subject to declaration. During the second quarter, the Company declared its first quarterly dividend for shareholders of record as of June 30, 2020, which was paid July 10, 2020, for a total of $3.1 million.   These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit.

Subsequent to June 26, 2020 and at its most recent meeting, the Company’s board of directors approved its second quarterly dividend for shareholders of record as of September 25, 2020, which will be paid October 9, 2020.

10. Transactions with Related Parties

During the six months ended June 26, 2020, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $17.43 per share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
Revenue before reimbursements:
North America	$47,515	$56,750	$104,569	$109,287
International (primarily European countries)	5,117	11,226	13,249	21,059
Revenue from continuing operations before reimbursements	$52,632	$67,976	$117,818	$130,346

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 26,	December 27,
	2020	2019
Long-lived assets:
North America	$92,821	$91,309
International (primarily European countries)	21,588	23,799
Total long-lived assets	$114,409	$115,108

As of June 26, 2020 and December 27, 2019, foreign assets included $13.8 million and $14.6 million, respectively, of goodwill related to acquisitions.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to mitigate or manage disruptions posed by COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the coronavirus pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors.”

An additional description of our risk factors is set forth in our Annual Report on Form 10-K for the year ended December 27, 2019. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in the Annual Report on Form 10-K have been amplified by the COVID-19 pandemic.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020, however, net revenue and dilutive earnings per share were negatively impacted in the second quarter of 2020, and we expect negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

We are actively managing our business to respond to the impact of the COVID-19. We have reduced employee headcount and employee travel to only essential business needs and our employees have been working remotely from home. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs and preserve cash. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. In addition, at the end of June 2020, we reduced our global workforce by approximately 10% of our global workforce and recorded a $5.0 million restructuring charge. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the pandemic.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Six Months Ended
	June 26,		June 28,		June 26,		June 28,
	2020		2019		2020		2019
REVENUE:
Revenue before reimbursements	$52,632	100.0%	$67,976	100.0%	$117,818	100.0%	$130,346	100.0%
Reimbursements	119		5,545		4,466		10,330
TOTAL REVENUE	52,751		73,521		122,284		140,676
COST AND EXPENSES:
Cost of service:
Personnel costs before reimbursable expenses	38,654	73.4%	40,820	60.1%	79,767	67.7%	79,754	61.2%
Stock compensation expense	1,600		1,022		2,941		1,942
Acquisition-related compensation expense (benefit)	29		(159)		29		(288)
Acquisition-related non-cash stock compensation expense	259		289		512		368
Reimbursable expenses	119		5,545		4,466		10,330
TOTAL COST OF SERVICE	40,661		47,517		87,715		92,106
Selling, general and administrative costs	11,413	21.7%	15,159	22.3%	25,310	21.5%	29,201	22.4%
Non-cash stock compensation expense	483		787		1,119		1,492
Amortization of intangible assets	238		254		476		553
Acquisition-related contingent consideration liability	—		45		—		(1,025)
Restructuring costs	5,034		—		5,034		—
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	17,168		16,245		31,939		30,221
TOTAL COSTS AND OPERATING EXPENSES	57,829		63,762		119,654		122,327
INCOME (LOSS) FROM OPERATIONS	(5,078)	-9.6%	9,759	14.4%	2,630	2.2%	18,349	14.1%
Other expense:
Interest expense	(41)		(105)		(78)		(206)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,119)	-9.7%	9,654	14.2%	2,552	2.2%	18,143	13.9%
Income tax (benefit) expense	(1,186)	-2.3%	2,614	3.8%	950	0.8%	4,054	3.1%
INCOME (LOSS) FROM CONTINUING OPERATIONS (NET OF TAXES)	(3,933)		7,040		1,602		14,089
Loss from discontinued operations	—		(51)		(8)		(6)
NET INCOME (LOSS)	$(3,933)	-7.5%	$6,989	10.3%	$1,594	1.4%	$14,083	10.8%
Diluted net (loss) income per common share	$(0.13)		$0.22		$0.05		$0.44

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and six months ended June 26, 2020 and the comparable periods of 2019. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2020	2019	2020	2019
S&BT	$16,798	$26,261	$41,260	$50,582
EEA	31,399	31,005	64,622	58,744
International	4,435	10,710	11,936	21,020
Revenue from continuing operations before reimbursements	$52,632	$67,976	$117,818	$130,346

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased 23% to $52.6 million, and 10% to $117.8 million in the second quarter and first six months of 2020, respectively, as compared to $68.0 million and $130.3 million, in the same periods of 2019.  Net revenues and reimbursable expenses were both affected as the economic disruption from the COVID-19 pandemic interrupted travel and as we transitioned to a remote service delivery model throughout the US and Europe.  In the second quarter and first six months of 2020, one customer accounted for 6% and 5%, respectively, of our total revenue. In both periods in 2019, no customer accounted for more than 5% of our total revenue.

S&BT net revenue was $16.8 million and $41.3 million during the second quarter and first six months of 2020, respectively, as compared to $26.3 million and $50.6 million in the same periods of 2019. This group’s business transformation practice was disrupted by the impact of the COVID-19 pandemic.

EEA net revenue increased to $31.4 million and to $64.6 million during the second quarter and first six months of 2020, respectively, as compared to $31.0 million and $58.7 million in the same periods of 2019, respectively. This increase was driven by strong growth from our SAP S4 HANA implementation and Reseller practices, and growth from our Oracle Cloud ERP and OneStream Practices.

Hackett US net revenue from continuing operations represented 92% and 90% of our total Company net revenue during the second quarter and first six months of 2020, respectively, and decreased 16% and 3%, respectively, when compared to the same periods in 2019.

Hackett international net revenue from continuing operations was $4.4 million and $11.9 million in the second quarter and first six months of 2020, respectively, as compared to $10.7 million and $21.0 million during the same periods in 2019, respectively. Europe continues to be impacted by lengthened client decision-making from economic uncertainty, which has been further impacted by the COVID-19 pandemic. Total Company international net revenue accounted for 8% and 10% of total Company net revenue during both the second quarter and first six months of 2020, respectively, as compared to 16% for the same periods in 2019.

Reimbursements as a percentage of total net revenue were 0% and 4% during the second quarter and first six months of 2020, respectively, as compared to 8.0% for both of the same periods in 2019. Reimbursements are project travel-related expenses passed through to a client with no associated margin. As a result of COVID-19, most travel was eliminated except where necessary to meet customer needs.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs decreased 5%, to $38.7 million from $40.8 million for the second quarter of 2020, as compared to the same period in 2019. Personnel costs were comparable between the first six months of 2020 and 2019. The decrease in personnel costs in the second quarter of 2020 was primarily due to the restructuring actions that were implemented at the end of the second quarter of 2020 which included a reduction of approximately 10% of the global workforce. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 73% and 68% for the second quarter and first six months of 2020, respectively, as compared to 60% and 61% for the same periods of 2019, respectively.

Non-cash stock compensation expense was $1.6 million and $2.9 million for the second quarter and first six months of 2020, respectively, as compared to $1.0 million and $1.9 million for the same periods of 2019, respectively.

The acquisition-related compensation expense and benefit in 2020 and 2019 related to the accrual for the cash portion of contingent consideration related to two acquisitions, all of which is subject to service vesting and as a result has been recorded as compensation expense. The majority of the liabilities were settled during the fourth quarter of 2019.

Acquisition related non-cash stock compensation expense in 2020 and 2019 related to equity awards issued in relation to acquisitions between 2014 and 2017.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees; non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs were $11.4 million and $25.3 million for the second quarter and first six months of 2020, respectively, as compared to $15.2 million and $29.2 million for the same periods in 2019, respectively. The decrease in SG&A was primarily due to the reduction in travel related selling and marketing activities as a result of the COVID-19 pandemic. These SG&A costs as a percentage of revenue before reimbursements were 22% for all periods presented.

Non-cash stock compensation expense was $0.5 million and $1.1 million for the second quarter and first six months of 2020, respectively, as compared to $0.8 million and $1.5 million for the same periods in 2019, respectively.

Amortization expense was $0.2 million and $0.5 million in the second quarter and first six months of 2020, respectively, as compared to $0.3 million and $0.6 million in the same periods in 2019, respectively. The amortization expense in 2020 and 2019 related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible assets related to the joint venture will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the first quarter of 2019, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability. This liability was settled in the fourth quarter of 2019.

Restructuring Costs. During the second quarter of 2020, we recorded restructuring costs of $5.0 million, which was primarily related to the reduction of staff in the United States and Europe as a result of the impact of the COVID-19 pandemic.

During 2019, we recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia.

Income Taxes. During the second quarter and six months of 2020, we recorded an income tax benefit of $1.2 million and income tax expense of $950 thousand, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate benefit of 23% and expense of 37%, respectively. In the second quarter of and six months of 2019, we recorded income tax expense of $2.6 million and $4.1 million, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27% and 22%, respectively.  The increase in the six months ending June 26, 2020 GAAP income tax rate is primarily due to a lower tax benefit related to share based compensation when compared to the same period in the prior year, restructuring charges in the quarter ended June 26, 2020 in countries with lower statutory income tax rates and changes in the Company’s overall profitability due to the impact of the COVID-19 pandemic.

Liquidity and Capital Resources

As of June 26, 2020, and December 27, 2019, we had $37.4 million and $26.0 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 26,	June 28,
	2020	2019
Cash flows provided by operating activities	$21,068	$18,032
Cash flows used in investing activities	$(1,349)	$(2,819)
Cash flows used in financing activities	$(8,400)	$(12,432)

Cash Flows from Operating Activities

Net cash provided by operating activities was $21.1 million during the first six months of 2020, as compared to $18.0 million during the same period in 2019. In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, decreases in accounts receivable and unbilled revenue and increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable due to the timing of vendor payments and decreases in employee reimbursable expenses resulting from decreased travel.  In 2019, the net cash provided by operating activities was primarily due to total net income adjusted for non-cash items, partially offset by a decrease in accounts payable and accrued expenses and liabilities after the payout of incentive compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.3 million and $2.8 million during the first six months of 2020 and 2019, respectively. During 2020, cash flows used in investing activities included investments related to the development of our Quantum Leap benchmark technology. In 2019, cash flows used in investing activities included investments related to our internal corporate systems, the global rollout of new laptops which occurs every three to four years, and the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.4 million and $12.4 million during the first six months 2020 and 2019, respectively. The usage of cash in 2020 primarily related to the dividend payment of $5.8 million and the repurchase of $3.0 million of our Company common stock. The usage of cash in 2019 was primarily related to the dividend payment of $5.4 million, the repurchase of $5.4 million of our Company common stock and the net payments made under the Revolver of $2.0 million.

As of June 26, 2020, we did not have any outstanding borrowings under the Revolver, leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of June 26, 2020, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and six months ended June 26, 2020.

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

Issuer Purchases of Equity Securities

During the quarter ended June 26, 2020, the Company did not repurchase shares of its common stock under the repurchase plan approved by the Company's Board of Directors. During the six months ended June 26, 2020, the Company repurchased 73 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $1.0 million at an average share price of $13.79. As of June 26, 2020, the Company had $5.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 27, 2020	—	$—	—	$5,644,867
March 28, 2020 to April 24, 2020	—	$—	—	$5,644,867
April 25, 2020 to May 22, 2020	—	$—	—	$5,644,867
May 23, 2020 to June 26, 2020	—	$—	—	$5,644,867
	—	$—	—

Shares repurchased during the quarter and six months ended June 26, 2020 under the repurchase plan approved by the Company's Board of Directors do not include 2 thousand shares and 127 thousand shares, respectively, for a cost of $25 thousand and $2.0 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

10.2

The Hackett Group, Inc. 1998 Stock Option and Incentive Plan (Amended and Restated as of February 12, 2020) (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 19, 2020).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

The Hackett Group, Inc.

Date: August 5, 2020	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer