Form 10-Q
period 2020-09-25
HACKETT GROUP, INC.
filed 2020-11-04
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2020

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

As of October 29, 2020, there were 29,961,802 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 25,	December 27,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$43,167	$25,954
Accounts receivable and contract assets, net of allowance of $1,263 and $743 at September 25, 2020 and December 27, 2019, respectively	36,221	49,778
Prepaid expenses and other current assets	3,350	2,895
Total current assets	82,738	78,627

Property and equipment, net	18,981	19,916
Other assets	1,847	2,652
Goodwill	84,288	84,578
Operating lease right-of-use assets	8,273	7,962
Total assets	$196,127	$193,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,045	$8,494
Accrued expenses and other liabilities	37,238	32,482
Operating lease liabilities	2,678	2,707
Liabilities related to discontinued operations	157	-
Total current liabilities	45,118	43,683
Non-current deferred tax liability, net	6,767	7,183
Operating lease liabilities	5,595	5,255
Total liabilities	57,480	56,121

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 57,559,920 and 57,180,616 shares issued at September 25, 2020 and December 27, 2019, respectively	58	58
Additional paid-in capital	309,064	303,707
Treasury stock, at cost, 27,573,523 and 27,425,476 shares September 25, 2020 and December 27, 2019, respectively	(143,825)	(141,887)
Accumulated deficit	(15,221)	(13,714)
Accumulated other comprehensive loss	(11,429)	(10,550)
Total shareholders' equity	138,647	137,614
Total liabilities and shareholders' equity	$196,127	$193,735

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
REVENUE:
Revenue before reimbursements	$57,769	$66,755	$175,587	$197,101
Reimbursements	148	5,935	4,614	16,265
TOTAL REVENUE FROM CONTINUING OPERATIONS	57,917	72,690	180,201	213,366
COSTS AND EXPENSES:
Cost of service:
Personnel costs before reimbursable expenses	37,801	41,183	117,597	120,649
Stock compensation expense	1,751	1,155	5,204	3,465
Reimbursable expenses	148	5,935	4,614	16,265
TOTAL COST OF SERVICE	39,700	48,273	127,415	140,379
Selling, general and administrative costs	12,979	14,353	38,765	44,107
Stock compensation expense	711	776	1,830	2,268
Acquisition-related contingent consideration liability	—	(108)	—	(1,133)
Restructuring costs	—	—	5,034	—
TOTAL COSTS AND OPERATING EXPENSES	53,390	63,294	173,044	185,621
INCOME FROM OPERATIONS	4,527	9,396	7,157	27,745

Other expense:
Interest expense	(22)	(62)	(100)	(268)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,505	9,334	7,057	27,477
Income tax expense	1,362	2,427	2,312	6,481
INCOME FROM CONTINUING OPERATIONS	3,143	6,907	4,745	20,996
(Loss) income from discontinued operations	(157)	2	(165)	(4)
NET INCOME	$2,986	$6,909	$4,580	$20,992

Weighted average common shares outstanding	30,053	29,876	29,986	29,794
Weighted average common and common equivalent share outstanding	32,403	32,571	32,335	32,413

Basic net income per common share:
Income per common share from continuing operations	$0.11	$0.23	$0.16	$0.70
(Loss) income per common share from discontinued operations	(0.01)	0.00	(0.01)	(0.00)
Basic net income per common share	$0.10	$0.23	$0.15	$0.70

Diluted net income per common share:
Income per common share from continuing operations	$0.10	$0.21	$0.15	$0.65
(Loss) income per common share from discontinued operations	(0.01)	0.00	(0.01)	(0.00)
Diluted net income per common share	$0.09	$0.21	$0.14	$0.65

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Net income	$2,986	$6,909	$4,580	$20,992
Foreign currency translation adjustment	907	(1,056)	(879)	(1,071)
Total comprehensive income	$3,893	$5,853	$3,701	$19,921

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25,	September 27,
	2020	2019
Cash flows from operating activities:
Net income	$4,580	$20,992
Less loss from discontinued operations	(165)	(4)
Net income from continuing operations	4,745	20,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,600	2,320
Amortization expense	723	789
Amortization of debt issuance costs	58	68
Non-cash stock compensation expense	7,034	5,733
Provision for doubtful accounts	413	719
Gain on foreign currency translation	(165)	(384)
Deferred income tax (benefit) expense	(417)	1,277
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and contract assets	13,248	(3,904)
(Increase) decrease in prepaid expenses and other assets	(328)	803
Decrease in accounts payable	(3,449)	(2,213)
Increase (decrease) in accrued expenses and other liabilities	6,666	(1,463)
Increase in income tax payable	193	1,803
Net cash provided by operating activities	31,156	26,540
Cash flows from investing activities:
Purchases of property and equipment	(1,498)	(3,719)
Net cash used in investing activities	(1,498)	(3,719)
Cash flows from financing activities:
Proceeds from issuance of common stock	374	418
Proceeds from borrowings	—	1,000
Repayment of borrowings	—	(5,000)
Debt issuance costs	(21)	—
Dividends paid	(8,854)	(11,196)
Repurchase of common stock	(4,025)	(5,531)
Net cash used in financing activities	(12,526)	(20,309)
Effect of exchange rate on cash	81	103
Net increase in cash	17,213	2,615
Cash at beginning of period	25,954	13,808
Cash at end of period	$43,167	$16,423
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,385	$3,410
Cash paid for interest	$43	$227

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)			—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799
Issuance of common stock	75	—	359	—	—	—	—	359
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,362	—	—	—	—	2,362
Dividends declared	—	—	—	—	—	(3,050)	—	(3,050)
Net loss	—	—	—	—	—	(3,933)	—	(3,933)
Foreign currency translation	—	—	—	—	—	—	44	44
Balance at June 26, 2020	57,547	$58	$306,935	(27,498)	$(142,893)	$(15,183)	$(12,336)	$136,581
Issuance of common stock	13	—	(109)	(75)	(932)	—	—	(1,041)
Treasury stock purchased	—	—	—	—	—	—	—	—
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,238	—	—	—	—	2,238
Dividends declared	—	—	—	—	—	(3,024)	—	(3,024)
Net income	—	—	—	—	—	2,986	—	2,986
Foreign currency translation	—	—	—	—	—	—	907	907
Balance at September 25, 2020	57,560	$58	$309,064	(27,573)	$(143,825)	$(15,221)	$(11,429)	$138,647

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands)

(unaudited)

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2019, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 5, 2020. The consolidated results of operations for the quarter and nine months ended September 25, 2020, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as unbilled services. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within unbilled services. Client prepayments are classified as deferred revenue and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances and see Note 4 for the deferred revenue balances. During the quarter and nine months ended September 25, 2020, the Company recognized $6.0 million and $15.8 million, respectively, of revenue as a result of changes in deferred revenue liability balance, as compared to $3.8 million and $12.0 million for the quarter and nine months ended September 27, 2019, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and nine months ended September 25, 2020 and September 27, 2019:

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Consulting	$56,865	$65,971	$171,140	$194,710
Software License Sales	904	784	4,447	2,391
Revenue before reimbursements from continuing operations	$57,769	$66,755	$175,587	$197,101

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 27, 2019, and December 28, 2018, the Company had $1.6 million and $1.2 million, respectively, of deferred commissions, of which $0.3 million and $1.2 million was amortized during the quarter and nine months ended September 25, 2020, and  $0.4 million and $0.9 million for the same periods in 2019.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable and accrued expenses and other liabilities. As of September 25, 2020 and December 27, 2019, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

Income Taxes

During the third quarter and first nine months of 2020, the Company recorded an income tax expense of $1.4 million and $2.3 million, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate benefit of 30% and expense of 33%, respectively. In the third quarter and first nine months of 2019, the Company recorded $2.4 million and $6.5 million, respectively, of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 24%, respectively.  The decrease in the nine months ending September 25, 2020 GAAP income tax rate was primarily due to lower tax benefit related to share based compensation when compared to the same period in the prior year, restructuring charges in the current quarter in countries with lower statutory income tax rates and changes in the Company’s overall profitability due to the COVID-19 economic effects.

Discontinued Operations

The discontinued operations related to the settlement of an employment matter in connection with the discontinuance of the Company’s European REL Working Capital group in 2018.

COVID-19 Pandemic Impact on the Company’s Business

The level of revenue the Company can achieve is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020, however, it did negatively impact net revenue and dilutive earnings per share during the second and third quarter of 2020, and the Company expects for negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce the Company’s clients’ demand for its services.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The Company is actively managing its business to respond to the impact of COVID-19. The Company has reduced employee travel to only essential business needs and most of its employees have been working from home. The Company is generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. The Company cannot predict when or how it will begin to lift the actions put in place.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	30,053,457	29,876,468	29,985,879	29,794,091
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	204,747	350,842	142,223	270,776
Common stock issuable upon the exercise of stock options and SARs	2,145,238	2,343,432	2,206,450	2,348,248
Dilutive weighted average common shares outstanding	32,403,442	32,570,742	32,334,552	32,413,115

Approximately 9 thousand shares and 14 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 25, 2020, respectively, as compared to 26 thousand shares and 13 thousand shares for the quarter and nine months ended September 27, 2019, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 25,	December 27,
	2020	2019
Accounts receivable	$26,167	$35,884
Contract assets (unbilled revenue)	11,317	14,637
Allowance for doubtful accounts	(1,263)	(743)
Accounts receivable and contract assets, net	$36,221	$49,778

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 25,	December 27,
	2020	2019
Accrued compensation and benefits	$8,709	$3,987
Deferred employer's portion of social security taxes	2,857	-
Accrued bonuses	2,963	3,932
Accrued dividend payable	3,042	5,791
Restructuring liability	1,180	1,584
Deferred revenue	9,992	9,583
Accrued sales, use, franchise and VAT tax	2,523	2,460
Non-cash stock compensation accrual	304	339
Income tax payable	2,804	2,611
Other accrued expenses	2,864	2,195
Total accrued expenses and other liabilities	$37,238	$32,482

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities (continued)

Under the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”), the Company has elected to defer its portion of social security tax deposits from March 27, 2020 through December 31, 2020, 50% of which is due to be paid no later than December 31, 2021 and the remaining 50% to be paid no later than December 31, 2022. As of September 25, 2020, the liability related to these deferrals was $2.9 million. In addition, the United Kingdom has deferred VAT payments between March 20, 2020 and June 30, 2020 until March 31, 2021. As of September 25, 2020, the liability related to these deferrals was $0.5 million.

5. Restructuring Costs

During the second quarter of 2020, the Company recorded restructuring costs of $5.0 million, which was primarily related to the reduction of staff in the United States and Europe as a result of the impact of the COVID-19 pandemic. As of September 25, 2020, the Company had $0.9 million of remaining commitments related to the 2020 restructuring charge.

During 2019, the Company recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. As of September 25, 2020, the Company had $0.3 million of remaining commitments related to the 2019 restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Severance and Other	Consolidation
	Employee Costs	of Facilities	Total
Accrual balance at December 27, 2019	$1,247	$337	$1,584
Additions	—	—	—
Expenditures	(990)	(68)	(1,058)
Accrual balance at March 27, 2020	$257	$269	$526
Additions	5,034	—	5,034
Expenditures	(2,273)	(56)	(2,329)
Accrual balance at June 26, 2020	$3,018	$213	$3,231
Expenditures	(2,020)	(31)	(2,051)
Accrual balance at September 25, 2020	$998	$182	$1,180

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

The components of lease expense were as follows (in thousands):

	September 25, 2020
	Quarter	Nine Months
Operating lease cost	$668	$1,835

Total net lease costs	$668	$1,835

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Leases (continued)

The weighted average remaining lease term is 4.5 years.  Assuming the Company exercises its opt-out option in year 5 for the London office lease, the weighted average remaining lease term would be 3.0 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the quarter and nine months ended September 25, 2020, the Company paid $0.7 million and $1.8 million, respectively, from operating cash flows for operating leases.

Future minimum lease payments under non-cancellable operating leases as of September 25, 2020, were as follows (in thousands):

2020 (excluding the nine months ended September 25, 2020)	$689
2021	2,572
2022	2,281
2023	1,315
2024	982
2025 and thereafter	1,251
Total lease payments	9,090
Less imputed interest	(817)
Total	$8,273

As of September 25, 2020, the Company does not have any additional operating leases that have not yet commenced. The Company did extend its Miami office lease effective July 1, 2020, for an additional four years.

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

As of the quarter and nine months ended September 25, 2020 the Company did not have an outstanding balance under the Revolver. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 25, 2020, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of September 25, 2020, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of September 25, 2020, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stock Based Compensation

During the nine months ended September 25, 2020, the Company issued 635,655 restricted stock units, at a weighted average grant-date fair value of $15.47 per share, respectively. As of September 25, 2020, the Company had 1,213,312 restricted stock units outstanding at a weighted average grant-date fair value of $16.53 per share. As of September 25, 2020, $13.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

As of September 25, 2020, the Company had 81,407 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $18.13 per share. As of September 25, 2020, $0.8 million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.0 year.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of September 25, 2020, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 8, 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter ended September 25, 2020, the Company repurchased 75 thousand shares of its common stock at an average price of $12.41 per share for a total cost of $0.9 million. During the nine months ended September 25, 2020, the Company repurchased 148 thousand shares of its common stock at an average price of $13.09 share for a total cost of $1.9 million. As of September 25, 2020 the Company had a total authorization remaining of $4.7 million under its repurchase plan with a  total authorization of $147.2 million.

During the nine months ended September 27, 2019, the Company repurchased  193 thousand shares of its common stock at an average price of $15.80 per share, for a total cost of $3.1 million.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 25, 2020, do not include 8 thousand shares and 135 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $111 thousand and $2.1 million, respectively. During the quarter and nine months ended September 27, 2019, the Company bought back 5 thousand shares and 129 thousand shares, respectively, at a cost of $88 thousand and $2.5 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2019, the Company increased the annual dividend from $0.34 per share to $0.36 per share to be paid on a semi-annual basis and in the first quarter of 2020, the Company further increased the annual dividend to $0.38 per share. During the first quarter of 2020, the Company paid its second semi-annual dividend payment to shareholders, which was declared in the fourth quarter of 2019, for a total of $5.8 million.  During the second quarter of 2020, the Company announced its transition to a quarterly dividend payment cycle, subject to declaration. During the second quarter, the Company declared its first quarterly dividend for shareholders of record as of June 30, 2020, which was paid July 10, 2020, for a total of $3.1 million.  During the third quarter of 2020, the Company declared its next quarterly dividend for shareholders of record as of September 28, 2020, which was paid October 9, 2020, for a total of $3.1 million. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit.

Subsequent to September 25, 2020 and at its most recent meeting, the Company’s board of directors approved its next quarterly dividend for shareholders of record as of December 18, 2020, which will be paid on or about January 9, 2021.

10. Transactions with Related Parties

During the nine months ended September 25, 2020, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $17.43 per share.

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

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
Revenue before reimbursements:
North America	$51,343	$56,014	$155,912	$165,301
International (primarily European countries)	6,426	10,741	19,675	31,800
Revenue from continuing operations before reimbursements	$57,769	$66,755	$175,587	$197,101

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 25,	December 27,
	2020	2019
Long-lived assets:
North America	$91,745	$91,309
International (primarily European countries)	21,644	23,799
Total long-lived assets	$113,389	$115,108

As of September 25, 2020 and December 27, 2019, foreign assets included $14.3 million and $14.6 million, respectively, of goodwill related to acquisitions.

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

In the following discussion, Strategy and Business Transformation Group includes the results of our North America IP as-a-service offerings, our Executive Advisory Programs and Benchmarking Services, and our Business Transformation practices (S&BT). ERP, EPM and Analytics Solutions includes the results of our North America Oracle EEA, SAP Solutions and One Stream practices (EEA). International includes results of our S&BT and EEA practices primarily in Europe.

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In spite of some disruption in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020, however, net revenue and dilutive earnings per share were negatively impacted in the second and third quarters of 2020, and we expect negative impacts to continue until economic conditions improve. A substantial or prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

We are actively managing our business to respond to the impact of the COVID-19. We have reduced employee headcount and employee travel to only essential business needs and most of our employees have been working remotely from home. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Nine Months Ended
	September 25,		September 27,		September 25,		September 27,
	2020		2019		2020		2019
REVENUE:
Revenue before reimbursements	$57,769	100.0%	$66,755	100.0%	$175,587	100.0%	$197,101	100.0%
Reimbursements	148		5,935		4,614		16,265
TOTAL REVENUE	57,917		72,690		180,201		213,366
COST AND EXPENSES:
Cost of service:
Personnel costs before reimbursable expenses	37,791	65.4%	41,026	61.5%	117,558	67.0%	120,780	61.3%
Stock compensation expense	1,508		833		4,449		2,775
Acquisition-related compensation expense (benefit)	10		157		39		(131)
Acquisition-related non-cash stock compensation expense	243		322		755		690
Reimbursable expenses	148		5,935		4,614		16,265
TOTAL COST OF SERVICE	39,700		48,273		127,415		140,379
Selling, general and administrative costs	12,732	22.0%	14,085	21.1%	38,042	21.7%	43,286	22.0%
Non-cash stock compensation expense	711		776		1,830		2,268
Amortization of intangible assets	247		236		723		789
Acquisition-related costs	—		32		—		32
Acquisition-related contingent consideration liability	—		(108)		—		(1,133)
Restructuring costs	—		—		5,034		—
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,690		15,021		45,629		45,242
TOTAL COSTS AND OPERATING EXPENSES	53,390		63,294		173,044		185,621
INCOME FROM OPERATIONS	4,527	7.8%	9,396	14.1%	7,157	4.1%	27,745	14.1%
Other expense:
Interest expense	(22)		(62)		(100)		(268)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,505	7.8%	9,334	14.0%	7,057	4.0%	27,477	13.9%
Income tax expense	1,362	2.4%	2,427	3.6%	2,312	1.3%	6,481	3.3%
INCOME FROM CONTINUING OPERATIONS (NET OF TAXES)	3,143		6,907		4,745		20,996
(Loss) income from discontinued operations	(157)		2		(165)		(4)
NET INCOME	$2,986	5.2%	$6,909	10.3%	$4,580	2.6%	$20,992	10.7%
Diluted net income per common share	$0.09		$0.21		$0.14		$0.65

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and nine months ended September 25, 2020 and the comparable periods of 2019. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2020	2019	2020	2019
S&BT	$22,217	$28,221	$65,571	$80,999
EEA	29,710	30,134	92,238	86,682
International	5,842	8,400	17,778	29,420
Revenue from continuing operations before reimbursements	$57,769	$66,755	$175,587	$197,101

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased 13% to $57.8 million, and 11% to $175.6 million in the third quarter and first nine months of 2020, respectively, as compared to $66.8 million and $197.1 million, in the same respective periods of 2019.  Net revenues and reimbursable expenses were both affected from the economic disruption of the COVID-19 pandemic and as we transitioned to a remote service delivery model throughout the US and Europe.  In the third quarter and first nine months of 2020, one customer accounted for 6% and 5%, respectively, of our total revenue. In the third quarter and first nine months of 2019, one customer accounted for 6% and 4%, respectively, of our total revenue.

S&BT net revenue was $22.2 million and $65.6 million during the third quarter and first nine months of 2020, respectively, as compared to $28.2 million and $81.0 million in the same periods of 2019.  This group’s business transformation practice was disrupted by the impact of the COVID-19 pandemic.

EEA net revenue was $29.7 million and $92.2 million during the third quarter and first nine months of 2020, respectively, as compared to $30.1 million and $86.7 million in the same respective periods of 2019. The decrease in the third quarter of 2020, as compared to the same period in 2019, was driven by declines in our Oracle EPM practice, partially offset by growth from our SAP S4 HANA implementation and Reseller practices, and growth from our Oracle Cloud ERP and OneStream Practices. The year over year increase was driven by strong growth in our SAP S4 Hana implementation and Reseller practices, as well as growth from our Oracle Cloud ERP and OneStream practices.

Hackett US net revenue from continuing operations represented 90% of our total Company net revenue during both the third quarter and first nine months of 2020, respectively, and decreased 11% and 6%, respectively, when compared to the same periods in 2019.

Hackett international net revenue from continuing operations was $5.8 million and $17.8 million in the third quarter and first nine months of 2020, respectively, as compared to $8.4 million and $29.4 million during the same periods in 2019, respectively.  Europe continues to be impacted by lengthened client decision-making from economic uncertainty, which has been further impacted by the COVID-19 pandemic. Total Company international net revenue accounted for 10% of total Company net revenue during both the third quarter and first nine months of 2020, respectively, as compared to 13% and 15% for the same respective periods in 2019.

Reimbursements as a percentage of total net revenue were 0% and 3% during the third quarter and first nine months of 2020, respectively, as compared to 9% and 8% for both of the same respective periods in 2019. Reimbursements are project travel-related expenses passed through to a client with no associated margin. As a result of COVID-19, most travel was eliminated except where necessary to meet customer needs.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs decreased 8%, to $37.8 million from $41.0 million for the third quarter of 2020, as compared to the same period in 2019. Personnel costs decreased 3%, to $117.6 million from $120.8 million for first nine months of 2020, as compared to the same period in 2019.   The decrease in personnel costs in the third quarter and first nine months of 2020 was primarily due to the restructuring actions that were implemented at the end of the second quarter of 2020 which included a reduction of approximately 10% of the global workforce. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 65% and 67% for the third quarter and first nine months of 2020, respectively, as compared to 62% and 61% for the same respective periods of 2019.

Non-cash stock compensation expense was $1.5 million and $4.4 million for the third quarter and first nine months of 2020, respectively, as compared to $0.8 million and $2.8 million for the same periods of 2019, respectively.

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

SG&A costs were $12.7 million and $38.0 million for the third quarter and first nine months of 2020, respectively, as compared to $14.1 million and $43.3 million for the same periods in 2019, respectively. The decrease in SG&A was primarily due to the reduction in travel related selling and marketing activities as a result of the COVID-19 pandemic. These SG&A costs as a percentage of revenue before reimbursements were 22% for both the third quarter and first nine months of 2020, respectively, and 21% and 22% for the same respective periods in 2019.

Non-cash stock compensation expense was $0.7 million and $1.8 million for the third quarter and first nine months of 2020, respectively, as compared to $0.8 million and $2.3 million for the same respective periods in 2019.

Amortization expense was $0.2 million and $0.7 million in the third quarter and first nine months of 2020, respectively, as compared to $0.2 million and $0.8 million in the same respective periods in 2019. The amortization expense in 2020 and 2019 related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible assets related to the joint venture will continue to amortize until 2021.

Acquisition-related Contingent Consideration Liability. During the first quarter of 2019, the liability related to the cash portion of the Jibe acquisition contingent consideration due to the selling shareholders, which was not subject to vesting, resulted in a benefit due to the reduction of the contingent earnout liability. This liability was settled in the fourth quarter of 2019.

Restructuring Costs. During the second quarter of 2020, we recorded restructuring costs of $5.0 million, which were primarily related to the reduction of staff in the United States and Europe as a result of the impact of the COVID-19 pandemic.

During 2019, we recorded restructuring costs of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia.

Income Taxes. During the third quarter and first nine months of 2020, we recorded income tax expense of $1.4 million and $2.3 million, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 30% and 33%, respectively. In the third quarter and first nine months of 2019, we recorded income tax expense of $2.4 million and $6.5 million, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 24%, respectively.  The increase in the nine months ending September 25, 2020 GAAP income tax rate is primarily due to a lower tax benefit related to share based compensation when compared to the same period in the prior year, restructuring charges in the quarter ended June 26, 2020 in countries with lower statutory income tax rates and changes in the Company’s overall profitability due to the impact of the COVID-19 pandemic.

Discontinued Operations. The discontinued operations related to the settlement of an employment matter in connection with the discontinuance of our European REL Working Capital group in 2018.

Liquidity and Capital Resources

As of September 25, 2020, and December 27, 2019, we had $43.2 million and $26.0 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our revolving line of credit (the “Revolver”)) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 25,	September 27,
	2020	2019
Cash flows provided by operating activities	$31,156	$26,540
Cash flows used in investing activities	$(1,498)	$(3,719)
Cash flows used in financing activities	$(12,526)	$(20,309)

Cash Flows from Operating Activities

Net cash provided by operating activities was $31.2 million during the first nine months of 2020, as compared to $26.5 million during the same period in 2019. In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, decreases in accounts receivable and contract assets and increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable due to the timing of vendor payments and decreases in employee reimbursable expenses resulting from decreased travel.  In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income taxes payable, partially offset by an increase in accounts receivable and contract assets and a decrease in accounts payable due to the timing of vendor payments and a decrease in accrued expenses and liabilities after the payout of 2018 incentive compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million and $3.7 million during the first nine months of 2020 and 2019, respectively. During the first nine months of 2020, cash flows used in investing activities included investments related to the development of our Quantum Leap benchmark technology. In the comparable period in 2019, cash flows used in investing activities included investments related to our internal corporate systems, the global rollout of new laptops which occurs every three to four years, and the development of our Quantum Leap benchmark technology.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.5 million and $20.3 million during the first nine months 2020 and 2019, respectively. The usage of cash in the first nine months of 2020 primarily related to the dividend payments of $8.9 million and the repurchase of $4.0 million of our Company common stock. The usage of cash in the comparable period in 2019 was primarily related to the dividend payments of $11.2 million, the repurchase of $5.5 million of our Company common stock and the net payments made under the Revolver of $4.0 million.

As of September 25, 2020, we did not have any outstanding borrowings under the Revolver, leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

As of September 25, 2020, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and nine months ended September 25, 2020.

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

Issuer Purchases of Equity Securities

During the quarter ended September 25, 2020, the Company repurchased 75 thousand shares of its common stock at an average price of $12.41 per share, for a total cost of $0.9 million, under the repurchase plan approved by the Company's Board of Directors. During the nine months ended September 25, 2020, the Company repurchased 148 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $1.9 million at an average share price of $13.09. As of September 25, 2020, the Company had $4.7 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 26, 2020	—	$—	—	$5,644,867
June 27, 2020 to July 24, 2020	—	$—	—	$5,644,867
July 25, 2020 to August 21, 2020	—	$—	—	$5,644,867
August 22, 2020 to September 25, 2020	75,091	$12.41	—	$4,713,293
	75,091	$12.41	—

Shares repurchased during the quarter and nine months ended September 25, 2020 under the repurchase plan approved by the Company's Board of Directors do not include 8 thousand shares and 135 thousand shares, respectively, for a cost of $111 thousand   and $2.1 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 4, 2020	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer