Form 10-K
period 2021-01-01
HACKETT GROUP, INC.
filed 2021-03-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 1, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $254,514,295 on June 26, 2020 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 8, 2021 was 30,244,060.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to mitigate or manage disruptions posed by COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of Brexit on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the coronavirus pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors.” An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in this Annual Report on Form 10-K have been amplified by the COVID-19 pandemic.

PART I

ITEM  1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group,” “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

The Hackett Group is an intellectual property-based strategic consultancy and leading enterprise benchmarking and best practices implementation firm serving global companies. Services include benchmarking, executive advisory, business transformation, and cloud enterprise application implementation. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its award-winning Oracle and SAP practices.

The Hackett Group has completed nearly 20,000 benchmarking and performance studies with major organizations, including 93% of the Dow Jones Industrials, 91% of the Fortune 100, 80% of the DAX 30 and 55% of the FTSE 100. These studies drive our Digital Transformation Platform (“DTP” or “Hackett DTP”) which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enable The Hackett Group’s clients and partners to achieve world-class performance.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience is dramatically influencing the way businesses compete and deliver their services. This was further accelerated by the necessity to work remotely as a direct result of the COVID-19 pandemic. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt these new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. This era is very attractive to our sector since we believe clients will increasingly require organizational and technology implementation insight on what technology can deliver and what changes in business models are required to justify significant investments.

We have repositioned all of our offerings to the emerging digital transformation opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insight in new ways and to do so efficiently and whenever possible, virtually.   This also required us to change the way we go to market and engage clients, as well as added additional software implementation partners.   For example, we have:

•

Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud applications suite through the acquisition of Jibe Consulting in 2017.  This move quadrupled our Oracle Cloud addressable market and positioned us as a strategic Oracle Cloud applications consultancy.  We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”).   In regard to SAP, we were an early provider of S4 HANA which has allowed us to quickly transition our implementation skills and benefit from the SAP migration to the Cloud.

•

Launched Quantum Leap™ (“QL”) – We launched our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership.

•

Launched the Hackett DTP – We have digitized our IP and changed the way we share and deliver our IP with our clients across our benchmarking, advisory, transformation and Cloud Enterprise application solutions. The Hackett DTP accelerates the speed to benefit realization by helping an organization achieve their performance targets through a combination of benchmark metrics, best practices and software configuration and process flow accelerators delivered in a fully automated platform.

•

Expanded our IP as a Service Revenue - We believe our QL and DTP platform should allow us to attract new alliance partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.

•

Expanded Smart Automation Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Workflow and Robotics Process Automation (“RPA”) and related smart automation technologies.

•

Launched the Hackett Institute and acquired the joint venture interest of our Certified Global Business Services (“CGBS”) Program - We moved our training content to a state-of-the-art learning management system, which we believe is better aligned with our client demands.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our “wedge” or IP as a Service offerings, which include our Benchmarking and Best Practices Advisory, and our IP as a Service offerings which are enabled by our QL and DTP platforms.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary benchmarking enterprise performance metrics and best practices repository intellectual capital to help clients improve their performance. Our benchmark offerings allow clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository, as well as, best practice software configuration, process flows and organizational strategies.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow clients to effect proven sustainable performance improvement.

During 2017, we launched the first version of the Hackett DTP which resulted in our new way to share and leverage our IP in a single platform.  This required us to digitize much of our intellectual capital and the way we shared it with our clients across our benchmarking, advisory, transformation and Cloud Enterprise application implementation solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings.  It also allows us to engage and support clients more efficiently, remotely, and where appropriate continuously.

Our Hackett DTP leverages our inventory of Hackett-Certified best practices, observed through benchmark and other business transformation engagements, which correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our clients’ capabilities and organizational maturity so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice processes and software configuration guides now reside in the new releases of our DTP.  This allows us to utilize our IP on client engagements to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, process, information, and technology, all within the framework of our Hackett-Certified best practices.

Because Hackett solutions are based on Hackett-Certified best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett’s solutions deliver enhanced efficiency, improved effectiveness, and reduced implementation risk.

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

Similarly, we integrate Hackett-Certified best practices directly into technology solutions. We believe it is imperative that companies simplify and automate processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle, SAP and other Enterprise applications to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of enterprise software applications. Hackett DTP enables the foundation for improved performance.

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

COMPETITION

The strategic business advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and acquisitions throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics QL delivers and the insight within the Hackett DTP that supports our Transformational Benchmark, Best Practices Advisory and Business Transformation and Technology offerings.

Despite our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and our QL and DTP platforms, we believe we can empirically and digitally assist our clients. Our ability to apply best practices and benchmarking metrics to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted nearly 20,000 benchmark and performance studies over 27 years at over 7,000 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

The COVID-19 pandemic significantly impacted the way we sell and deliver our services, as we quickly and successfully transitioned to a virtual and remote delivery model.   Our efforts in the last few years to fully digitize our IP and go to market through our QL and DTP platforms proved to be critical to our success.

Correspondingly, we remain focused on executing the following strategies:

•

Expanding our brand or market permission to our other offerings. We believe that our long-term growth prospects depend on our ability to extend our unique market permission to help clients and strategic partners measure their performance improvement opportunity using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Benchmarking and Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create more opportunities to grow revenue per client.

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

The launch of QL and DTP should expand and attract new alliance partners that can leverage our unique benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.

If our clients need off-site access to our IP and advisors to help them either assess or execute transformation initiatives on their own, they can avail themselves of our Best Practices Advisory Programs or our new IP-as-a-Service offerings. The key is for the client to know that we can support them strategically by leveraging our unique IP and insight so that we are able to build a strategic relationship which is appropriate for them. We also believe that clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and their channels.

•

Introduce New IP–centric Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their offerings.  We have launched a series of such alliances as described below:

We launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM solution which has now expanded to cover their Workforce Now offering. Given our success with ADP and our investment in QL and DTP platforms, we are now in a stronger position to attract new alliance partners and to support and accelerate their sales initiatives as well as and their clients’ continuous improvement efforts.  We believe this capability is unique to Hackett given our strong brand permission, benchmarking capabilities and best practice IP.

•

Continue to expand our QL/DTP Content and Technology. DTP incorporates intellectual capital from Hackett into our implementation tools and techniques. For our clients, the end results are tangible cost, performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us to our IP and accelerators. Our objective is to help clients make smarter business process and software configuration decisions as a result of our methods and knowledge. We are continuously updating our content and tools through benchmarking, enterprise transformation and research activities. Additional updates are also driven by new software releases that drive innovation in business process automation.  We continue to invest in the digitization and integration of our various metrics, best practices and best practice acceleration tools into our QL and DTP platforms.

•

Recruit and develop talent. As we continue to grow and realize the potential of our business model, it is important to attract, retain, develop and motivate associates. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.

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

Our benchmarking group dates back to 1991 and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 7,000 organizations globally. This includes 93% of the Dow Jones Industrials, 91% of the Fortune 100, 80% of the DAX 30 and 55% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified approximately 2,000 best practices for over 130 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•	Business Transformation Practice

Our Business Transformation practices help clients develop a coordinated strategy for achieving performance improvements across the enterprise. Our experienced teams utilize Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. We also maintain our procurement (Coupa and SAP Arriba) functionally led groups, as well as Workforce Management groups within this practice.

ERP, EPM AND ANALYTICS (EEA) SOLUTIONS

Our EEA practice focuses on helping clients maximize the value of their investments in Cloud Enterprise Software and business analytics.

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

         Our SAP Solutions practice helps clients choose and deploy S4 HANA applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods).  The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

•	OneStream Solutions

Our OneStream practice includes technical and transformational professionals that help clients choose and deploy OneStream XF Platform and Market Place solutions that best meet their needs and objectives in Corporate Performance Management (“CPM”).  The CPM market has responded to OneStream’s unified platform with significant growth and we expect that trend to continue.  To take advantage of this opportunity, Hackett has made a significant investment to grow the OneStream practice and we believe that we are strongly positioned as a OneStream strategic provider having recently been named a OneStream Diamond Partner.  Our rapid OneStream deployment methodologies enable clients to quickly realize benefits by integrating Hackett best practices and intellectual property into accelerated solutions utilizing OneStream.  This enables world class performance for complex financial consolidation, financial planning, reporting, analytics and data management challenges. The group also offers post-implementation support, change management, exception management, process improvement, robotics process automation, system documentation and end-user training, all of which are designed to enhance return on investment.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2020, 2019 and 2018, our ten most significant clients accounted for 22%, 22% and 22% of total revenue, respectively. In addition, during 2020, 2019 and 2018, our largest client generated 5%, 4% and 5% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

As of January 1, 2021, we had 1,047 associates, excluding subcontractors, 80% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. We do so by encouraging and supporting our associates communities and personal volunteer and service programs and social gatherings.

INTELLECTUAL PROPERTY

We have obtained trademark registrations for The Hackett Group, Hackett Best Practices, World Class Defined and Enabled, Quantum Leap, Digital Excelleration, Intellectual Property As A Service and Book of Numbers, and own registrations for certain of our other trademarks in the United States and abroad that we use in our business and believe are important to protect. We believe that the protection of these marks is an important part of our strategy of increasing the brand recognition we have built around our empirical knowledge capital and the growing number of services we provide.

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

Business, Market and Strategy Risks

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

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Our clients, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and business confidence. We expect that the negative impacts of the COVID-19 pandemic on our operating revenue may continue until economic conditions improve.

We continue to work with our clients and employees to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our clients and employees and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, severity and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions; and any closures of our clients’ offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in “Item 1A. Risk Factors” and elsewhere in this Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2020, our ten largest clients accounted for 22% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

Operational Risks

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

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving and often are not recognized until launched against a target, or even some time after. We may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and/or comply with applicable legal requirements. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Insider or employee cyber and security threats are also a significant concern for all companies, including ours. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Any significant compromise of our information management systems or data could impede or interrupt our business operations and may result in negative consequences including loss of revenue, fines, penalties, litigation, reputational damage, inability to accurately and/or timely complete required filings with government entities including the SEC and the Internal Revenue Service, unavailability or disclosure of confidential information (including personal information) and negative impact on our stock price.

Global Operational Risks

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

Legal, Regulatory and Compliance Risks

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

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation, which took effect in May 2018, superseded prior European Union data protection legislation and imposes more stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. In addition, we are also subject to and affected by new state privacy and data security laws such as the recently implemented California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data.  In addition, in 2020 several states introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple country and state laws containing varying requirements could be complicated and costly.  Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Replacement of the LIBOR benchmark interest rate could increase our cost of borrowing and interest expense.

The London Interbank Offered Rate (“LIBOR”) is used as an interest rate benchmark for establishing the variable rates of interest under our revolving credit facility. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit the rates to calculate LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining LIBOR tenors until June 30, 2023.  It is uncertain whether LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. The consequences of the phase-out of LIBOR cannot be entirely predicted, but could result in new interest rate benchmarks, which could result in an increase in our variable rates of interest and interest expense.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of January 1, 2021, we had operating leases that expire on various dates through June 2024. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space leases as part of its transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge for certain lease right-of-use assets and certain property, equipment and leasehold improvements for impairment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the NASDAQ Stock Market symbol, "HCKT". The closing sale price for the common stock on March 8, 2021, was $17.20.

As of March 8, 2021, there were 231 holders of record of our common stock and 30,244,060 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 1, 2016 with the NASDAQ Composite Index, Russell 2000 and a peer group index composed of other companies with similar business models identified below. We are electing to change from the NASDAQ Composite Index to the Russell 2000 Index and we have updated our Peer group as we believe the Russell 2000 Index and the new Peer group are a closer representation of our market capitalization.. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 1, 2016.

	1/1/16	12/30/16	12/29/17	12/28/18	12/27/19	1/1/21
The Hackett Group, Inc.	$100.00	$111.78	$101.37	$104.87	$107.08	$99.06
NASDAQ Composite Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
2019 Peer Group	$100.00	$108.04	$97.98	$134.99	$210.03	$205.51
2020 Peer Group	$100.00	$87.06	$72.70	$84.09	$103.66	$91.93

The 2020 Peer Group includes Alithya Group Inc. (formerly known as Edgewater Technology, Inc.), Huron Consulting Group, Inc. and Information Services Group, Inc. The 2019 Peer Group includes FTI Consulting, Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share, and we have been gradually increasing the dividend for our shareholders since the announcement. In 2018, 2019 and 2020, the Board of Directors approved an increase in the annual dividend to $0.34 per share, $0.36 per share, and $0.38 per share, respectively.  In addition, during 2020, the Board of Directors approved the increase in the frequency of dividend payments from semi-annual to a quarterly. During fiscal 2020, we paid the semi-annual dividend declared in December 2019 of $5.8 million in January 2020 and we paid the quarterly dividend to shareholders of record on June 30, 2020, September 25, 2020 and December 18, 2020, totaling $9.1 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  Subsequent to fiscal year end the Board of Directors increased the annual dividend to $0.40 per share and declared the first quarterly dividend of 2021. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and unlawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  All repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended January 1, 2021 under this authorization:

			Total Number	Maximum Dollar
	Total		of Shares Purchased	Value of Shares That
	Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 27, 2019				$1,651,222
December 28, 2019 to March 27, 2020	72,956	$13.79	72,956	$5,644,873	*
March 28, 2020 to June 26, 2020	—	$—	—	$5,644,873
June 27, 2020 to September 25, 2020	75,091	$12.41	75,091	$4,713,293
September 26, 2020 to January 1, 2021	36,229	$11.84	36,229	$4,284,275
	184,276	$12.84	184,276

*	During the first quarter of 2020, the Company’s Board of Directors approved an additional share repurchase authorization of $5.0 million.

As of January 1, 2021, the Company’s Board of Directors had approved a cumulative authorization of $147.2 million with cumulative purchases under the plan of $142.9 million, leaving $4.3 million available for future purchases. During the year ended January 1, 2021, the Company repurchased 184 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $2.4 million at an average share price of $12.84, which included 37 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.7 million, or $17.43 per share. All shares repurchased from members of the Board of Directors were approved by the Audit Committee. During the year ended December 27, 2019, the Company repurchased 339 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $5.3 million at an average share price of $15.60, which included 28 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.5 million, or $16.25 per share. Subsequent to fiscal year end, we repurchased 24 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.4 million, or $16.05 per share. Including these subsequent purchases, we have approximately $3.9 million available for future purchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2020, 139 thousand shares were withheld and not issued for a cost of $2.1 million, bringing the total cumulative cash used to repurchase stock in 2020 to $4.5 million. In 2019, 132 thousand shares were withheld and not issued for a cost of $2.5 million, bringing the total cumulative cash used to repurchase stock in 2019 to $7.8 million.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated financial data sets forth our selected financial information as of and for each of the years in the five-year period ended January 1, 2021, and has been derived from our audited consolidated financial statements. The selected consolidated financial data should be read together with our consolidated financial statements, related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	January 1,	December 27,	December 28,	December 29,	December 30,
	2021	2019	2018	2017	2016
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Revenue before reimbursements	$234,810	$260,837	$264,523	$255,131	$252,096
Reimbursements	4,672	21,635	21,364	21,468	27,691
Total revenue(1)	239,482	282,472	285,887	276,599	279,787
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses(2)	161,696	164,044	164,921	161,863	158,500
Reimbursable expenses	4,672	21,635	21,364	21,468	27,691
Total cost of service	166,368	185,679	186,285	183,331	186,191
Selling, general and administrative costs	53,984	62,074	64,123	63,271	60,079
Restructuring charges and asset impairments(3)	10,488	4,514	6,269	1,293	—
Acquisition-related contingent consideration liability(4)	—	(1,133)	(4,364)	—	—
Total costs and operating expenses	230,840	251,134	252,313	247,895	246,270
Operating income	8,642	31,338	33,574	28,704	33,517
Other expense:
Interest expense, net	(126)	(311)	(638)	(584)	(387)
Income from continuing operations before income taxes	8,516	31,027	32,936	28,120	33,130
Income tax expense(5)	2,871	7,744	5,577	2,564	12,455
Income from continuing operations	5,645	23,283	27,359	25,556	20,675
(Loss) earnings from discontinued operations(6)(net of taxes)	(172)	(6)	(3,450)	1,798	866
Net income	$5,473	$23,277	$23,909	$27,354	$21,541

Basic net income per common share:
Income per common share from continuing operations	$0.19	$0.78	$0.93	$0.89	$0.71
(Loss) income per common share from discontinued operations	(0.01)	(0.00)	(0.12)	0.06	0.03
Net income per common share	$0.18	$0.78	$0.81	$0.95	$0.74

Diluted net income per common share:
Income per common share from continuing operations	$0.17	$0.72	$0.85	$0.79	$0.63
(Loss) income per common share from discontinued operations	(0.00)	(0.00)	(0.11)	0.06	0.03
Net income per common share	$0.17	$0.72	$0.74	$0.85	$0.66

Weighted average common shares outstanding:
Basic	29,988	29,805	29,379	28,852	29,082
Diluted	32,405	32,453	32,330	32,196	32,815

Consolidated Balance Sheet Data:
Cash	$49,455	$25,954	$13,808	$17,512	$19,710
Working capital	$42,265	$34,944	$28,864	$23,837	$12,999
Total assets	$192,545	$193,735	$180,752	$185,231	$159,299
Long-term debt	$—	$—	$6,500	$19,000	$7,000
Shareholders' equity	$140,887	$137,614	$123,590	$107,275	$86,269
Dividends paid/declared per share	$0.38	$0.36	$0.34	$0.30	$0.26

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

(2)

Fiscal year 2018 includes an acquisition-related compensation benefit of $0.5 million. Fiscal years 2016 through 2017 include an acquisition-related compensation expense of $4.1 million in 2017 and $1.2 million in 2016, from the acquisitions of Jibe Consulting and Aecus Limited in 2017 and Technolab in 2014.

(3)

Fiscal year 2020 includes a $3.9 million impairment of lease right-of-use assets and certain property, equipment and leasehold improvements. In addition, fiscal 2020 includes restructuring charges of $6.6 million for the reduction of staff in the U.S. and Europe. Fiscal year 2019 includes a $3.3 million restructuring charge for the reduction of staff in Australia and Europe and also includes a $1.2 million asset impairment of the investment in the Hackett Institute’s Enterprise Analytics Program. Fiscal year 2018 include a $6.4 million asset impairment of the investment in the Hackett Performance Exchange and Working Capital Course.

(4)	Fiscal year 2019 and 2018 includes a benefit related to the adjustment for the contingent consideration liability from the acquisition of Jibe Consulting in 2017.
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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking and business transformation services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through nearly 20,000 benchmark and performance studies over 27 years at over 7,000 of the world’s leading companies.

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

In the following discussion, Strategy and Business Transformation Group includes the results of our North America IP as-a-service offerings, which include our Executive Advisory Programs and Benchmarking Services, and our Business Transformation Practices (S&BT). ERP, EPM and Analytics Solutions includes the results of our North America Oracle EEA and SAP Solutions Practices (EEA). International includes results of our S&BT and EEA Practices, primarily in Europe.

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020. However, our net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic, and we expect negative impacts to continue until economic conditions improve. A prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

We are actively managing our business to respond to the impact of the COVID-19 pandemic. We have reduced employee headcount and employee travel to only essential business needs and most of our employees have been working remotely from home. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs and preserve cash. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, we reduced our global workforce by approximately 10% and recorded a $5.0 million restructuring charge. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of our use of office space for its workforce, we evaluated our existing office leases as part of our transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.  All future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that COVID-19 could have on our financial condition and operating results remains highly uncertain.

For more information, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19),” under Item 1A, “Risk Factors.”

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

Revenue Recognition

We generate substantially all of our revenue from providing professional services to our clients. We also generate revenue from software licenses, software support and maintenance, as well as subscriptions to our executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price.  We determine the standalone selling price based on the respective selling price of the individual elements when they are sold separately.

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

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to our executive and best practice advisory programs.  There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement.  Revenue from advisory service contracts is recognized ratably over the life of the agreements.  Customers are typically invoiced at the inception of the contract, with net thirty-day terms.

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and we are the agent in these transactions as we do not obtain title to the software and maintenance which is sold simultaneously.  The transaction price is our agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms.

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

The payment terms and conditions in our customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is typically contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination. In addition, from time to time we enter into agreements with our clients that limit its ability to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit us from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to three to six months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which we are not yet entitled to bill because of certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3, “Accounts Receivable and Contract Assets, Net” and Note 5 “Accrued Expenses and Other Liabilities” to our

consolidated financial statements included in this Annual Report on Form 10-K. During the 12 months ended January 1, 2021, we recognized $9.2 million of revenue as a result of changes in the contract liability balance, as compared to $7.7 million for the twelve months ended December 27, 2019, respectively.

The following table reflects our disaggregation of revenue before reimbursements from continuing operations for the twelve months ended January 1, 2021, December 27, 2019 and December 28, 2018:

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Consulting	$228,080	$257,423	$260,853
Software license sales	6,730	3,414	3,670
Revenue before reimbursements from continuing operations	$234,810	$260,837	$264,523

Capitalized Sales Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying condensed consolidated statements of operations. As of January 1, 2021 and December 27, 2019, we had $1.5 million, and $1.6 million, respectively, of deferred commissions, of which $1.5 million and $1.4 million, respectively, was amortized during the twelve months ended January 1, 2021 and December 27, 2019, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

Practical Expedients

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.  We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be less than one year.

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

Goodwill is tested at least annually for impairment at the reporting unit level. The reporting units are The Hackett Group (including Benchmarking, Business Transformation, Business Transformation EPM, Strategy and Operations, Executive Advisory Programs and Robotics Process Automation) and Hackett Technology Solutions (including SAP ERP and AMS, Oracle EPM and EPM AMS). In assessing the recoverability of goodwill and intangible assets, we make estimates based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2020 and determined that goodwill was not impaired.

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2020, 2019 and 2018, ended on January 1, 2021, December 27, 2019, and December 28, 2018, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts).

	Twelve Months Ended
	January 1,		December 27,		December 28,
	2021		2019		2018
Revenue:
Revenue before reimbursements	$234,810	100%	$260,837	100%	$264,523	100%
Reimbursements	4,672	2%	21,635	8%	21,364	8%
Total revenue	239,482		282,472		285,887

Costs and expenses:
Cost of service:
Personnel costs	154,327	66%	159,390	61%	159,614	60%
Non-cash stock compensation expense	6,255		3,831		3,815
Acquisition-related compensation expense (benefit)	50		(131)		(535)
Acquisition-related non-cash stock compensation expense	1,064		954		2,027
Reimbursable expenses	4,672		21,635		21,364
Total cost of service	166,368		185,679		186,285

Selling, general and administrative costs	50,586	22%	58,075	22%	58,516	22%
Non-cash stock compensation expense	2,421		2,931		3,238
Acquisition-related costs	-		32		-
Amortization of intangible assets	977		1,036		2,369
Total selling, general, and administrative expenses	53,984	23%	62,074	24%	64,123	24%

Restructuring charges and asset impairments	10,488		4,514		6,269
Acquisition-related contingent consideration liability	-		(1,133)		(4,364)
Total costs and operating expenses	230,840		251,134		252,313
Income from operations	8,642	4%	31,338	12%	33,574	13%
Other expense:
Interest expense	(126)		(311)		(638)
Income from continuing operations before income taxes	8,516	4%	31,027	12%	32,936	12%
Income tax expense	2,871	1%	7,744	3%	5,577	2%
Income from continuing operations (net of taxes)	5,645		23,283		27,359
Loss from discontinued operations	(172)		(6)		(3,450)
Net income	$5,473	2%	$23,277	9%	$23,909	9%

Diluted net income per common share	$0.17		$0.72		$0.74

Comparison of 2020 to 2019

Overview. For fiscal year 2020, revenue before reimbursements decreased 10% to $234.8 million, as compared to fiscal year 2019. Fiscal year 2020 results included restructuring charges for the reduction of staff in the U.S. and Europe and the impairment of our operating lease right-of-use assets and certain property, equipment and leasehold improvements relating to the reduction in office space as we have transitioned towards a remote work environment. Together, these items negatively impacted dilutive earnings per share by $0.24. Fiscal year 2019 results included restructuring charges relating to the reduction of staff in Australia and Europe and the impairment of assets related to the Hackett Institute’s Enterprise Analytic Program. Together, these items negatively impacted dilutive earnings per share by $0.12.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound, Euro and Australian Dollar, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2020 and 2019. Revenue is analyzed based on geographic location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Year Ended
	January 1,	December 27,
	2021	2019
S&BT	$88,655	$107,066
EEA	122,618	116,944
International	23,537	36,827
Revenue from continuing operations before reimbursement	$234,810	$260,837

Our total Company revenue from continuing operations and before reimbursements decreased 10%, to $234.8 million in 2020, as compared to $260.8 million in 2019. Our North American revenue from continuing operations and before reimbursements decreased 6% and our international revenue from continuing operations and before reimbursements decreased 36% in 2020, as compared to 2019.  Net revenue and reimbursable expenses were both affected from the economic disruption of the COVID-19 pandemic and as we transitioned to a remote service delivery model throughout the U.S. and Europe. Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 2% in 2020, as compared to 8% in 2019.

In 2020 and 2019, no customer accounted for more than 5% of our total revenue.

S&BT net revenue from continuing operations decreased 17% in 2020, to $88.7 million as compared to $107.1 million in 2019. This group’s business transformation practice was disrupted by the impact of the pandemic.

EEA net revenue from continuing operations increased 5% in 2020, to $122.6 million, as compared to $116.9 million in 2019, primarily driven by strong growth in our SAP S4 HANA implementation and Reseller practices, as well as our Oracle Cloud ERP and OneStream practices. The strong growth was partially offset by declines in our Oracle EPM practice.

Hackett U.S. net revenue from continuing operations represented 90% of our total Company net revenue during 2020 and as compared to 86% in 2019.

Hackett international net revenue from continuing operations decreased 36% in 2020, as compared to 2019. Europe continues to be impacted by lengthened client decision-making from economic uncertainty, which has been further impacted by the COVID-19 pandemic.  Total Company international net revenue from continuing operations accounted for 10% of our total revenue in 2020, as compared to 14% in 2019.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs from continuing operations decreased 3%, to $154.3 million in 2020, from $159.4 million in 2019. The decrease in personnel costs in 2020 were primarily due to the restructuring actions that were implemented in 2020 which included a reduction of approximately 10% of the global workforce. Personnel costs before reimbursable expenses and as a percentage of revenue before reimbursements 66% in 2020, as compared to 61% in 2019.

Non-cash stock compensation expense from continuing operations was $6.3 million in 2020 and $3.8 million in 2019.  This increase was primarily driven by a new retention-based non-cash incentive compensation program effective in 2020 for our key practice leaders. Historically, annual performance grants are amortized over a three-year vesting period after the performance year.  However, due to competitive market conditions for these key employees, a program change was effected whereby 50% of their annual performance stock opportunity was granted based on the achievement of certain non-financial objectives and the grants vest at the end of the performance year, assuming the objectives were met.   In addition, there were some acceleration of expense associated with COVID-19 related terminations and the finalization of the Jibe acquisition earnout liability.  See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

The acquisition related compensation expense in 2020 and compensation benefit in 2019 both related to the accrual for the cash portion of contingent consideration related to acquisitions, all of which was subject to service vesting and as a result is recorded as compensation expense. The majority of these liabilities were settled during the fourth quarter of 2019.

Acquisition related non-cash stock compensation expense in 2020 and 2019 related to equity awards issued in relation to acquisitions.

Selling, General and Administrative (“SG&A”). SG&A costs from continuing operations, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets decreased 13% to $50.6 million in 2020, from $58.1 million in 2019 primarily due to decreased travel related selling and marketing activities due to the move to virtual sales and delivery models resulting from the pandemic. SG&A costs as a percentage of revenue before reimbursements were 22% in both 2020 and 2019.

Non-cash compensation expense included in total SG&A decreased to $2.4 million in 2020, as compared to $2.9 million in 2019. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $1.0 million in both 2020 and 2019. The amortization expense in both periods related to the amortization of the intangible assets acquired in our acquisitions in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible asset related to the joint venture will continue to amortize until 2021.

          Acquisition-contingent Consideration Liability. During 2019, the liabilities related to the cash portion of the Jibe acquisition contingent consideration due to selling shareholders, which was not subject to service vesting, was reduced based on the estimated achievement of the contingent earnout targets, resulting in a benefit. The liability was settled in the fourth quarter of 2019.

Restructuring Charges and Asset Impairments. During 2020, we recorded restructuring costs of $6.6 million, which were primarily related to the reduction of staff in the U.S. and Europe as a result of the impact of the COVID-19 pandemic. In addition, during the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of our use of office space for our workforce, we evaluated our existing office space utilization as part of our transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and a $3.9 million restructuring charge related to the asset impairment for certain lease right-of-use assets and certain property, equipment and leasehold improvements and other real estate related costs.

In 2019, we recorded restructuring charges of $3.3 million primarily related to the continued weakness in our international operations. These costs primarily related to severance costs as we reduced staff to be commensurate with current demand primarily in both Australia and Europe.  In addition, in 2019, we recorded a $1.2 million restructuring charge related to the asset impairment of our investment in the Hackett Institute’s Enterprise Analytics Program.

Interest Expense. In 2020 and 2019, we recorded interest expense of $126 thousand and $311 thousand, respectively. The decrease was due to the lower average outstanding debt balance. The debt was fully paid off during the fourth quarter of 2019 and there was no outstanding debt in 2020.

Income Taxes. During 2020, we recorded $2.9 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 33.7% from continuing operations. During 2019, we recorded $7.7 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 25.0% from continuing operations. The increase in the tax rate for 2020 was primarily due to lower tax benefits related to share-based compensation when compared to 2019. In addition, the tax rate increase in 2020 related to restructuring charges impacting countries with lower statutory income tax rates and changes in our overall profitability due to the impact of the COVID-19 pandemic.

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

The following table sets forth revenue by group for the periods indicated (in thousands):

	Year Ended
	December 27,	December 28,
	2019	2018
S&BT	$107,066	$104,078
EEA	116,944	114,039
International	36,827	46,406
Revenue from continuing operations before reimbursement	$260,837	$264,523

Our total Company revenue before reimbursements decreased 1%, to $260.8 million in 2019, as compared to $264.5 million in 2018. Our North American revenue from continuing operations and before reimbursements increased 3% and our international revenue from continuing operations and before reimbursements decreased 21% in 2019, as compared to 2018.  Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 8% during both 2019 and 2018.

In 2019 and 2018, no customer accounted for more than 5% of our total revenue.

S&BT net revenue from continuing operations increased 3% in 2019, to $107.1 million as compared to $104.1 million in 2018, primarily driven by improved results across most practices.

EEA net revenue from continuing operations increased 3% in 2019, to $116.9 million, as compared to $114.0 million in 2018, primarily driven by strong results in our SAP and OneStream practices, as well as strong cloud revenue growth from our EPM practices, partially offset by the Oracle EPM On-Premise declines.

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

Personnel costs from continuing operations were $159.4 million in 2019 from $159.6 million in 2018. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements were 61% in 2019 and 60% in 2018.

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

Acquisition-contingent Consideration Liability. During 2019 and 2018, the liability related to the cash portion of the Jibe acquisition contingent consideration due to selling shareholders, which is not subject to service vesting, was reduced based on the estimated achievement of the contingent earnout targets, resulting in a benefit. The liability was settled during 2019.

Restructuring Charges and Asset Impairments. In 2019, we recorded restructuring costs of $3.3 million primarily related to the continued weakness in our international operations. These costs primarily related to severance costs as we reduced staff to be commensurate with current demand primarily in both Australia and Europe.  In addition, in 2019, we recorded a $1.2 million restructuring charge, related to the asset impairment of our investment in the Hackett Institute’s Enterprise Analytics Program.

In 2018, we recorded a $6.3 million restructuring charge related to the asset impairment of our investments in the Hackett Performance Exchange and our Working Capital Course.

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

Liquidity and Capital Resources

As of January 1, 2021 and December 27, 2019, we had $49.5 million and $26.0 million, respectively, of cash. As of January 1, 2021 and December 27, 2019, we had no outstanding debt under our credit facility. We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility), and cash flows generated by operations will be enough to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds to support expansion, to develop new or enhance products and services, to respond to competitive pressures or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	January 1,	December 27,
	2021	2019
Cash flows provided by operating activities	$44,061	$42,361
Cash flows used in investing activities	$(1,893)	$(5,578)
Cash flows used in financing activities	$(18,715)	$(24,697)

Cash Flows from Operating Activities

Net cash provided by operating activities was $44.1 million in 2020, as compared to $42.4 million in 2019. In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and decreased account receivables and contract assets and higher accrued expenses and other liabilities.   In 2019, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and decreased account receivables and contract assets, partially offset by lower accrued expenses and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million in 2020, as compared to $5.6 million in 2019. During 2020, cash flows from investing activities included investments related to the continued development of our Quantum Leap benchmark technologies. In the comparable 2019 period, cash flows used in investing activities included investments to our internal corporate systems, the rollout of new laptops, and the development of our Quantum Leap benchmark technologies. In addition, in 2019 the Jibe earnout consideration with the selling shareholders was finalized and settled.

Cash Flows from Financing Activities

Net cash used in financing activities was $18.7 million in 2020, as compared to $24.7 million in 2019. The usage of cash in 2020 was primarily related to dividend payments of $14.9 million, the repurchase of Company common stock under our share repurchase program of $2.4 million and employee net vesting related tax withholding requirements of $2.1 million. The usage of cash in 2019 was primarily related to the dividend payments of $11.2 million, the net paydown of the revolving line of credit of $6.5 million, the repurchase of Company common stock under our share repurchase program of $5.3 million and employee net vesting related tax withholding requirements of $2.5 million.

As of January 1, 2021, we did not have any outstanding borrowings under the Revolver, leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Contractual Obligations

There were no material capital commitments as of January 1, 2021. The following table summarizes our future principal payments under our credit facility (See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K) and future lease commitments under our non-cancelable operating leases as of January 1, 2021 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Short-term debt obligations (1)	$—	$—	$—	$—	$—
Long-term debt obligations (1)	—	—	—	—	—
Operating lease obligations	6,525	2,620	3,311	594	—
Total	$6,525	$2,620	$3,311	$594	$—

(1)

Excludes the fee on the amount of any unused commitment that we may be obligated to pay under our credit facility, as such amounts vary and cannot be estimated. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 1, 2021.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 1, 2021, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the credit facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the credit facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our credit facility would not have had a material impact on our 2020 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. We recognized income related to foreign currency exchange of $49 thousand, $0.1 million and $0.6 million in 2020, 2019 and 2018, respectively. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of January 1, 2021, and December 27, 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 1, 2021, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and December 27, 2019, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Fixed-fee Billing Arrangements

As described in Note 1 to the financial statements, the Company generates substantially all of its revenue from providing professional services to its clients. In fixed-fee billing arrangements, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under these arrangements using an input method approach, which is a subjective process based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement.

We identified the measurement of progress for the purpose of revenue recognition under fixed-fee billing arrangements as a critical audit matter. Auditing management’s assumptions to estimate total engagement revenue and cost of services for the contract performance obligations used to recognize revenue for fixed-fee billing arrangements, including the historical experience of fulfilling the performance obligations of the contract or other similar contracts, involved a high degree of subjectivity and increased audit effort.

Our audit procedures related to the Company’s revenue recognition for fixed-fee billing arrangements included the following, among others:

•

We obtained an understanding of the relevant controls related to fixed-fee billing arrangements and tested such controls for design and operating effectiveness, including controls over management’s estimation of the amount of revenue to recognize for customer contracts where revenue is recognized over time as work progresses.

•

We evaluated management’s ability to estimate progress towards completion by performing a historical review of completed contracts to determine the accuracy and precision of the Company’s estimation process. During this analysis we evaluated completed contracts in order to determine if previous estimates to complete were consistent with actual hours incurred to complete the contract.

•	We tested the mathematical accuracy of management’s estimate to complete calculation of contract revenue by obtaining and testing the source data used in the estimation process.
•	We tested a sample of fixed-fee billing arrangements as follows:
o

Evaluated whether the contracts were properly included in management’s calculation of estimated contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward completion of the performance obligations.

o

Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications or change orders that were agreed upon with the customers.

o

Assessed the terms in the customer agreement and evaluated the appropriateness of management’s identification of performance obligations based on the underlying goods and services included in the contract.

o

Tested the completeness and accuracy of management’s calculation of progress toward completion to date for the performance obligations by comparing actual costs incurred to date to source documents and recalculating revenue recognized based on actual costs incurred to date as a percentage of total estimated costs.

o	Evaluated management’s estimates of costs to complete the performance obligations by comparing the inputs to source documents.

/s/ RSM US LLP

We have served as the Company's auditor since 2015.

Miami, Florida

March 12, 2021

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1,	December 27,
	2021	2019
ASSETS
Current assets:
Cash	$49,455	$25,954
Accounts receivable and contract assets, net of allowance of $605 and $743 at January 1, 2021 and December 27, 2019, respectively	32,778	49,778
Prepaid expenses and other current assets	2,599	2,895
Total current assets	84,832	78,627
Property and equipment, net	18,158	19,916
Other assets	1,680	2,652
Goodwill	85,297	84,578
Operating lease right-of-use assets	2,578	7,962
Total assets	$192,545	$193,735
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,098	$8,494
Accrued expenses and other liabilities	33,849	32,482
Operating lease liabilities	2,620	2,707
Total current liabilities	42,567	43,683
Non-current deferred tax liability, net	5,588	7,183
Operating lease liabilities	3,503	5,255
Total liabilities	51,658	56,121
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 57,600,158 and 57,180,616 shares issued at January 1, 2021 and December 27, 2019, respectively	58	58
Additional paid-in capital	312,039	303,707
Treasury stock, at cost, 27,609,752 and 27,425,476 shares at January 1, 2021 and December 27, 2019, respectively	(144,254)	(141,887)
Accumulated deficit	(17,388)	(13,714)
Accumulated other comprehensive loss	(9,568)	(10,550)
Total shareholders' equity	140,887	137,614
Total liabilities and shareholders' equity	$192,545	$193,735

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Revenue:
Revenue before reimbursements	$234,810	$260,837	$264,523
Reimbursements	4,672	21,635	21,364
Total revenue	239,482	282,472	285,887
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $7,319, $4,785 and $5,842 of stock compensation expense in 2020, 2019 and 2018, respectively)	161,696	164,044	164,921
Reimbursable expenses	4,672	21,635	21,364
Total cost of service	166,368	185,679	186,285
Selling, general and administrative costs (includes $2,421, $2,931 and $3,238 of stock compensation expense in 2020, 2019 and 2018, respectively)	53,984	62,074	64,123
Restructuring charges and asset impairments	10,488	4,514	6,269
Acquisition-related contingent consideration liability	—	(1,133)	(4,364)
Total costs and operating expenses	230,840	251,134	252,313
Operating income	8,642	31,338	33,574
Other expense:
Interest expense	(126)	(311)	(638)
Income from continuing operations before income taxes	8,516	31,027	32,936
Income tax expense	2,871	7,744	5,577
Income from continuing operations	5,645	23,283	27,359
Loss from discontinued operations (net of taxes)	(172)	(6)	(3,450)
Net income	$5,473	$23,277	$23,909
Basic net income per common share:
Income per common share from continuing operations	$0.19	$0.78	$0.93
Loss per common share from discontinued operations	(0.01)	$(0.00)	$(0.12)
Basic net income per common share	$0.18	$0.78	$0.81

Diluted net income per common share:
Income per common share from continuing operations	$0.17	$0.72	$0.85
Loss per common share from discontinued operations	(0.00)	$(0.00)	$(0.11)
Diluted net income per common share	$0.17	$0.72	$0.74

Weighted average common shares outstanding	29,988	29,805	29,379
Weighted average common and common equivalent shares outstanding	32,405	32,453	32,330

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Net income	$5,473	$23,277	$23,909
Foreign currency translation adjustment, net of income taxes	982	844	(2,885)
Total comprehensive income	$6,455	$24,121	$21,024

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 29, 2017	55,745	$56	$288,297	(26,945)	$(134,054)	$(38,515)	$(8,509)	$107,275
Issuance of common stock	863	1	(2,798)	—	—	—	—	(2,797)
Treasury stock purchased	—	—	1,346	(141)	(2,550)	—	—	(1,204)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,110	—	—	—	—	10,110
Dividends declared	—	—	—	—	—	(10,818)	—	(10,818)
Net income	—	—	—	—	—	23,909	—	23,909
Foreign currency translation	—	—	—	—	—	—	(2,885)	(2,885)
Balance at December 28, 2018	56,608	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock	573	1	(1,717)	—	—	—	—	(1,716)
Treasury stock purchased	—	—	—	(339)	(5,283)	—	—	(5,283)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	8,469	—	—	—	—	8,469
Dividends declared	—	—	—	—	—	(11,567)	—	(11,567)
Net income	—	—	—	—	—	23,277	—	23,277
Foreign currency translation	—	—	—	—	—	—	844	844
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	415	—	(1,451)	—	—	—	—	(1,451)
Treasury stock purchased	—	—	—	(184)	(2,367)	—	—	(2,367)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,783	—	—	—	—	9,783
Dividends declared	—	—	—	—	—	(9,147)	—	(9,147)
Net income	—	—	—	—	—	5,473	—	5,473
Foreign currency translation	—	—	—	—	—	—	982	982
Balance at January 1, 2021	57,596	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Cash flows from operating activities:
Net income	$5,473	$23,277	$23,909
Less loss from discontinued operations, net of taxes	(172)	(6)	(3,450)
Net income from continuing operations	5,645	23,283	27,359
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	3,502	3,206	2,465
Amortization expense	977	1,036	2,369
Impairment of assets	3,885	1,180	6,269
Amortization of debt issuance costs	69	91	91
Provision for doubtful accounts	342	1,111	668
Gain on foreign currency transactions	(49)	(90)	(592)
Non-cash stock compensation expense	9,740	7,716	9,310
Deferred income tax (benefit) expense	(1,438)	999	223
Changes in assets and liabilities, net of acquisition:
Decrease (increase) in accounts receivable and contract assets	16,876	4,262	(2,556)
Decrease (increase) in prepaid expenses and other assets	261	1,450	(1,870)
(Decrease) increase in accounts payable	(2,397)	1,065	(1,005)
Increase (decrease) in accrued expenses and other liabilities	6,820	(2,944)	(11,699)
Net cash provided by operating activities of continuing operations	44,233	42,365	31,032
Net cash (used in) provided by operating activities of discontinued operations	(172)	(4)	1,379
Net cash provided by operating activities	44,061	42,361	32,411
Cash flows from investing activities:
Purchases of property and equipment	(1,893)	(4,568)	(9,637)
Cash consideration paid for acquisitions	—	(1,010)	—
Net cash used in investing activities	(1,893)	(5,578)	(9,637)
Cash flows from financing activities:
Proceeds from borrowings	—	1,000	5,000
Payment of debt borrowings	—	(7,500)	(17,500)
Debt issuance costs	(21)	—	—
Dividends paid	(14,937)	(11,196)	(10,048)
Proceeds from issuance of common stock	751	806	778
Repurchases of common stock	(4,508)	(7,807)	(4,786)
Net cash used in financing activities	(18,715)	(24,697)	(26,556)
Effect of exchange rate on cash	48	60	78
Net increase (decrease) in cash	23,501	12,146	(3,704)
Cash at beginning of year	25,954	13,808	17,512
Cash at end of year	$49,455	$25,954	$13,808
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,651	$5,805	$7,962
Cash paid for interest	$57	$231	$541

Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of Jibe Consulting and Aecus Limited	$-	$973	$-

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities. Intercompany transactions and balances are eliminated upon consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2020, 2019, and 2018 ended on January 1, 2021, December 27, 2019, and December 28, 2018, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years.   In 2018, 2019 and 2020, the Company’s Board of Directors approved an increase in the annual dividend to $0.34 per share, $0.36 per share, and $0.38 per share, respectively.  In addition, during 2020, the Company’s Board of Directors approved the increase in the frequency of dividend payments to a quarterly basis. During 2020, the Company funded one semi-annual dividend that was declared in 2019 and three quarterly dividends declared in 2020, including the dividend declared in the fourth quarter of 2020. Subsequent to 2020, the Company’s Board of Directors approved the increase in the annual dividend from $0.38 to $0.40 per share to be paid on a quarterly basis and declared the first quarterly dividend of 2021. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2020 and 2019 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

	The Hackett	Hackett Technology
	Group	Solutions	Total
Balance at December 28, 2018	$43,535	$40,672	$84,207
Foreign currency translation adjustment	371	—	371
Balance at December 27, 2019	43,906	40,672	84,578
Foreign currency translation adjustment	719	—	719
Balance at January 1, 2021	$44,625	$40,672	$85,297

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

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	January 1,	December 27,
	2021	2019
Gross carrying amount	$27,269	$27,269
Accumulated amortization	(26,251)	(25,274)
Foreign currency translation adjustment	152	121
	$1,170	$2,116

All of the Company’s intangible assets are expected to be fully amortized by the end of 2022.  For the years ended January 1, 2021, December 27, 2019 and December 28, 2018, the Company recorded $1.0 million, $1.0 million and $2.4 million of amortization expense, respectively. The estimated future amortization expense of intangible assets as of January 1, 2021 is as follows:  $0.9 million in 2021 and $0.3 million in 2022. See Note 15 for further discussion.

Revenue Recognition

The Company generates substantially all of its revenue from providing professional services to its clients. The Company also generates revenue from software licenses, software support and maintenance and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price.  The Company determines the standalone selling price based on the respective selling price of the individual elements when sold separately.

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

         The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor.  Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

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

The payment terms and conditions in the Company’s customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances and see Note 5 for the contract liability balances. During the 12 months ended January 1, 2021, the Company recognized $9.2 million of revenue as a result of changes in the contract liability balance, as compared to $7.7 million for the twelve months ended December 27, 2019.

The following table reflects the Company’s disaggregation of revenue before reimbursements from continuing operations for the twelve months ended January 1, 2021 and December 27, 2019:

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Consulting	$228,080	$257,423	$260,853
Software license sales	6,730	3,414	3,670
Revenue before reimbursements from continuing operations	$234,810	$260,837	$264,523

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of January 1, 2021 and

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

December 27, 2019, the Company had $1.5 million, and $1.6 million, respectively, of deferred commissions, of which $1.5 million and $1.4 million was amortized during the 12 months ended January 1, 2021 and December 27, 2019, respectively.

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

Discontinued Operations

The Company made the strategic decision to exit Company’s European REL Working Capital business at the end of fiscal year 2018.  The sales of this business had been declining over several years prior to this decision as European countries experienced continued economic recoveries and improved cash balances.  Companies were holding high cash reserves which drove working capital project sales of this group down across all of Europe.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

As of January 1, 2021 and December 27, 2019, the Company did not have any carrying amounts of the major classes of assets and liabilities presented in discontinued operations in its consolidated balance sheet.

The following table presents the gain and loss results for the Company’s discontinued operations (in thousands):

Year Ended

	January 1,	December 27,	December 28,
	2021	2019	2018
Revenue:
Revenue before reimbursements	$-	$75	$2,519
Reimbursements	—	17	496
Total revenue	—	92	3,015
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	8	28	5,340
Reimbursable expenses	—	17	496
Total cost of service	8	45	5,836
Selling, general and administrative costs	165	52	1,210
Total costs and operating expenses	173	97	7,046
Loss from discontinued operations before income taxes	(173)	(5)	(4,031)
Income tax (benefit) expense	(1)	1	(581)
Loss from discontinued operations	$(172)	$(6)	$(3,450)

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Basic weighted average common shares outstanding	29,988,244	29,804,721	29,378,643
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	212,496	307,422	565,950
Common stock issuable upon the exercise of stock options and SARs	2,203,796	2,340,450	2,385,813
Dilutive weighted average common shares outstanding	32,404,536	32,452,593	32,330,406

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable and accrued expenses and other liabilities. As of January 1, 2021 and December 27, 2019, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2020, 2019 and 2018, no customer accounted for more than 5% of total revenue.

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

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year presentation with no effect on net income or shareholder’s equity.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	January 1,	December 27,
	2021	2019
Accounts receivable	$23,898	$35,884
Contract assets	9,485	14,637
Allowance for doubtful accounts	(605)	(743)
	$32,778	$49,778

Accounts receivable as of January 1, 2021 and December 27, 2019, is net of uncollected advanced billings. Contract assets as of January 1, 2021 and December 27, 2019 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Property and Equipment, net

	January 1,	December 27,
	2021	2019
Equipment	$9,234	$9,211
Software	33,591	31,631
Leasehold improvements	997	980
Furniture and fixtures	556	555
	44,378	42,377
Less accumulated depreciation	(26,220)	(22,461)
	$18,158	$19,916

Depreciation expense for the years ended January 1, 2021, December 27, 2019, and December 28, 2018 was $3.5 million, $3.2 million, and $2.5 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	January 1,	December 27,
	2021	2019
Accrued compensation and benefits	$6,696	$3,987
Deferred employer's payroll taxes	3,560	—
Accrued bonuses	4,767	3,932
Accrued dividend payable	—	5,791
Restructuring liability	2,292	1,584
Contract liability	8,765	9,583
Accrued sales, use, franchise and VAT tax	2,550	2,460
Non-cash stock compensation accrual	295	339
Income tax payable	2,308	2,611
Other accrued expenses	2,616	2,195
Total accrued expenses and other liabilities	$33,849	$32,482

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Restructuring Charges and Asset Impairments

During 2020, the Company recorded restructuring charges of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in the U.S. and Europe due to the impact of the COVID-19 pandemic and $4.8 million of which primarily related to real estate leases. In consideration of the COVID-19 pandemic and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space utilization and made a determination to completely or partially abandon certain leased office spaces.   As a result, the Company recorded restructuring charges of $4.8 million, primarily relating to the impairment of certain lease right-of-use assets, property, equipment and leasehold improvements and other real estate related costs. See Note 7 for further discussion.

During 2019, the Company recorded restructuring charges of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. As of December 27, 2019, the Company had $1.6 million of remaining commitments related to the restructuring charge.  As a result of the decline in the Europe market and management’s efforts to focus on resources within the markets that provide the Company with the strongest growth opportunity, in 2019 the Company made the determination that the remaining investment in its Hackett Institute Enterprise Analytics Program was impaired and recorded an asset impairment of $1.2 million. See Note 7 for further discussion.

The following table summarizes the costs incurred in connection with the 2020, 2019 and 2018 restructuring charges and asset impairments (in thousands):

	Twelve Months Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Employee related costs	$5,710	$2,912	$-
Lease right-of-use asset impairment charges	3,545	-	-
Property, equipment and lease improvement impairment charges	340	1,180	6,269
Other lease related restructuring costs	893	422	-
Total	$10,488	$4,514	$6,269

The following table summarizes the Company’s restructuring activities recorded in accrued expenses and other liabilities (in thousands):

	Employee Related	Exit, Closure and Consolidation
	Costs	of Facilities	Total
Accrual balance at December 28, 2018	$—	$—	$—
Restructuring charge	2,912	422	3,334
Cash paid	(1,665)	(85)	(1,750)
Accrual balance at December 27, 2019	$1,247	$337	$1,584
Restructuring charge	5,710	893	6,603
Cash paid	(5,874)	(21)	(5,895)
Accrual balance at January 1, 2021	$1,083	$1,209	$2,292

7. Lease Commitments

Effective December 29, 2018, the Company adopted the new lease accounting standard. The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 and 4 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of use-asset.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments (continued)

The weighted average remaining lease term is 1.6 years.   The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended January 1, 2021, the Company paid $2.6 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through December 2024. Lease expense for the years ended January 1, 2021, December 27, 2019 and December 28, 2018, was $2.5 million, $2.8 million and $2.8 million, respectively. The components of lease expense during the fiscal years ended January 1, 2021, December 27, 2019 and December 28, 2018 all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of January 1, 2021, are as follows (in thousands):

Rental
Payments
2021	$2,620
2022	2,312
2023	999
2024	594
2025	—
Thereafter	—
Total	$6,525

As of January 1, 2021, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company. In addition, in consideration of the COVID-19 pandemic and the changing nature of the Company’s use of office space for its workforce as part of the office lease analysis the Company conducted in 2020, the Company exercised its option to eliminate the remaining five years of the London lease. See Note 6 for further discussion.

8. Credit Facility

The Company entered into a credit agreement with Bank of America, N.A. ("Bank of America"), pursuant to which Bank of America agreed to lend the Company up to $45.0 million pursuant to a revolving line of credit (the “Revolver”) with a maturity date of May 9, 2021 (the “Credit Agreement”).

On April 3, 2020, the Company amended the Credit Agreement with Bank of America to extend the maturity date to November 30, 2022. The amendment also increased the interest payable on outstanding loans in respect to the Revolver by an additional per annum rate of 0.50% and provided for a LIBOR floor of 75 basis points. The borrowing capacity remained at $45.0 million.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of January 1, 2021, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fee as of January 1, 2021 was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of January 1, 2021, the Company was in compliance with all covenants.

The Company incurred $21 thousand of incremental debt issuance costs in 2020 as a result of the credit agreement extension. No debt issue costs were incurred in 2019. These costs are amortized over the remaining life of the Credit Facility, the current portion of which are included in Prepaid expenses and other current assets and the long term portion of which are included in Other assets in the accompanying consolidated balance sheet.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

As of January 1, 2021 and December 27, 2019, the Company did not have any outstanding debt balance on the Revolver, excluding debt issuance costs of $0.1 million. During fiscal 2019, the Company borrowed $1.0 million and paid down $7.5 million, leaving no outstanding balance as of December 27, 2019.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2016 and all significant state, local and foreign matters have been concluded for years through 2015. In the first quarter of 2017, the IRS commenced an examination of the Company’s U.S. income tax return for fiscal year 2014. The examination was finalized in 2019 with no changes to the Company’s reported tax.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Domestic	$10,046	$33,072	$26,040
Foreign	(1,530)	(2,045)	6,896
Income from continuing operations before income taxes	$8,516	$31,027	$32,936

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Current tax expense
Federal	$3,125	$5,451	$3,068
State	810	1,032	721
Foreign	374	262	1,565
	4,309	6,745	5,354
Deferred tax expense (benefit)
Federal	(769)	425	220
State	(81)	670	365
Foreign	(588)	(96)	(362)
	(1,438)	999	223
Income tax expense from continuing operations	$2,871	$7,744	$5,577

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
U.S statutory income tax expense rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax expense	6.8	4.3	2.6
Valuation reduction	(0.6)	1.2	—
Meals and entertainment	0.6	0.5	1.0
Foreign rate differential	0.9	—	0.2
Share based compensation	2.4	(1.3)	(3.6)
Purchase accounting	—	(0.8)	(3.1)
Foreign exchange loss	0.2	0.2	(0.3)
Other, net	2.4	(0.1)	(0.9)
Effective tax rate	33.7%	25.0%	16.9%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	January 1,	December 27,
	2021	2019
Deferred income tax assets:
Allowance for doubtful accounts	$169	$185
Net operating loss and tax credits carryforward	3,485	2,912
Accrued expenses and other liabilities	5,575	4,987
	9,229	8,084
Valuation allowance	(1,558)	(1,571)
	7,671	6,513
Deferred income tax liabilities:
Depreciation	(3,989)	(5,161)
Tax over book amortization on goodwill and intangibles	(8,966)	(8,274)
Other items	(304)	(261)
	(13,259)	(13,696)
Net deferred income tax liability	$(5,588)	$(7,183)

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

The SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 in December 2017.  The SAB provides guidance on accounting for the tax effects of the 2017 Tax Act where uncertainty exists and it provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the related accounting under U.S. GAAP.  In accordance with this guidance, the Company recorded provisional amounts for those specific income tax effects of the 2017 Tax Act for which a reasonable estimate could be determined.

As of January 1, 2021, the Company had $0.9 million of U.S. state net operating loss carryforwards. Additionally, at January 1, 2021, the Company had $11.6 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia.    A significant amount of the foreign net operating losses may be carried forward indefinitely.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At January 1, 2021 and December 27, 2019, the Company had a valuation allowance of $1.6 million to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries at January 1, 2021 was approximately $3.9 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

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

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended January 1, 2021 and December 27, 2019, the total amount of accrued income tax-related interest and penalties was $167 thousand and $155 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740 liability during the years ended January 1, 2021 and December 27, 2019, (in thousands):

	Year Ended
	January 1,	December 27,
	2021	2019
Beginning balance	$413	$402
Additions based on tax positions	12	11
Ending balance	$425	$413

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

As of January 1, 2021 and December 27, 2019,  the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.4 million for both periods was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of January 1, 2021 and December 27, 2019 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share-based compensation included in net income for the years ended January 1, 2021, December 27, 2019, and December 28, 2018 is as follows:

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Restricted stock units	$8,676	$6,762	$7,053
Common stock subject to vesting requirements	1,064	954	2,027
	$9,740	$7,716	$9,080

The number of shares available for future issuance under the Company's stock plans as of January 1, 2021 were 2,052,508. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the fair value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.  Stock option activity under the Company’s stock option plans for the year ended January 1, 2021 is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 27, 2019	180,000	$4.00
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of January 1, 2021	180,000	$4.00	1.21	$1,870,200
Exercisable at January 1, 2021	180,000	$4.00	1.21	$1,870,200

A summary of the Company’s stock option activity for the years ended December 27, 2019 and December 28, 2018 was as follows:

	December 27, 2019		December 28, 2018
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	180,167	$4.00	180,167	$4.00
Exercised	—	—	—	—
Forfeited or expired	(167)	3.63	—	—
Outstanding at end of year	180,000	$4.00	180,167	$4.00
Exercisable at end of year	180,000	$4.00	180,167	$4.00

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Stock Based Compensation (continued)

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

SAR activity for the year ended January 1, 2021 was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of December 27, 2019	2,916,563	$4.00	1.10
Expired	—	—	—
Outstanding as of January 1, 2021	2,916,563	$4.00	$1.10
Exercisable at January 1, 2021	2,916,563	$4.00	$1.10

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three -year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended January 1, 2021, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 27, 2019	1,042,543	17.34
Granted	646,659	15.43
Vested	(464,932)	16.93
Forfeited	(33,083)	17.15
Nonvested balance as of January 1, 2021	1,191,187	$16.47

The Company recorded restricted stock units based compensation expense of $8.7 million, $6.8 million and $7.1 million in 2020, 2019, and 2018 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of January 1, 2021, there was $11.1 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended January 1, 2021 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 27, 2019	128,791	$18.64
Granted	—	—
Vested	(59,797)	18.84
Forfeited	(2,318)	17.38
Nonvested balance as of January 1, 2021	66,676	$18.51

Common stock subject to vesting requirements of $1.0 million  was issued in 2019 in relation to acquisitions. These shares are subject to up to a four-year vesting period.

The Company recorded compensation expense of $1.1 million, $1.0 million and $2.0 million, during the years ended January 1, 2021, December 27, 2019, and December 28, 2018 respectively, related to common stock subject to vesting requirements.

As of January 1, 2021, there was $0.5 million of total stock-based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 0.9 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six -month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  In 2017, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2023 from July 1, 2018 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 279,606 at that time.  As of year-end 2020, a total of 73,573 shares of common stock were available for purchase under the plan. For plan years 2020, 2019 and 2018, 56,679 shares, 51,548 shares and 55,045 shares, respectively, were issued for total proceeds of $0.8 million in each year.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $142.2 million of the Company’s common stock, thereby increasing the total program size to $147.2 million as of January 1, 2021. As of January 1, 2021, the Company had affected cumulative purchases under the plan of $142.9 million, leaving $4.3 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

During 2020 and 2019, the Company repurchased 184 thousand and 339 thousand shares of its common stock, respectively, at an average price per share of $12.84 and $15.60, respectively, for a total cost of $2.4 million and $5.3 million, respectively. As of January 1, 2021 and December 27, 2019 the Company had repurchased 27.6 million and 27.4 million shares of its common stock, respectively, at an average price of $5.19 per share and $5.14 per share, respectively. During 2020, the Company repurchased 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million or $17.43 per share.  The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.

The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2020, 139 thousand shares were withheld and not issued for a cost of $2.1 million bringing the total cumulative cash used to repurchase stock in 2020 to $4.5 million. In 2019, 132 thousand shares were withheld and not issued for a cost of $2.5 million, bringing the total cumulative cash used to repurchase stock in 2019 to $7.8 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. The Company has periodically increased the annual dividend since 2012.   In 2018, the Company increased the annual dividend to $0.34 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $10.8 million each paid to shareholders of record on June 29, 2018 and December 21, 2018, respectively. In 2019, the Company increased the annual dividend to $0.36 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $11.2 million each paid to shareholders of record on July 10, 2019 and December 20, 2019, respectively. The second semi-annual dividend declared in December 2019 of $5.8 million, was paid in January 2020. In 2020, the Company increased the annual dividend to $0.38 per share to be paid on a quarterly basis which resulted in aggregate dividends of $9.1 million paid to shareholders of record on June 30, 2020, September 25, 2020 and December 18, 2020, all of which were paid in 2020. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to January 1, 2021, the Company increased its annual dividend 5% to $0.40 per share to be paid on a quarterly basis and declared its first quarterly dividend for 2021 of $0.10 per share for shareholders on March 26, 2021 to be paid on April 8, 2021.
12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. Effective April 1, 2018, the Company made matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. During fiscal year 2017, the Company made matching contributions of 25% of employee contributions up to 6% of their gross salaries. The Company’s matching contributions were $0.8 million, $0.8 million and $1.1 million for the fiscal years ended January 1, 2021, December 27, 2019 and December 28, 2018, respectively.

13. Transactions with Related Parties

During the year ended January 1, 2021 the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.7 million, or $17.43 per share.  During the year ended December 27, 2019, the Company repurchased 28 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.5 million, or $16.25 per share. Subsequent to the year ended January 1, 2021, the Company repurchased 24 thousand shares of the Company’s stock from members of its Board of Directors for a total of $0.4 million, or $16.05 per share. The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11 for further details.

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

The cash related to the contingent consideration, which was paid to the sellers, is not subject to service vesting and has been accounted for as part of the purchase consideration. The cash related to the contingent consideration, which was paid to the key employees, is subject to service vesting and was accounted for as compensation expense. Due to the projected earnout results, during the first quarter of 2019, the acquisition-related purchase consideration and compensation expense allocated to both the selling shareholders and key employees resulted in a benefit of $1.2 million in earnings from operations on the consolidated statement of operations related to the contingent earnout liability for the Jibe acquisition. During the fourth quarter of 2019, the contingent liabilities were settled.

16. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	January 1,	December 27,	December 28,
	2021	2019	2018
Revenue:
North America	$208,329	$221,823	$222,054
International (primarily European countries)	26,481	39,014	42,469
Revenue from continuing operations before reimbursement	$234,810	$260,837	$264,523

Long-lived assets are attributed to geographic areas as follows (in thousands):

	January 1,	December 27,
	2021	2019
Long-lived assets:
North America	$89,087	$91,309
International (primarily European countries)	18,626	23,799
Total long-lived assets	$107,713	$115,108

As of January 1, 2021 and December 27, 2019, foreign assets included $15.3 million and $14.6 million, respectively, of goodwill related to acquisitions, in fiscal years 2005, 2009 and 2017.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended January 1, 2021 and December 27, 2019 (in thousands, except per share data):

	Quarter Ended
	March 27, 2020	June 26, 2020	September 25, 2020	January 1, 2021
Revenue from continuing operations before reimbursements	$65,186	$52,632	$57,769	$59,223
Operating income (loss) (1)	$7,708	$(5,078)	$4,527	$1,485
Income (loss) from continuing operations (1)	$5,535	$(3,933)	$3,143	$900
Loss from discontinued operations (2)	$(8)	$-	$(157)	$(7)
Net income (loss) (1)	$5,527	$(3,933)	$2,986	$893
Basic net income (loss) per common share (3):
Income (loss) per common share from continuing operations	$0.19	$(0.13)	$0.11	$0.03
Loss per common share from discontinued operations (2)	$-	$-	$(0.01)	$-
Basic net income (loss) per common share	$0.19	$(0.13)	$0.10	$0.03

Diluted net income (loss) per common share (3):
Income (loss) per common share from continuing operations	$0.17	$(0.13)	$0.10	$0.03
Loss per common share from discontinued operations (2)	$-	$-	$(0.01)	$-
Diluted net income (loss) per common share	$0.17	$(0.13)	$0.09	$0.03

	Quarter Ended
	March 29, 2019	June 28, 2019	September 27, 2019	December 27, 2019
Revenue from continuing operations before reimbursements	$62,370	$67,976	$66,755	$63,736
Operating income	$8,590	$9,759	$9,396	$3,593
Income from continuing operations (4)	$7,049	$7,040	$6,907	$2,287
Income (loss) from discontinued operations (2)	$45	$(51)	$2	$(2)
Net income (4)	$7,094	$6,989	$6,909	$2,285
Basic net income per common share (3)
Income per common share from continuing operations	$0.24	$0.23	$0.23	$0.08
Income (loss) per common share from discontinued operations (2)	$-	$-	$-	$-
Basic net income per common share	$0.24	$0.23	$0.23	$0.08

Diluted net income per common share (3)
Income per common share from continuing operations	$0.22	$0.22	$0.21	$0.07
Income (loss) per common share from discontinued operations (2)	$-	$-	$-	$-
Diluted net income per common share	$0.22	$0.22	$0.21	$0.07

(1)	The second quarter of 2020 included restructuring charges of $5.0 million and the fourth quarter of 2020 included asset impairments of $3.9 million and restructuring charges of $1.6 million.
(2)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group in 2018.
(3)	Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.
(4)	The fourth quarter of 2019 included restructuring charges and asset impairments of $3.3 million and $1.2 million, respectively.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED January 1, 2021, December 27, 2019, and December 28, 2018

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended January 1, 2021	$743	341	(479)	$605
Year Ended December 27, 2019	$1,441	1,111	(1,809)	$743
Year Ended December 28, 2018	$2,601	373	(1,533)	$1,441

ITEM  9.  CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended January 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended January 1, 2021.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of January 1, 2021, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.’s (the Company) internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 12, 2021 expressed an unqualified opinion.

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

Miami, Florida

March 12, 2021

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2021 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 65.

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
4.1

Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 27, 2019).

10.1**

Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of February 12, 2020) (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on June 19, 2020).

10.2**	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.3**

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.4**	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.5**	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.6**	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.7**	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.8**	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.9**	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.10**	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.11**	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.12**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.13**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.14

Second Amended and Restated Credit Agreement, dated May 9, 2016, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended April 1, 2016).

10.15*

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated April 1, 2019, among The Hackett Group, Inc., the material domestic subsidiaries of The Hackett Group, Inc. named on the signature pages thereto, and Bank of America, N.A., as lender.

Exhibit No.	Exhibit Description
10.16

Amendment No. 2 to Second Amended and Restated Credit Agreement, dated April  3, 2020, among The Hackett Group, Inc., the material domestic subsidiaries of The Hackett Group, Inc. named on the signatures pages thereto, and Bank of America, N.A., as lender (incorporated by reference to the Registrant’s Form 8-K dated April 3, 2020).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
***

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(P)	Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 12, 2021.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2021
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 12, 2021
David N. Dungan

/s/ Maria Bofill	Director	March 12, 2021
Maria Bofill

/s/ Richard Hamlin	Director	March 12, 2021
Richard Hamlin

/s/ John R. Harris	Director	March 12, 2021
John R. Harris

/s/ Robert A. Rivero	Director	March 12, 2021
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 12, 2021
Alan T. G. Wix