Form 10-Q
period 2021-04-02
HACKETT GROUP, INC.
filed 2021-05-12
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

As of May 6, 2021, there were 30,132,017 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 2,	January 1,
	2021	2021
ASSETS
Current assets:
Cash	$51,105	$49,455
Accounts receivable and contract assets, net of allowance of $647 and $605 at April 2, 2021 and January 1, 2021, respectively	38,521	32,778
Prepaid expenses and other current assets	2,733	2,599
Total current assets	92,359	84,832

Property and equipment, net	17,803	18,158
Other assets	1,417	1,680
Goodwill	85,438	85,297
Operating lease right-of-use assets	2,335	2,578
Total assets	$199,352	$192,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,938	$6,098
Accrued expenses and other liabilities	24,929	25,084
Contract liabilities (deferred revenue)	13,802	8,765
Operating lease liabilities	2,501	2,620
Total current liabilities	46,170	42,567
Non-current deferred tax liability, net	7,013	5,588
Operating lease liabilities	2,988	3,503
Total liabilities	56,171	51,658

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 57,987,246 and 57,600,158 shares issued at April 2, 2021 and January 1, 2021, respectively	58	58
Additional paid-in capital	313,067	312,039
Treasury stock, at cost, 27,744,777 and 27,609,752 shares April 2, 2021 and January 1, 2021, respectively	(146,364)	(144,254)
Accumulated deficit	(14,281)	(17,388)
Accumulated other comprehensive loss	(9,299)	(9,568)
Total shareholders' equity	143,181	140,887
Total liabilities and shareholders' equity	$199,352	$192,545

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 2,	March 27,
	2021	2020
Revenue:
Revenue before reimbursements	$63,410	$65,186
Reimbursements	76	4,347
Total revenue	63,486	69,533
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	39,323	41,113
Stock compensation expense	1,847	1,594
Reimbursable expenses	76	4,347
Total cost of service	41,246	47,054
Selling, general and administrative costs	12,647	14,135
Stock compensation expense	740	636
Total costs and operating expenses	54,633	61,825
Income from operations	8,853	7,708

Other expense:
Interest expense	(25)	(37)
Income from operations before income taxes	8,828	7,671
Income tax expense	2,460	2,136
Income from continuing operations	6,368	5,535
Loss from discontinued operations	(7)	(8)
Net income	$6,361	$5,527

Basic net income per common share:
Income per common share from continuing operations	$0.21	$0.19
Loss per common share from discontinued operations	(0.00)	(0.00)
Net income per common share	$0.21	$0.19

Diluted net income per common share:
Income per common share from continuing operations	$0.19	$0.17
Loss per common share from discontinued operations	(0.00)	(0.00)
Net income per common share	$0.19	$0.17

Weighted average common shares outstanding:
Basic	30,207	29,889
Diluted	32,769	32,264

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	April 2,	March 27,
	2021	2020
Net income	$6,361	$5,527
Foreign currency translation adjustment	269	(1,830)
Total comprehensive income	$6,630	$3,697

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 2,	March 27,
	2021	2020
Cash flows from operating activities:
Net income	$6,361	$5,527
Less loss from discontinued operations	7	8
Net income from continuing operations	6,368	5,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	874	800
Amortization expense	261	238
Amortization of debt issuance costs	11	23
Non-cash stock compensation expense	2,587	2,230
Provision for doubtful accounts	137	21
Loss (gain) on foreign currency translation	61	(100)
Deferred income tax expense	1,378	1,622
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(6,091)	(3,357)
Decrease (increase) in prepaid expenses and other assets	182	(185)
Decrease in accounts payable	(1,159)	(147)
Increase (decrease) in accrued expenses and other liabilities	52	(236)
Increase in income tax payable	1,241	85
Net cash provided by operating activities	5,895	6,521
Cash flows from investing activities:
Purchases of property and equipment	(525)	(533)
Net cash used in investing activities	(525)	(533)
Cash flows from financing activities:
Dividends paid	—	(5,790)
Repurchase of common stock	(3,716)	(2,969)
Net cash used in financing activities	(3,716)	(8,759)
Effect of exchange rate on cash	(4)	97
Net increase (decrease) in cash and cash equivalents	1,650	(2,674)
Cash at beginning of period	49,455	25,954
Cash at end of period	$51,105	$23,280
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(181)	$350
Cash paid for interest	$14	$14

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)			—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)	—	—	—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 1, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2021. The consolidated results of operations for the quarter ended April 2, 2021, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

The payment terms and conditions in customer contracts vary. The agreements entered into in connection with a project, whether time-and-materials, fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with a 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six to twelve months and usually apply only to specific employees or the specific project team.

Sales tax collected from customers and remitted to the applicable taxing authorities is accounted for on a net basis, with no impact to revenue.

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets (unbilled revenue) or contract liabilities (deferred revenue) in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients or for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter ended April 2, 2021, the Company recognized $5.5 million of revenue as a result of changes in deferred revenue liability balance, as compared to $4.4 million for the quarter ended March 27, 2020.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters ended April 2, 2021 and March 27, 2020:

	Quarter Ended
	April 2,	March 27,
	2021	2020
Consulting	$62,109	$63,311
Software license sales	1,301	1,875
Revenue before reimbursements from continuing operations	$63,410	$65,186

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of January 1, 2021, and December 27, 2019, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.2 million and $0.4 million was amortized during the first three months of the year 2021 and 2020, respectively.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of April 2, 2021 and January 1, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

COVID-19 Pandemic Impact on the Business

The level of revenue the Company achieves is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020. However, net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first quarter of 2021, the Company’s net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020, reflecting a continuation of improved economic conditions. The Company expects negative impacts to its net revenue and diluted earnings per share to continue in 2021 until economic conditions fully recover. However, any reversal of these trends or a prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect the Company’s clients’ financial condition which may further reduce the its clients’ demand for the Company’s services.

The Company is actively managing its business to respond to the impact of the COVID-19 pandemic. The Company has reduced employee headcount and employee travel to only essential business needs and most of its employees have been working remotely from home. The Company is generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. The Company cannot predict when or how it will begin to lift the actions put in place.

As a response to the ongoing COVID-19 pandemic, the Company has implemented plans to manage its costs and preserve cash. The Company significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, the Company reduced its global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of its use of office space for its workforce, the Company evaluated its existing office leases as part of the Company’s transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.  Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on the Company’s financial condition and operating results remains highly uncertain.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Adoption of Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, which enhances and simplifies various aspects of income tax accounting guidance. Among other things, the amendment removes the year-to-date loss limitation in interim period tax accounting and requires entities to reflect the effect of an enacted change in tax laws in the interim period that includes the enactment date of the new legislation. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	April 2,	March 27,
	2021	2020
Basic weighted average common shares outstanding	30,207,490	29,889,142
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	264,210	97,577
Common stock issuable upon the exercise of stock options and SARs	2,297,467	2,277,288
Dilutive weighted average common shares outstanding	32,769,167	32,264,007

Approximately 3 thousand shares and 9 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended April 2, 2021 and March 27, 2020, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	April 2,	January 1,
	2021	2021
Accounts receivable	$27,401	$23,898
Contract assets (unbilled revenue)	11,767	9,485
Allowance for doubtful accounts	(647)	(605)
Accounts receivable and contract assets, net	$38,521	$32,778

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	April 2,	January 1,
	2021	2021
Accrued compensation and benefits	$5,753	$6,696
Deferred employer's payroll taxes	3,560	3,560
Accrued bonuses	2,231	4,767
Accrued dividend payable	3,253	-
Restructuring liability	1,115	2,292
Accrued sales, use, franchise and VAT tax	2,283	2,550
Non-cash stock compensation accrual	249	295
Income tax payable	3,502	2,308
Other accrued expenses	2,983	2,616
Total accrued expenses and other liabilities	$24,929	$25,084

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of April 2, 2021, the Company had $1.1 million of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Employee Related	Consolidation
	Costs	of Facilities	Total

Accrual balance at January 1, 2021	$1,083	$1,209	$2,292
Restructuring charge	—	—	—
Cash paid	(901)	(276)	(1,177)
Accrual balance at April 2, 2021	$182	$933	$1,115

6. Leases

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 4 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset.

The components of lease expense were as follows for the three months ended April 2, 2021 (in thousands):

Operating lease cost	$288

Total net lease costs	$288

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Leases (continued)

The weighted average remaining lease term is 1.5 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the three months ended April 2, 2021, the Company paid $0.6 million from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of April 2, 2021, were as follows (in thousands):

2021 (excluding the three months ended April 02, 2021)	$1,920
2022	2,312
2023	995
2024	589
2025 and thereafter	-
Total lease payments	5,816
Less imputed interest	(327)
Total	$5,489

As of April 2, 2021, the Company does not have any additional operating leases that have not yet commenced.

7. Credit Facility

The Company has a credit agreement with Bank of America, N.A. (“Bank of America”), which provides for borrowing up to $45.0 million pursuant to a revolving line of credit (the “Revolver”) which has a maturity date of November 30, 2022 (as amended the “Credit Agreement”).

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

As of April 2, 2021 and January 1, 2021, the Company did not have any outstanding balance  under the Revolver.  The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of April 2, 2021, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of April 2, 2021, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of April 2, 2021, the Company was in compliance with all covenants.

8. Stock Based Compensation

During the three months ended April 2, 2021, the Company issued 461,978 restricted stock units at a weighted average grant-date fair value of $14.55 per share. As of April 2, 2021, the Company had 1,241,367 restricted stock units outstanding at a weighted average grant-date fair value of $15.73  per share. As of April 2, 2021, $15.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

As of April 2, 2021, the Company had 66,525 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $18.50  per share. As of April 2, 2021, $0.2  million of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.0 year.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of April 2, 2021, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 8, 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months ended April 2, 2021, the Company repurchased 136 thousand shares of its common stock at an average price of $15.45 per share for a total cost of $2.1 million.  As of April 2, 2021 the Company had a total authorization remaining of $2.2 million under its repurchase plan with a total authorization of $147.2 million.

Subsequent to April 2, 2021, the Company has repurchased an additional 116 thousand shares of its common stock at an average price of $17.17 per share for a total cost of $2.0 million, leaving a total authorization of $0.2 million. In addition, subsequent to April 2, 2021, the Company’s Board of Directors approved an additional share repurchase authorization of $20.0 million.

During the quarter ended March 27, 2020, the Company repurchased 73 thousand shares of its common stock at an average price of $13.79 per share for a total cost of $1.0 million.

The shares repurchased under the share repurchase plan during the quarter ended April 2, 2021, do not include 108 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $1.6 million. During the quarter ended March 27, 2020, the Company bought back 125 thousand shares at a cost of $2.0 million to satisfy employee net vesting obligations.

Dividend Program

In 2020, the Company increased the annual dividend from $0.36 per share to $0.38 per share to be paid on a quarterly basis and during the first quarter of 2021, the Company further increased the annual dividend to $0.40 per share. During the first quarter of 2021, the Company declared its first quarterly dividend to shareholders, which was paid in April 2021 of $3.3 million. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to April 2, 2021, the Company declared its second quarterly dividend in 2021 to be paid in July 2021.

10. Transactions with Related Parties

During the three months ended April 2, 2021, the Company bought back 24 thousand shares of its common stock from members of its Board of Directors for $0.4 million, or $16.05 per share.

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

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 2,	March 27,
	2021	2020
Revenue before reimbursements:
North America	$57,138	$57,054
International (primarily European countries)	6,272	8,132
Revenue from continuing operations before reimbursements	$63,410	$65,186

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	April 2,	January 1,
	2021	2021
Long-lived assets:
North America	$88,562	$89,087
International (primarily European countries)	18,431	18,626
Total long-lived assets	$106,993	$107,713

As of April 2, 2021 and January 1, 2021, foreign assets included $15.4 million and $15.3 million, respectively, of goodwill related to acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to mitigate or manage disruptions posed by the COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of Brexit on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the COVID-19 pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors” of our Annual Report on Form 10-K. An additional description of our risk factors is described in Part I – Item 1A, “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in our Annual Report on Form 10-K for the year ended January 1, 2021 have been amplified by the COVID-19 pandemic.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020. However, our net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first quarter of 2021, our net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020, reflecting a continuation of improved economic conditions.  We expect negative impacts to our net revenue and diluted earnings per share to continue in 2021 until economic conditions fully recover. However, any reversal of these trends or a prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

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

As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs and preserve cash. We have significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, we reduced our global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of our use of office space for its workforce, we evaluated our existing office leases as part of our transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on our financial condition and operating results remains highly uncertain.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended
	April 2,		March 27,
	2021		2020
Revenue:
Revenue before reimbursements	$63,410	100.0%	$65,186	100.0%
Reimbursements	76		4,347
Total revenue	63,486		69,533
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	39,312	62.0%	41,113	63.1%
Stock compensation expense	1,599		1,341
Acquisition-related compensation benefit	11		—
Acquisition-related non-cash stock compensation expense	248		253
Reimbursable expenses	76		4,347
Total cost of service	41,246		47,054
Selling, general and administrative costs	12,386	19.5%	13,897	21.3%
Non-cash stock compensation expense	740		636
Amortization of intangible assets	261		238
Total selling, general, and administrative expenses	13,387		14,771

Total costs and operating expenses	54,633		61,825

Income from operations	8,853	14.0%	7,708	11.8%
Other expense:
Interest expense	(25)		(37)
Income from continuing operations before income taxes	8,828	13.9%	7,671	11.8%
Income tax expense	2,460	3.9%	2,136	3.3%
Income from continuing operations (net of taxes)	6,368		5,535
Loss from discontinued operations	(7)		(8)
Net income	$6,361	10.0%	$5,527	8.5%
Diluted net income per common share	$0.19		$0.17

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2021 and the comparable period of 2020. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended
	April 2,	March 27,
	2021	2020
S&BT	$25,738	$25,593
EEA	32,138	32,093
International	5,534	7,500
Revenue from continuing operations before reimbursements	$63,410	$65,186

Our total Company net revenue from continuing operations, or revenue before reimbursements, decreased 3%, to $63.4 million in the first quarter of 2021, as compared to $65.2 million in the same period of 2020. Our North America revenue before reimbursements was $57.9 million in the first quarter of 2021, as compared to $57.7 million in the first quarter of 2020. Net revenue and reimbursable expenses were both affected from the economic disruption of the COVID-19 pandemic and as we transitioned to a remote service delivery model throughout the U.S. and Europe. In the first quarter of 2021 and 2020, no customer accounted for more than 5% of our total revenue.

S&BT net revenue was $25.7 million during the first quarter of 2021, as compared to $25.6 million in the same period of 2020, due to the improved demand experienced since the end of the second quarter of 2020.

EEA net revenue was $32.1 million during both the first quarter of 2021 and 2020, primarily driven by the improving demand in our SAP S4 Hana implementation practice, as well as our OneStream and Oracle ERP practices.

Hackett international net revenue from continuing operations decreased 26% in the first quarter of 2021, as compared to the same period in 2020, as Europe continues to be impacted by lengthened client decision-making from economic uncertainty which has been further impacted by the COVID-19 pandemic. Total Company international net revenue accounted for 9% and 12% of total Company net revenue during both the first quarters of 2021 and 2020, respectively.

Reimbursements as a percentage of total net revenue were 0.1% and 7% during the first quarters of 2021 and 2020, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated margin. The decline in reimbursements is directly attributable to the decreases in travel requirements resulting from the COVID-19 pandemic.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash and stock compensation costs, non-cash stock compensation expense, and reimbursable expenses associated with projects.

Personnel costs decreased 4%, to $39.3 million, for the first quarter of 2021 from $41.1 million in the same period of 2020. The decrease was primarily a result of cost savings initiatives achieved from our restructuring actions in 2020.  Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 62% for the first quarter of 2021 and 63% for the first quarter of 2020.

Non-cash stock compensation expense was $1.6 million for the first quarter of 2021, as compared to $1.3 million for the same period of 2020. This increase was primarily driven by a new retention-based non-cash incentive compensation program effective in 2020 for our key practice leaders. Historically, annual performance grants are amortized over a three-year vesting period after the performance year.  However, due to competitive market conditions for these key employees, a program change was effected whereby 50% of their annual performance stock opportunity was granted based on the achievement of certain non-financial objectives and the grants vest at the end of the performance year, assuming the objectives were met.

Acquisition related non-cash stock compensation expense in 2021 and 2020 primarily related to equity issued in relation to acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs decreased 11% to $12.4 million for the first quarter of 2021, as compared to $13.9 million for the same period in 2020. This decrease is primarily due to decreased travel-related selling and marketing activities due to the transition to virtual sales and delivery models resulting from the COVID-19 pandemic. These SG&A costs as a percentage of revenue before reimbursements were 20% and 21% during the first quarters of 2021 and 2020, respectively.

Amortization expense was $0.3 million in the first quarter of 2021, as compared to $0.2 million in the same period in 2020. The amortization expense relates to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible assets related to the joint venture will continue to amortize through September 2021.

Income Taxes. During the first quarter of 2021, we recorded $2.5 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 28%. In the first quarter of 2020, we recorded $2.1 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 28%.

Liquidity and Capital Resources

As of April 2, 2021, and January 1, 2021, we had $51.1 million and $49.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 2,	March 27,
	2021	2020
Cash flows provided by operating activities	$5,895	$6,521
Cash flows used in investing activities	$(525)	$(533)
Cash flows used in financing activities	$(3,716)	$(8,759)

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.9 million during the first three months of 2021, as compared to $6.5 million during the same period in 2020. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income taxes payable, partially offset by an increase in accounts receivable and contract assets and a decrease in accounts payable.  In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by an increase in accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million during the both the first three months of 2021 and 2020. During both periods, cash flows used in investing activities was primarily driven by investments related to the development of our Quantum Leap benchmark technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.7 million and $8.8 million during 2021 and 2020, respectively. The usage of cash in 2021 primarily related to the repurchase of $3.7 million of the Company’s common stock. The usage of cash in 2020 was primarily related to the dividend payment of $5.8 million and the repurchase of $3.0 million of the Company’s common stock.

As of April 2, 2021, we did not have any outstanding borrowings under our revolving line of credit (the “Revolver”), leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of April 2, 2021, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter ended April 2, 2021.

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

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 1, 2021 (the “Annual Report”).

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended January 1, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended April 2, 2021, the Company repurchased 136 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of April 2, 2021, the Company had $2.2 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of January 1, 2021	—	$—	—	$4,284,280
January 2, 2021 to January 29, 2021	3,586	$13.86	3,586	$4,234,594
January 30, 2021 to February 26, 2021	38,588	$13.92	38,588	$3,697,318
February 27, 2021 to April 2, 2021	94,188	$16.13	94,188	$2,178,077
	136,362	$15.45	136,362

Subsequent to April 2, 2021, the Company’s Board of Directors approved an additional share repurchase authorization of $20.0 million.

Shares repurchased during the quarter ended April 2, 2021 under the repurchase plan approved by the Company's Board of Directors do not include 108 thousand shares for a cost of $1.6 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 12, 2021	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer