Form 10-Q
period 2021-07-02
HACKETT GROUP, INC.
filed 2021-08-11
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

As of August 5, 2021, there were 29,812,676 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 2,	January 1,
	2021	2021
ASSETS
Current assets:
Cash	$52,453	$49,455
Accounts receivable and contract assets, net of allowance of $1,290 and $605 at July 2, 2021 and January 1, 2021, respectively	47,202	32,778
Prepaid expenses and other current assets	2,623	2,599
Total current assets	102,278	84,832

Property and equipment, net	17,844	18,158
Other assets	1,142	1,680
Goodwill	85,394	85,297
Operating lease right-of-use assets	2,100	2,578
Total assets	$208,758	$192,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,715	$6,098
Accrued expenses and other liabilities	34,609	25,084
Contract liabilities (deferred revenue)	13,884	8,765
Operating lease liabilities	2,382	2,620
Total current liabilities	55,590	42,567
Non-current deferred tax liability, net	6,325	5,588
Operating lease liabilities	2,480	3,503
Total liabilities	64,395	51,658
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 58,063,146 and 57,600,158 shares issued at July 2, 2021 and January 1, 2021, respectively	58	58
Additional paid-in capital	315,679	312,039
Treasury stock, at cost, 28,234,246 and 27,609,752 shares July 2, 2021 and January 1, 2021, respectively	(154,967)	(144,254)
Accumulated deficit	(6,976)	(17,388)
Accumulated other comprehensive loss	(9,431)	(9,568)
Total shareholders' equity	144,363	140,887
Total liabilities and shareholders' equity	$208,758	$192,545

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020
Revenue:
Revenue before reimbursements	$72,997	$52,632	$136,407	117,818
Reimbursements	200	119	276	4,466
Total revenue	73,197	52,751	136,683	122,284
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,559	38,683	80,771	79,796
Stock compensation expense	1,668	1,859	3,626	3,453
Reimbursable expenses	200	119	276	4,466
Total cost of service	43,427	40,661	84,673	87,715
Selling, general and administrative costs	14,679	11,651	27,326	25,786
Stock compensation expense	874	483	1,614	1,119
Restructuring costs	—	5,034	—	5,034
Total costs and operating expenses	58,980	57,829	113,613	119,654
Income (loss) from operations	14,217	(5,078)	23,070	2,630

Other expense:
Interest expense	(25)	(41)	(50)	(78)
Income (loss) from operations before income taxes	14,192	(5,119)	23,020	2,552
Income tax expense (benefit)	3,660	(1,186)	6,120	950
Income (loss) from continuing operations	10,532	(3,933)	16,900	1,602
Loss from discontinued operations	—	—	(7)	(8)
Net income (loss)	$10,532	$(3,933)	$16,893	$1,594

Basic net income (loss) per common share:
Income (loss) per common share from continuing operations	$0.35	$(0.13)	$0.56	$0.05
Loss per common share from discontinued operations	-	-	(0.00)	(0.00)
Net income (loss) per common share	$0.35	$(0.13)	$0.56	$0.05

Diluted net income (loss) per common share:
Income (loss) per common share from continuing operations	$0.32	$(0.13)	$0.51	$0.05
Loss per common share from discontinued operations	-	-	(0.00)	(0.00)
Net income (loss) per common share	$0.32	$(0.13)	$0.51	$0.05

Weighted average common shares outstanding:
Basic	30,094	30,015	30,151	29,952
Diluted	32,970	30,015	32,870	32,301

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020
Net income (loss)	$10,532	$(3,933)	$16,893	$1,594
Foreign currency translation adjustment	(132)	44	137	(1,786)
Total comprehensive income (loss)	$10,400	$(3,889)	$17,030	$(192)

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 2,	June 26,
	2021	2020
Cash flows from operating activities:
Net income	$16,893	$1,594
Less loss from discontinued operations	(7)	(8)
Net income from continuing operations	16,900	1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,723	1,683
Amortization expense	524	475
Amortization of debt issuance costs	22	47
Non-cash stock compensation expense	5,240	4,572
Provision for doubtful accounts	38	211
Loss (gain) on foreign currency translation	88	(368)
Deferred income tax expense	690	362
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(14,554)	13,206
Decrease (increase) in prepaid expenses and other assets	528	(665)
Decrease in accounts payable	(1,383)	(3,755)
Increase in accrued expenses and other liabilities	7,265	3,557
Increase in income tax payable	2,577	149
Net cash provided by operating activities	19,651	21,068
Cash flows from investing activities:
Purchases of property and equipment	(1,417)	(1,349)
Net cash used in investing activities	(1,417)	(1,349)
Cash flows from financing activities:
Proceeds from ESPP	391	374
Dividends paid	(3,253)	(5,791)
Repurchase of common stock	(12,357)	(2,983)
Net cash used in financing activities	(15,219)	(8,400)
Effect of exchange rate on cash	(17)	97
Net increase in cash and cash equivalents	2,998	11,416
Cash at beginning of period	49,455	25,954
Cash at end of period	$52,453	$37,370
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,710	$325
Cash paid for interest	$14	$28

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)	—	—	—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181
Issuance of common stock	73	—	354	—	—	—	—	354
Treasury stock purchased	—	—	—	(489)	(8,603)	—	—	(8,603)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,258	—	—	—	—	2,258
Dividends declared	—	—	—	—	—	(3,227)	—	(3,227)
Net income	—	—	—	—	—	10,532	—	10,532
Foreign currency translation	—	—	—	—	—	—	(132)	(132)
Balance at July 2, 2021	58,060	$58	$315,679	(28,234)	$(154,967)	$(6,976)	$(9,431)	$144,363

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)	—	—	—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799
Issuance of common stock	75	—	359	—	—	—	—	359
Treasury stock purchased	—	—	—	—	—	—	—	—
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,362	—	—	—	—	2,362
Dividends declared	—	—	—	—	—	(3,050)	—	(3,050)
Net loss	—	—	—	—	—	(3,933)	—	(3,933)
Foreign currency translation	—	—	—	—	—	—	44	44
Balance at June 26, 2020	57,547	$58	$306,935	(27,498)	$(142,893)	$(15,183)	$(12,336)	$136,581

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2021. The consolidated results of operations for the quarter and six months ended July 2, 2021, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue is substantially generated from providing professional services to its clients. The Company also generates revenue from software sales, software support, maintenance and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price.  The Company determines the standalone selling price based on the respective selling price of the individual elements when they are sold separately.

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

The Company generates its revenue under four types of billing arrangements: fixed-fee; time-and-materials; executive and best practice advisory services; and software sales, maintenance and support.

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

The resale of software and maintenance contracts are in the form of SAP America software or maintenance agreements provided by SAP America.  SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and the maintenance is sold simultaneously.  The transaction price is the Company’s agreed-upon percentage of the software or maintenance amount in the contract with SAP America.  Revenue for the resale of software is recognized upon contract execution and customer’s receipt of the software. Revenue from maintenance contracts is recognized ratably over the life of the agreements.  The customer is typically invoiced at contract inception, with net thirty-day terms.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets (unbilled revenue) or contract liabilities (deferred revenue) in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients or for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended July 2, 2021, the Company recognized $2.1 million and $7.6 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $5.4 million and $9.8 million for the quarter and six months ended June 26, 2020, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and six months ended July 2, 2021 and June 26, 2020:

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2017
Consulting	$67,211	$50,963	$129,320	$114,275
Software license sales	5,786	1,669	7,087	3,543
Revenue before reimbursements from continuing operations	$72,997	$52,632	$136,407	$117,818

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of January 1, 2021, and December 27, 2019, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.3 million and $0.5 million was amortized during the quarter and six months ended July 2, 2021, respectively, and $0.5 million and $0.9 million for the same periods in 2020, respectively.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of July 2, 2021 and January 1, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

COVID-19 Pandemic Impact on the Business

The level of revenue the Company achieves is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020. However, net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first and second quarters of 2021, the Company’s net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 and the first quarter of 2021, respectively, reflecting a continuation of improved economic conditions. The Company expects economic conditions to continue to improve in the remainder of 2021. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants or otherwise, weak or uncertain economic conditions or similar factors could adversely affect the Company’s clients’ financial condition which may further reduce the clients’ demand for the Company’s services.

The Company continues to actively manage its business to respond to the impact of the COVID-19 pandemic. At the onset of the pandemic the Company reduced employee headcount and restricted employee travel to only essential business needs. While headcount has increased and some select non-essential travel is being allowed, most of the Company’s employees continue to work remotely from home. The Company is generally following the requirements, recommendations and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments.

As a response to the ongoing COVID-19 pandemic, the Company implemented plans to manage its costs and preserve cash at the onset of the pandemic. The Company significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, the Company reduced its global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of its use of office space for its workforce, the Company evaluated its existing office leases as part of the Company’s transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent that economic conditions do not continue to improve and our business is again disrupted, the reinstatement of cost management actions will be considered.  Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on the Company’s financial condition and operating results remains uncertain.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	30,093,726	30,015,038	30,150,608	29,952,090
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	490,685	—	377,447	111,785
Common stock issuable upon the exercise of stock options and SARs	2,385,533	—	2,341,500	2,237,057
Dilutive weighted average common shares outstanding	32,969,944	30,015,038	32,869,555	32,300,932

Approximately 2 thousand shares and 3 thousand shares of common stock equivalents were excluded from the computations of diluted net income (loss) per common share for the quarter and six months ended July 2, 2021, respectively, as compared to 23 thousand shares and 16 thousand shares for the quarter and six months ended June 26, 2020, respectively, as inclusion would have had an anti-dilutive effect on diluted net income (loss) per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	July 2,	January 1,
	2021	2021
Accounts receivable	$30,746	$23,898
Contract assets (unbilled revenue)	17,746	9,485
Allowance for doubtful accounts	(1,290)	(605)
Accounts receivable and contract assets, net	$47,202	$32,778

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not yet been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	July 2,	January 1,
	2021	2021
Accrued compensation and benefits	$9,831	$6,696
Deferred employer's payroll taxes	3,560	3,560
Accrued bonuses	6,482	4,767
Accrued dividend payable	3,228	-
Restructuring liability	950	2,292
Accrued sales, use, franchise and VAT tax	2,231	2,550
Non-cash stock compensation accrual	644	295
Income tax payable	4,836	2,308
Other accrued expenses	2,847	2,616
Total accrued expenses and other liabilities	$34,609	$25,084

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of July 2, 2021, the Company had $950 thousand of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Employee Related Costs	Exit, Closure and Consolidation of Facilities	Total

Accrual balance at January 1, 2021	$1,083	$1,209	$2,292
Cash paid	(901)	(276)	(1,177)
Accrual balance at April 2, 2021	$182	$933	$1,115
Cash paid	(86)	(79)	(165)
Accrual balance at July 2, 2021	$96	$854	$950

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The components of lease expense were as follows for the six months ended July 2, 2021 (in thousands):

Operating lease cost	$555

Total net lease costs	$555

The weighted average remaining lease term is 2.4 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and six months ended July 2, 2021, the Company paid $0.6 million and $1.2 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of July 2, 2021, were as follows (in thousands):

2021 (excluding the six months ended July 2, 2021)	$1,228
2022	2,309
2023	992
2024	588
2025 and thereafter	-
Total lease payments	5,117
Less imputed interest	(255)
Total	$4,862

As of July 2, 2021, the Company does not have any additional operating leases that have not yet commenced.

7. Credit Facility

The Company has a credit agreement with Bank of America, N.A., which provides for borrowing up to $45.0 million pursuant to a revolving line of credit (the “Revolver”) which has a maturity date of November 30, 2022 (as amended the “Credit Agreement”).

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

As of July 2, 2021 and January 1, 2021, the Company did not have any outstanding balance under the Revolver.  The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of July 2, 2021, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of July 2, 2021, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of July 2, 2021, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stock Based Compensation

During the quarter and six months ended July 2, 2021, the Company issued 5,696 and 467,674 restricted stock units at a weighted average grant-date fair value of $17.55 and $14.59 per share, respectively. As of July 2, 2021, the Company had 1,233,803 restricted stock units outstanding at a weighted average grant-date fair value of $15.74 per share. As of July 2, 2021, $13.2 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years.

As of July 2, 2021, the Company had 21,154 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share. As of July 2, 2021, $114 thousand of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.4 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of July 2, 2021, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 8, 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter and six months ended July 2, 2021, the Company repurchased 489 thousand and 626 thousand shares of its common stock at an average price of $17.58 and $17.11 per share, respectively, for a total cost of $8.6 million and $10.7 million, respectively.  As of July 2, 2021 the Company had a total authorization remaining of $13.6 million under its repurchase plan with a total authorization of $167.2 million.

Subsequent to July 2, 2021, the Company has repurchased an additional 22 thousand shares of its common stock at an average price of $17.98 per share for a total cost of $0.4 million, leaving a total authorization of $13.2 million.

During the quarter and six months ended June 26, 2020, the Company repurchased 73 thousand shares of its common stock at an average price of $13.79 per share for a total cost of $1.0 million.

The shares repurchased under the share repurchase plan during the quarter and six months ended July 2, 2021, do not include 2 thousand shares and 110 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $38 thousand and $1.6 million, respectively. During the quarter and six months ended June 26, 2020, the Company bought back 2 thousand shares and 127 thousand shares, respectively, at a cost of $25 thousand and $2.0 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2020, the Company increased the annual dividend from $0.36 per share to $0.38 per share to be paid on a quarterly basis and during the first quarter of 2021, the Company further increased the annual dividend to $0.40 per share. During the first quarter of 2021, the Company declared its first quarterly dividend to shareholders, which was paid in April 2021 of $3.3 million. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to July 2, 2021, the Company declared its third quarterly dividend in 2021 to be paid in October 2021.

10. Transactions with Related Parties

During the six months ended July 2, 2021, the Company bought back 24 thousand shares of its common stock from members of its Board of Directors for $0.4 million, or $16.05 per share.

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

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020
Revenue before reimbursements:
North America	$66,569	$47,515	$123,707	$104,569
International (primarily European countries)	6,428	5,117	12,700	13,249
Revenue from continuing operations before reimbursements	$72,997	$52,632	$136,407	$117,818

Long-lived assets are attributable to the following geographic areas (in thousands):

	July 2,	January 1,
	2021	2021
Long-lived assets:
North America	$89,586	$90,384
International (primarily European countries)	16,894	17,329
Total long-lived assets	$106,480	$107,713

As of July 2, 2021 and January 1, 2021, foreign assets included $15.4 million and $15.3 million, respectively, of goodwill related to acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020. However, our net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first and second quarters of 2021, our net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 and the first quarter of 2021, respectively, reflecting a continuation of improved economic conditions.  We expect economic conditions to continue to improve in the remainder of 2021. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

We continue to actively manage our business to respond to the impact of the COVID-19 pandemic. At the onset of the pandemic, we reduced employee headcount and restricted employee travel to only essential business needs.  While headcount has increased and some select non-essential travel is being allowed, most of our employees continue to work remotely from home. We are generally following the requirements, recommendation and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments.

As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs and preserve cash at the onset of the COVID-19 pandemic. We significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, we reduced our global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of our use of office space for its workforce, we evaluated our existing office leases as part of our transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent that economic conditions do not continue to improve and our business is again disrupted the reinstatement of cost management actions will be considered. Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on our financial condition and operating results remains uncertain.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Six Months Ended
	July 2,		June 26,		July 2,		June 26,
	2021		2020		2021		2020
Revenue:
Revenue before reimbursements	$72,997	100.0%	$52,632	100.0%	$136,407	100.0%	$117,818	100.0%
Reimbursements	200		119		276		4,466
Total revenue	73,197		52,751		136,683		122,284
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	41,448	56.8%	38,654	73.4%	80,760	59.2%	79,767	67.7%
Stock compensation expense	1,668		1,600		3,267		2,941
Acquisition-related compensation expense	—		29		11		29
Acquisition-related non-cash stock compensation expense	111		259		359		512
Reimbursable expenses	200		119		276		4,466
Total cost of service	43,427		40,661		84,673		87,715
Selling, general and administrative costs	14,416	19.7%	11,413	21.7%	26,802	19.6%	25,310	21.5%
Non-cash stock compensation expense	874		483		1,614		1,119
Amortization of intangible assets	263		238		524		476
Restructuring costs	—		5,034		—		5,034
Total selling, general, and administrative expenses	15,553		17,168		28,940		31,939
Total costs and operating expenses	58,980		57,829		113,613		119,654

Income (loss) from operations	14,217	19.5%	(5,078)	-9.6%	23,070	16.9%	2,630	2.2%
Other expense:
Interest expense	(25)		(41)		(50)		(78)
Income (loss) from continuing operations before income taxes	14,192	19.4%	(5,119)	-9.7%	23,020	16.9%	2,552	2.2%
Income tax expense (benefit)	3,660	5.0%	(1,186)	-2.3%	6,120	4.5%	950	0.8%
Income (loss) from continuing operations (net of taxes)	10,532		(3,933)		16,900		1,602
Loss from discontinued operations	—		—		(7)		(8)
Net income (loss)	$10,532	14.4%	$(3,933)	-7.5%	$16,893	12.4%	$1,594	1.4%
Diluted net income (loss) per common share	$0.32		$(0.13)		$0.51		$0.05

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and six months ended July 2, 2021 and the comparable periods of 2020. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2021	2020	2021	2020
S&BT	$26,447	$17,484	$52,185	$43,076
EEA	40,521	30,713	72,659	62,806
International	6,029	4,435	11,563	11,936
Revenue from continuing operations before reimbursements	$72,997	$52,632	$136,407	$117,818

Our total Company net revenue from continuing operations, or revenue before reimbursements, increased 39%, to $73.0 million, and 16% to $136.4 in the second quarter and first six months of 2021, respectively, as compared to $52.6 million and $117.8 million, in the same periods of 2020. This growth includes a $5.3 million software sale transaction. Our total Company net revenue excluding this software sale transaction was $67.7 million and $131.1 million for the second quarter and first six months of 2021, respectively.

Our North America revenue before reimbursements was $67.0 million and $124.8 million in the second quarter and first six months of 2021, respectively, as compared to $48.2 million and $105.9 million in the second quarter and first six months of 2020, respectively, and include the impact of the software sales transaction.  North America revenue excluding the impact of the software sale transaction was $61.7 million and $119.5 million for the second quarter and first six months of 2021, respectively. Net revenue in 2020 and reimbursable expenses in both 2021 and 2020 were affected from the economic disruption of the COVID-19 pandemic as we transitioned to a remote service delivery model throughout the U.S. and Europe. In the second quarter of 2021, one customer accounted for more than 5% of our total revenue and no customer accounted for more than 5% of our total revenue in the first six months of 2021 and in the second quarter and first six months of 2020.

S&BT net revenue was $26.4 million and $52.2 million during the second quarter and first six months of 2021, respectively, as compared to $17.5 million and $43.1 million in the same periods of 2020, due to the improved demand for enterprise transformation initiatives experienced since the end of the second quarter of 2020 which was significantly impacted by the COVID-19 pandemic.

EEA net revenue was $40.5 million and $72.7 million during the second quarter and first six months of 2021, respectively, as compared to $30.7 million and $62.8 million in the same periods of 2020, respectively, primarily driven by a $5.3 million software sale transaction, as well as strong growth in our SAP S4 Hana implementation practice, our Oracle practices and our OneStream implementation practice. EEA net revenue excluding the software sale transaction was $35.2 million and $67.4 million for the second quarter and first six months of 2021, respectively.

Hackett international net revenue from continuing operations increased 36% in the second quarter of 2021 and decreased 3% during the first six months of 2021, as compared to the same periods in 2020. Europe continues to be impacted by lengthened client decision-making from economic uncertainty which has been further impacted by the COVID-19 pandemic. Total Company international net revenue accounted for 8% of total Company net revenue during both the second quarter and first six months of 2021, as compared to 8% and 10% for the same periods in 2020, respectively.

The low percentage of reimbursements is directly attributable to the decreases in travel requirements resulting from the COVID-19 pandemic. Reimbursements are project travel-related expenses passed through to a client with no associated margin.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash and stock compensation costs, non-cash stock compensation expense, and reimbursable expenses associated with projects.

Personnel costs increased to $41.4 million and $80.8 million for the second quarter and first six months of 2021, respectively, as compared to $38.7 million and $79.8 million during the same periods in 2020, respectively. The increase was primarily a result of increased utilization of subcontractors in 2021, as well as increases in incentive compensation accruals commensurate with improving results.   Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 57% and 59% for the second quarter and first six months of 2021, respectively, as compared to 73% and 68% for the same periods of 2020, respectively.

Non-cash stock compensation expense was $1.7 million and $3.3 million for the second quarter and first six months of 2021, respectively, as compared to $1.6 million and $2.9 million for the same periods of 2020, respectively. This increase was primarily driven by higher retention-based non-cash incentive compensation plans.

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

SG&A costs were $14.4 million and $26.8 million for the second quarter and first six months of 2021, respectively, as compared to $11.4 million and $25.3 million for the same periods in 2020. This increase was primarily due to higher sales commissions and incentive compensation accruals associated with increased Company performance. These SG&A costs as a percentage of revenue before reimbursements were 20% during both the second quarter and first six months of 2021 and 22% for both of the same two periods in 2020.

Amortization expense was $0.3 million and $0.5 million in the second quarter and first six months of 2021, respectively, as compared to $0.2 million and $0.5 million in the same periods in 2020, respectively. The amortization expense relates to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible assets related to the joint venture will continue to amortize through September 2021.

Income Taxes. During the second quarter and the first six months of 2021, we recorded $3.7 million and $6.1 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 27%, respectively. On June 10, 2021, the United Kingdom enacted tax legislation which included an increase in the corporate income tax rate from 19% to 25% which is to be effective on April 1, 2023. As a result, we recorded a tax benefit of $247 thousand in the second quarter related to the re-measurement of deferred tax assets and liabilities. In the second quarter and first six months of 2020, we recorded $1.2 million of income tax benefit and $950 thousand of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate benefit of 23% and expense of 37%, respectively.

Liquidity and Capital Resources

As of July 2, 2021, and January 1, 2021, we had $52.5 million and $49.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 2,	June 26,
	2021	2020
Cash flows provided by operating activities	$19,651	$21,068
Cash flows used in investing activities	$(1,417)	$(1,349)
Cash flows used in financing activities	$(15,219)	$(8,400)

Cash Flows from Operating Activities

Net cash provided by operating activities was $19.7 million during the first six months of 2021, as compared to $21.1 million during the same period in 2020. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in incentive compensation accruals, partially offset by an increase in accounts receivable and contract assets.  In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by decreases in accounts receivable and contract assets and increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable due to the timing of vendor payments and decreases in employee reimbursable expenses resulting from decreased travel.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million and $1.3 million during the first six months of 2021 and 2020, respectively. During both periods, cash flows used in investing activities was primarily driven by investments related to the development of our Quantum Leap benchmark technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.2 million and $8.4 million during the first six months 2021 and 2020, respectively. The usage of cash in 2021 primarily related to the repurchase of $12.4 million of the Company’s common stock and the dividend payment of $3.3 million. The usage of cash in 2020 was primarily related to the dividend payment of $5.8 million and the repurchase of $3.0 million of the Company’s common stock.

As of July 2, 2021, we did not have any outstanding borrowings under our revolving line of credit (the “Revolver”), leaving us with a borrowing capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of July 2, 2021, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and six months ended July 2, 2021.

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

Issuer Purchases of Equity Securities

During the quarter ended July 2, 2021, the Company repurchased 489 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $8.6 million at an average price of $17.58. During the six months ended July 2, 2021, the Company repurchased 626 thousand shares of its common stock under the repurchase plan approved by the Company’s Board of Directors for $10.7 million at an average price of $17.11. As of July 2, 2021, the Company had $13.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of April 2, 2021	—	$—	—	$2,178,077
April 3, 2021 to April 30, 2021	116,397	$17.17	116,397	$179,525
May 1, 2021 to May 28, 2021	116,645	$17.40	116,645	$18,149,721	*
May 29, 2021 to July 2, 2021	256,427	$17.84	256,427	$13,575,132
	489,469	$17.58	489,469

*The Company’s Board of Directors approved an additional share repurchase authorization of $20.0 million on May 6, 2021.

Shares repurchased during the quarter and six months ended July 2, 2021 under the repurchase plan approved by the Company's Board of Directors do not include 2 thousand shares and 110 thousand shares for a cost of $38 thousand and $1.6 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on January 21, 2015).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
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

The Hackett Group, Inc.

Date: August 11, 2021	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer