Form 10-Q
period 2021-10-01
HACKETT GROUP, INC.
filed 2021-11-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

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

As of November 5, 2021, there were 29,792,171 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	October 1,	January 1,
	2021	2021
ASSETS
Current assets:
Cash	$52,939	$49,455
Accounts receivable and contract assets, net of allowance of $1,930 and $605 at October 1, 2021 and January 1, 2021, respectively	49,609	32,778
Prepaid expenses and other current assets	3,168	2,599
Total current assets	105,716	84,832

Property and equipment, net	17,853	18,158
Other assets	840	1,680
Goodwill	85,089	85,297
Operating lease right-of-use assets	1,862	2,578
Total assets	$211,360	$192,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,027	$6,098
Accrued expenses and other liabilities	35,615	25,084
Contract liabilities (deferred revenue)	11,959	8,765
Operating lease liabilities	2,338	2,620
Total current liabilities	54,939	42,567
Non-current deferred tax liability, net	5,950	5,588
Operating lease liabilities	1,962	3,503
Total liabilities	62,851	51,658
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 58,127,763 and 57,600,158 shares issued at October 1, 2021 and January 1, 2021, respectively	58	58
Additional paid-in capital	317,734	312,039
Treasury stock, at cost, 28,346,796 and 27,609,752 shares October 1, 2021 and January 1, 2021, respectively	(157,070)	(144,254)
Accumulated deficit	(2,037)	(17,388)
Accumulated other comprehensive loss	(10,176)	(9,568)
Total shareholders' equity	148,509	140,887
Total liabilities and shareholders' equity	$211,360	$192,545

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2020
Revenue:
Revenue before reimbursements	$71,400	$57,769	$207,807	175,587
Reimbursements	494	148	770	4,614
Total revenue	71,894	57,917	208,577	180,201
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	43,552	37,801	124,323	117,597
Stock compensation expense	1,670	1,751	5,296	5,204
Reimbursable expenses	494	148	770	4,614
Total cost of service	45,716	39,700	130,389	127,415
Selling, general and administrative costs	13,872	12,979	41,198	38,765
Stock compensation expense	901	711	2,515	1,830
Restructuring costs	—	—	—	5,034
Total costs and operating expenses	60,489	53,390	174,102	173,044
Income from operations	11,405	4,527	34,475	7,157

Other expense:
Interest expense	(26)	(22)	(76)	(100)
Income from operations before income taxes	11,379	4,505	34,399	7,057
Income tax expense	3,248	1,362	9,368	2,312
Income from continuing operations	8,131	3,143	25,031	4,745
Loss from discontinued operations	—	(157)	(7)	(165)
Net income	$8,131	$2,986	$25,024	$4,580

Basic net income per common share:
Income per common share from continuing operations	$0.27	$0.11	$0.83	$0.16
Loss per common share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income per common share	$0.27	$0.10	$0.83	$0.15

Diluted net income per common share:
Income per common share from continuing operations	$0.25	$0.10	$0.76	$0.15
Loss per common share from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income per common share	$0.25	$0.09	$0.76	$0.14

Weighted average common shares outstanding:
Basic	29,814	30,053	30,038	29,986
Diluted	32,876	32,403	32,871	32,335

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2020
Net income	$8,131	$2,986	$25,024	$4,580
Foreign currency translation adjustment	(745)	907	(608)	(879)
Total comprehensive income	$7,386	$3,893	$24,416	$3,701

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 1,	September 25,
	2021	2020
Cash flows from operating activities:
Net income	$25,024	$4,580
Plus net loss from discontinued operations	7	165
Net income from continuing operations	25,031	4,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,552	2,600
Amortization expense	783	723
Amortization of debt issuance costs	33	58
Non-cash stock compensation expense	7,811	7,034
Provision for doubtful accounts	168	413
Gain on foreign currency translation	(62)	(165)
Deferred income tax expense (benefit)	300	(417)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(17,061)	13,248
Decrease (increase) in prepaid expenses and other assets	253	(328)
Decrease in accounts payable	(1,071)	(3,449)
Increase in accrued expenses and other liabilities and operating lease liabilities	1,572	6,257
Increase in contract liabilities (deferred revenue)	3,194	409
Increase in income tax payable	2,973	193
Net cash provided by operating activities	26,469	31,156
Cash flows from investing activities:
Purchases of property and equipment	(2,255)	(1,498)
Net cash used in investing activities	(2,255)	(1,498)
Cash flows from financing activities:
Proceeds from ESPP	391	374
Debt issuance costs		(21)
Dividends paid	(6,481)	(8,854)
Repurchase of common stock	(14,614)	(4,025)
Net cash used in financing activities	(20,704)	(12,526)
Effect of exchange rate on cash	(26)	81
Net increase in cash and cash equivalents	3,484	17,213
Cash at beginning of period	49,455	25,954
Cash at end of period	$52,939	$43,167
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,371	$2,385
Cash paid for interest	$43	$43

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)	—	—	—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181
Issuance of common stock	73	—	354	—	—	—	—	354
Treasury stock purchased	—	—	—	(489)	(8,603)	—	—	(8,603)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,258	—	—	—	—	2,258
Dividends declared	—	—	—	—	—	(3,227)	—	(3,227)
Net income	—	—	—	—	—	10,532	—	10,532
Foreign currency translation	—	—	—	—	—	—	(132)	(132)
Balance at July 2, 2021	58,060	$58	$315,679	(28,234)	$(154,967)	$(6,976)	$(9,431)	$144,363
Issuance of common stock	67	—	(156)	—	—	—	—	(156)
Treasury stock purchased	—	—	—	(113)	(2,103)	—	—	(2,103)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,211	—	—	—	—	2,211
Dividends declared	—	—	—	—	—	(3,192)	—	(3,192)
Net income	—	—	—	—	—	8,131	—	8,131
Foreign currency translation	—	—	—	—	—	—	(745)	(745)
Balance at October 1, 2021	58,127	$58	$317,734	(28,347)	$(157,070)	$(2,037)	$(10,176)	$148,509

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock	291	—	(1,962)	—	—	—	—	(1,962)
Treasury stock purchased	—	—	—	(73)	(1,006)	—	—	(1,006)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,469	—	—	—	—	2,469
Dividends declared	—	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	5,527	—	5,527
Foreign currency translation	—	—	—	—	—	—	(1,830)	(1,830)
Balance at March 27, 2020	57,472	$58	$304,214	(27,498)	$(142,893)	$(8,200)	$(12,380)	$140,799
Issuance of common stock	75	—	359	—	—	—	—	359
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,362	—	—	—	—	2,362
Dividends declared	—	—	—	—	—	(3,050)	—	(3,050)
Net loss	—	—	—	—	—	(3,933)	—	(3,933)
Foreign currency translation	—	—	—	—	—	—	44	44
Balance at June 26, 2020	57,547	$58	$306,935	(27,498)	$(142,893)	$(15,183)	$(12,336)	$136,581
Issuance of common stock	13	—	(109)	—	—	—	—	(109)
Treasury stock purchased	—	—	—	(75)	(932)	—	—	(932)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,238	—	—	—	—	2,238
Dividends declared	—	—	—	—	—	(3,024)	—	(3,024)
Net income	—	—	—	—	—	2,986	—	2,986
Foreign currency translation	—	—	—	—	—	—	907	907
Balance at September 25, 2020	57,560	$58	$309,064	(27,573)	$(143,825)	$(15,221)	$(11,429)	$138,647

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 12, 2021. The consolidated results of operations for the quarter and nine months ended October 1, 2021, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

The Company generates its revenue under four types of arrangements: fixed-fee; time-and-materials; executive and best practice advisory services; and software sales, maintenance and support.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets (unbilled revenue) or contract liabilities (deferred revenue) in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients or for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended October 1, 2021, the Company recognized $1.7 million and $7.7 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $6.0 million and $15.8 million for the quarter and nine months ended September 25, 2020, respectively.

The following table reflects the Company’s disaggregation of total revenue including reimbursable expenses for the quarters and nine months ended October 1, 2021 and September 25, 2020:

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2017
Consulting	$69,650	$56,865	$198,970	$171,140
Software license sales	1,750	904	8,837	4,447
Revenue before reimbursements from continuing operations	$71,400	$57,769	$207,807	$175,587

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  We determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of January 1, 2021, and December 27, 2019, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.2 million and $0.8 million was amortized during the quarter and nine months ended October 1, 2021, respectively, and $0.3 million and $1.2 million for the same periods in 2020, respectively.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of October 1, 2021 and January 1, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

COVID-19 Pandemic Impact on the Business

The level of revenue the Company achieves is based on the Company’s ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on the Company’s consolidated results of operations during the first quarter of 2020. However, net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first three quarters of 2021, the Company’s net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants or otherwise, weak or uncertain economic conditions or similar factors could adversely affect the Company’s clients’ financial condition which may further reduce the clients’ demand for the Company’s services.

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

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on the Company’s financial condition and operating results in the future remain uncertain.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	29,813,530	30,053,457	30,038,249	29,985,879
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	625,680	204,747	460,058	142,223
Common stock issuable upon the exercise of stock options and SARs	2,436,600	2,145,238	2,373,075	2,206,450
Dilutive weighted average common shares outstanding	32,875,810	32,403,442	32,871,382	32,334,552

Approximately 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the quarter and nine months ended October 1, 2021, as compared to 9 thousand shares and 14 thousand shares for the quarter and nine months ended September 25, 2020, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	October 1,	January 1,
	2021	2021
Accounts receivable	$30,755	$23,898
Contract assets (unbilled revenue)	20,784	9,485
Allowance for doubtful accounts	(1,930)	(605)
Accounts receivable and contract assets, net	$49,609	$32,778

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not yet been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	October 1,	January 1,
	2021	2021
Accrued compensation and benefits	$7,794	$6,696
Deferred employer's payroll taxes	1,781	3,560
Accrued bonuses	11,369	4,767
Accrued dividend payable	3,206	-
Restructuring liability	825	2,292
Accrued sales, use, franchise and VAT tax	1,398	2,550
Non-cash stock compensation accrual	1,005	295
Income tax payable	5,218	2,308
Other accrued expenses	3,019	2,616
Total accrued expenses and other liabilities	$35,615	$25,084

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of October 1, 2021, the Company had $825 thousand of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

	Employee Related Costs	Exit, Closure and Consolidation of Facilities	Total

Accrual balance at January 1, 2021	$1,083	$1,209	$2,292
Cash paid	(901)	(276)	(1,177)
Accrual balance at April 2, 2021	$182	$933	$1,115
Cash paid	(86)	(79)	(165)
Accrual balance at July 2, 2021	$96	$854	$950
Cash paid	—	(125)	(125)
Accrual balance at October 1, 2021	$96	$729	$825

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

The components of lease expense were as follows for the nine months ended October 1, 2021 (in thousands):

Operating lease cost	$787

Total net lease costs	$787

The weighted average remaining lease term is 2.2 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and nine months ended October 1, 2021, the Company paid $0.6 million and $1.9 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of October 1, 2021, were as follows (in thousands):

2021 (excluding the nine months ended October 1, 2021)	$593
2022	2,298
2023	988
2024	585
2025 and thereafter	-
Total lease payments	4,464
Less imputed interest	(164)
Total	$4,300

As of October 1, 2021, the Company does not have any additional operating leases that have not yet commenced.

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

As of the quarter and nine months ended October 1, 2021, the Company did not have any outstanding balance under the Revolver.  The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of October 1, 2021, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of October 1, 2021, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of October 1, 2021, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stock Based Compensation

During the quarter and nine months ended October 1, 2021, the Company issued 14,357 and 482,031 restricted stock units at a weighted average grant-date fair value of $18.15 and $14.70 per share, respectively. As of October 1, 2021, the Company had 1,196,952 restricted stock units outstanding at a weighted average grant-date fair value of $15.75 per share. As of October 1, 2021, $10.9 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.2 years.

As of October 1, 2021, the Company had 12,866 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share. As of October 1, 2021, $61 thousand of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.3 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of October 1, 2021, the Company had 2.9 million SARs outstanding with an exercise price of $4.00 per share and an expiration date of February 8, 2022.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter and nine months ended October 1, 2021, the Company repurchased 113 thousand and 738 thousand shares of its common stock at an average price of $18.68 and $17.35 per share, respectively, for a total cost of $2.1 million and $12.8 million, respectively.  As of October 1, 2021 the Company had a total authorization remaining of $11.5 million under it’s repurchase plan with a total authorization of $167.2 million.

During the quarter and nine months ended September 25, 2020, the Company repurchased 75 thousand and 148 thousand shares of its common stock at an average price of $12.41 and $13.09 per share for a total cost of $0.9 million and $1.9 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and nine months ended October 1, 2021, do not include 8 thousand shares and 118 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $155 thousand and $1.8 million, respectively. During the quarter and nine months ended September 25, 2020, the Company bought back 8 thousand shares and 135 thousand shares, respectively, at a cost of $111 thousand and $2.1 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2020, the Company increased the annual dividend from $0.36 per share to $0.38 per share to be paid on a quarterly basis and during the first quarter of 2021, the Company further increased the annual dividend to $0.40 per share. During the first quarter of 2021, the Company declared its first quarterly dividend to shareholders of $3.3 million, which was paid in April 2021. During the second quarter of 2021, the Company declared its second quarterly dividend to shareholders of $3.2 million, which was paid in July 2021.  During the third quarter of 2021, the Company declared its third quarterly dividend to shareholders of $3.2 million, which was paid in October 2021. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to October 1, 2021, the Company declared its fourth quarterly dividend in 2021 to be paid in December 2021.

10. Transactions with Related Parties

During the nine months ended October 1, 2021, the Company bought back 24 thousand shares of its common stock from members of its Board of Directors for $0.4 million, or $16.05 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2020
Revenue before reimbursements:
North America	$64,664	$51,343	$188,371	$155,912
International (primarily European countries)	6,736	6,426	19,436	19,675
Revenue from continuing operations before reimbursements	$71,400	$57,769	$207,807	$175,587

Long-lived assets are attributable to the following geographic areas (in thousands):

	October 1,	January 1,
	2021	2021
Long-lived assets:
North America	$89,297	$90,384
International (primarily European countries)	16,347	17,329
Total long-lived assets	$105,644	$107,713

As of October 1, 2021 and January 1, 2021, foreign assets included $15.1 million and $15.3 million, respectively, of goodwill related to acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to mitigate or manage disruptions posed by the COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, the impact of any federally-mandated vaccine, testing or other COVID-19 related requirements on employee retention and our results of operations, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of Brexit on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the COVID-19 pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors” of our Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in our Annual Report on Form 10-K for the year ended January 1, 2021 have been amplified by the COVID-19 pandemic.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020. However, our net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In the first three quarters of 2021, our net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions.  However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

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

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur, the potential impact that the COVID-19 pandemic could have on our financial condition and operating results in the future remains uncertain.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands and unaudited):

	Quarter Ended				Nine Months Ended
	October 1,		September 25,		October 1,		September 25,
	2021		2020		2021		2020
Revenue:
Revenue before reimbursements	$71,400	100.0%	$57,769	100.0%	$207,807	100.0%	$175,587	100.0%
Reimbursements	494		148		770		4,614
Total revenue	71,894		57,917		208,577		180,201
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	43,552	61.0%	37,791	65.4%	124,312	59.8%	117,558	67.0%
Stock compensation expense	1,651		1,508		4,918		4,449
Acquisition-related compensation expense	—		10		11		39
Acquisition-related non-cash stock compensation expense	19		243		378		755
Reimbursable expenses	494		148		770		4,614
Total cost of service	45,716		39,700		130,389		127,415
Selling, general and administrative costs	13,613	19.1%	12,732	22.0%	40,415	19.4%	38,042	21.7%
Non-cash stock compensation expense	901		711		2,515		1,830
Amortization of intangible assets	259		247		783		723
Restructuring costs	—		—		—		5,034
Total selling, general, and administrative expenses	14,773		13,690		43,713		45,629
Total costs and operating expenses	60,489		53,390		174,102		173,044

Income from operations	11,405	16.0%	4,527	7.8%	34,475	16.6%	7,157	4.1%
Other expense:
Interest expense	(26)		(22)		(76)		(100)
Income from continuing operations before income taxes	11,379	15.9%	4,505	7.8%	34,399	16.6%	7,057	4.0%
Income tax expense	3,248	4.5%	1,362	2.4%	9,368	4.5%	2,312	1.3%
Income from continuing operations (net of taxes)	8,131		3,143		25,031		4,745
Loss from discontinued operations	—		(157)		(7)		(165)
Net income	$8,131	11.4%	$2,986	5.2%	$25,024	12.0%	$4,580	2.6%
Diluted net income per common share	$0.25		$0.09		$0.76		$0.14

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and nine months ended October 1, 2021 and the comparable periods of 2020. Revenue is analyzed based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2021	2020	2021	2020
S&BT	$27,623	$22,217	$79,808	$65,293
EEA	38,201	29,710	110,860	92,516
International	5,576	5,842	17,139	17,778
Revenue from continuing operations before reimbursements	$71,400	$57,769	$207,807	$175,587

Our total Company net revenue from continuing operations, or revenue before reimbursements, increased 24%, to $71.4 million, and 18% to $207.8 million in the third quarter and first nine months of 2021, respectively, as compared to $57.8 million and $175.6 million, in the same periods of 2020, respectively. The nine month growth includes a $5.3 million software sale transaction which was recorded in the second quarter of 2021. Our total Company net revenue excluding this software sale transaction was $202.5 million for the first nine months of 2021.

Our North America revenue before reimbursements was $65.8 million and $190.7 million in the third quarter and first nine months of 2021, respectively, as compared to $51.9 million and $157.8 million in the third quarter and first nine months of 2020, respectively.  North America revenue excluding the impact of the software sale transaction was $185.4 million for the first nine months of 2021. Net revenue in 2020 and reimbursable expenses in both 2021 and 2020 were affected from the economic disruption of the COVID-19 pandemic as we transitioned to a remote service delivery model throughout the U.S. and Europe. In the third quarter and first nine months of both 2021 and 2020, no customer accounted for more than 5% of our total revenue.

S&BT net revenue was $27.6 million and $79.8 million during the third quarter and first nine months of 2021, respectively, as compared to $22.2 million and $65.6 million in the same periods of 2020, respectively, due to the improved demand for enterprise digital transformation initiatives experienced since the end of the third quarter of 2020.

EEA net revenue was $38.2 million and $110.9 million during the third quarter and first nine months of 2021, respectively, as compared to $29.7 million and $92.5 million in the same periods of 2020, respectively, primarily driven by strong growth across all of our practices. In addition, included in net revenue in the first nine months of 2021 was the $5.3 million software sale transaction referenced above.  EEA net revenue excluding the software sale transaction was $105.6 million for the first nine months of 2021.

Hackett international net revenue from continuing operations decreased 5% in both the third quarter and first nine months of 2021, as compared to the same periods in 2020. Europe continues to be impacted by lengthened client decision-making from economic uncertainty which has been further impacted by the COVID-19 pandemic. Total Company international net revenue accounted for 8% of total Company net revenue during both the third quarter and first nine months of 2021, as compared to 10% for the same periods in 2020.

The low percentage of reimbursements to net revenue is directly attributable to the decreases in travel requirements resulting from the COVID-19 pandemic during 2021 and 2020. Reimbursements are project travel-related expenses passed through to a client with no associated impact to gross margins or profitability.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash and stock compensation costs, non-cash stock compensation expense, and reimbursable expenses associated with projects.

Personnel costs increased to $43.6 million and $124.3 million for the third quarter and first nine months of 2021, respectively, as compared to $37.8 million and $117.6 million during the same periods in 2020, respectively. The increase was primarily a result of increased hiring and utilization of subcontractors to support revenue growth in 2021, as well as increases in incentive compensation accruals commensurate with Company performance. Personnel costs before reimbursable expenses, as a percentage of revenue before reimbursements, were 61% and 60% for the third quarter and first nine months of 2021, respectively, as compared to 65% and 67% for the same periods of 2020, respectively.

Non-cash stock compensation expense was $1.7 million and $4.9 million for the third quarter and first nine months of 2021, respectively, as compared to $1.5 million and $4.4 million for the same periods of 2020, respectively. This increase was primarily driven by higher non-cash incentive compensation plans.

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

SG&A costs were $13.6 million and $40.4 million for the third quarter and first nine months of 2021, respectively, as compared to $12.7 million and $38.0 million for the same periods in 2020, respectively. This increase was primarily due to higher sales commissions and incentive compensation accruals associated with increased Company performance. These SG&A costs as a percentage of revenue before reimbursements were 19% during both the third quarter and first nine months of 2021 and 22% for both of the same two periods in 2020.

Amortization expense was $0.3 million and $0.8 million in the third quarter and first nine months of 2021, respectively, as compared to $0.2 million and $0.7 million in the same periods in 2020, respectively. The amortization expense relates to the amortization of the intangible assets acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets will continue to amortize until 2022.

Income Taxes. During the third quarter and the first nine months of 2021, we recorded $3.2 million and $9.4 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 29% and 27%, respectively. In the third quarter and first nine months of 2020, we recorded $1.4 million and $2.3 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate benefit of 30% and expense of 33%, respectively.

Liquidity and Capital Resources

As of October 1, 2021, and January 1, 2021, we had $52.9 million and $49.5 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing capacity under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	October 1,	September 25,
	2021	2020
Cash flows provided by operating activities	$26,469	$31,156
Cash flows used in investing activities	$(2,255)	$(1,498)
Cash flows used in financing activities	$(20,704)	$(12,526)

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.5 million during the first nine months of 2021, as compared to $31.2 million during the same period in 2020. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in incentive compensation and income tax accruals, partially offset by an increase in accounts receivable and contract assets.  In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by decreases in accounts receivable and contract assets and increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable due to the timing of vendor payments and decreases in employee reimbursable expenses resulting from decreased travel.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million and $1.5 million during the first nine months of 2021 and 2020, respectively. During both periods, cash flows used in investing activities was primarily driven by investments related to the development of our Quantum Leap benchmark technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $20.7 million and $12.5 million during the first nine months 2021 and 2020, respectively. The usage of cash in 2021 primarily related to the repurchase of $14.6 million of the Company’s common stock and the dividend payments of $6.5 million. The usage of cash in 2020 was primarily related to the dividend payment of $8.9 million and the repurchase of $4.0 million of the Company’s common stock.

As of October 1, 2021, we did not have any outstanding borrowings under our revolving line of credit (the “Revolver”), leaving us with a borrowing capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

In the fourth quarter of 2021, the Company expects to pay approximately $21 million to $23 million in cash for employee withholding taxes related to the expected net share settlement of outstanding stock appreciation rights (“SARs”) that expire in February 2022.  We have been advised by the holders of the SARs that they intend to exercise the awards in the fourth quarter of 2021.  In connection with the net share settlement of the SARs, we anticipate issuing an aggregate of approximately 1.5 million shares of common stock.  The maximum number of shares issuable under the SARs as of October 1, 2021 was approximately $2.4 million which number was included in the calculation of diluted weighted average common shares outstanding for the quarter and nine months ended October 1, 2021.   As a result of the net share settlement, we expect diluted weighted average common shares outstanding to decrease in 2022.   The estimated amount of the cash payment and number of shares to be withheld and issued upon the net share settlement of the SARs, as well as the impact on diluted weighted average shares outstanding, depends on the timing of the exercise by the holder and price per share of our common stock at that time.

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

As of October 1, 2021, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and nine months ended October 1, 2021.

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

Issuer Purchases of Equity Securities

During the quarter ended October 1, 2021, the Company repurchased 113 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $2.1 million at an average price of $18.68. During the nine months ended October 1, 2021, the Company repurchased 738 thousand shares of its common stock under the repurchase plan approved by the Company’s Board of Directors for $12.8 million at an average price of $17.35. As of October 1, 2021, the Company had $11.5 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of July 2, 2021	—	$—	—	$13,575,132
July 3, 2021 to July 30, 2021	21,994	$17.98	21,994	$13,179,653
July 31, 2021 to August 27, 2021	78,095	$18.71	78,095	$11,718,551
August 28, 2021 to October 1, 2021	12,461	$19.76	12,461	$11,472,333
	112,550	$18.68	112,550

Shares repurchased during the quarter and nine months ended October 1, 2021 under the repurchase plan approved by the Company's Board of Directors do not include 8 thousand shares and 118 thousand shares, respectively, for a cost of $155 thousand and $1.8 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 10, 2021	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer