Form 10-K
period 2021-12-31
HACKETT GROUP, INC.
filed 2022-03-04
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $400,733,653 on July 2, 2021 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on March 1, 2022 was 31,614,513.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and our ability to mitigate or manage disruptions posed by COVID-19 pandemic, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the coronavirus pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors.” An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in this Annual Report on Form 10-K have been amplified by the COVID-19 pandemic.

PART I

ITEM  1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group,” “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

The Hackett Group is an intellectual property-based digital transformation consultancy and leading enterprise benchmarking and best practices implementation firm serving global companies. Services include benchmarking, executive advisory, business transformation, and cloud enterprise application implementation. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa practices.

The Hackett Group has completed nearly 20,000 benchmarking and performance studies with major organizations, including 97% of the Dow Jones Industrials, 94% of the Fortune 100, 70% of the DAX 30 and 51% of the FTSE 100. These studies drive our Digital Transformation Platform (“DTP” or “Hackett DTP”) which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve world-class performance.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience is dramatically influencing the way businesses compete and deliver their services. This was further accelerated by the necessity to work remotely as a direct result of the COVID-19 pandemic. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. This digital transformation era is very attractive to our sector since we believe our clients will increasingly require organizational and technology implementation insight on how to digitize their businesses and what changes in business models are required to justify significant investments.

We have repositioned all of our offerings to the emerging digital transformation opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insights in new ways and to do so efficiently and whenever possible, virtually.   This also required us to change the way we go to market and engage clients, as well as added additional software implementation partners.   For example, we have:

•

Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud applications suite through the acquisition of Jibe Consulting in 2017.  This move quadrupled our Oracle Cloud addressable market and positioned us as a strategic Oracle Cloud applications consultancy.  We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”).   In regard to SAP, we were an early provider of S4 HANA which allowed us to quickly transition our implementation skills and benefit from the SAP migration to the Cloud.

•

Launched Quantum Leap™ (“QL”) – In 2017, we launched our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership. It covers over 100 enterprise process areas, across 20 industry groups on an end-to-end, functional or individual process basis.

•

Launched the Hackett DTP – We have digitized our IP and changed the way we share and deliver our IP with our clients across our benchmarking, advisory, transformation and Cloud Enterprise application solutions. The Hackett DTP accelerates the speed to benefit realization by helping organizations achieve their performance targets through a combination of benchmark metrics, best practices and software configuration and process flow accelerators delivered in a fully automated platform.

•

Expanded our IP as a Service Revenue - We believe our QL and DTP platform should allow us to attract new alliance partners that can leverage our unique benchmarking and best practices IP to help them differentiate and sell their software or services solutions.

•

Expanded Smart Automation Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Workflow Automation, Process Mining and related smart automation technologies.

•

Launched the Hackett Institute and acquired the joint venture interest of our Certified Global Business Services (“CGBS”) Program - We moved our training content to a state-of-the-art learning management system, which we believe is better aligned with our client demands.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our “wedge” or IP-as-a-Service offerings, which includes our Benchmarking and Best Practices Advisory, and our IP led offerings which are enabled by our QL and DTP platforms.

OUR PROPRIETARY BEST PRACTICE IMPLEMENTATION INTELLECTUAL CAPITAL

Hackett uses its proprietary benchmarking enterprise performance metrics and best practices repository intellectual capital to help clients improve their performance. Our benchmark offerings allow our clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance.  This insight results in a proprietary Best Practices Repository, as well as, best practice software configurations, process flows and organizational strategies.  Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow our clients to effect proven sustainable performance improvements.

Our Hackett DTP resulted in a new way to share and leverage our IP in a single platform.  This required us to digitize most of our intellectual capital and the way we shared it with our clients across our benchmarking, advisory, business transformation and Cloud Enterprise application implementation solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings.  It also allows us to engage and support clients more efficiently, remotely, and where appropriate, continuously.

Our Hackett DTP leverages our inventory of Hackett-Certified best practices, observed through benchmark and other business transformation engagements, which correlate best practices with superior performance levels. We utilize Capability Maturity Models to better understand our clients’ capabilities and organizational maturity so that we can determine the level of performance that they can realistically pursue. In addition, we utilize Hackett’s intellectual capital in the form of best practice process flows and software configuration guides to integrate Hackett’s empirically proven best practices directly into business processes and workflows that are enabled by enterprise software applications. The repository of best practice processes and software configuration guides now reside in the new releases of our DTP.  This allows us to utilize our IP on client engagements to ensure that best practices are identified and implemented, whenever possible. This coordinated approach addresses people, processes, information, and technology, all within the framework of our Hackett-Certified best practices.

Because our solutions are based on Hackett-Certified best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett’s solutions deliver enhanced efficiency, improved effectiveness, and reduced implementation risk.

The Hackett DTP often begins with an assessment of a client’s performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett performance metrics database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated workflow automation and organizational design improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits with their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance. This enables clients to streamline and automate key processes and generate performance improvements quickly and efficiently at both the functional and enterprise levels.

Similarly, we integrate Hackett-Certified best practices directly into technology solutions. We believe it is imperative that companies simplify and automate workflows and processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle, SAP and other leading enterprise applications to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of enterprise software applications. Hackett DTP enables the foundation for improved performance.

We believe the combination of optimized processes and workflows, best practice-based business applications and enhanced business analytics environments allow our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help our clients without regard to where they are in their respective performance improvement lifecycle.

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

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted nearly 20,000 benchmark and performance studies over 28 years at over 7,000 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

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

Correspondingly, we remain focused on executing the following strategies:

•

Expanding our brand or market permission to our other offerings. We believe that our long-term growth prospects depend on our ability to extend our unique market permission to help our clients and strategic partners measure their digital transformation opportunity using our proprietary benchmark database into our other offerings. We have started to extend our permission through the strategic relationship that results from our Benchmarking and Best Practices Advisory Programs. However, our most significant growth opportunity is in our ability to extend our brand and market permission into our enterprise transformation and other best practice implementation offerings which create more opportunities to grow revenue per client.

•

Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for its benchmarking metrics and best practice strategies. By building a series of highly complementary on-site and off-site offerings that allow our clients’ access to our IP, which is based on our best practice process and technology implementation insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we provide them a combination of offerings that support their efforts.

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

If our clients need off-site access to our IP and advisors to help them either assess or execute transformation initiatives on their own, they can avail themselves of our Best Practices Advisory Programs or our new IP-as-a-Service offerings. The key is for our clients to know that we can support them strategically by leveraging our unique IP and insights so that we are able to build a strategic relationship which is appropriate for them. We also believe that our clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and their channels.

•

Introduce New IP–centric Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP to help others sell and deliver their offerings.  We have launched a series of such alliances as described below:

We launched a program with ADP that added a dedicated Hackett Best Practices advisory program to ADP’s Vantage HCM solution which has now expanded to cover their Workforce Now offering. Given our continuing investment in QL and DTP platforms, we are in a stronger position to attract new alliance partners and to support and accelerate their sales initiatives as well as and their clients’ continuous improvement efforts.  We believe this capability is unique to Hackett given our strong brand permission, benchmarking capabilities and best practice IP.

•

Continue to expand our QL/DTP Content and Technology. DTP incorporates Hackett intellectual capital into our implementation tools and techniques. For our clients, the end results are tangible cost, performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us to our IP and accelerators. Our objective is to help our clients make smarter business process and software configuration decisions as a result of our methods and knowledge. We are continuously updating our content and tools through benchmarking, enterprise transformation and research activities. Additional updates are also driven by new software releases that drive innovation in business process automation.  We continue to invest in the digitization and integration of our various metrics, best practices and best practice acceleration tools into our QL and DTP platforms.

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

•

Best Practice Research: Empirically based research and insight derived from our Hackett benchmark, performance and transformation studies. Our research provides detailed insights into the most significant proven approaches in use at world-class organizations that yield superior business results.

•

Peer Interaction: Regular member-led webcasts, annual Best Practice Conferences, annual Member Forums, membership performance surveys and client-submitted content provide ongoing peer learning and networking opportunities.

•

Introduction of New Vendor IP- centric Offerings: We are continuing to seek new opportunities through strategic alliances and channels to use our IP to help others sell and deliver their products, such as our IP-as-a-Service offerings and Hackett Institute programs. We continue to look for other potential programs through which to introduce new IP-centric offerings and expand the power and reach of our brand.

•	Benchmarking Services

Our benchmarking group dates back to 1991 and has measured and evaluated the efficiency and effectiveness of enterprise functions for over 7,000 organizations globally. This includes 97% of the Dow Jones Industrials, 94% of the Fortune 100, 70% of the DAX 30 and 51% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified approximately 2,000 best practices for over 100 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•	Business Transformation Practice

Our Business Transformation practices help our clients develop a coordinated digital transformation strategy that allows to achieve meaningful performance improvements across the enterprise. Our experienced teams utilize the Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. We also maintain our procurement (Coupa and SAP Arriba) functionally led groups, as well as Workforce Management groups within this practice.

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

         Our SAP Solutions practice helps clients choose and deploy S4 HANA Cloud applications that best meet their needs and objectives. Our expertise is focused on SAP ERP (with primary focus on Life Sciences and Consumer Goods).  The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

•	OneStream Solutions

Our OneStream practice includes technical and transformational professionals that help clients choose and deploy OneStream XF Platform and Market Place solutions that best meet their needs and objectives in Corporate Performance Management (“CPM”).  The CPM market has responded to OneStream’s unified platform with significant growth and we expect that trend to continue.  To take advantage of this opportunity, Hackett has made significant investments to grow the OneStream practice and we believe that we are strongly positioned as a OneStream strategic provider, having been named a OneStream Diamond Partner.  Our rapid OneStream deployment methodologies enable clients to quickly realize benefits by integrating Hackett best practices and intellectual property into accelerated solutions utilizing OneStream.  This enables world class performance for complex financial consolidation, financial planning, reporting, analytics and data management challenges. The group also offers post-implementation support, change management, exception management, process improvement, robotics process automation, system documentation and end-user training, all of which are designed to enhance return on investment.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2021, 2020 and 2019, our ten most significant clients accounted for 22% of total revenue in each year. In addition, during 2021, 2020 and 2019, our largest client generated 4%, 5% and 4% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. Our primary goal is to continue to increase awareness of our brand which we have created around our Hackett empirical knowledge capital in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients. In our technology practice groups, we have continued to utilize our Hackett intellectual capital as a way to differentiate the relationships we have with the software providers and with our clients. The categories below define our business development resources.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

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

As of December 31, 2021, we had 1,135 associates, excluding subcontractors, 82% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. We do so by encouraging and supporting our associate’s communities and personal volunteer and service programs and social gatherings.

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

ITEM  1A. RISK FACTORS

Our business is subject to risks. The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or our other publicly filed documents.

Business, Market and Strategy Risks

Our results of operations could be negatively affected by global and regional economic conditions.

Global and regional economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. For example, COVID-19 pandemic has created uncertainty in the global economy and could result in a reduction in spending on our services and the geopolitical disruption resulting from the Russian and Ukraine conflict. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2021, our ten largest clients accounted for 22% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation (“GDPR”), imposes stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. In addition, we are also subject to and affected by new state privacy and data security laws such as the recently implemented California Consumer Privacy Act (“CCPA”). The CCPA became effective January 1, 2020 and imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data.  In addition, in 2020 several states introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple country and state laws containing varying requirements could be complicated and costly.  Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Replacement of the London Interbank Offered Rate (“LIBOR”) benchmark  rate could increase our cost of borrowing and interest expense.

LIBOR is used as an interest rate benchmark for establishing the variable rates of interest under our revolving credit facility. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit the rates to calculate LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining LIBOR tenors until June 30, 2023.  It is uncertain whether LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. The consequences of the phase-out of LIBOR cannot be entirely predicted, but could result in new interest rate benchmarks, which could result in an increase in our variable rates of interest and interest expense.

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of December 31, 2021, we had operating leases that expire on various dates through June 2024. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space leases as part of its transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge for certain lease right-of-use assets and certain property, equipment and leasehold improvements for impairment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the Nasdaq Stock Market symbol, "HCKT". The closing sale price for the common stock on March 1, 2022, was $19.91.

As of March 1, 2022, there were 241 holders of record of our common stock and 31,614,513 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 1, 2016, with the Russell 2000 and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 1, 2016.

	12/30/16	12/29/17	12/28/18	12/27/19	1/1/21	12/31/21
The Hackett Group, Inc.	$100.00	$90.68	$93.81	$95.80	$88.61	$129.22
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
2021 Peer Group	$100.00	$83.52	$98.27	$121.14	$107.43	$109.41

The 2021 Peer Group includes Alithya Group Inc. (formerly known as Edgewater Technology, Inc.), Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share. In 2019, 2020 and 2021, the Board of Directors approved an increase in the annual dividend to $0.36 per share, $0.38 per share, and $0.40 per share, respectively.  During 2020, the Board of Directors approved the increase in the frequency of dividend payments from semi-annual to quarterly. During fiscal 2021, we paid the quarterly dividend to shareholders of record on March 26, 2021, June 25, 2021, September 24, 2021, and December 17, 2021, totaling $12.9 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares.  Subsequent to fiscal year end, the Board of Directors increased the annual dividend to $0.44 per share and declared the first quarterly dividend of 2022. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and lawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002.  Repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 31, 2021 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of January 1, 2021				$4,284,275
January 2, 2021 to April 2, 2021	136,627	$15.45	136,627	$2,173,933
April 3, 2021 to July 2, 2021	489,469	$17.58	489,469	$13,570,988	*
July 3, 2021 to October 1, 2021	112,550	$18.68	112,550	$11,468,188
October 2, 2021 to December 31, 2021	10,349	$21.64	10,349	$11,244,241
	748,995	$17.41	748,995

*	During the second quarter of 2021, the Company’s Board of Directors approved an additional share repurchase authorization of $20.0 million.

As of December 31, 2021, the Company’s Board of Directors had approved a cumulative authorization of $167.2 million with cumulative purchases under the plan of $155.9 million, leaving $11.2 million available for future purchases. During the year ended December 31, 2021, the Company repurchased 749 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $13.0 million at an average share price of $17.41, which included 24 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.4 million, or $16.05 per share. All shares repurchased from members of the Board of Directors were approved by the Audit Committee. During the year ended January 1, 2021, the Company repurchased 184 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors for $2.4 million at an average share price of $12.84, which included 37 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.7 million, or $17.43 per share. Subsequent to fiscal year end, we repurchased 31 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.6 million, or $20.50 per share. Including these subsequent purchases, we have approximately $10.6 million available for future purchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million, bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which includes the net settlement of the 2.9 million SARs for a cost of $19.7 million. In 2020, 139 thousand shares were withheld and not issued for a cost of $2.1 million, bringing the total cumulative cash used to repurchase stock in 2020 to $4.5 million.

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We have omitted discussion of fiscal 2019 items and year-to-year comparisons between fiscal years 2020 and 2019 where it would be redundant with the discussion previously included in Part II, Item 7 (MD&A) of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021.

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

Hackett is a strategic advisory firm and a world leader in best practice research, benchmarking and business transformation services which empirically defines and enables world-class enterprise performance. Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through nearly 20,000 benchmark and performance studies over 28 years at over 7,000 of the world’s leading companies.

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

In the following discussion, Strategy and Business Transformation Group includes the results of our North America IP as-a-service offerings, which include our Executive Advisory Programs and Benchmarking Services, and our Business Transformation Practices (S&BT). ERP, EPM and Analytics (EEA) Solutions includes the results of our North America Oracle EEA and SAP Solutions Practices. International includes results of our S&BT and EEA Practices, primarily in Europe.

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Despite the disruption beginning in March 2020, the COVID-19 pandemic did not have a significant impact on our consolidated results of operations during the first quarter of 2020. However, our net revenue and diluted earnings per share were negatively impacted for the remainder of 2020, due to adverse economic conditions as a result of the COVID-19 pandemic. In each of the four quarters of 2021, our net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce our clients' demand for our services.

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

As a response to the COVID-19 pandemic, we implemented plans to manage our costs and preserve cash at the onset of the COVID-19 pandemic. We significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, we reduced our global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of our use of office space for its workforce, we evaluated our existing office leases as part of our transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent that economic conditions do not continue to improve and our business is again disrupted the reinstatement of cost management actions will be considered. Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

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

Critical Accounting Policies and Estimates

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in conformity with generally accepted accounting principles in the United States (“GAAP”). Actual results could differ from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies that have had or are reasonably likely to have a material impact on our financial condition or results of operations. These policies require management to exercise judgment on issues that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Revenue Recognition

Determining revenue recognition requires management to exercise judgment on the interpretation of service contracts which may include one or multiple performance obligations. The judgement management must make include determining whether the control of the goods and services provided are transferred to our customers at a point in time or over the course of the service period utilizing a proportionate performance approach.

In fixed-fee billing arrangements, which would also include contracts with capped fees, we set the fees based on our estimates of the costs and timing for completing the engagements. We generally recognize revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement based on the best available information. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and reasonably estimable.

Allowances for Doubtful Accounts

Periodically, we review accounts receivable to assess our estimates of collectability. When establishing allowances for doubtful accounts, management must base their judgment on the information available at that point in time, which may include historical experiences, current economic trends and client credit worthiness, to determine the likelihood of collectability.

Goodwill and Other Intangible Assets

Goodwill is tested at least annually for impairment. In assessing the recoverability of goodwill management makes estimates regarding market assumptions based on assumptions regarding various factors to determine if impairment tests are met. These estimates contain management’s judgment, using appropriate and customary assumptions available at the time. We performed our annual step one impairment test of our goodwill in the fourth quarter of fiscal 2021 and determined that goodwill was not impaired.

Other intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be fully recoverable. If an evaluation is required, management estimates future undiscounted cash flows associated with the asset and compares this to the asset’s carrying amount to determine if there has been an impairment. Estimates of future undiscounted cash flows are based on management’s view of growth rates for the related business, anticipated future economic conditions and estimates of residual values.

Income Taxes

Management’s judgement is required in the calculation of the income tax provision. Deferred tax assets and liabilities are measured by using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse. A valuation allowance is provided if management believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance may result from a change in circumstances, and therefore a change in management’s judgment about the realizability of the related deferred tax asset.

Management adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return in regards to the de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Please refer to Note 1 “Basis of Presentation and General Information” to our consolidated financial statements included in our Annual Report on Form 10-K for the discussion of all of our critical accounting policies.

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2021 and 2020 ended on December 31, 2021 and January 1, 2021, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations and the percentage relationship to revenue before reimbursements of such results (in thousands, except per share amounts).

	Twelve Months Ended
	December 31,		January 1,
	2021		2021
Revenue:
Revenue before reimbursements	$277,583	100%	$234,810	100%
Reimbursements	1,226	0%	4,672	2%
Total revenue	278,809		239,482

Costs and expenses:
Cost of service:
Personnel costs	165,143	59%	154,327	66%
Non-cash stock compensation expense	6,360		6,255
Acquisition-related compensation expense (benefit)	11		50
Acquisition-related non-cash stock compensation expense	406		1,064
Reimbursable expenses	1,226		4,672
Total cost of service	173,146		166,368

Selling, general and administrative costs	54,815	20%	50,586	22%
Non-cash stock compensation expense	3,356		2,421
Amortization of intangible assets	1,016		977
Total selling, general, and administrative expenses	59,187	21%	53,984	23%

Restructuring charges and asset impairments	-		10,488
Total costs and operating expenses	232,333		230,840
Income from operations	46,476	17%	8,642	4%
Other expense:
Interest expense	(95)		(126)
Income from continuing operations before income taxes	46,381	17%	8,516	4%
Income tax expense	4,829	2%	2,871	1%
Income from continuing operations (net of taxes)	41,552		5,645
Loss from discontinued operations	(7)		(172)
Net income	$41,545	15%	$5,473	2%

Diluted net income per common share	$1.26		$0.17

Comparison of 2021 to 2020

Overview. For fiscal year 2021, revenue before reimbursements increased 18% to $277.6 million, as compared to fiscal year 2020. Fiscal year 2021 results included a $5.3 million software sale transaction which was recorded in the second quarter of 2021 and a tax benefit for the exercise of 2.9 million SARs which was recorded in the fourth quarter of 2021. Together, these items positively impacted dilutive earnings per share by $0.33.

Fiscal 2020 results included restructuring charges for the reduction of staff in the U.S. and Europe and the impairment of our operating lease right-of-use assets and certain property, equipment and leasehold improvements relating to the reduction in office space as we have transitioned towards a remote work environment. Together, these items negatively impacted dilutive earnings per share by $0.24.

Revenue. We are a global company with operations primarily in the United States and Western Europe.  Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2021 and 2020. Revenue is analyzed based on geographic location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Year Ended
	December 31,	January 1,
	2021	2021
S&BT	$108,244	$88,655
EEA	145,631	122,618
International	23,708	23,537
Revenue from continuing operations before reimbursement	$277,583	$234,810

Our total Company revenue from continuing operations and before reimbursements increased 18%, to $277.6 million in 2021, as compared to $234.8 million in 2020. The 2021 revenue growth includes a $5.3 million software sale transaction which was recorded in the second quarter of 2021. Net revenue in 2020 were affected from the economic disruption of the COVID-19 pandemic. In addition, in each of the four quarters of 2021, our net revenue and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions.

In 2021 and 2020, no customer accounted for more than 5% of our total revenue.

S&BT net revenue from continuing operations increased 22% in 2021, to $108.2 million, as compared to $88.7 million in 2020 due to increased rates and increased utilization driven by the improved demand for enterprise digital transformation initiatives experienced since the end of third quarter of 2020.

EEA net revenue from continuing operations increased 19% in 2021, to $145.6 million, as compared to $122.6 million in 2020, primarily driven by strong growth across all practices driven by increased demand. In addition, net revenue in 2021 included a $5.3 million software sale transaction which was recorded in the second quarter of 2021. EEA excluding the software sale transaction was $140.4 million.

Hackett international net revenue from continuing operations increased 1% in 2021, as compared to 2020. Europe continues to be impacted by lengthened client decision-making from economic uncertainty, which has been further impacted by the COVID-19 pandemic.  Total Company international net revenue from continuing operations accounted for 9% of our total revenue in 2021, as compared to 10% in 2020.

Reimbursable expenses are project and travel-related expenses passed through to a client with no margin associated with them. Reimbursable expenses as a percentage of net revenue were 0% in 2021, as compared to 2% in 2020. The low percentage of reimbursements to net revenue in 2021 and 2020 is running lower than historical rates and is directly attributable to the decreases in travel requirements resulting from the COVID-19 pandemic and the transition to a more remote service-based delivery model during 2021 and 2020. Reimbursements are project travel-related expenses passed through to a client with no associated impact to gross margins or profitability.

Cost of Service. Cost of service primarily consists of salaries, benefits and incentive compensation for consultants and subcontractor fees; acquisition-related cash and stock compensation costs; non-cash stock compensation expense; and reimbursable expenses associated with projects.

Personnel costs from continuing operations increased 7%, to $165.1 million in 2021, from $154.3 million in 2020. The higher costs were primarily a result of increased hiring and utilization of subcontractors to support revenue growth in 2021, as well as increases in incentive compensation accruals commensurate with Company performance. Personnel costs before reimbursable expenses and as a percentage of revenue before reimbursements was 59% in 2021, as compared to 66% in 2020.

Non-cash stock compensation expense from continuing operations was $6.4 million in 2021 and $6.3 million in 2020.  See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Acquisition related non-cash stock compensation expense in 2021 and 2020 related to equity awards issued in relation to acquisitions.

Selling, General and Administrative (“SG&A”). SG&A costs from continuing operations, excluding non-cash compensation expense, acquisition related costs and the amortization of intangible assets increased 8% to $54.8 million in 2021, from $50.6 million in 2020. This increase was primarily due to higher sales commissions and incentive compensation accruals associated with increased Company performance. SG&A costs as a percentage of revenue before reimbursements were 20% in 2021 and 22% in 2020.

Non-cash compensation expense included in total SG&A increased to $3.4 million in 2021, as compared to $2.4 million in 2020 due to increased Company performance. See Note 10, “Stock Based Compensation” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Amortization expense was $1.0 million in both 2021 and 2020. The amortization expense in both periods related to the amortization of the intangible assets acquired in our acquisitions and joint venture in 2017. The intangible assets related to the acquisitions will continue to amortize until 2022 and the intangible asset related to the joint venture completed amortizing in 2021.

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

Interest Expense. In 2021 and 2020, we recorded interest expense of $95 thousand and $126 thousand, respectively. There was no outstanding debt in 2021 or 2020.

Income Taxes. During 2021, we recorded $4.8 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 10.4% from continuing operations. During 2020, we recorded $2.9 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 33.7% from continuing operations. The decrease in the tax rate for 2021 was primarily due to a tax benefit resulting from the exercise of 2.9 million SARs. The tax rate in 2020 included restructuring charges impacting countries with lower statutory income tax rates and changes in our overall profitability due to the impact of the COVID-19 pandemic.

Discontinued Operations. The discontinued operations related to the discontinuance of our European REL Working Capital group in 2018.

Liquidity and Capital Resources

As of December 31, 2021 and January 1, 2021, we had $45.8 million and $49.5 million, respectively, of cash and no outstanding debt under our credit facility. We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility), and cash flows generated by operations will be enough to fund our cash requirements, including working capital, debt payments, lease obligations and capital expenditure for at least the next twelve months and beyond. We may decide to raise additional funds to support expansion, to develop new or enhance products and services, to respond to competitive pressures to return capital to shareholders or to acquire complementary businesses or technologies. There is no assurance, however, that additional financing will be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 31,	January 1,
	2021	2021
Cash flows provided by operating activities	$46,353	$44,061
Cash flows used in investing activities	$(3,242)	$(1,893)
Cash flows used in financing activities	$(46,739)	$(18,715)

Cash Flows from Operating Activities

Net cash provided by operating activities was $46.4 million in 2021, as compared to $44.1 million in 2020. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and an increase in contract liabilities and incentive compensation, partially offset by increased accounts receivable and contract assets.   In 2020, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and decreased account receivables and contract assets, partially offset by lower accrued expenses and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million in 2021, as compared to $1.9 million in 2020. During 2021 and 2020, cash flows from investing activities included investments related to the continued development of our Quantum Leap benchmark technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $46.7 million in 2021, as compared to $18.7 million in 2020. The usage of cash in 2021 was primarily related to the repurchase of Company common stock under our share repurchase program of $13.0 million, employee net vesting related tax withholding requirements of $21.6 million, including the exercise of 2.9 million SARs, and dividend payments of $12.9 million. The usage of cash in 2020 was primarily related to dividend payments of $14.9 million, the repurchase of Company common stock under our share repurchase program of $2.4 million and employee net vesting related tax withholding requirements of $2.1 million.

Material Cash Requirements

Debt Payments and Lease Obligations

As of December 31, 2021, we did not have any outstanding borrowings under our revolving line of credit, leaving us with borrowing capacity of approximately $45.0 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

There were no material capital commitments as of December 31, 2021. The following table summarizes our future principal payments under our future lease commitments under our non-cancelable operating leases as of December 31, 2021 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year
Operating lease obligations	$3,871	$2,299	$1,572

Capital Expenditures

There were no material commitments for capital expenditures as of December 31, 2021.  Our capital expenditures primarily consist of investments related to the continued development of our Quantum Leap benchmark technologies and laptop purchases. During the years ended December 31, 2021, and January 1, 2021, our capital expenditures were $3.2 million and $1.9 million, respectively. We expect capital expenditures for the year ended December 30, 2022, to approximate the capital expenditures in 2021.

Taxes

Cash paid for income taxes was $9.1 million and $4.7 million for the years ended December 31, 2021, and January 1, 2021, respectively.  As a result of a tax deduction related to the exercise of 2.9 million SARs in 2021, we recorded an income tax receivable as of December 31, 2021, of $3.4 million, as compared to an income tax liability as of January 1, 2021 of $2.3 million. See Note 9, “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Dividends and Share Repurchases

During the fiscal year 2021, our Board of Directors approved four quarterly dividends payments of $0.10 per share totaling $12.9 million. Subsequent to year end, the Board of Directors approved a 10% increase in the quarterly dividend payments from $0.10 per share to $0.11 per share. We expect dividend payments in 2022 to be approximately $14.0 million.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. During 2021, we repurchased 749 thousand shares of common stock at an average price per share of $17.41, for a total cost of $13.0 million. As of December 31, 2021, we had $11.2 million share repurchase authorization remaining. Subsequent to fiscal year end, we repurchased 31 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.6 million, or $20.50 per share. Including these repurchases, we had approximately $10.6 million available for future repurchases under the plan as of March 4, 2022.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf.  In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million, bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which includes the net settlement of the 2.9 million SARs for a cost of $19.7 million. In 2020, 139 thousand shares were withheld and not issued for a cost of $2.1 million, bringing the total cumulative cash used to repurchase stock in 2020 to $4.5 million.

 Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the credit facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the credit facility will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our credit facility would not have had a material impact on our 2021 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. We recognized income related to foreign currency exchange of $0.1 million, $49 thousand, and $0.1 million in 2021, 2020 and 2019, respectively. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 31, 2021, and January 1, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We identified the measurement of progress for the purpose of revenue recognition under fixed-fee billing arrangements as a critical audit matter. Auditing management’s assumptions to estimate total engagement revenue and cost of services for the contract performance obligations used to recognize revenue for fixed-fee billing arrangements, involved a high degree of subjectivity and increased audit effort.

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

Miami, Florida

March 4, 2022

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	January 1,
	2021	2021
ASSETS
Current assets:
Cash	$45,794	$49,455
Accounts receivable and contract assets, net of allowance of $2,702 and $605 at December 31, 2021 and January 1, 2021, respectively	50,616	32,778
Prepaid expenses and other current assets	5,766	2,599
Total current assets	102,176	84,832
Property and equipment, net	18,026	18,158
Other assets	620	1,680
Goodwill	85,070	85,297
Operating lease right-of-use assets	1,649	2,578
Total assets	$207,541	$192,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,677	$6,098
Accrued expenses and other liabilities	30,297	25,084
Contract liabilities	14,616	8,765
Operating lease liabilities	2,299	2,620
Total current liabilities	54,889	42,567
Deferred tax liability, net	7,325	5,588
Operating lease liabilities	1,474	3,503
Total liabilities	63,688	51,658
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 59,631,003 and 57,600,158 shares issued at December 31, 2021 and January 1, 2021, respectively	60	58
Additional paid-in capital	300,288	312,039
Treasury stock, at cost, 28,357,145 and 27,609,752 shares at December 31, 2021 and January 1, 2021, respectively	(157,294)	(144,254)
Retained earnings (accumulated deficit)	11,272	(17,388)
Accumulated other comprehensive loss	(10,473)	(9,568)
Total shareholders' equity	143,853	140,887
Total liabilities and shareholders' equity	$207,541	$192,545

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Revenue:
Revenue before reimbursements	$277,583	$234,810	$260,837
Reimbursements	1,226	4,672	21,635
Total revenue	278,809	239,482	282,472
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,766, $7,319 and $4,785 of stock compensation expense in 2021, 2020 and 2019, respectively)	171,920	161,696	164,044
Reimbursable expenses	1,226	4,672	21,635
Total cost of service	173,146	166,368	185,679
Selling, general and administrative costs (includes $3,356, $2,421 and $2,931 of stock compensation expense in 2021, 2020 and 2019, respectively)	59,187	53,984	62,074
Restructuring charges and asset impairments	—	10,488	4,514
Acquisition-related contingent consideration liability	—	—	(1,133)
Total costs and operating expenses	232,333	230,840	251,134
Operating income	46,476	8,642	31,338
Other expense:
Interest expense	(95)	(126)	(311)
Income from continuing operations before income taxes	46,381	8,516	31,027
Income tax expense	4,829	2,871	7,744
Income from continuing operations	41,552	5,645	23,283
Loss from discontinued operations (net of taxes)	(7)	(172)	(6)
Net income	$41,545	$5,473	$23,277
Basic net income per common share:
Income per common share from continuing operations	$1.38	$0.19	$0.78
Loss per common share from discontinued operations	(0.00)	$(0.01)	$(0.00)
Basic net income per common share	$1.38	$0.18	$0.78

Diluted net income per common share:
Income per common share from continuing operations	$1.26	$0.17	$0.72
Loss per common share from discontinued operations	(0.00)	$(0.00)	$(0.00)
Diluted net income per common share	$1.26	$0.17	$0.72

Weighted average common shares outstanding	30,021	29,988	29,805
Weighted average common and common equivalent shares outstanding	32,883	32,405	32,453

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Net income	$41,545	$5,473	$23,277
Foreign currency translation adjustment, net of income taxes	(905)	982	844
Total comprehensive income	$40,640	$6,455	$24,121

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional				Accumulated
	Common Stock		Paid in	Treasury Stock		Retained	Other	Total
						Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Loss	Equity
Balance at December 28, 2018	56,608	$57	$296,955	(27,086)	$(136,604)	$(25,424)	$(11,394)	$123,590
Issuance of common stock, net	573	1	(1,717)	—	—	—	—	(1,716)
Treasury stock purchased	—	—	—	(339)	(5,283)	—	—	(5,283)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	8,469	—	—	—	—	8,469
Dividends declared	—	—	—	—	—	(11,567)	—	(11,567)
Net income	—	—	—	—	—	23,277	—	23,277
Foreign currency translation	—	—	—	—	—	—	844	844
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock, net	415	—	(1,451)	—	—	—	—	(1,451)
Treasury stock purchased	—	—	—	(184)	(2,367)	—	—	(2,367)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,783	—	—	—	—	9,783
Dividends declared	—	—	—	—	—	(9,147)	—	(9,147)
Net income	—	—	—	—	—	5,473	—	5,473
Foreign currency translation	—	—	—	—	—	—	982	982
Balance at January 1, 2021	57,596	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock, net	2,035	2	(20,812)	—	—	—	—	(20,810)
Treasury stock purchased	—	—	—	(749)	(13,040)	—	—	(13,040)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,061	—	—	—	—	9,061
Dividends declared	—	—	—	—	—	(12,885)	—	(12,885)
Net income	—	—	—	—	—	41,545	—	41,545
Foreign currency translation	—	—	—	—	—	—	(905)	(905)
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Cash flows from operating activities:
Net income	$41,545	$5,473	$23,277
Plus loss from discontinued operations, net of taxes	(7)	(172)	(6)
Net income from continuing operations	41,552	5,645	23,283
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	3,361	3,502	3,206
Amortization expense	1,016	977	1,036
Impairment of assets	—	3,885	1,180
Amortization of debt issuance costs	45	69	91
Provision for doubtful accounts	374	342	1,111
Gain on foreign currency transactions	(130)	(49)	(90)
Non-cash stock compensation expense	10,122	9,740	7,716
Deferred income tax (benefit) expense	1,469	(1,438)	999
Changes in assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable and contract assets	(18,241)	16,876	4,262
(Increase) decrease in prepaid expenses and other assets	(2,153)	261	1,450
Increase (decrease) in accounts payable	1,580	(2,397)	1,065
Increase (decrease) in accrued expenses and other liabilities	7,365	6,820	(2,944)
Net cash provided by operating activities of continuing operations	46,360	44,233	42,365
Net cash used in operating activities of discontinued operations	(7)	(172)	(4)
Net cash provided by operating activities	46,353	44,061	42,361
Cash flows from investing activities:
Purchases of property and equipment	(3,242)	(1,893)	(4,568)
Cash consideration paid for acquisitions	—	—	(1,010)
Net cash used in investing activities	(3,242)	(1,893)	(5,578)
Cash flows from financing activities:
Proceeds from borrowings	—	—	1,000
Payment of debt borrowings	—	—	(7,500)
Debt issuance costs	(4)	(21)	—
Dividends paid	(12,885)	(14,937)	(11,196)
Proceeds from issuance of common stock	755	751	806
Repurchases of common stock	(34,605)	(4,508)	(7,807)
Net cash used in financing activities	(46,739)	(18,715)	(24,697)
Effect of exchange rate on cash	(33)	48	60
Net (decrease) increase in cash	(3,661)	23,501	12,146
Cash at beginning of year	49,455	25,954	13,808
Cash at end of year	$45,794	$49,455	$25,954
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,103	$4,651	$5,805
Cash paid for interest	$57	$57	$231
Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of Jibe Consulting and Aecus Limited	$-	$-	$973
Dividend declared during the year and paid the following year	$-	$-	$5,791

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2021, 2020, and 2019 ended on December 31, 2021, January 1, 2021, and December 27, 2019, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash

The Company considers depository accounts and all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such balances may be in excess of the F.D.I.C. insurance limits.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years.   In 2019, 2020 and 2021, the Company’s Board of Directors approved an increase in the annual dividend to $0.36 per share, $0.38 per share, and to $0.40 per share, respectively.  During 2021, the Company funded four quarterly dividend payments. Subsequent to 2021, the Company’s Board of Directors approved the increase in the annual dividend from $0.40 to $0.44 per share to be paid on a quarterly basis and declared the first quarterly dividend of 2022. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

The Company performed its annual step one impairment test of goodwill in the fourth quarter of fiscal years 2021 and 2020 and determined that goodwill was not impaired. The carrying amount and activity of goodwill attributable to The Hackett Group and Hackett Technology Solutions was as follows (in thousands):

		Hackett
	The Hackett	Technology
	Group	Solutions	Total
Balance at December 27, 2019	$43,906	$40,672	$84,578
Foreign currency translation adjustment	719	—	719
Balance at January 1, 2021	44,625	40,672	85,297
Foreign currency translation adjustment	(227)	—	(227)
Balance at December 31, 2021	$44,398	$40,672	$85,070

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 31,	January 1,
	2021	2021
Gross carrying amount	$27,269	$27,269
Accumulated amortization	(27,110)	(26,092)
Foreign currency translation adjustment	—	(7)
	$159	$1,170

All of the Company’s intangible assets are expected to be fully amortized in 2022.  For the years ended December 31, 2021, January 1, 2021 and December 27, 2019, the Company recorded $1.0 million of amortization expense in each year. The estimated future amortization expense of intangible assets as of December 31, 2021 is $0.2 million in 2022.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the 12 months ended December 31, 2021, the Company recognized $8.3 million of revenue as a result of changes in the contract liability balance, as compared to $9.2 million for the twelve months ended January 1, 2021.

The following table reflects the Company’s disaggregation of revenue before reimbursements from continuing operations for the twelve months ended December 31, 2021, and January 1, 2021:

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Consulting	$267,282	$228,080	$257,423
Software license sales	10,301	6,730	3,414
Revenue before reimbursements from continuing operations	$277,583	$234,810	$260,837

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 31, 2021, and January 1, 2021, the Company had $1.6 million, and $1.5 million, respectively, of deferred commissions, of which $1.0 million and $1.5 million was amortized during the 12 months ended December 31, 2021 and January 1, 2021, respectively.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

As of December 31, 2021, and January 1, 2021, the Company did not have any carrying amounts of the major classes of assets and liabilities presented in discontinued operations in its consolidated balance sheet.

The following table presents the gain and loss results for the Company’s discontinued operations (in thousands):

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Revenue:
Revenue before reimbursements	$-	$-	$75
Reimbursements	—	—	17
Total revenue	—	—	92
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses	7	8	28
Reimbursable expenses	—	—	17
Total cost of service	7	8	45
Selling, general and administrative costs	—	165	52
Total costs and operating expenses	7	173	97
Loss from discontinued operations before income taxes	(7)	(173)	(5)
Income tax (benefit) expense	—	(1)	1
Loss from discontinued operations	$(7)	$(172)	$(6)

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Basic weighted average common shares outstanding	30,021,097	29,988,244	29,804,721
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	529,535	212,496	307,422
Common stock issuable upon the exercise of stock options and SARs	2,331,976	2,203,796	2,340,450
Dilutive weighted average common shares outstanding	32,882,608	32,404,536	32,452,593

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable and accrued expenses and other liabilities. As of December 31, 2021 and January 1, 2021, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2021, 2020, and 2019 no customer accounted for more than 5% of total revenue.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 providing guidance to reduce complexity in certain areas of accounting for income taxes.  The new guidance is effective fiscal years beginning after December 15, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	December 31,	January 1,
	2021	2021
Accounts receivable	$30,732	$23,898
Contract assets (unbilled revenue)	22,586	9,485
Allowance for doubtful accounts	(2,702)	(605)
	$50,616	$32,778

Accounts receivable as of December 31, 2021, and January 1, 2021, is net of uncollected advanced billings. Contract assets as of December 31, 2021, and January 1, 2021 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Property and Equipment, net

	December 31,	January 1,
	2021	2021
Equipment	$9,867	$9,234
Software	36,187	33,591
Leasehold improvements	997	997
Furniture and fixtures	556	556
	47,607	44,378
Less accumulated depreciation	(29,581)	(26,220)
	$18,026	$18,158

Depreciation expense for the years ended December 31, 2021, January 1, 2021, and December 27, 2019, was $3.4 million, $3.5 million, and $3.2 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,	January 1,
	2021	2021
Accrued compensation and benefits	$7,730	$6,696
Deferred employer's payroll taxes	1,780	3,560
Accrued bonuses	13,753	4,767
Restructuring liability	740	2,292
Accrued sales, use, franchise and VAT tax	1,783	2,550
Non-cash stock compensation accrual	1,357	295
Income tax payable	—	2,308
Other accrued expenses	3,154	2,616
Total accrued expenses and other liabilities	$30,297	$25,084

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company has recorded an income tax receivable of $3.4 million to prepaid expenses and other current assets on the consolidated balance sheet.

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

During 2019, the Company recorded restructuring charges of $3.3 million, which was primarily related to the reduction of staff in Europe and Australia. In addition, as a result of the decline in the Europe market and management’s efforts to focus on resources within the markets that provide the Company with the strongest growth opportunity, in 2019 the Company made the determination that the remaining investment in its Hackett Institute Enterprise Analytics Program was impaired and recorded an asset impairment of $1.2 million. See Note 7 for further discussion.

The Company did not record any restructuring charges or asset impairments in 2021.

The following table summarizes the costs incurred in connection with the 2020 and 2019 restructuring charges and asset impairments (in thousands):

	Twelve Months Ended
	January 1,	December 27,
	2021	2019
Employee related costs	$5,710	$2,912
Lease right-of-use asset impairment charges	3,545	-
Property, equipment and lease improvement impairment charges	340	1,180
Other lease related restructuring costs	893	422
Total	$10,488	$4,514

The following table summarizes the Company’s restructuring activities recorded in accrued expenses and other liabilities (in thousands):

	Employee Related	Exit, Closure and Consolidation
	Costs	of Facilities	Total
Accrual balance at December 27, 2019	$1,247	$337	$1,584
Restructuring charge	5,710	893	6,603
Cash paid	(5,874)	(21)	(5,895)
Accrual balance at January 1, 2021	$1,083	$1,209	$2,292
Cash paid	(1,013)	(539)	(1,552)
Accrual balance at December 31, 2021	$70	$670	$740

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments (continued)

The weighted average remaining lease term is 1.0 year.   The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended December 31, 2021, the Company paid $2.6 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through December 2024. Lease expense for the years ended December 31, 2021, January 1, 2021, and December 27, 2019, was $1.0 million, $2.5 million and $2.8 million, respectively. The components of lease expense during the fiscal years ended December 31, 2021, January 1, 2021, and December 27, 2019, all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 31, 2021, are as follows (in thousands):

Rental
Payments
2022	$2,299
2023	987
2024	585
Thereafter	—
Total	$3,871

As of December 31, 2021, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 31, 2021, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fee as of December 31, 2021, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 31, 2021, the Company was in compliance with all covenants.

The Company incurred $4 thousand and $21 thousand of incremental debt issuance costs in 2021 and 2020 as a result of the credit agreement discussions and the 2020 extension. No debt issue costs were incurred in 2019. As of December 31, 2021, the Company had $47 thousand of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility. These costs are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

As of December 31, 2021, and January 1, 2021, the Company did not have any outstanding debt balance on the Revolver.  During fiscal 2019, the Company borrowed $1.0 million and paid down $7.5 million, leaving no outstanding balance as of December 27, 2019.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in the light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2017 and all significant state, local and foreign matters have been concluded for years through 2016.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Domestic	$41,641	$10,046	$33,072
Foreign	4,740	(1,530)	(2,045)
Income from continuing operations before income taxes	$46,381	$8,516	$31,027

The components of income tax expense  from continuing operations are as follows (in thousands):

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Current tax expense
Federal	$2,043	$3,125	$5,451
State	663	810	1,032
Foreign	654	374	262
	3,360	4,309	6,745
Deferred tax expense (benefit)
Federal	765	(769)	425
State	303	(81)	670
Foreign	401	(588)	(96)
	1,469	(1,438)	999
Income tax expense from continuing operations	$4,829	$2,871	$7,744

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
U.S. statutory income tax expense rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax expense	1.6	6.8	4.3
Valuation reduction	0.1	(0.6)	1.2
Meals and entertainment	—	0.6	0.5
Foreign rate differential	0.3	0.9	—
Share based compensation	(13.2)	2.4	(1.3)
Purchase accounting	—	—	(0.8)
Foreign exchange loss	(0.1)	0.2	0.2
Other, net	0.7	2.4	(0.1)
Effective tax rate	10.4%	33.7%	25.0%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 31,	January 1,
	2021	2021
Deferred income tax assets:
Allowance for doubtful accounts	$681	$169
Net operating loss and tax credits carryforward	2,562	3,485
Accrued expenses and other liabilities	5,014	5,575
	8,257	9,229
Valuation allowance	(1,602)	(1,558)
	6,655	7,671
Deferred income tax liabilities:
Depreciation	(4,015)	(3,989)
Tax over book amortization on goodwill and intangibles	(9,548)	(8,966)
Other items	(417)	(304)
	(13,980)	(13,259)
Net deferred income tax liability	$(7,325)	$(5,588)

As of December 31, 2021, the Company had $0.9 million of U.S. state net operating loss carryforwards. Additionally, at December 31, 2021, the Company had $7.0 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia. A significant amount of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. At December 31, 2021, and January 1, 2021, the Company had a valuation allowance of $1.6 million to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries as of December 31, 2021, was approximately $5.4 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 31, 2021, and January 1, 2021, the total amount of accrued income tax-related interest and penalties was $179 thousand and $167 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740 liability during the years ended December 31, 2021 and January 1, 2021 (in thousands):

	Year Ended
	December 31,	January 1,
	2021	2021
Beginning balance	$425	$413
Additions based on tax positions	12	12
Ending balance	$437	$425

As of December 31, 2021, and January 1, 2021,  the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.4 million for both periods was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 31, 2021 and January 1, 2021 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share-based compensation included in net income for the years ended December 31, 2021, January 1, 2021, and December 27, 2019, is as follows:

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Restricted stock units	$9,716	$8,676	$6,762
Common stock subject to vesting requirements	406	1,064	954
	$10,122	$9,740	$7,716

The number of shares available for future issuance under the Company's stock plans as of December 31, 2021, were 1,162,406. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the fair value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years.  Stock option activity under the Company’s stock option plans for the year ended December 31, 2021, is summarized as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	180,000	$4.00
Exercised	(150,000)	4.00
Forfeited or expired	—	—
Outstanding as of December 31, 2021	30,000	$4.00	0.64	$495,900
Exercisable at December 31, 2021	30,000	$4.00	0.64	$495,900

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Stock Based Compensation (continued)

A summary of the Company’s stock option activity for the years ended January 1, 2021, and December 27, 2019, was as follows:

	January 1, 2021		December 27, 2019
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	180,000	$4.00	180,167	$4.00
Exercised	—	—	—	—
Forfeited or expired	—	—	(167)	3.63
Outstanding at end of year	180,000	$4.00	180,000	$4.00
Exercisable at end of year	180,000	$4.00	180,000	$4.00

The intrinsic value of the options that were exercised in 2021 was $2.4 million.

SAR activity for the year ended December 31, 2021, was as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of January 1, 2021	2,916,563	$4.00	1.10
Exercised	2,916,563	$4.00	—
Expired	—	—	—
Outstanding as of December 31, 2021	—	—	—
Exercisable at December 31, 2021	—	—	—

The intrinsic value of the SARs that were exercised in 2021 was $46.1 million.

The fair value of the SARs and stock options is estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three -year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 31, 2021, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2021	1,191,504	16.47
Granted	516,224	15.16
Vested	(467,042)	16.51
Forfeited	(65,520)	15.94
Nonvested balance as of December 31, 2021	1,175,166	$15.89

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

The Company recorded restricted stock units-based compensation expense of $9.7 million, $8.7 million and $6.8 million in 2021, 2020, and 2019 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 31, 2021, there was $9.2 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 31, 2021, was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of January 1, 2021	67,151	$18.51
Vested	(57,779)	18.86
Forfeited	(6,427)	16.26
Nonvested balance as of December 31, 2021	2,945	$16.17

Common stock subject to vesting requirements of $1.0 million was issued in 2019 in relation to acquisitions. These shares are subject to up to a four-year vesting period.

The Company recorded compensation expense of $0.4 million, $1.1 million and $1.0 million, during the years ended December 31, 2021, January 1, 2021, and December 27, 2019, respectively, related to common stock subject to vesting requirements.

As of December 31, 2021, there was $27 thousand of total stock-based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six -month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually.  In 2017, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2023, from July 1, 2018 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 279,606 at that time.  As of year-end 2021, a total of 32,069 shares of common stock were available for purchase under the plan. For plan years 2021, 2020 and 2019, 41,504 shares, 56,679 shares and 51,548 shares, respectively, were issued for total proceeds of $0.8 million in each year. On February 17, 2022, the Company’s Board of Directors approved an extension of the Employee Stock Purchase Plan to July 1, 2028 from July 1, 2023 and added an additional 250,000 shares of common stock, subject to the Company’s shareholders approval in May 2022.

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock. Since the inception of the repurchase plan, the Board of Directors approved the repurchase of an additional $162.2 million of the Company’s common stock, thereby increasing the total program size to $167.2 million as of December 31, 2021. As of December 31, 2021, the Company had affected cumulative purchases under the plan of $155.9 million, leaving $11.2 million available for future purchases. There is no expiration of the authorization.  Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

During 2021 and 2020, the Company repurchased 749 thousand and 184 thousand shares of its common stock, respectively, at an average price per share of $17.42 and $12.84, respectively, for a total cost of $13.0 million and $2.4 million, respectively. As of December 31, 2021, and January 1, 2021, the Company had repurchased under the plan inception to date 28.3 million and 27.6 million shares of its common stock, respectively, at an average price of $5.51 per share and $5.19 per share, respectively. During 2021, the Company repurchased 24 thousand shares of its common stock from members of its Board of Directors for $0.4 million or $16.05 per share.  The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.

The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which includes the net exercise of the SARs and options as discussed in Note 10. In 2020, 139 thousand shares were withheld and not issued for a cost of $2.1 million, bringing the total cumulative cash used to repurchase stock in 2020 to $4.5 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. In 2019, the Company increased the annual dividend to $0.36 per share to be paid on a semi-annual basis which resulted in aggregate dividends of $11.2 million each paid to shareholders of record on July 10, 2019, and December 20, 2019, respectively. The second semi-annual dividend declared in December 2019 of $5.8 million, was paid in January 2020. In 2020, the Company increased the annual dividend to $0.38 per share to be paid on a quarterly basis which resulted in aggregate dividends of $9.1 million paid to shareholders of record on June 30, 2020, September 25, 2020, and December 18, 2020, all of which were paid in 2020. In 2021, the Company increased the annual dividend to $0.40 per share to be paid on a quarterly basis which resulted in aggregate dividends of $12.9 million paid to shareholders of record on March 26, 2021, June 25, 2021, September 24, 2021, and December 17, 2021, all of which were paid in 2021. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to December 31, 2021, the Company increased its annual dividend by 10% to $0.44 per share to be paid on a quarterly basis and declared its first quarterly dividend for 2022 of $0.11 per share for shareholders on March 25, 2022, to be paid on April 8, 2022.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. The Company makes matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries.  The Company’s matching contributions were $0.8 million for each of the fiscal years ended December 31, 2021, January 1, 2021 and December 27, 2019, respectively.

13. Transactions with Related Parties

During the year ended December 31, 2021 the Company repurchased 24 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.4 million, or $16.05 per share.  During the year ended January 1, 2021, the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.7 million, or $17.43 per share. Subsequent to the year ended December 31, 2021, the Company repurchased 31 thousand shares of the Company’s stock from members of its Board of Directors for a total of $0.6 million, or $20.50 per share. The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11 for further details.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Geographic and Service Group Information

Revenue, which is primarily based on the country of the Company’s contracting entity is attributed to geographic areas as follows (in thousands):

	Year Ended
	December 31,	January 1,	December 27,
	2021	2021	2019
Revenue:
North America	$254,107	$208,329	$221,823
International (primarily European countries)	23,476	26,481	39,014
Revenue from continuing operations before reimbursement	$277,583	$234,810	$260,837

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 31,	January 1,
	2021	2021
Long-lived assets:
North America	$89,199	$89,087
International (primarily European countries)	16,166	18,626
Total long-lived assets	$105,365	$107,713

As of December 31, 2021 and January 1, 2021 foreign assets included $15.1 million and $15.3 million, respectively, of goodwill related to acquisitions, in fiscal years 2005, 2009 and 2017.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 31, 2021 and January 1, 2021 (in thousands, except per share data):

	Quarter Ended
	April 2, 2021	July 2, 2021	October 1, 2021	December 31, 2021
Revenue from continuing operations before reimbursements	$63,410	$72,997	$71,400	$69,776
Operating income (1)	$8,853	$14,217	$11,405	$12,001
Income from continuing operations before income taxes (1)	$8,828	$14,192	$11,379	$11,982
Loss from discontinued operations (2)	$(7)	$-	$-	$-
Net income (1)	$6,361	$10,532	$8,131	$16,521
Basic net income per common share (3):
Income per common share from continuing operations	$0.21	$0.35	$0.27	$0.55
Loss per common share from discontinued operations (2)	$-	$-	$-	$-
Basic net income per common share	$0.21	$0.35	$0.27	$0.55

Diluted net income (loss) per common share (3):
Income per common share from continuing operations	$0.19	$0.32	$0.25	$0.50
Loss per common share from discontinued operations (2)	$-	$-	$-	$-
Diluted net income per common share	$0.19	$0.32	$0.25	$0.50

	Quarter Ended
	March 27, 2020	June 26, 2020	September 25, 2020	January 1, 2021
Revenue from continuing operations before reimbursements	$65,186	$52,632	$57,769	$59,223
Operating income (loss) (1)	$7,708	$(5,078)	$4,527	$1,485
Income (loss) from continuing operations (1)	$5,535	$(3,933)	$3,143	$900
Loss from discontinued operations (2)	$(8)	$-	$(157)	$(7)
Net income (loss) (1)	$5,527	$(3,933)	$2,986	$893
Basic net income (loss) per common share (3):
Income (loss) per common share from continuing operations	$0.19	$(0.13)	$0.11	$0.03
Loss per common share from discontinued operations (2)	$-	$-	$(0.01)	$-
Basic net income (loss) per common share	$0.19	$(0.13)	$0.10	$0.03

Diluted net income (loss) per common share (3):
Income (loss) per common share from continuing operations	$0.17	$(0.13)	$0.10	$0.03
Loss per common share from discontinued operations (2)	$-	$-	$(0.01)	$-
Diluted net income (loss) per common share	$0.17	$(0.13)	$0.09	$0.03

(1)

The second quarter of 2021 included a $5.3 million software resale transaction. The second quarter of 2020 included restructuring charges of $5.0 million and the fourth quarter of 2020 included asset impairments of $3.9 million and restructuring charges of $1.6 million.

(2)	Discontinued operations relate to the discontinuance of the European based REL Working Capital group in 2018.
(3)

The fourth quarter of 2021 included a tax benefit for the exercise of 2.9 million SARs. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 31, 2021, January 1, 2021, and December 27, 2019

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/		Balance at
Allowance for Doubtful Accounts	of Year	Expense	Write-offs	End of Year
Year Ended December 31, 2021	$605	2,068	29	$2,702
Year Ended January 1, 2021	$743	298	(436)	$605
Year Ended December 27, 2019	$1,441	1,140	(1,838)	$743

ITEM  9.  CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 31, 2021.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 31, 2021, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 4, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Miami, Florida

March 4, 2022

ITEM  9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVEN INSPECTIONS

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

ITEM  11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders.

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2022 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 59.

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

10.2**	Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108640)).
10.3**	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A for the year ended December 30, 2005).
10.4**	Amendment to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).
10.5**	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.6**

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.7**	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.8**	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.9**	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.10**	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.11**	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.12**	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.13**	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.14**	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.15**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.16**	Stock Appreciation Right Agreement dated March 11, 2013 between the Company and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended January 1, 2016).
10.17

Second Amended and Restated Credit Agreement, dated May 9, 2016, among The Hackett Group, Inc., the material domestic subsidiaries of Hackett named on the signature pages there to and Bank of America, N.A., as lender (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended April 1, 2016).

10.18

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated April 1, 2019, among The Hackett Group, Inc., the material domestic subsidiaries of The Hackett Group, Inc. named on the signature pages thereto, and Bank of America, N.A., as lender (incorporated by reference to the Registrant’s Form 10-K for the year ended January 1, 2021).

10.19

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 4, 2022.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2022
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2022
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 4, 2022
David N. Dungan

/s/ Maria Bofill	Director	March 4, 2022
Maria Bofill

/s/ Richard Hamlin	Director	March 4, 2022
Richard Hamlin

/s/ John R. Harris	Director	March 4, 2022
John R. Harris

/s/ Robert A. Rivero	Director	March 4, 2022
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 4, 2022
Alan T. G. Wix