Form 10-Q
period 2022-04-01
HACKETT GROUP, INC.
filed 2022-05-11
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

As of May 5, 2022, there were 31,650,966 shares of common stock outstanding.

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 1,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$47,752	$45,794
Accounts receivable and contract assets, net of allowance of $3,925 and $2,702 at April 1, 2022 and December 31, 2021, respectively	50,514	50,616
Prepaid expenses and other current assets	5,364	5,766
Total current assets	103,630	102,176

Property and equipment, net	18,212	18,026
Other assets	540	620
Goodwill	84,639	85,070
Operating lease right-of-use assets	1,424	1,649
Total assets	$208,445	$207,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,041	$7,677
Accrued expenses and other liabilities	21,981	30,297
Contract liabilities (deferred revenue)	15,863	14,616
Operating lease liabilities	2,073	2,299
Total current liabilities	47,958	54,889
Non-current deferred tax liability, net	8,992	7,325
Operating lease liabilities	1,180	1,474
Total liabilities	58,130	63,688

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,004,457 and 59,631,003 shares issued at April 1, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	301,488	300,288
Treasury stock, at cost, 28,388,144 and 28,357,145 shares April 1, 2022 and December 31, 2021, respectively	(157,929)	(157,294)
Retained earnings	18,303	11,272
Accumulated other comprehensive loss	(11,607)	(10,473)
Total shareholders' equity	150,315	143,853
Total liabilities and shareholders' equity	$208,445	$207,541

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	April 1,	April 2,
	2022	2021
Revenue:
Revenue before reimbursements	$75,108	$63,410
Reimbursements	556	76
Total revenue	75,664	63,486
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,666 and $1,847 of stock compensation expense in 2022 and 2021, respectively)	47,333	41,170
Reimbursable expenses	556	76
Total cost of service	47,889	41,246
Selling, general and administrative costs (includes $933 and $740 of stock compensation expense in 2022 and 2021, respectively)	14,366	13,387
Total costs and operating expenses	62,255	54,633
Income from operations	13,409	8,853

Other expense:
Interest expense	(28)	(25)
Income from operations before income taxes	13,381	8,828
Income tax expense	2,876	2,460
Income from continuing operations	10,505	6,368
Loss from discontinued operations	—	(7)
Net income	$10,505	$6,361

Basic net income per common share:
Income per common share from continuing operations	$0.33	$0.21
Loss per common share from discontinued operations	-	(0.00)
Net income per common share	$0.33	$0.21

Diluted net income per common share:
Income per common share from continuing operations	$0.33	$0.19
Loss per common share from discontinued operations	-	(0.00)
Net income per common share	$0.33	$0.19

Weighted average common shares outstanding:
Basic	31,449	30,207
Diluted	31,844	32,769

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	April 2,
	2022	2021
Net income	$10,505	$6,361
Foreign currency translation adjustment	(1,134)	269
Total comprehensive income	$9,371	$6,630

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	April 1,	April 2,
	2022	2021
Cash flows from operating activities:
Net income	$10,505	$6,361
Plus loss from discontinued operations	—	7
Net income from continuing operations	10,505	6,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	802	874
Amortization expense	144	261
Amortization of debt issuance costs	14	11
Non-cash stock compensation expense	2,599	2,587
(Reversal) provision for doubtful accounts	(23)	137
(Gain) loss on foreign currency translation	(298)	61
Deferred income tax expense	1,643	1,378
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and contract assets	177	(6,091)
Decrease in prepaid expenses and other assets	640	182
Increase (decrease) in accounts payable	363	(1,159)
Decrease in accrued expenses and other liabilities	(11,760)	(4,985)
Increase in contract liabilities	1,248	5,037
Increase in income tax payable	—	1,241
Net cash provided by operating activities	6,054	5,895
Cash flows from investing activities:
Purchases of property and equipment	(993)	(525)
Net cash used in investing activities	(993)	(525)
Cash flows from financing activities:
Debt issuance costs	(10)	—
Repurchase of common stock	(3,066)	(3,716)
Net cash used in financing activities	(3,076)	(3,716)
Effect of exchange rate on cash	(27)	(4)
Net increase in cash and cash equivalents	1,958	1,650
Cash at beginning of period	45,794	49,455
Cash at end of period	$47,752	$51,105
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$1	$(181)
Cash paid for interest	$-	$14

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)	—	—	—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 4, 2022. The consolidated results of operations for the quarter ended April 1, 2022, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter ended April 1, 2022, the Company recognized $6.9 million of revenue as a result of changes in the contract liability balance, as compared to $4.0 million for the quarter ended April 2, 2021.

The following table reflects the Company’s disaggregation of total revenue for the quarters ended April 1, 2022 and April 2, 2021:

	Quarter Ended
	April 1,	April 2,
	2022	2021
Consulting	$74,498	$62,109
Software license sales	1,166	1,301
Total revenue	$75,664	$63,486

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized.  The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 31, 2021, and January 1, 2021, the Company had $1.6 million and $1.5 million, respectively, of deferred commissions, of which $0.4 million and $0.2 million was amortized during the first three months of the year 2022 and 2021, respectively.  No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of April 1, 2022 and December 31, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

COVID-19 Pandemic Impact on the Business

The level of revenue the Company achieves is based on its ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In each of the four quarters of 2021, the Company’s revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce our clients' demand for our services.

The Company continues to actively manage its business to respond to the impact of the COVID-19 pandemic. At the onset of the pandemic, the Company reduced employee headcount and restricted employee travel to only essential business needs. While headcount has increased and some select non-essential travel is being allowed, most of the Company’s employees continue to work remotely from home. The Company is generally following the requirements, recommendation and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation and General Information (continued)

As a response to the ongoing COVID-19 pandemic, the Company has implemented plans to manage its costs and preserve cash at the onset of the COVID-19 pandemic. The Company significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, the Company reduced its global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of its use of office space for its workforce, the Company evaluated its existing office leases as part of the Company’s transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent that economic conditions do not continue to improve and the business is again disrupted, the reinstatement of cost management actions will be considered.  Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	April 1,	April 2,
	2022	2021
Basic weighted average common shares outstanding	31,449,408	30,207,490
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	370,033	264,210
Common stock issuable upon the exercise of stock options and SARs	24,122	2,297,467
Dilutive weighted average common shares outstanding	31,843,563	32,769,167

Approximately 6 hundred shares and 3 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarters ended April 1, 2022 and April 2, 2021, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	April 1,	December 31,
	2022	2021
Accounts receivable	$32,924	$30,732
Contract assets (unbilled revenue)	21,515	22,586
Allowance for doubtful accounts	(3,925)	(2,702)
Accounts receivable and contract assets, net	$50,514	$50,616

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	April 1,	December 31,
	2022	2021
Accrued compensation and benefits	$6,143	$7,730
Deferred employer's payroll taxes	1,780	1,780
Accrued bonuses	5,247	13,753
Accrued dividend payable	3,475	-
Restructuring liability	666	740
Accrued sales, use, franchise and VAT tax	1,515	1,783
Non-cash stock compensation accrual	324	1,357
Other accrued expenses	2,831	3,154
Total accrued expenses and other liabilities	$21,981	$30,297

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company has recorded an income tax receivable of $2.3 million to prepaid expenses and other current assets on the consolidated balance sheet.

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of April 1, 2022, the Company had $0.7 million of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Employee Related	Consolidation
	Costs	of Facilities	Total
Accrual balance at January 1, 2021	1,083	1,209	2,292
Cash paid	(1,013)	(539)	(1,552)
Accrual balance at December 31, 2021	$70	$670	$740
Cash paid	—	(74)	(74)
Accrual balance at April 1, 2022	$70	$596	$666

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

The components of lease expense were as follows for the three months ended April 1, 2022 (in thousands):

Operating lease cost	$257

Total net lease costs	$257

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Leases (continued)

The weighted average remaining lease term is 1 year. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the three months ended April 1, 2022, the Company paid $0.6 million from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of April 1, 2022, were as follows (in thousands):

2022 (excluding the three months ended April 1, 2022)	$1,968
2023	1,017
2024	579
Thereafter	-
Total lease payments	3,564
Less imputed interest	(122)
Total	$3,442

As of April 1, 2022, the Company does not have any additional operating leases that have not yet commenced.

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

As of April 1, 2022 and December 31, 2021, the Company did not have any outstanding balance  under the Revolver.  The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of April 1, 2022, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of April 1, 2022, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions.  As of April 1, 2022, the Company was in compliance with all covenants.

8. Stock Based Compensation

During the three months ended April 1, 2022, the Company issued 682,781 restricted stock units at a weighted average grant-date fair value of $19.24 per share. As of April 1, 2022, the Company had 1,353,549 restricted stock units outstanding at a weighted average grant-date fair value of $17.60 per share. As of April 1, 2022, $18.7 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.7 years.

As of April 1, 2022, the Company had 2,945 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share. As of April 1, 2022, $23 thousand of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.5 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of April 1, 2022, the Company did not have any outstanding SARs. In December 2021, 2.9 million SARs were exercised with an exercise price of $4.00 per share.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the three months ended April 1, 2022, the Company repurchased 31 thousand shares of its common stock at an average price of $20.50 per share for a total cost of $0.6 million.  As of April 1, 2022 the Company had a total authorization remaining of $10.6 million under its repurchase plan with a total authorization of $167.2 million.

During the quarter ended April 2, 2021, the Company repurchased 136 thousand shares of its common stock at an average price of $15.45 per share for a total cost of $2.1 million.

The shares repurchased under the share repurchase plan during the quarter ended April 1, 2022, do not include 126 thousand shares which the Company bought back to satisfy employee net vesting obligations for a cost of $2.4 million. In addition, the shares repurchased under the share repurchase plan during the quarter ended April 2, 2021, do not include 108 thousand shares which the Company bought back to satisfy employee net vesting obligations at a cost of $1.6 million.

Dividend Program

In 2021, the Company increased the annual dividend from $0.38 per share to $0.40 per share to be paid on a quarterly basis and during the first quarter of 2022, the Company further increased the annual dividend to $0.44 per share. During the first quarter of 2022, the Company declared its first quarterly dividend to shareholders of $3.5 million and which was paid in April 2022. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to April 1, 2022, the Company declared its second quarterly dividend in 2022 to be paid in July 2022.

10. Transactions with Related Parties

During the three months ended April 1, 2022, the Company bought back 31 thousand shares of its common stock from members of its Board of Directors for $0.6 million, or $20.50 per share.

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

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	April 1,	April 2,
	2022	2021

United States	$64,392	$55,259
Europe	7,537	5,558
Other (Australia, Canada, India and Uruguay)	3,735	2,669
Total revenue	$75,664	$63,486

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	April 1,	December 31,
	2022	2021
Long-lived assets:
United States	$89,158	$89,199
Europe	15,060	15,584
Other (Australia, Canada, India and Uruguay)	597	582
Total long-lived assets	$104,815	$105,365

As of April 1, 2022 and December 31, 2021, foreign assets included $14.6 million and $15.1 million, respectively, of goodwill related to acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, the impact of the coronavirus (COVID-19) pandemic and our ability to mitigate or manage disruptions posed by COVID-19 pandemic, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine on our business and changes in general economic conditions, inflation, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the COVID-19 pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors” of our Annual Report on Form 10-K. An additional description of our risk factors is described in Part I – Item 1A, “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 have been amplified by the COVID-19 pandemic.

OVERVIEW

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In the first quarter of 2021, our revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020, reflecting a continuation of improved economic conditions.  However, any reversal of these trends or a prolonged economic downturn as a result of the COVID-19 pandemic or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may further reduce our clients’ demand for our services.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations(in thousands and unaudited):

	Quarter Ended
	April 1,	April 2,
	2022	2021
Revenue:
Revenue before reimbursements	$75,108	$63,410
Reimbursements	556	76
Total revenue	75,664	63,486
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,666 and $1,847 of stock compensation expense in 2022 and 2021, respectively)	47,333	41,170
Reimbursable expenses	556	76
Total cost of service	47,889	41,246
Selling, general and administrative costs (includes $933 and $740 of stock compensation expense in 2022 and 2021, respectively)	14,366	13,387
Total costs and operating expenses	62,255	54,633

Income from operations	13,409	8,853
Other expense:
Interest expense	(28)	(25)
Income from continuing operations before income taxes	13,381	8,828
Income tax expense	2,876	2,460
Income from continuing operations (net of taxes)	10,505	6,368
Loss from discontinued operations	—	(7)
Net income	$10,505	$6,361
Diluted net income per common share	$0.33	$0.19

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the first quarter of 2022 and the comparable period of 2021. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended
	April 1,	April 2,
	2022	2021
S&BT	$29,980	$25,759
EEA	37,965	32,192
International	7,719	5,535
Total revenue	$75,664	$63,486

Our Company total revenue increased 19%, to $75.7 million in the first quarter of 2022, as compared to $63.5 million in the same period of 2021. Our revenue before reimbursements and reimbursable expenses were both affected from the economic disruption of the COVID-19 pandemic and as we transitioned to a remote service delivery model throughout the U.S. and Europe. In the first quarter of 2022 one customer accounted for 7% of our total revenue. In the first quarter of 2021, no customer accounted for more than 5% of our total revenue.

S&BT total revenue was $30.0 million during the first quarter of 2022, as compared to $25.8 million in the same period of 2021, reflecting the continued sequential growth since the second quarter of 2020, which includes strong growth from our research advisory offerings.

EEA total revenue was $38.0 million during the first quarter of 2022, as compared to $32.2 million in the same period of 2021, primarily driven by the large ERP and EPM Oracle engagements and continuing growth of our OneStream implementation practice, partially offset by the transition of large SAP year end engagements.

Hackett international total revenue increased 39% in the first quarter of 2022, as compared to the same period in 2021, primarily due to U.S. driven global engagements and strong Hackett Institute sales. The Company’s international total revenue accounted for 10% and 9% of Company total revenue during the first quarters of 2022 and 2021, respectively.

Reimbursements as a percentage of Company total revenue were 0.7% and 0.1% during the first quarters of 2022 and 2021, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. The low level of reimbursements in both periods is directly attributable to the decreases in travel requirements resulting from the COVID-19 pandemic. At this time, due to the immergence of the hybrid operating model, we do not expect reimbursements to return to pre-pandemic levels.

Cost of Service. Cost of service consists of personnel costs before reimbursable expenses, which includes salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash and stock compensation costs, non-cash stock compensation expense, and reimbursable expenses which are travel and other expenses passed through to a client and are associated with projects.

Personnel costs before reimbursable expenses, increased 15%, to $47.3 million, for the first quarter of 2022 from $41.2 million in the same period of 2021. The higher costs were primarily a result of hiring activities and increased utilization of subcontractors to support revenue growth, as well as increases in incentive compensation accruals commensurate with Company performance.  Personnel costs as a percentage of total revenue were 63% for the first quarter of 2022 and 65% for the first quarter of 2021.

Non-cash stock compensation expense, included in personnel costs before reimbursable expenses was $1.7 million for the first quarter of 2022, as compared to $1.6 million for the same period of 2021.

Acquisition related non-cash stock compensation expense, included in personnel costs before reimbursable expenses, was $4 thousand and $248 thousand in 2022 and 2021, respectively, primarily related to equity issued in relation to acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 7%, to $14.4 million, for the first quarter of 2022, as compared to $13.4 million for the same period in 2021. This increase is primarily due to increased incentive compensation accruals commensurate with Company performance. SG&A costs as a percentage of total revenue were 19% and 21% during the first quarters of 2022 and 2021, respectively.

Non-cash stock compensation expense, included in SG&A, was $0.9 million for the first quarter of 2022, as compared to $0.7 million for the same period of 2021. The increase is due to higher incentive compensation accruals commensurate with Company performance.

Amortization expense, included in SG&A, was $0.1 million in the first quarter of 2022, as compared to $0.3 million in the same period in 2021. The amortization expense relates to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions will continue to amortize until the end of the year.

Income Taxes. During the first quarter of 2022, we recorded $2.9 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 22%. In the first quarter of 2021, we recorded $2.5 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 28%.

Liquidity and Capital Resources

As of April 1, 2022, and December 31, 2021, we had $47.8 million and $45.8 million, respectively, classified in cash on the consolidated balance sheets.  We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	April 1,	April 2,
	2022	2021
Cash flows provided by operating activities	$6,054	$5,895
Cash flows used in investing activities	$(993)	$(525)
Cash flows used in financing activities	$(3,076)	$(3,716)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.1 million during the first three months of 2022, as compared to $5.9 million during the same period in 2021. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by the decrease in accrued liabilities and other accruals primarily due to the payout of the 2021 incentive compensation payments. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in contract liabilities and income taxes payable, partially offset by an increase in accounts receivable and contract assets and a decrease in accrued liabilities and other accruals resulting from the payout of 2020 incentive compensation payments.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.0 million during the first three months of 2022, as compared to $0.5 million during the same period in 2021. During both periods, cash flows used in investing activities primarily related to investments for the development of our Quantum Leap benchmark technologies. The investing activities in 2022 also included purchases of computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.1 million and $3.7 million during 2022 and 2021, respectively. The usage of cash in the first three months of both 2022 and 2021 primarily related to the repurchase of $3.1 million and $3.7 million, respectively, of the Company’s common stock.

As of April 1, 2022, we did not have any outstanding borrowings under our revolving line of credit (the “Revolver”), leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of April 1, 2022, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. Under our current credit agreement which expires in November 2022, he interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter ended April 1, 2022. Upon renewal of our credit agreement in November 2022, the interest rate will change from LIBOR to a different benchmark index, which is yet to be determined.

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

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended April 1, 2022, the Company repurchased 31 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of April 1, 2022, the Company had $10.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 31, 2021				$11,244,246
January 1, 2022 to January 28, 2022	—	$—	—	$11,244,246
January 29, 2022 to February 25, 2022	30,999	$20.50	30,999	$10,608,767
February 26, 2022 to April 1, 2022	—	$—	—	$10,608,767
	30,999	$20.50	30,999

Shares repurchased during the quarter ended April 1, 2022 under the repurchase plan approved by the Company's Board of Directors do not include 126 thousand shares for a cost of $2.4 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 11, 2022	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer