Form 10-Q
period 2022-07-01
HACKETT GROUP, INC.
filed 2022-08-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

As of August 5, 2022, there were 31,682,972 shares of common stock outstanding.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	July 1,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$61,680	$45,794
Accounts receivable and contract assets, net of allowance of $1,469 and $2,702 at July 1, 2022 and December 31, 2021, respectively	49,485	50,616
Prepaid expenses and other current assets	3,033	5,766
Total current assets	114,198	102,176

Property and equipment, net	18,638	18,026
Other assets	501	620
Goodwill	83,512	85,070
Operating lease right-of-use assets	1,040	1,649
Total assets	$217,889	$207,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,400	$7,677
Accrued expenses and other liabilities	30,482	30,297
Contract liabilities (deferred revenue)	14,250	14,616
Operating lease liabilities	1,507	2,299
Total current liabilities	51,639	54,889
Non-current deferred tax liability, net	8,401	7,325
Operating lease liabilities	1,019	1,474
Total liabilities	61,059	63,688

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,065,278 and 59,631,003 shares issued at July 1, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	304,164	300,288
Treasury stock, at cost, 28,388,144 and 28,357,145 shares July 1, 2022 and December 31, 2021, respectively	(157,929)	(157,294)
Retained earnings	25,038	11,272
Accumulated other comprehensive loss	(14,503)	(10,473)
Total shareholders' equity	156,830	143,853
Total liabilities and shareholders' equity	$217,889	$207,541

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Revenue:
Revenue before reimbursements	$74,768	$72,997	$149,876	$136,407
Reimbursements	1,160	200	1,716	276
Total revenue	75,928	73,197	151,592	136,683
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,483 and $3,149 and $1,779 and $3,626 of stock compensation expense in the three and six months ended July 1, 2022 and July 2, 2021, respectively)	44,701	43,227	92,034	84,397
Reimbursable expenses	1,160	200	1,716	276
Total cost of service	45,861	43,427	93,750	84,673
Selling, general and administrative costs (includes $1,235 and $2,168 and $874 and $1,614 of stock compensation expense in the three and six months ended July 1, 2022 and July 2, 2021, respectively)	15,886	15,553	30,252	28,940
Total costs and operating expenses	61,747	58,980	124,002	113,613
Income from operations	14,181	14,217	27,590	23,070

Other expense:
Interest expense	(28)	(25)	(56)	(50)
Income from operations before income taxes	14,153	14,192	27,534	23,020
Income tax expense	3,938	3,660	6,814	6,120
Income from continuing operations	10,215	10,532	20,720	16,900
Loss from discontinued operations	—	—	—	(7)
Net income	$10,215	$10,532	$20,720	$16,893

Basic net income per common share:
Income per common share from continuing operations	$0.32	$0.35	$0.66	$0.56
Loss per common share from discontinued operations	-	-	-	(0.00)
Net income per common share	$0.32	$0.35	$0.66	$0.56

Diluted net income per common share:
Income per common share from continuing operations	$0.32	$0.32	$0.65	$0.51
Loss per common share from discontinued operations	-	-	-	(0.00)
Net income per common share	$0.32	$0.32	$0.65	$0.51

Weighted average common shares outstanding:
Basic	31,652	30,094	31,551	30,151
Diluted	32,221	32,970	32,032	32,870

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Net income	$10,215	$10,532	$20,720	$16,893
Foreign currency translation adjustment	(2,896)	(132)	(4,030)	137
Total comprehensive income	$7,319	$10,400	$16,690	$17,030

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	July 2,
	2022	2021
Cash flows from operating activities:
Net income	$20,720	$16,893
Plus loss from discontinued operations	—	(7)
Net income from continuing operations	20,720	16,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,630	1,723
Amortization expense	154	524
Amortization of debt issuance costs	28	22
Non-cash stock compensation expense	5,317	5,240
Provision for doubtful accounts	204	38
(Gain) loss on foreign currency translation	(968)	88
Deferred income tax expense	1,064	690
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and contract assets	1,079	(14,554)
Decrease in prepaid expenses and other assets	3,369	528
Decrease in accounts payable	(2,277)	(1,383)
(Decrease) increase in accrued expenses and other liabilities	(7,613)	2,146
(Decrease) increase in contract liabilities	(366)	5,119
Increase in income tax payable	1,948	2,577
Net cash provided by operating activities	24,289	19,651
Cash flows from investing activities:
Purchases of property and equipment	(2,267)	(1,417)
Net cash used in investing activities	(2,267)	(1,417)
Cash flows from financing activities:
Debt issuance costs	(10)	—
Proceeds from ESPP	407	391
Proceeds from exercise of stock options	120	—
Dividends paid	(3,475)	(3,253)
Repurchase of common stock	(3,142)	(12,357)
Net cash used in financing activities	(6,100)	(15,219)
Effect of exchange rate on cash	(36)	(17)
Net increase in cash and cash equivalents	15,886	2,998
Cash at beginning of period	45,794	49,455
Cash at end of period	$61,680	$52,453
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(34)	$2,710
Cash paid for interest	$28	$14

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315
Issuance of common stock	61	—	452	—	—	—	—	452
Treasury stock purchased	—	—	—	—	—	—	—	—
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,224	—	—	—	—	2,224
Dividends declared	—	—	—	—	—	(3,480)	—	(3,480)
Net income	—	—	—	—	—	10,215	—	10,215
Foreign currency translation	—	—	—	—	—	—	(2,896)	(2,896)
Balance at July 1, 2022	60,065	$60	$304,164	(28,389)	$(157,929)	$25,038	$(14,503)	$156,830

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)	—	—	—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181
Issuance of common stock	73	—	354	—	—	—	—	354
Treasury stock purchased	—	—	—	(489)	(8,603)	—	—	(8,603)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,258	—	—	—	—	2,258
Dividends declared	—	—	—	—	—	(3,227)	—	(3,227)
Net income	—	—	—	—	—	10,532	—	10,532
Foreign currency translation	—	—	—	—	—	—	(132)	(132)
Balance at July 2, 2021	58,060	$58	$315,679	(28,234)	$(154,967)	$(6,976)	$(9,431)	$144,363

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 4, 2022. The consolidated results of operations for the quarter and six months ended July 1, 2022, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended July 1, 2022, the Company recognized $3.4 million and $10.3 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $2.0 million and $6.0 million for the quarter and six months ended July 2, 2021, respectively.

The following table reflects the Company’s disaggregation of total revenue for the quarters and six months ended July 1, 2022 and July 2, 2021:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Consulting	$74,914	$67,411	$149,412	$129,597
Software license sales	1,014	5,786	2,180	7,086
Total revenue	$75,928	$73,197	$151,592	$136,683

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 31, 2021, and January 1, 2021, the Company had $1.6 million and $1.5 million, respectively, of deferred commissions, of which $0.4 million and $0.7 million was amortized during the quarter and six months ended July 1, 2022, respectively, and $0.3 million and $0.5 million for the same periods in 2021, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of July 1, 2022 and December 31, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

COVID-19 Pandemic Impact on the Business

The level of revenue the Company achieves is based on its ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In each of the four quarters of 2021, the Company’s revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect the Company's clients' financial condition which may further reduce the clients' demand for the Company's services.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

As a response to the ongoing COVID-19 pandemic, in 2020 the Company implemented plans to manage its costs and preserve cash at the onset of the COVID-19 pandemic. At this time the Company significantly limited the addition of new employees and third party contracted services, eliminated all travel except where necessary to meet customer needs, and limited discretionary spending. At the end of June 2020, the Company reduced its global workforce by approximately 10% and recorded a $5.0 million restructuring charge. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of its use of office space for its workforce, the Company evaluated its existing office leases as part of the Company’s transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge of $3.9 million for certain lease right-of-use assets and certain property, equipment and leasehold improvements. All client concessions and accounts receivable allowances have been appropriately reflected in our financial statements. To the extent that economic conditions do not continue to improve, and the business is again disrupted, the reinstatement of cost management actions will be considered. Future asset impairment charges, increases in allowance for doubtful accounts, or restructuring charges will be dependent on the severity and duration of the COVID-19 pandemic.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021

Basic weighted average common shares outstanding	31,652,413	30,093,726	31,550,911	30,150,608
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	566,969	490,685	468,500	377,447
Common stock issuable upon the exercise of stock options and SARs	1,656	2,385,533	12,889	2,341,500
Dilutive weighted average common shares outstanding	32,221,038	32,969,944	32,032,300	32,869,555

Approximately 3 thousand shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended July 1, 2022, respectively, as compared to 2 thousand shares and 3 thousand shares for the quarter and six months ended July 2, 2021, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	July 1,	December 31,
	2022	2021
Accounts receivable	$35,110	$30,732
Contract assets (unbilled revenue)	15,844	22,586
Allowance for doubtful accounts	(1,469)	(2,702)
Accounts receivable and contract assets, net	$49,485	$50,616

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	July 1,	December 31,
	2022	2021
Accrued compensation and benefits	$9,130	$7,730
Deferred employer's payroll taxes	1,780	1,780
Accrued bonuses	8,274	13,753
Accrued dividend payable	3,480	-
Restructuring liability	411	740
Accrued sales, use, franchise and VAT tax	1,544	1,783
Income taxes payable	1,948	-
Non-cash stock compensation accrual	818	1,357
Other accrued expenses	3,097	3,154
Total accrued expenses and other liabilities	$30,482	$30,297

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, as of December 31, 2021, the Company had an income tax receivable of $3.4 million in the prepaid expenses and other current assets on the consolidated balance sheet.

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of July 1, 2022, the Company had $0.4 million of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Employee Related	Consolidation
	Costs	of Facilities	Total
Accrual balance at December 31, 2021	$70	$670	$740
Cash paid	—	(74)	(74)
Accrual balance at April 1, 2022	$70	$596	$666
Cash paid	(26)	(218)	(244)
Expense	(22)	11	(11)
Accrual balance at July 1, 2022	$22	$389	$411

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

The components of lease expense were as follows for the six months ended July 1, 2022 (in thousands):

Operating lease cost	$613

Total net lease costs	$613

The weighted average remaining lease term is 2 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and six months ended July 1, 2022, the Company paid $0.7 million and $1.3 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of July 1, 2022, were as follows (in thousands):

2022 (excluding the six months ended July 1, 2022)	$1,055
2023	986
2024	567
Thereafter	-
Total lease payments	2,608
Less imputed interest	(112)
Total	$2,496

As of July 1, 2022, the Company does not have any additional operating leases that have not yet commenced.

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

As of July 1, 2022 and December 31,2021, the Company did not have any outstanding balance under the Revolver. The interest rates per annum applicable to borrowings under Revolver will be, at the Company’s option, equal to either a base rate or a LIBOR base rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of July 1, 2022, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio, in the case of LIBOR rate advances, and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of July 1, 2022, was 0.125%.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of July 1, 2022, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Stock Based Compensation

During the quarter and six months ended July 1, 2022, the Company issued 29,538 and 712,319 restricted stock units at a weighted average grant-date fair value of $23.42 and $19.41 per share, respectively. As of July 1, 2022, the Company had 1,322,995 restricted stock units outstanding at a weighted average grant-date fair value of $17.80 per share. As of July 1, 2022, $16.4 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years.

As of July 1, 2022, the Company had 2,945 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share. As of July 1, 2022, $19 thousand of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.3 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of July 1, 2022, the Company did not have any outstanding SARs. In December 2021, 2.9 million SARs were exercised with an exercise price of $4.00 per share.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter, the Company did not repurchase any outstanding common stock. During the six months ended July 1, 2022, the Company repurchased 31 thousand of its common stock at an average price of $20.50 for a total cost of $0.6 million. As of July 1, 2022 the Company had a total authorization remaining of $10.6 million under its repurchase plan with a total authorization of $167.2 million.

During the quarter and six months ended July 2, 2021, the Company repurchased 489 thousand shares and 626 thousand shares of its common stock at an average price of $17.58 and $17.11 per share for a total cost of $8.6 million and $10.7 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and six months ended July 1, 2022, do not include 4 thousand shares and 130 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $76 thousand and $2.5 million, respectively. During the quarter and six months ended July 2, 2021, the Company bought back 2 thousand shares and 110 thousand shares, respectively, at a cost of $38 thousand and $1.6 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2021, the Company increased the annual dividend from $0.38 per share to $0.40 per share to be paid on a quarterly basis and during the first quarter of 2022, the Company further increased the annual dividend to $0.44 per share. During the first half of 2022, the Company declared two quarterly dividends to its shareholders of $3.5 million each, which were paid in April 2022 and July 2022. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to July 1, 2022, the Company declared its third quarterly dividend in 2022 to be paid in October 2022.

10. Transactions with Related Parties

During the six months ended July 1, 2022, the Company bought back 31 thousand shares of its common stock from members of its Board of Directors for $0.6 million, or $20.50 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Geographic and Group Information

Revenue before reimbursements, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021

United States	$66,717	$63,959	$131,110	$119,218
Europe	5,103	5,641	12,640	11,199
Other (Australia, Canada, India and Uruguay)	4,108	3,597	7,842	6,266
Total revenue	$75,928	$73,197	$151,592	$136,683

Long-lived assets are attributable to the following geographic areas (in thousands):

	July 1,	December 31,
	2022	2021
Long-lived assets:
United States	$89,175	$89,199
Europe	13,935	15,584
Other (Australia, Canada, India and Uruguay)	581	582
Total long-lived assets	$103,691	$105,365

As of July 1, 2022 and December 31, 2021, foreign assets included $13.5 million and $15.1 million, respectively, of goodwill related to acquisitions.

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

COVID-19 Pandemic Impact on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In each of the four quarters of 2021, our revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce our clients' demand for our services.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations(in thousands and unaudited):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Revenue:
Revenue before reimbursements	$74,768	$72,997	$149,876	$136,407
Reimbursements	1,160	200	1,716	276
Total revenue	75,928	73,197	151,592	136,683
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,483 and $3,149 and $1,779 and $3,626 of stock compensation expense in the three and six months ended July 1, 2022 and July 2, 2021, respectively)	44,701	43,227	92,034	84,397
Reimbursable expenses	1,160	200	1,716	276
Total cost of service	45,861	43,427	93,750	84,673
Selling, general and administrative costs (includes $1,235 and $2,168 and $874 and $1,614 of stock compensation expense in the three and six months ended July 1, 2022 and July 2, 2021, respectively)	15,886	15,553	30,252	28,940
Total costs and operating expenses	61,747	58,980	124,002	113,613

Income from operations	14,181	14,217	27,590	23,070
Other expense:
Interest expense	(28)	(25)	(56)	(50)
Income from continuing operations before income taxes	14,153	14,192	27,534	23,020
Income tax expense	3,938	3,660	6,814	6,120
Income from continuing operations	10,215	10,532	20,720	16,900
Loss from discontinued operations	—	—	—	(7)
Net income	$10,215	$10,532	$20,720	$16,893
Diluted net income per common share	$0.32	$0.32	$0.65	$0.51

Revenue. We are a global company with operations located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2022 and the comparable periods of 2021. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

The following table sets forth revenue by group for the periods indicated (in thousands):

	Quarter Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
S&BT	$33,390	$26,496	$63,370	$52,255
EEA	36,774	40,673	74,739	72,865
International	5,764	6,028	13,483	11,563
Total revenue	$75,928	$73,197	$151,592	$136,683

Our Company total revenue increased 4%, to $75.9 million, and 11%, to $151.6 million in the second quarter and first six months of 2022, as compared to $73.2 million, and $136.7 million, in the same periods of 2021, respectively. In the second quarter and first six months of 2022, one customer accounted for 7% of our total revenue. In the second quarter of 2021 one customer accounted for 7% of our total revenue and in the first six months of 2021 no customer accounted for more than 5% of our total revenue.

S&BT total revenue was $33.4 million and $63.4 million during the second quarter and first six months of 2022, respectively, as compared to $26.5 million and $52.3 million in the same period of 2021, reflecting the continued sequential growth since the second quarter of 2020.

EEA total revenue was $36.8 million and $74.7 million during the second quarter and first six months of 2022, respectively, as compared to $40.7 million and $72.9 million in the same periods of 2021. EEA total revenue in the second quarter and first six months of 2021 included a a $5.3 million software sales transaction. EEA total revenue, excluding the software transaction, was $35.4 million and $67.6 million in the second quarter and first six months of 2021, respectively. The increase in revenue in 2022 as compared to 2021, excluding the software sale transaction, was primarily driven by large ERP and EPM Oracle engagements and continuing growth of our OneStream implementation offerings; partially offset by a decline in our SAP offerings as we are rebuilding our sales pipeline after the completion of large SAP related engagements.

Hackett international total revenue decreased 4% in the second quarter of 2022 and increased 17% during the first six months of 2022, respectively, as compared to the same periods in 2021. The increase in total revenue was primarily due to U.S. driven global engagements. The Company’s international total revenue accounted for 8% and 9% of Company total revenue during the second quarter and first six months of 2022, respectively, and 8% for both of the comparable periods in 2021.

Reimbursements as a percentage of Company total revenue were 1.5% and 1.1% during the second quarter and first six months of 2022, respectively, as compared to 0.3% and 0.2%, in the same periods in 2021. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

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

Personnel costs before reimbursable expenses, increased 3% to $44.7 million and 9% to $92.0 million, for the second quarter and first six months of 2022 respectively, as compared to $43.2 million and $84.4 million in the same periods of 2021. The higher costs in the six-month period of 2022 were primarily a result of hiring activities and increased utilization of subcontractors to support revenue growth, as well as increases in incentive compensation accruals commensurate with Company performance. Personnel costs as a percentage of total revenue were 59% and 61% for the second quarter and first six months of 2022, respectively, as compared to 59% and 62% for the same periods of 2021, respectively.

Non-cash stock compensation expense, included in personnel costs before reimbursable expenses was $1.5 million and $3.1 million for the second quarter and first six months of 2022, respectively, as compared to $1.8 million and $3.6 million for the same periods of 2021, respectively.

Acquisition related non-cash stock compensation expense, included in personnel costs before reimbursable expenses, was $4 thousand and $8 thousand for the second quarter and first six months of 2022, respectively, as compared to $111 thousand and $359 thousand for the same periods of 2021, respectively, primarily related to equity issued in relation to acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 2%, to $15.9 million and 5%, to $30.3 million, for the second quarter and first six months of 2022, respectively, as compared to $15.6 million and $28.9 million for the same periods of 2021, respectively. This increase in the costs during the first six months of 2022 was primarily due to increased incentive compensation accruals commensurate with Company performance, increased professional fees and increased investments in sales and marketing. SG&A costs as a percentage of total revenue were 21% and 20% during the second quarter and first six months of 2022, as compared to 21% for both of the same periods in 2021.

Non-cash stock compensation expense, included in SG&A, was $1.2 million and $2.2 million for the second quarter and first six months of 2022, respectively, as compared to $0.9 million and $1.6 million for the same periods of 2021, respectively. The increase is due to higher incentive compensation expense commensurate with Company performance.

Amortization expense, included in SG&A, was $10 thousand and $154 thousand million in the second quarter and first six months of 2022, respectively, as compared to $0.3 million and $0.5 million in the same periods in 2021, respectively. The amortization expense related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. As of July 1, 2022, the intangible assets related to the acquisitions have been fully amortized.

Income Taxes. During the second quarter and first six months of 2022, we recorded $3.9 million and $6.8 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 28% and 25%, respectively. In the second quarter and first six months of 2021, we recorded $3.7 million and $6.1 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 27%, respectively.

Liquidity and Capital Resources

As of July 1, 2022, and December 31, 2021, we had $61.7 million and $45.8 million, respectively, classified in cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	July 1,	July 2,
	2022	2021
Cash flows provided by operating activities	$24,289	$19,651
Cash flows used in investing activities	$(2,267)	$(1,417)
Cash flows used in financing activities	$(6,100)	$(15,219)

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.3 million during the first six months of 2022, as compared to $19.7 million during the same period in 2021. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by the decrease in accounts payable and accrued liabilities and other accruals primarily due to the payout of vendor payments and the 2021 incentive compensation payments. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in accounts payable, incentive compensation and income tax accruals, partially offset by an increase in accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million during the first six months of 2022, as compared to $1.4 million during the same period in 2021. During both periods, cash flows used in investing activities primarily related to investments for the development of our Quantum Leap benchmark technologies. The investing activities in 2022 also included purchases of computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.1 million and $15.2 million during the first six months of 2022 and 2021, respectively. The usage of cash in the first six months 2022 primarily related to the repurchase of $3.1 million of the Company's common stock and dividend payments of $3.5 million. The usage of cash in the first six months 2021 primarily related to the repurchase of $12.4 million of the Company’s common stock and dividend payments of $3.3 million.

As of July 1, 2022, we did not have any outstanding borrowings under our revolving line of credit (the “Revolver”), leaving us with a capacity of approximately $45.0 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of July 1, 2022, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Revolver, which is subject to variable interest rates. Under our current credit agreement which expires in November 2022, the interest rates per annum applicable to loans under the Revolver will be, at our option, equal to either a base rate or a LIBOR rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Revolver would not have had a material impact on our results of operations for the quarter and six months ended July 1, 2022. Upon renewal of our credit agreement in November 2022, the interest rate will change from LIBOR to a different benchmark index, which is yet to be determined.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended July 1, 2022, the Company did not repurchase any common stock under the repurchase plan during the quarter ended July 1, 2022, and during the six months ended July 1, 2022 the Company repurchased 31 thousand shares of its common stock under the repurchase plan approved by the Company's Board of Directors. As of July 1, 2022, the Company had $10.6 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of April 1, 2022				$10,608,767
April 2, 2022 to April 29, 2022	—	$—	—	$10,608,767
April 30, 2022 to May 27, 2022	—	$—	—	$10,608,767
May 28, 2022 to July 1, 2022	—	$—	—	$10,608,767
	—	$—	—

Shares repurchased during the quarter and six months ended July 1, 2022 under the repurchase plan approved by the Company's Board of Directors do not include 4 thousand shares and 130 thousand shares, respectively, for a cost of $76 thousand and $2.5 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: August 10, 2022	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer