Form 10-K/A
period 2021-12-31
HACKETT GROUP, INC.
filed 2022-11-08
CIK 1057379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO
COMMISSION FILE NUMBER
333-48123

The Hackett Group, Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0750100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Brickell Bay Drive , Suite 3000 Miami , Florida	33131
(Address of principal executive offices)	(Zip Code)
(
305
)
375-8005
(Registrant’s telephone number, including area c
ode)

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
of the registrant was $
400,733,653
on July 2, 2021 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.
The number of shares of the registrant’s common stock outstanding on March 1, 2022 was
31,614,513
.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form
10-K
incorporates by reference certain portions of the registrant’s proxy statement for its 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

EXPLANATORY NOTE
The Hackett Group, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) is filing this Amendment on Form
10-K/A
(this “Form
10-K/A”)
to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the “Original Filing”), to amend and restate Part II, Item 9A Controls and Procedures and to file certain exhibits.
In the third quarter of 2022, the Company reconsidered the guidance under ASC 280,
Segment Reporting
in response to comment letters from and discussions with the staff of the SEC. As a result of this reconsideration, the Company concluded that its prior determination that the Company had one operating segment and one reportable segment under ASC 280 was an error. As a result of the incorrect evaluation of ASC 280, the Company omitted certain segment related disclosures in its historical financial statements, including the financial statements included in the Original Filing. However, the Company determined that the omission of the required segment disclosures did not result in a material misstatement of the Company’s financial statements and, accordingly, it does not need to restate its previously issued financial statements contained in the Original Filing or in any of its Quarterly Reports on Form
10-Q.
As described in more detail under Part II, Item 9A Controls and Procedures, the Company intends to begin reporting multiple reporting segments beginning with its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2022.
The Company also determined that a material weakness in its internal control over financial reporting related to segment reporting existed as of December 31, 2021. As a result, the Company is amending and restating Part II, Item 9A Controls and Procedures in this Form

10-K/A

to: (a) update our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as a result of the material weakness, and (b) include the restated attestation report of RSM US LLP, our independent registered public accounting firm (PCAOB ID: 49), regarding our internal control over financial reporting as a result of the material weakness.
For a description of the material weakness and our remedial actions, please see Part II, Item 9A Controls and Procedures of this
Form 10-K/A.
As required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule
13a-14(a)
under the Exchange Act are also being filed as exhibits to this Form
10-K/A.
This Form
10-K/A
should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Form
10-K/A
does not modify or update disclosures in the Original Filing. Accordingly, this Form
10-K/A
does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Filing were changed.
Part II

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.
The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Based on the identification of the material weakness described below, the Company, under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer,
re-evaluated
the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this re-evaluation,
the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Material Weakness in Internal Control Over Financial Reporting
As described in the Explanatory Note, subsequent to the Original Filing, the Company concluded that its prior determination that the Company had one operating segment and one reportable segment under (ASC 280),
Segment Reporting,
was an error resulting in the omission of the required segment disclosures.
The Company evaluated the materiality of the error, considering both quantitative and qualitative factors, and determined that the related impact of the omitted disclosures was not material to the consolidated financial statements for the year ended December 31, 2021 or other periods. In connection with its reconsideration of ASC 280, during the third quarter of 2022, the Company reviewed and considered its internal processes and implemented changes in its organizational structure and ultimate reporting structure to better align to its core service offerings. As a result, the Company’s new segment reporting structure and disclosure will be reflected prospectively beginning in the Form
10-Q
for the third quarter of 2022 (with comparable periods recast, as applicable), and will differ from the single segment disclosed in the Company’s Original Filing.
We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to understand the use of the information by the chief operating decision maker to allocate resources and the documentation of the evaluation of ASC 280. There were no material misstatements as a result of this material weakness; however, it could have resulted in omitted disclosures and the performance of the annual evaluation of goodwill impairment at other than the reporting unit level that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of December 31, 2021.
Management’s Plan to Remediate the Material Weakness
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we have improved our review process including the documentation of the evaluation of segment reporting under ASC 280. In addition, the Company will engage outside consultants to review management’s accounting analysis when the Company has significant organizational structure or reporting structure changes that may impact the Company’s analysis under ASC 280.
While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in the Original Filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Management’s Report on Internal Control Over Financial Reporting (Restated)
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
Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management previously concluded that our internal control over financial reporting were effective as of the period covered by this report. However, due to the material weakness described above, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we
re-evaluated
the effectiveness of our internal control over financial reporting based on the framework as set forth in the “Internal Control-Integrated Framework issued by COSO in 2013”. Based on our re-evaluation,
we concluded that our internal control over financial reporting were not effective as of December 31, 2021.

In light of the material weakness described above, our independent registered public accounting firm has amended their attestation report on the effectiveness of our internal control over financial reporting, which is included below.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Hackett Group, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited The Hackett Group Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control — Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 4, 2022 expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness was a result of the Company’s processes and related controls not operating effectively to understand the use of the information by the chief operating decision maker to allocate resources and documentation of the evaluation of Accounting Standards Codification 280, Segment Reporting. There were no material misstatements as a result of this material weakness; however, it could have resulted in omitted disclosures and the performance of the annual evaluation of goodwill impairment at other than the reporting unit level that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 4, 2022 on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP
Miami, FL
March 4, 2022 (November 8, 2022 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (Restated))

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

23.1*	Consent of RSM US LLP.

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH***	Inline XBRL Taxonomy Extension Schema Document.

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
***
Pursuant to Rule 406T of Regulation
S-T,
these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on November 8, 2022.

THE HACKETT GROUP, INC.

By:	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer