Form 10-Q
period 2022-09-30
HACKETT GROUP, INC.
filed 2022-11-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 31,703,102 shares of common stock outstanding.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$67,045	$45,794
Accounts receivable and contract assets, net of allowance of $1,303 and $2,702 at September 30, 2022 and December 31, 2021, respectively	52,105	50,616
Prepaid expenses and other current assets	3,237	5,766
Total current assets	122,387	102,176

Property and equipment, net	18,676	18,026
Other assets	263	620
Goodwill	82,468	85,070
Operating lease right-of-use assets	863	1,649
Total assets	$224,657	$207,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,686	$7,677
Accrued expenses and other liabilities	33,898	30,297
Contract liabilities (deferred revenue)	12,415	14,616
Operating lease liabilities	942	2,299
Total current liabilities	51,941	54,889
Non-current deferred tax liability, net	7,684	7,325
Operating lease liabilities	961	1,474
Total liabilities	60,586	63,688

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,073,601 and 59,631,003 shares issued at September 30, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	306,488	300,288
Treasury stock, at cost, 28,388,144 and 28,357,145 shares September 30, 2022 and December 31, 2021, respectively	(157,929)	(157,294)
Retained earnings	31,921	11,272
Accumulated other comprehensive loss	(16,469)	(10,473)
Total shareholders' equity	164,071	143,853
Total liabilities and shareholders' equity	$224,657	$207,541

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Revenue:
Revenue before reimbursements	$70,995	$71,400	$220,871	$207,807
Reimbursements	1,038	494	2,754	770
Total revenue	72,033	71,894	223,625	208,577
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,652 and $4,801 and $1,670 and $5,296 of non-cash stock based compensation expense in the three and nine months ended September 30, 2022 and October 1, 2021, respectively)	42,870	45,222	134,904	129,619
Reimbursable expenses	1,038	494	2,754	770
Total cost of service	43,908	45,716	137,658	130,389
Selling, general and administrative costs (includes $859 and $3,027 and $901 and $2,515 of non-cash stock based compensation expense in the three and nine months ended September 30, 2022 and October 1, 2021, respectively)	14,616	14,773	44,993	43,713
Restructuring charge reversal	(526)	—	(651)	—
Total costs and operating expenses	57,998	60,489	182,000	174,102
Income from operations	14,035	11,405	41,625	34,475

Other expense, net:
Interest expense, net	(14)	(26)	(70)	(76)
Income from operations before income taxes	14,021	11,379	41,555	34,399
Income tax expense	3,655	3,248	10,469	9,368
Income from continuing operations	10,366	8,131	31,086	25,031
Loss from discontinued operations	—	—	—	(7)
Net income	$10,366	$8,131	$31,086	$25,024

Basic net income per common share:
Income per common share from continuing operations	$0.33	$0.27	$0.98	$0.83
Loss per common share from discontinued operations	-	-	-	(0.00)
Net income per common share	$0.33	$0.27	$0.98	$0.83

Diluted net income per common share:
Income per common share from continuing operations	$0.32	$0.25	$0.97	$0.76
Loss per common share from discontinued operations	-	-	-	(0.00)
Net income per common share	$0.32	$0.25	$0.97	$0.76

Weighted average common shares outstanding:
Basic	31,686	29,814	31,596	30,038
Diluted	32,309	32,876	32,124	32,871

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Net income	$10,366	$8,131	$31,086	$25,024
Foreign currency translation adjustment	(1,966)	(745)	(5,996)	(608)
Total comprehensive income	$8,400	$7,386	$25,090	$24,416

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Cash flows from operating activities:
Net income	$31,086	$25,024
Plus loss from discontinued operations	—	7
Net income from continuing operations	31,086	25,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,468	2,552
Amortization expense	154	783
Amortization of debt issuance costs	43	33
Non-cash stock based compensation expense	7,828	7,811
Provision for doubtful accounts	295	168
Gain on foreign currency translation	(1,383)	(62)
Deferred income tax expense	360	300
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(1,446)	(17,061)
Decrease in prepaid expenses and other assets	3,566	253
Decrease in accounts payable	(2,992)	(1,071)
(Decrease) increase in accrued expenses and other liabilities	(9,783)	1,572
(Decrease) increase in contract liabilities	(2,201)	3,194
Increase in income tax payable	6,083	2,973
Net cash provided by operating activities	34,078	26,469
Cash flows from investing activities:
Purchases of property and equipment	(3,163)	(2,255)
Net cash used in investing activities	(3,163)	(2,255)
Cash flows from financing activities:
Debt issuance costs	(10)	—
Proceeds from ESPP	407	391
Proceeds from exercise of stock options	120	—
Dividends paid	(6,954)	(6,481)
Repurchase of common stock	(3,211)	(14,614)
Net cash used in financing activities	(9,648)	(20,704)
Effect of exchange rate on cash	(16)	(26)
Net increase in cash and cash equivalents	21,251	3,484
Cash at beginning of period	45,794	49,455
Cash at end of period	$67,045	$52,939
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(34)	$6,371
Cash paid for interest	$43	$43

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315
Issuance of common stock	61	—	452	—	—	—	—	452
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,224	—	—	—	—	2,224
Dividends declared	—	—	—	—	—	(3,480)	—	(3,480)
Net income	—	—	—	—	—	10,215	—	10,215
Foreign currency translation	—	—	—	—	—	—	(2,896)	(2,896)
Balance at July 1, 2022	60,065	$60	$304,164	(28,389)	$(157,929)	$25,038	$(14,503)	$156,830
Issuance of common stock	8	—	(69)	—	—	—	—	(69)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,393	—	—	—	—	2,393
Dividends declared	—	—	—	—	—	(3,483)	—	(3,483)
Net income	—	—	—	—	—	10,366	—	10,366
Foreign currency translation	—	—	—	—	—	—	(1,966)	(1,966)
Balance at September 30, 2022	60,073	$60	$306,488	(28,389)	$(157,929)	$31,921	$(16,469)	$164,071

			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance at January 1, 2021	57,693	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock	294	—	(1,605)	—	—	—	—	(1,605)
Treasury stock purchased	—	—	—	(136)	(2,110)	—	—	(2,110)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,633	—	—	—	—	2,633
Dividends declared	—	—	—	—	—	(3,254)	—	(3,254)
Net income	—	—	—	—	—	6,361	—	6,361
Foreign currency translation	—	—	—	—	—	—	269	269
Balance at April 2, 2021	57,987	$58	$313,067	(27,745)	$(146,364)	$(14,281)	$(9,299)	$143,181
Issuance of common stock	73	—	354	—	—	—	—	354
Treasury stock purchased	—	—	—	(489)	(8,603)	—	—	(8,603)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,258	—	—	—	—	2,258
Dividends declared	—	—	—	—	—	(3,227)	—	(3,227)
Net income	—	—	—	—	—	10,532	—	10,532
Foreign currency translation	—	—	—	—	—	—	(132)	(132)
Balance at July 2, 2021	58,060	$58	$315,679	(28,234)	$(154,967)	$(6,976)	$(9,431)	$144,363
Issuance of common stock	67	—	(156)	—	—	—	—	(156)
Treasury stock purchased	—	—	—	(113)	(2,103)	—	—	(2,103)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,211	—	—	—	—	2,211
Dividends declared	—	—	—	—	—	(3,192)	—	(3,192)
Net income	—	—	—	—	—	8,131	—	8,131
Foreign currency translation	—	—	—	—	—	—	(745)	(745)
Balance at October 1, 2021	58,127	$58	$317,734	(28,347)	$(157,070)	$(2,037)	$(10,176)	$148,509

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 4, 2022. The consolidated results of operations for the quarter and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Effective in the third quarter of 2022, the Company re-assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined that effective in the third quarter of 2022, it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 12 “Segment Information and Geographic Data” for detailed segment information.

Goodwill and Other Intangible Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. Effective in the third quarter of fiscal year 2022, the Company reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization and in accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. With the new reporting unit structure, the goodwill previously assigned to Hackett Technology Solutions and The Hackett Group has now been allocated based on the reporting unit's relative fair value. The carrying amount of goodwill by the new reporting units are as follows (in thousands):

			Foreign
	December 31,	Additions/	Currency	September 30,
	2021	Adjustments	Translation	2022
Global S&BT	$58,378	$-	$(2,602)	$55,776
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$85,070	$-	$(2,602)	$82,468

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

The resale of software and maintenance contracts are in the form of SAP America software license or maintenance agreements provided by SAP America. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor. Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended September 30, 2022, the Company recognized $2.0 million and $12.3 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $1.7 million and $7.7 million for the quarter and nine months ended October 1, 2021, respectively.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarters and nine months ended September 30, 2022 and October 1, 2021 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Global S&BT:
North America Consulting	$35,804	$31,482	$109,587	$90,032
International Consulting	5,789	5,603	19,173	16,924
Total Global S&BT	$41,593	$37,085	$128,760	$106,956
Oracle Solutions:
Consulting and software support and maintenance	$17,682	$20,762	$59,165	$55,763
Total Oracle Solutions	$17,682	$20,762	$59,165	$55,763
SAP Solutions:
Consulting and software support and maintenance	$10,118	$12,291	$30,880	$37,015
Software license sales	2,640	1,756	4,820	8,843
Total SAP Solutions	$12,758	$14,047	$35,700	$45,858
Total segment revenue	$72,033	$71,894	$223,625	$208,577

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales total revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 31, 2021, and January 1, 2021, the Company had $1.6 million and $1.5 million, respectively, of deferred commissions, of which $0.2 million and $0.9 million was amortized during the quarter and nine months ended September 30, 2022, respectively, and $0.2 million and $0.8 million for the same periods in 2021, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of September 30, 2022 and December 31, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Impact of Macroeconomic Conditions on the Business

The level of revenue the Company achieves is based on its ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In each of the four quarters of 2021, the Company’s revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions since 2021. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect the Company's clients' financial condition which may further reduce the clients' demand for the Company's services.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021

Basic weighted average common shares outstanding	31,685,621	29,813,530	31,595,814	30,038,249
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	622,893	625,680	519,964	460,058
Common stock issuable upon the exercise of stock options and SARs	—	2,436,600	8,593	2,373,075
Dilutive weighted average common shares outstanding	32,308,514	32,875,810	32,124,371	32,871,382

Approximately 3 thousand shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 30, 2022, respectively, as compared to 2 thousand shares for both the quarter and nine months ended October 1, 2021, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$29,435	$30,732
Contract assets (unbilled revenue)	23,973	22,586
Allowance for doubtful accounts	(1,303)	(2,702)
Accounts receivable and contract assets, net	$52,105	$50,616

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$8,790	$7,730
Deferred employer's payroll taxes	-	1,780
Accrued bonuses	10,159	13,753
Accrued dividend payable	3,483	-
Restructuring liability	125	740
Accrued sales, use, franchise and VAT tax	1,923	1,783
Income taxes payable	6,083	-
Non-cash stock based compensation accrual	937	1,357
Other accrued expenses	2,398	3,154
Total accrued expenses and other liabilities	$33,898	$30,297

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, as of December 31, 2021, the Company had an income tax receivable of $3.4 million in the prepaid expenses and other current assets on the consolidated balance sheet.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Restructuring Costs

During 2020, the Company recorded restructuring costs of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in Europe and Australia. As of September 30, 2022, the Company had $0.1 million of remaining commitments related to the restructuring charge.

The following table sets forth the activity in the restructuring expense accruals (in thousands):

		Exit, Closure and
	Employee Related	Consolidation
	Costs	of Facilities	Total
Accrual balance at December 31, 2021	$70	$670	$740
Cash paid	—	(74)	(74)
Accrual balance at April 1, 2022	$70	$596	$666
Cash paid	(26)	(218)	(244)
Expense (reversal)	(22)	11	(11)
Accrual balance at July 1, 2022	$22	$389	$411
Cash paid	—	11	11
Expense (reversal)	—	(297)	(297)
Accrual balance at September 30, 2022	$22	$103	$125

The restructuring charge reversal also includes an additional $0.2 million and $0.3 million in the third quarter of 2022 and first nine months of 2022 related to the early termination of operating lease liabilities.

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

The components of lease expense were as follows for the nine months ended September 30, 2022 (in thousands):

Operating lease cost	$894

Total net lease costs	$894

The weighted average remaining lease term is 1.7 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the quarter and nine months ended September 30, 2022, the Company paid $0.6 million and $1.8 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2022, were as follows (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$522
2023	897
2024	556
Thereafter	-
Total lease payments	1,975
Less imputed interest	(237)
Total	$1,738

As of September 30, 2022, the Company does not have any additional operating leases that have not yet commenced.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Credit Facility

The Company had a credit agreement with Bank of America, N.A., which provided for borrowing up to $45.0 million pursuant to a revolving line of credit which had a maturity date of November 30, 2022 (as amended the “Credit Agreement”).

As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding balance under the revolving line of credit. As of September 30, 2022, the applicable margin percentage was 1.50% per annum based on the consolidated leverage ratio and 0.75% per annum, in the case of base rate advances. The interest rate of the commitment fees as of September 30, 2022, was 0.125%.

The Company was subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of September 30, 2022, the Company was in compliance with all covenants.

On November 7, 2022, the Company entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to amend and restate the Credit Agreement, in order to extend the maturity date of the revolving line of credit and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million from time to time pursuant to a revolving line of credit (the “Credit Facility”). As of November 7, 2022, there were no outstanding balances under the Credit Facility. The Credit Facility matures on November 7, 2027.

The obligations of the Company under the Amended Credit Agreement are guaranteed by existing and future material domestic subsidiaries of the Company (the “Guarantors”) and are secured by substantially all of the existing and future property and assets of the Company and the Guarantors.

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, in each case, plus an applicable margin percentage. The applicable margin percentage is determined from time to time under the Amended Credit Agreement based on a consolidated leverage ratio, and ranges from 1.50% to 2.25% per annum in the case of BSBY rate advances, and 0.75% to 1.50% per annum in the case of base rate advances. The initial applicable margin percentage is 1.75% per annum in the case of BSBY rate advances, and 1.00% per annum in the case of base rate advances. A commitment fee is also payable on unused commitments of the Credit Facility, and varies between 0.125% and 0.50% per annum depending on a consolidated leverage ratio, with the initial level being 0.250% per annum.

The Amended Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The negative covenants include, among others, certain limitations on the ability to: incur liens and indebtedness; consummate mergers, consolidations or asset sales; make guarantees and investments; and pay dividends or distributions in respect of the Company’s shares. In addition, the Amended Credit Agreement contains financial covenants that require the Company to maintain, on a consolidated basis (i) a consolidated fixed charge coverage ratio of at least 1.50 to 1.00, and (ii) a consolidated leverage ratio of not more than 3.50 to 1.00, in each case as calculated in accordance with the Amended Credit Agreement.

The Amended Credit Agreement also includes customary events of default, including, among others, the failure to make payments under the Amended Credit Facility when due, bankruptcy, certain judgments, breaches of representations and warranties, breaches of covenants and the occurrence of certain events, including cross default to other indebtedness of the Company and its subsidiaries.

8. Stock Based Compensation

During the quarter and nine months ended September 30, 2022, the Company issued 22,145 and 734,464 restricted stock units at a weighted average grant-date fair value of $20.56 and $19.44 per share, respectively. As of September 30, 2022, the Company had 1,324,714 restricted stock units outstanding at a weighted average grant-date fair value of $17.86 per share. As of September 30, 2022, $14.3 million of total restricted stock unit compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.5 years.

As of September 30, 2022, the Company had 2,945 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share. As of September 30, 2022, $15 thousand of compensation expense related to common stock subject to vesting requirements had not been recognized and is expected to be recognized over a weighted average period of approximately 1.0 year.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Shareholders’ Equity

Stock Appreciation Rights (“SARs”)

As of September 30, 2022, the Company did not have any outstanding SARs. In December 2021, 2.9 million SARs were exercised with an exercise price of $4.00 per share.

Treasury Stock

Under the Company’s share repurchase plan, the Company may repurchase shares of its outstanding common stock either on the open market or through privately negotiated transactions subject to market conditions and trading restrictions. During the quarter, the Company did not repurchase any outstanding common stock. During the nine months ended September 30, 2022, the Company repurchased 31 thousand of its common stock at an average price of $20.50 for a total cost of $0.6 million. As of September 30, 2022 the Company had a total authorization remaining of $10.6 million under its repurchase plan with a total authorization of $167.2 million. Subsequent to September 30, 2022, the Company's Board of Directors approved an additional $120.0 million authorization which increased the repurchase plan remaining authorization to $130.6 million.

During the quarter and nine months ended October 1, 2021, the Company repurchased 113 thousand shares and 738 thousand shares of its common stock at an average price of $18.68 and $17.35 per share for a total cost of $2.1 million and $12.8 million, respectively.

The shares repurchased under the share repurchase plan during the quarter and nine months ended September 30, 2022, do not include 3 thousand shares and 134 thousand shares, respectively, which the Company bought back to satisfy employee net vesting obligations for a cost of $69 thousand and $2.6 million, respectively. During the quarter and nine months ended October 1, 2021, the Company bought back 8 thousand shares and 118 thousand shares, respectively, at a cost of $155 thousand and $1.8 million, respectively, to satisfy employee net vesting obligations.

Dividend Program

In 2021, the Company increased the annual dividend from $0.38 per share to $0.40 per share to be paid on a quarterly basis and during the first quarter of 2022, the Company further increased the annual dividend to $0.44 per share. During the nine months of 2022, the Company declared three quarterly dividends to its shareholders for an aggregate of $3.5 million each quarter, which were paid in April 2022, July 2022 and October 2022. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to September 30, 2022, the Company declared its fourth quarter dividend in 2022 to be paid in January 2023.

10. Transactions with Related Parties

During the nine months ended September 30, 2022, the Company bought back 31 thousand shares of its common stock from members of its Board of Directors for $0.6 million, or $20.50 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information and Geographical Data

Effective in the third quarter of fiscal year 2022, the Company has reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization and in accordance with ASC 280, management has made the determination to present three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings.

Due to the change in reportable segments, the Company has presented the segment information for the three and nine months ended September 30, 2022, and October 1, 2021, respectively. The SAP Solutions reportable segment is the only segment that contains software license sales.

The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Segment profit consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Segment information related to assets has been omitted as the CODM does not receive discrete financial information regarding assets at the segment level.

The tables below set forth information about the Company’s operating segments for the quarter and nine months ended September 30, 2022 and October 1, 2021, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Global S&BT:
Total revenue*	$41,593	$37,085	$128,760	$106,956
Segment profit	14,030	11,847	45,939	34,517
Oracle Solutions:
Total revenue*	$17,682	$20,762	$59,165	$55,763
Segment profit	3,313	5,417	12,147	12,062
SAP Solutions:
Total revenue*	$12,758	$14,047	$35,700	$45,858
Segment profit	3,847	3,716	9,238	15,571
Total Company:
Total revenue*	$72,033	$71,894	$223,625	$208,577

Total segment profit	$21,190	$20,980	$67,324	$62,150
Items not allocated to segment level:
Corporate general and administrative expenses**	4,332	5,916	15,899	16,528
Non-cash stock based compensation expense	2,511	2,571	7,828	7,811
Depreciation and amortization	838	1,088	2,623	3,336
Restructuring charge reversal	(526)	-	(651)	-
Interest expense, net	14	26	70	76
Income from continuing operations before taxes	$14,021	$11,379	$41,555	$34,399

*Total revenue includes reimbursable expenses, which are project travel-related expenses passed through to a client with no associated operating margin.

**Corporate general and administrative expenses primarily include costs related to business support functions including accounting and finance, human resources, legal, information technology and office administration. Corporate general and administrative expenses exclude one-time, non-recurring expenses and benefits.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021

United States	$62,505	$62,270	$193,614	$181,488
Europe	5,311	6,072	17,952	17,271
Other (Australia, Canada, India and Uruguay)	4,217	3,552	12,059	9,818
Total revenue	$72,033	$71,894	$223,625	$208,577

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 30,	December 31,
	2022	2021
Long-lived assets:
United States	$89,211	$89,199
Europe	12,620	15,584
Other (Australia, Canada, India and Uruguay)	439	582
Total long-lived assets	$102,270	$105,365

As of September 30, 2022 and December 31, 2021, foreign assets included $12.4 million and $15.1 million, respectively, of goodwill related to prior acquisitions.

13. Subsequent Event

On November 8, 2022, the Company announced that it plans to launch a tender offer to purchase up to $120.0 million in value of shares of its common stock at a price not greater than $20.50 nor less than $23.50 per Share, to the seller in cash, less any applicable withholding taxes and without interest.

The Company will conduct the tender offer through a procedure commonly called a modified “Dutch auction.” This procedure will allow stockholders to select the price, within the specified price range, at which stockholders are willing to sell their shares. The tender offer will only be made pursuant to the offer to purchase, the related letter of transmittal and the other tender offer materials which the Company will file with the Securities and Exchange Commission.

The tender offer will be made pursuant to the Company’s increased share repurchase authorization which was increased by $120.0 million subsequent to September 30, 2022. The Company intends to pay for the shares repurchased in the tender offer with a combination of cash on hand and cash borrowed under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, the impact of the coronavirus (COVID-19) pandemic and our ability to mitigate or manage disruptions posed by COVID-19 pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine on our business and changes in general economic conditions, inflation, interest rates and our ability to obtain additional debt financing if needed. For a discussion of risks and actions taken in response to the COVID-19 pandemic, see “Our results of operations have been adversely affected and could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19)” under Item 1A, “Risk Factors” of our Annual Report on Form 10-K. An additional description of our risk factors is described in Part I – Item 1A, “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Many of the risks, uncertainties and other factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021 have been amplified by the COVID-19 pandemic.

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

Impact of Macroeconomic Conditions on Our Business

The level of revenue we achieve is based on its ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. In each of the four quarters of 2021, our revenue before reimbursements and diluted earnings per share grew when compared to the fourth quarter of 2020 reflecting a continuation of improved economic conditions since 2021. However, any reversal of these trends or a prolonged economic downturn as a result of the impact of COVID-19 variants, or otherwise, weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce the clients' demand for our services.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Revenue:
Revenue before reimbursements	$70,995	$71,400	$220,871	$207,807
Reimbursements	1,038	494	2,754	770
Total revenue	72,033	71,894	223,625	208,577
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,652 and $4,801 and $1,670 and $5,296 of non-cash stock based compensation expense in the three and nine months ended September 30, 2022 and October 1, 2021, respectively)	42,870	45,222	134,904	129,619
Reimbursable expenses	1,038	494	2,754	770
Total cost of service	43,908	45,716	137,658	130,389
Selling, general and administrative costs (includes $859 and $3,027 and $901 and $2,515 of non-cash stock based compensation expense in the three and nine months ended September 30, 2022 and October 1, 2021, respectively)	14,616	14,773	44,993	43,713
Restructuring charge reversal	(526)	—	(651)	—
Total costs and operating expenses	57,998	60,489	182,000	174,102

Income from operations	14,035	11,405	41,625	34,475
Other expense:
Interest expense	(14)	(26)	(70)	(76)
Income from continuing operations before income taxes	14,021	11,379	41,555	34,399
Income tax expense	3,655	3,248	10,469	9,368
Income from continuing operations	10,366	8,131	31,086	25,031
Loss from discontinued operations	—	—	—	(7)
Net income	$10,366	$8,131	$31,086	$25,024
Diluted net income per common share	$0.32	$0.25	$0.97	$0.76

Revenue. We are a global company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and first nine months of 2022 and the comparable periods of 2021. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $72.0 million in the third quarter of 2022, as compared to $71.9 million in the same period of 2021 and increased 7% in the first nine months of 2022 to $223.6 million, as compared to $208.6 million in the same period of 2021. In the third quarter and first nine months of 2022, one customer accounted for 7% of our total Company revenue. In the third quarter of 2021 and in the first nine months of 2021 no customer accounted for more than 5% of our total Company revenue.

Segment revenue. Effective in the third quarter of 2022, the Company reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization, management made the determination to present three reportable segments: Global Strategy & Business Transformation (Global S&BT), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Business Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Global S&BT	$41,593	$37,085	$128,760	$106,956
Oracle Solutions	17,682	20,762	59,165	55,763
SAP Solutions	12,758	14,047	35,700	45,858
Total revenue	$72,033	$71,894	$223,625	$208,577

Global S&BT total revenue was $41.6 million and $128.8 million during the third quarter and first nine months of 2022, respectively, as compared to $37.1 million and $107.0 million in the same period of 2021, reflecting the continued year over year growth since the second quarter of 2020 and continuing demand for digital transformation investments.

Oracle Solutions total revenue was $17.7 million and $59.2 million during the third quarter and first nine months of 2022, respectively, as compared to $20.8 million and $55.8 million in the same periods of 2021. The decrease in revenue over the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by the extended client decision making during the quarter as clients reconsidered their spending priorities.

SAP Solutions total revenue was $12.8 million and $35.7 million during the third quarter and first nine months of 2022, respectively, as compared to $14.0 million and $45.9 million in the same periods of 2021. SAP Solutions total revenue in the first nine months of 2021 included a $5.3 million software sales transaction. The decrease in revenue in 2022 as compared to 2021, excluding the software sale transaction, was primarily driven from a coming off strong 2021 results, as we were rebuilding our sales pipeline after the completion of large SAP related engagements late in 2021, partially offset by strong software transaction activity at the end of the third quarter of 2022.

Reimbursements as a percentage of Company total revenue were 1.4% and 1.2% during the third quarter and first nine months of 2022, respectively, as compared to 0.7% and 0.4%, in the same periods in 2021, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

Cost of Service. Cost of service consists of personnel costs before reimbursable expenses, which includes salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash, acquisition-related non-cash stock based compensation expense, non-cash stock based compensation expense, and reimbursable expenses which are travel and other expenses passed through to a client and are associated with projects.

Personnel costs before reimbursable expenses, decreased 5% to $42.9 million for the third quarter of 2022 and increased 4% to $134.9 million for the first nine months of 2022, as compared to $45.2 million and $129.6 million in the same periods of 2021, respectively. The lower costs in the three-month period of 2022 were primarily a result of lower incentive compensation accruals and lower utilization of subcontractors. The higher costs in the nine-month period of 2022 were primarily a result of hiring activities and increased utilization of subcontractors to support business growth. Personnel costs as a percentage of total Company revenue were 60% for both the third quarter and first nine months of 2022, as compared to 63% and 62% for the same periods of 2021, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.6 million and $4.8 million for the third quarter and first nine months of 2022, respectively, as compared to $1.7 million and $4.9 million for the same periods of 2021, respectively.

Acquisition related non-cash stock based compensation expense, included in personnel costs before reimbursable expenses, was $4 thousand and $12 thousand for the third quarter and first nine months of 2022, respectively, as compared to $19 thousand and $378 thousand for the same periods of 2021, respectively, primarily related to equity issued in relation to acquisitions.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs decreased 1%, to $14.6 million and increased 3%, to $45.0 million, for the third quarter and first nine months of 2022, respectively, as compared to $14.8 million and $43.7 million for the same periods of 2021, respectively. This increase in the costs during the first nine months of 2022 was primarily due to increased non client billable expenses and increased investments in sales and marketing and information technology. SG&A costs as a percentage of total Company revenue were 20% during both the third quarter and first nine months of 2022, as compared to 21% for both of the same periods in 2021.

Non-cash stock based compensation expense, included in SG&A, was $0.9 million and $3.0 million for the third quarter and first nine months of 2022, respectively, as compared to $0.9 million and $2.5 million for the same periods of 2021, respectively. The increase in the nine-month period is due to higher incentive compensation expense commensurate with Company performance.

Amortization expense, included in SG&A, was $0 and $154 thousand million in the third quarter and first nine months of 2022, as compared to $0.3 million and $0.8 million during the same periods in 2021, respectively. The amortization expense related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions have been fully amortized as of the second quarter of 2022.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash stock based compensation, depreciation and amortization expense, interest expense and the restructuring charges and reversals.

Global S&BT segment profit increased to $14.0 million and $45.9 million for the third quarter and first nine months of 2022, respectively, as compared to $11.8 million and $34.5 million for the same periods in the previous year, respectively. This increase was primarily a result of increased revenue as discussed above.

Oracle Solutions segment profit decreased to $3.3 million for the third quarter of 2022 from $5.4 million for the same period in the previous year. Oracle Solutions segment profit was $12.1 million for the first nine months of 2022 and 2021. The decrease in the three-month period was primarily due to lower revenue as discussed above.

SAP Solutions segment profit increased to $3.8 million in the third quarter of 2022 as compared to $3.7 million in the same period in 2021 and decreased to $9.2 million in the first nine months of 2022, as compared to $15.6 million in the same period of 2021. SAP Solutions segment profit in the first nine months of 2021 included a $5.3 million software sales transaction and benefitted from large global engagements which drove higher utilization of subcontractors.

Income Taxes. During the third quarter and first nine months of 2022, we recorded $3.7 million and $10.5 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26% and 25%, respectively. In the third quarter and first nine months of 2021, we recorded $3.2 million and $9.4 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 29% and 27%, respectively.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $67.0 million and $45.8 million, respectively, classified in cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Cash flows provided by operating activities	$34,078	$26,469
Cash flows used in investing activities	$(3,163)	$(2,255)
Cash flows used in financing activities	$(9,648)	$(20,704)

Cash Flows from Operating Activities

Net cash provided by operating activities was $34.1 million during the first nine months of 2022, as compared to $26.5 million during the same period in 2021. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income tax liabilities, partially offset by the decrease in accounts payable and accrued liabilities and other accruals primarily due to payments to vendors and the 2021 incentive compensation payments and lower contract liabilities. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in incentive compensation and income tax accruals, partially offset by an increase in accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million during the first nine months of 2022, as compared to $2.3 million during the same period in 2021. During both periods, cash flows used in investing activities primarily related to investments for the development of our Executive Advisory Member Platform and continued development of our Quantum Leap benchmark and Digital Transformation technologies. The investing activities in 2022 also included purchases of computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.6 million and $20.7 million during the first nine months of 2022 and 2021, respectively. The usage of cash in the first nine months 2022 primarily related to the repurchase of $3.2 million of the Company's common stock and dividend payments of $7.0 million. The usage of cash in the first nine months 2021 primarily related to the repurchase of $14.6 million of the Company’s common stock and dividend payments of $6.5 million.

As of September 30, 2022, we did not have any outstanding borrowings under our revolving line of credit (the “Credit Facility”), leaving us with a capacity of approximately $45.0 million. On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 7, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our prior credit agreement which was amended and restated in November 2022, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 30, 2022. Following the amendment and restatement of our credit agreement in November 2022, the interest rate changed from LIBOR to a Bloomberg Short-Term Bank Yield Index.

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

Based on the identification of the material weakness described below, the Company, under the supervision of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Material Weakness in Internal Control Over Financial Reporting

As described in the Explanatory Note in the Form 10K/A filed on November 8, 2022, we identified a material weakness in our internal control over financial reporting that existed as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is a result of our processes and related controls not operating effectively to understand the use of the information by the chief operating decision maker to allocate resources and the documentation of the evaluation of ASC 280. There were no material misstatements as a result of this material weakness; however, it could have resulted in omitted disclosures and the performance of the annual evaluation of goodwill impairment at other than the reporting unit level that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected on a timely basis. Due to the material weakness, we have concluded that our internal control over financial reporting was not effective as of September 30, 2022.

Management’s Plan to Remediate the Material Weakness

Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we have improved our review process including the documentation of the evaluation of segment reporting and ASC 280. In addition, the Company will engage outside consultants to review management’s accounting analysis when the Company has significant organizational structure or reporting structure changes that may impact the Company’s analysis under ASC 280.

While the Company has implemented remediation steps, the material weakness cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the remediation steps described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2022, the Company did not repurchase any common stock under the repurchase plan approved by the Company's Board of Directors. During the nine months ended September 30, 2022 the Company repurchased 31 thousand shares of its common stock under the repurchase plan. As of September 30, 2022, the Company had $10.6 million of authorization remaining under the repurchase plan. Subsequent to September 30, 2022, the Company’s Board authorized an additional $120.0 million to the repurchase plan. On November 8, 2022, the Company announced that it plans to launch a tender offer to purchase up to $120.0 million in value of shares of its common stock. The tender offer will be made pursuant to the increased share repurchase authorization.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of July 1, 2022				$10,608,767
July 2, 2022 to July 29, 2022	—	$—	—	$10,608,767
July 30, 2022 to August 26, 2022	—	$—	—	$10,608,767
August 27, 2022 to September 30, 2022	—	$—	—	$10,608,767
	—	$—	—

Shares repurchased during the quarter and nine months ended September 30, 2022 under the repurchase plan do not include 3 thousand shares and 134 thousand shares, respectively, for a cost of $69 thousand and $2.6 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 8, 2022	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer