Form 10-K
period 2022-12-30
HACKETT GROUP, INC.
filed 2023-03-03
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $473,965,505 on July 1, 2022 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on February 28, 2023 was 27,175,505.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The Hackett Group is an intellectual property-based executive advisory, IP as-a-Service Revenue ("IPaaS"), market intelligence, digital transformation consultancy and leading enterprise benchmarking and best practices implementation firm serving global companies. Services include benchmarking, executive advisory, IPaaS, market intelligence, business transformation and cloud enterprise application implementation. The Hackett Group also provides dedicated expertise in business strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The Hackett Group has completed over 25,000 benchmarking and performance studies with major organizations, including 97% of the Dow Jones Industrials, 93% of the Fortune 100, 73% of the DAX 30 and 52% of the FTSE 100. These studies drive our Digital Transformation Platform (“DTP” or “Hackett DTP”) which includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience is dramatically influencing the way businesses compete and deliver their services. This was further accelerated by the necessity to work remotely as a direct result of the COVID-19 pandemic. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. This digital transformation era is very attractive to our sector since we believe our clients will increasingly require organizational and technology market intelligence and implementation insight on how to digitize their businesses and what changes in business models are required to justify significant investments.

We have repositioned all of our offerings to the emerging digital transformation opportunities which started by digitizing all of our benchmarking and best practices intellectual property (“IP”). We wanted to deliver our proprietary insights in new ways and to do so efficiently and whenever possible, virtually. This also required us to change the way we go to market and engage clients, as well as added software implementation and market intelligence offerings and partners. For example, we have:

•
Launched Quantum Leap® (“QL”) – Our next generation benchmarking and continuous improvement software as a service solution. This market leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership. It covers over 100 enterprise process areas, across 20 industry groups on an end-to-end, functional or individual process basis.
•
Launched the Hackett DTP – We have digitized our IP and changed the way we share and deliver our IP with our clients across our benchmarking, executive advisory, IPaaS, market intelligence, business transformation and cloud enterprise application solutions. The Hackett DTP accelerates the speed to value realization by helping organizations achieve their performance targets through a combination of benchmark metrics, best practices and software configuration and process flow accelerators delivered in a fully automated platform.
•
Launched in early 2023 our new Hackett Connect platform that will support all of our Executive and Market Intelligence offerings including our syndicated research channel relationships.
•
Expanded our IPaaS – leveraging our QL and DTP platforms we are attracting new alliance partners that can leverage our unique enterprise performance benchmarking and best practices solutioning IP to help them differentiate and sell their software or services solutions. This is a critical component of our desire to emphasize the growth of high margin annualized recurring revenues.
•
Expanded executive research advisory and market intelligence programs and dedicated sales expertise to grow high margin annualized recurring revenues. These relationships are also currently responsible for over 40% of the downstream Hackett’s business transformation and technology consulting revenues.

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
•
Launched the Hackett Institute and acquired the joint venture interest of our Certified Global Business Services (“CGBS”) Program – and moved our training content to a state-of-the-art learning management platform.

We continue to expect one of the key drivers for our growth to come from the growing leverage of our “wedge” or IP-as-a-Service offerings, which includes our Benchmarking, Executive Advisory and market intelligence, and our IP led offerings which are enabled by our QL and DTP platforms.

OUR IP ENABLED QUANTUM LEAP, DIGITAL TRANSFORMATION AND HACKETT CONNECT PLATFORMS

Our Quantum Leap, DTP, and Hackett Connect platforms resulted in a new way to share and leverage our IP across our offerings. This required us to digitize our intellectual capital and the way we share it with our clients across our benchmarking, executive research advisory, business transformation and Cloud Enterprise application implementation solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings. It also allows us to engage and support clients more efficiently, remotely, and where appropriate, continuously.

Hackett uses its proprietary benchmarking enterprise performance metrics and best practices repository intellectual capital to help clients accelerate the value realization from technology investments. Our benchmark offerings allow our clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance. This insight results in a proprietary Best Practices Repository, as well as, best practice software configurations, process flows and organizational strategies. Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow our clients to effect proven sustainable performance improvements.

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

Because our solutions are based on Hackett-Certified best practices, we believe that clients gain significant advantages. Clients can have confidence that their solutions are based on strategies from the world’s leading companies. More importantly, Hackett’s solutions deliver enhanced efficiency, improved effectiveness, reduced implementation risk and accelerated and optimized value realization.

Leveraging our Quantum Leap and Hackett Digital Transformation Platforms, and soon to launch Hackett Connect, our engagements often begin with an assessment of a client’s performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett performance metrics database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated workflow automation and organizational design improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology and skills and talent, we believe companies risk losing a significant portion of business case benefits with their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance. This enables clients to streamline and automate key processes and generate performance improvements quickly and efficiently at both the functional and enterprise levels.

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

We believe the combination of market intelligence, optimized processes and workflows, best practice-based business applications and enhanced business analytics environments allows our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help our clients without regard to where they are in their respective performance improvement lifecycle.

COMPETITION

The strategic executive advisory and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include leading research advisories, international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and acquisitions throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics QL delivers and the insight within the Hackett DTP that supports our Transformational Benchmark, Best Practices Advisory and Business Transformation and Technology offerings.

Despite our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and our QL and DTP platforms, we believe we can empirically and digitally assist our clients. Our ability to apply best practices and benchmarking metrics to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted over 25,000 benchmark and performance studies over 29 years at over 8,800 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

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

Correspondingly, we remain focused on executing the following strategies:

•
Expanding our IP, brand market permission to our offerings. We believe that our long-term growth prospects depend on our ability to extend our unique objective and actionable value realization market permission to help our clients and strategic partners leverage our IP and proprietary platforms to define and enable our clients to achieve digital world class performance. Our new platforms allow us to deliver objective and actionable insight and expertise in an efficient and continuous way.
•
Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for its benchmarking metrics and best practice strategies. By building a series of highly complementary market intelligence and implementation offerings that allow our clients access to our IP, which is based on our performance metrics, best practice process and technology value realization insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we provide them a combination of actionable offerings that support their efforts.

We believe that clients that leverage our IP are more likely to allow us to serve them more broadly. IP-based services enhance our opportunities to serve clients remotely, continuously and more profitably. Our goal is to expand and accelerate the growth of our IPaaS, executive advisory and market intelligence offerings to establish strategic relationships with our clients directly or through strategic alliances and syndicated channels and to further use that entry point to introduce our business transformation and technology consulting capabilities.

The launch of QL, DTP and Hackett Connect should expand and attract new clients and alliance partners that can leverage our unique benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.

If our clients need access to our IP and advisors to help them either assess or execute transformation initiatives on their own, they can avail themselves of our Executive Advisory and Market Intelligence Programs or our new IPaaS offerings. The key is for our clients to know that we can support them strategically by leveraging our unique IP and insights so that we are able to build a strategic relationship which is appropriate for them. We also believe that our clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will also improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and channels.

•
Introduce New IP-as-a-Service Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP, research and brand to help others sell and deliver their offerings. We have signed several multi-year relationships and continue to pursue and launch pilots with major software and services providers.
•
Continue to expand our QL/DTP Content and Technology. DTP incorporates Hackett's intellectual capital into our implementation tools and techniques. For our clients, the end results are tangible cost, performance gains and improved returns on their organizational and technology investments. Many clients attribute their decision to employ us to our IP and accelerators. Our objective is to help our clients make smarter business process and software configuration decisions as a result of our methods and knowledge. We are continuously updating our content and tools through benchmarking, enterprise transformation and research activities. Additional updates are also driven by new software releases that drive innovation in business process automation. We continue to invest in the digitization and integration of our various metrics, best practices and best practice acceleration tools into our QL and DTP platforms.
•
Recruit and develop talent. As we continue to grow and realize the potential of our business model, it is important to attract, retain, develop and motivate associates. We continue to invest in associate development programs that are specifically targeted to improve our go-to-market and delivery execution.
•
Leverage our offshore capabilities. Leveraging an offshore resource capability to support the delivery of our offerings has been a key strategy for our organization. Our facilities in Hyderabad, India and Montevideo, Uruguay allow us to increase operational efficiencies and build targeted key capabilities that can appropriately support the delivery of our offerings and internal functional teams. We continue to see our offshore capabilities increase as a percentage of our total delivery resources. This increase has resulted in improved margins and competitiveness.
•
Seek out strategic acquisitions. We will continue to pursue strategic acquisitions that strengthen our ability to compete and expand our IP. We believe that our unique Hackett access and our QL/DTP approach, coupled with our strong balance sheet and infrastructure, can be utilized to support a larger organization. We plan to pursue acquisitions that are accretive or have strong growth prospects, and most importantly, have strong synergies with our best practice intellectual capital leverage and focus.

OUR OFFERINGS

We offer a comprehensive range of services, including IPaaS, executive advisory and market intelligence programs, benchmarking, business transformation and technology consulting services. With strategic and functional knowledge in finance, human resources, information technology, procurement, supply chain management, corporate services, customer service, and sales and marketing, our expertise extends across the enterprise. We have completed successful engagements in a variety of industries, including automotive, consumer goods, financial services, technology, life sciences, manufacturing, media and entertainment, retail, telecommunications, transportation and utilities.

The Hackett Group

GLOBAL STRATEGY & BUSINESS TRANSFORMATION SEGMENT ("GLOBAL S&BT" SEGMENT)

•
Executive Advisory, IPaaS and Market Intelligence Programs

Our Executive Advisory, IPaaS and Market Intelligence programs provide on-demand access to world-class performance metrics, peer-learning opportunities and best practice implementation advice. The scope of Hackett’s Advisory programs is defined by business function (Executive Advisory), end-to-end process coverage (Process Advisory) and Software and Services Intelligence (Market Intelligence). Our programs include a mix of the following deliverables:

•
Hackett Connect: Online, searchable repository of best practices, performance metrics, conference presentations and associated research available to Executive Advisory, IPaaS and Market Intelligence Program Executives and their respective teams.
•
Best Practice Accelerators: Dedicated web-based access to best practices, customized software configuration tools, best practice process flows used to support the sale, configuration and organizational implementation and post implementation support efforts of partner software.
•
Advisor Inquiry: Hackett’s inquiry services are used by clients for quick access to fact-based advice on proven approaches and methods to increase the efficiency and effectiveness of selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services processes.
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
•
Benchmarking Services

Our benchmarking group has measured and evaluated the efficiency and effectiveness of enterprise functions for over 8,800 organizations globally. This includes 97% of the Dow Jones Industrials, 93% of the Fortune 100, 73% of the DAX 30 and 52% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified approximately 2,000 best practices for over 140 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•
Business Transformation Group

Our Business Transformation group help our clients develop a coordinated digital transformation strategy that allows our clients to achieve meaningful performance improvements across the enterprise. Our experienced teams utilize the Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. We also maintain our award winning procurement (Coupa and Ariba) functionally led groups and our OneStream CPM teams within this group.

ORACLE SOLUTIONS SEGMENT

Our Oracle Solutions Segment helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities. This allowed us to greatly increase the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market. The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle Solutions segment from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our Oracle Solutions segment with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment. Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics. Solution innovations have taken the group into areas such as big data, cloud technology data management and governance, and industry-specific analytic templates.

SAP SOLUTIONS SEGMENT

Our SAP Solutions segment helps clients choose and deploy S4 HANA Cloud applications that best meet their needs and objectives. Our expertise is focused on SAP ERP, with primary focus on Life Sciences and Consumer Goods. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2022, our ten most significant clients accounted for 24% of total revenue and during 2021 and 2020, our ten most significant clients accounted for 22% of total revenue in each year. In addition, during 2022, 2021 and 2020, our largest client generated 7%, 4% and 5% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and relationships with Global 2000 firms remain our most significant sources of new business. Our revenue generation strategy is formulated to ensure that we are addressing multiple facets of business development. Our primary goal is to continue to increase awareness of our brand which we have created around our Hackett empirical knowledge capital in the extended enterprise that we now serve. We have a regional sales and market development effort in both North America and Europe, so we can better coordinate the sales and marketing messages from our various offerings. Our compensation programs for our associates reflect an emphasis on optimizing our total revenue relationship with our clients. In our technology groups, we have continued to utilize our Hackett intellectual capital as a way to differentiate the relationships we have with the software providers and with our clients. The categories below define our business development resources.

BUSINESS DEVELOPMENT RESOURCES

Although virtually all of our advisors and consultants are expected to contribute to new revenue opportunities, our primary internal business development resources are comprised of the following:

•
The Leadership Team, Principals and Senior Directors are comprised of our senior leaders who have a combination of executive, regional and anchor account responsibilities. In addition to their management responsibilities, this group of associates is responsible for growing the business by fostering executive-level relationships within accounts and leveraging their existing contacts in the marketplace.
•
The Sales Organization is comprised of associates who are 100% dedicated to generating sales. They are deployed geographically in key markets, primarily focused on developing new relationships and they are aligned to our core group areas within their target accounts. They also handle opportunities in their geographic territories as they arise. We are currently making incremental investments in dedicated sales resources for our Benchmarking, IPaaS, Executive Advisory and Market Intelligence offerings.
•
The Business Development Associates are comprised of trained groups of telemarketing specialists who are conversant with their respective solution areas. Lead generation is coordinated with our marketing and sales groups to ensure that our inbound and outbound efforts are synchronized with targeted marketing and sales programs.
•
The Delivery Organization is comprised of our billable associates. We encourage associates to pursue additional business development opportunities through their normal course of delivering existing projects thereby helping us expand our business within existing accounts.

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

HUMAN CAPITAL MANAGEMENT

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

Our human resources staff includes seasoned professionals in North America, Europe, India and South America who support our groups by, among other things, administering our benefit programs, facilitating the hiring process and coordinating training activities. Our human resources staff also includes dedicated individuals who recruit consultants with both business and technology expertise. Our recruiting team supports our hiring process by focusing on the highest demand solution areas of our business to ensure an adequate pipeline of new associates. We also have an employee referral program, which rewards existing employees who source new hires.

As of December 30, 2022, we had 1,175 associates, excluding subcontractors, 81% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. We do so by encouraging and supporting our associate’s communities and personal volunteer and service programs and social gatherings.

INTELLECTUAL PROPERTY

We have obtained trademark registrations for The Hackett Group, Hackett Best Practices, World Class Defined and Enabled, Quantum Leap, Digital Excelleration, Intellectual Property-As-A-Service and Book of Numbers, and own registrations for certain of our other trademarks in the United States and abroad that we use in our business and believe are important to protect. We believe that the protection of these marks is an important part of our strategy of increasing the brand recognition we have built around our empirical knowledge capital and the growing number of services we provide.

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Form 10-K, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Any material that we file with the SEC or at www.sec.gov.

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

Our results of operations have been adversely affected and could in the future be materially impacted by macroeconomic conditions on our business.

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Any prolonged economic downturn as a result of weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce the clients' demand for our services. These include:

•
general economic and business conditions;
•
interest rate and inflation rate trends and fluctuations;
•
overall demand for services; and
•
currency exchange rate fluctuations.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.

The global spread of the COVID-19 pandemic created significant volatility, uncertainty and economic disruption. Our clients, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and business confidence arising from pandemics.

We continue to work with our clients and employees to responsibly address the COVID-19 pandemic. The extent to which the COVD-19 pandemic or another pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, severity and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions; and any closures of our clients’ offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in “Item 1A. Risk Factors” and elsewhere in this Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2022, our ten largest clients accounted for 24% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology and security systems and any damage, interruption or compromise of our information technology and security systems or data could disrupt and harm our business.

We use information technology and security systems to process, transmit, and store electronic information in connection with the operation of our business. We also use such systems to protect proprietary and confidential information, including that of our customers, suppliers and employees. We face risks associated with cybersecurity incidents and other significant disruptions of such systems, including denial of service or other similar attacks, to our facilities or systems; unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain; or viruses, loggers, or other malfeasant code, including ransomware, in our data or software. These cybersecurity incidents or other significant disruptions could be caused by persons inside our organization, persons outside our organization with authorized access to systems inside our organization, or by individuals outside our organization. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber-intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future.

We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, communication services, and some financial functions, and we are therefore dependent on the security systems of these providers. These third-party entities are subject to similar risks as it relates to cybersecurity, business interruption, and systems. Employee failures and a cybersecurity incident or other significant disruption affecting such third parties could have a material adverse effect on our business.

Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training. Data protection laws and regulations around the world often require “reasonable,” “appropriate” or “adequate” technical and organizational security measures, and the interpretation and application of those laws and regulations are often uncertain and evolving; there can be no assurance that our security measures will be deemed adequate, appropriate or reasonable by a regulator or court. Moreover, even security measures that are deemed appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. A cybersecurity incident or other significant disruption impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and may divert management’s attention and require the expenditure of significant time and resources. Such cybersecurity incidents or other significant disruptions could result in claims, increased regulatory scrutiny, or investigations, and may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived cybersecurity incident or significant disruption may also interfere with our ability to comply with financial reporting requirements and harm our reputation and market position, especially given that we handle sensitive customer information. Any of the foregoing matters could harm our operating results and financial condition.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

A breach of our information technology and security systems could materially adversely affect our business.

We use information technology and security systems to protect proprietary and confidential information, including that of our customers, suppliers and employees. Denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access to our facilities or information systems, unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain, or viruses, loggers, or other malfeasant code, including ransomware, in our data or software, could compromise this information and otherwise disrupt our operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including "cloud-based" providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access to, or disruptions of, our service-providers' systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of December 30, 2022, we had operating leases that expire on various dates through June 2024. During the fourth quarter of 2020, as a result of and in consideration of the COVID-19 pandemic, and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space leases as part of its transformation initiatives related to real estate. This evaluation resulted in the complete and partial abandonment of certain leased office spaces and an asset impairment charge for certain lease right-of-use assets and certain property, equipment and leasehold improvements for impairment.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the Nasdaq Stock Market symbol, "HCKT". The closing sale price for the common stock on February 28, 2023, was $18.64.

As of February 28, 2023, there were 262 holders of record of our common stock and 27,175,505 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 29, 2017, with the Russell 2000 and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 29, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Hackett Group, Inc., the Russell 2000 Index,
and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/17
12/28/18
12/27/19
1/1/21
12/31/21
12/30/22
The Hackett Group, Inc.
Russell 2000
Peer Group

	12/28/18	12/27/19	1/1/21	12/31/21	12/30/22
The Hackett Group, Inc.	$103.45	$105.64	$97.72	$142.50	$144.59
Russell 2000	$88.99	$111.70	$134.00	$153.85	$122.41
2022 Peer Group	$117.67	$145.05	$128.63	$131.00	$151.76

The 2022 Peer Group includes Alithya Group Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share. In 2020, 2021 and 2022, the Board of Directors approved an increase in the annual dividend to $0.38 per share, $0.40 per share, and $0.44 per share, respectively. During 2020, the Board of Directors approved the increase in the frequency of dividend payments from semi-annual to quarterly. During fiscal 2022, we paid the quarterly dividend to shareholders of record on March 25, 2022, June 24, 2022, September 23, 2022, and December 23, 2022, totaling $13.4 million, which includes the fourth quarter of 2022 dividend paid in January 2023, of $3.0 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares. Subsequent to fiscal year end, the Board of Directors declared the first quarterly dividend of 2023 for shareholders of record as of March 24, 2023, to be paid on April 7, 2023. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and lawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002. Repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 30, 2022 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 31, 2021				$11,244,241
January 1, 2022 to April 1, 2022	30,999	$20.50	30,999	$10,608,761
April 2, 2022 to July 1, 2022	—	$—	—	$10,608,761
July 2, 2022 to September 30, 2022	—	$—	—	$10,608,761
October 1, 2022 to December 30, 2022	4,889,315	$23.71	4,889,315	$14,672,248	*
	4,920,314	$23.69	4,920,314

* During 2022, the Company’s Board of Directors approved an additional share repurchase authorization of $120.0 million.

As of December 30, 2022, the Company’s Board of Directors had approved a cumulative authorization of $287.2 million with cumulative purchases under the plan of $272.5 million, leaving $14.7 million available for future purchases. Subsequent to fiscal year end, we repurchased 37 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.7 million, or $18.96 per share. Including these subsequent purchases, we have approximately $14.0 million available for future purchases under the plan.

During the year ended December 30, 2022, the Company repurchased 4.9 million shares of its common stock under the repurchase plan approved by the Company's Board of Directors, inclusive of transaction related fees, for $115.9 million at an average share price of $23.71, under its tender offer transaction. In addition, the Company repurchased 31 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $0.6 million, or $20.50 per share.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2022, 164 thousand shares were withheld and not issued for a cost of $3.2 million, bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million, which includes the tender offer transaction. In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million, bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which includes the net settlement of 2.9 million SARs, for a cost of $19.7 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We have omitted discussion of fiscal 2020 items and year-to-year comparisons between fiscal years 2021 and 2020 where it would be redundant with the discussion previously included in Part II, Item 7 (MD&A) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Hackett, originally incorporated on April 23, 1997, is a leading IP-based strategic advisory and technology consulting firm that enables companies to achieve world-class business performance. By leveraging the comprehensive Hackett database, the world’s leading repository of enterprise business process performance metrics and best practice intellectual capital, our business and technology solutions help clients improve performance and maximize returns on technology investments. Only Hackett empirically defines world-class performance in sales, general and administrative and certain supply chain activities with analysis gained through over 25,000 benchmark and performance studies over 29 years at over 8,800 of the world’s leading companies.

Hackett’s combined capabilities include executive advisory programs, IPaaS, market intelligence, benchmarking, business transformation and technology solutions, with corresponding offshore support. In addition, we are identifying new opportunities for our benchmarking and best practice intellectual property by leveraging new channels through strategic alliances to introduce new recurring revenue, high margin offerings that could redefine our organizational model that we have started to refer to as “IP-as-a-Service” business.

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

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Effective in the third quarter of 2022, the Company re-assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined that effective in the third quarter of 2022, it has three operating segments: Global Strategy &

Business Transformation ("Global S&BT"), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Executive Advisory Services, IPaaS and OneStream. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP. See Note 15 “Segment Information and Geographic Data” for detailed segment information.

Goodwill and Other Intangible Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. Effective in the third quarter of fiscal year 2022, the Company reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization and in accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting groups; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AMS groups; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. With the new reporting unit structure, the goodwill previously assigned to Hackett Technology Solutions and The Hackett Group has now been allocated based on the reporting unit's relative fair value. The carrying amount of goodwill by the new reporting units are as follows (in thousands):

			Foreign
	December 31,	Additions/	Currency	December 30,
	2021	Adjustments	Translation	2022
Global S&BT	$58,378	$-	$(1,568)	$56,810
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$85,070	$-	$(1,568)	$83,502

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2022 and 2021 ended on December 30, 2022 and December 31, 2021, respectively. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations (in thousands):

	Year Ended

	December 30,	December 31,
	2022	2021
Revenue:
Revenue before reimbursements	$289,688	$277,583
Reimbursements	4,054	1,226
Total revenue	293,742	278,809
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,201 and $6,766 of stock compensation expense in 2022 and 2021, respectively)	174,112	171,920
Reimbursable expenses	4,054	1,226
Total cost of service	178,166	173,146

Selling, general and administrative costs (includes $4,066 and $3,356 of stock compensation expense in 2022 and 2021, respectively)	60,979	59,187
Restructuring and asset impairment settlement	(651)	—
Total costs and operating expenses	238,494	232,333
Operating income	55,248	46,476
Other expense, net:
Interest expense, net	(144)	(95)
Income from continuing operations before income taxes	55,104	46,381
Income tax expense	14,302	4,829
Income from continuing operations	40,802	41,552
Loss from discontinued operations (net of taxes)	—	(7)
Net income	$40,802	$41,545

Comparison of 2022 to 2021

Overview. For fiscal year 2022, total revenue increased 5% to $293.7 million, as compared to fiscal year 2021, primarily driven by increased total revenue from our Global S&BT segment of 16%, or $23.4 million, as compared to 2021. Diluted earnings per share increased to $1.28 in 2022 from $1.26 in 2021. Fiscal year 2021 results included a $5.3 million software sale transaction which was recorded in the second quarter of 2021 and a tax benefit of $7.7 million for the exercise of 2.9 million SARs which was recorded in the fourth quarter of 2021. Together, these items positively impacted net income for 2021 by $13.0 million and dilutive earnings per share by $0.33.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2022 and 2021. Revenue is analyzed based on geographic location of engagement team personnel.

Our total revenue from continuing operations increased 5%, to $293.7 million in 2022, as compared to $278.8 million in 2021. The 2021 revenue included a $5.3 million software sale transaction which was recorded in the second quarter of 2021 as mentioned above.

In 2022 one customer accounted for 7% of our total revenue and in 2021 no customer accounted for more than 5% of our total revenue.

Segment revenue. Effective in the third quarter of 2022, the Company reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization, management made the determination to present three reportable segments: Global S&BT, Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by reportable operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Year Ended
	December 30,	December 31,
	2022	2021
Global S&BT	$169,660	$146,224
Oracle Solutions	76,320	74,886
SAP Solutions	47,762	57,699
Total revenue	$293,742	$278,809

Global S&BT total revenue increased 16% in 2022, to $169.7 million, as compared to $146.2 million in 2021 reflecting the continued sequential growth since the second quarter of 2020 and continuing demand for digital transformation investments. Global S&BT represented 58% of the Company's total revenue. In addition to solid performance from our transformation consulting groups, our IP-based higher-margin Executive Advisory, IPaaS and Market Intelligence offerings grew more than 20%. Our annualized contract value from the segment recurring revenues also grew over 20%. The success and market opportunity for our IP offerings highlight the reasons why we have accelerated our sales and product development investments in this area.

Oracle Solutions total revenue increased to $76.3 million in 2022, as compared to $74.9 million in 2021. Our Oracle Solutions segment revenues were slightly up for the year as the group struggled to maintain its early year momentum. Although client activity remains strong this was the segment where we experienced the most volatility in client decision in the second half of the year.

SAP Solutions total revenue decreased to $47.8 million in 2022, from $57.7 million in 2021. Total SAP Solutions revenue in 2021 included a $5.3 million software sale transaction which was recorded in the second quarter of 2021. The decrease in revenue in 2022 as compared to 2021, excluding the software sale transaction, was primarily the result of strong 2021 results which benefitted from several large global engagements with larger than normal subcontractor levels, partially offset by strong software transaction activity in the third and fourth quarters of 2022.

Reimbursements as a percentage of total revenue were 1.4% in 2022 and 0.4% in 2021. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

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

Personnel costs before reimbursable expenses, increased slightly to $174.1 million in 2022, as compared to $171.9 million in 2021. The higher costs in 2022 were primarily a result of hiring activities to support business growth. Personnel costs as a percentage of total revenue decreased to 59% in 2022 from 62% in 2021.

Non-cash stock-based compensation expense, included in personnel costs before reimbursable expenses, was $6.2 million in 2022, as compared to $6.4 million in 2021.

Acquisition related non-cash stock-based compensation expense, included in personnel costs before reimbursable expenses, was $15 thousand in 2022, as compared to $406 thousand in 2021. This cost was related to equity issued in relation to acquisitions which has vested over the years resulting in lower compensation expense.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 3%, to $61.0 million in 2022, as compared to $59.2 million in 2021. This increase in the costs was primarily due to increased non-client billable expenses and increased investments in sales and marketing and information technology. SG&A costs as a percentage of total revenue were 21% during both 2022 and 2021.

Non-cash stock-based compensation expense, included in SG&A, was $4.1 million in 2022, as compared to $3.4 million in 2021. The increase in the compensation expense in 2022 is due to higher incentive compensation expense commensurate with Company performance.

Amortization expense, included in SG&A, was $0.2 million in 2022, as compared to $1.0 million in 2021. The amortization expense related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions have been fully amortized as of the second quarter of 2022.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash compensation, depreciation and amortization expense, interest expense and the restructuring charges and reversals.

Global S&BT segment profit increased to $61.3 million in 2022, as compared to $49.3 million in 2021. This increase was primarily a result of increased revenue from our higher margin executive advisory, IPaaS and market intelligence offerings, which grew more than 20%, as discussed above.

Oracle Solutions segment profit decreased slightly to $15.3 million in 2022, as compared to $15.7 million in 2021. On the operating side, we continued to expand the segment offshore leverage throughout the year and also added senior sales and practice leaders in the latter part of the year to strengthen our team.

SAP Solutions segment profit decreased to $12.8 million in 2022, as compared to $18.8 million in 2021. SAP Solutions segment profit in 2021 included a $5.3 million software sales transaction. Although total revenue was down, the segment reported solid segment profits for the year aided by increasing software activity.

Income Taxes. During 2022, we recorded $14.3 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 26%. During 2021, we recorded $4.8 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 10%. The lower tax rate in 2021 was primarily due to a $7.7 million tax benefit resulting from the exercise of 2.9 million SARs.

Liquidity and Capital Resources

As of December 30, 2022 and December 31, 2021, we had $30.3 million and $45.8 million, respectively, of cash, and as of December 30, 2022 we had $59.7 million outstanding debt under our credit facility, net of deferred debt costs, and no balance outstanding in the prior year. We currently believe that available funds, including the cash on hand and funds available for borrowing under our credit facility, and cash flows generated by operations will be enough to fund our cash requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 30,	December 31,
	2022	2021
Cash flows provided by operating activities	$58,904	$46,353
Cash flows used in investing activities	$(4,656)	$(3,242)
Cash flows used in financing activities	$(69,736)	$(46,739)

Cash Flows from Operating Activities

Net cash provided by operating activities was $58.9 million in 2022, as compared to $46.4 million in 2021. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, a decrease in the income tax receivable and an increase in income tax liabilities, partially offset by the decrease in accrued liabilities and other accruals primarily due to payments to vendors and the 2021 incentive compensation payments. In 2021, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, and an increase in contract liabilities and incentive compensation, partially offset by increased accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.7 million in 2022, as compared to $3.2 million in 2021. During both periods, cash flows used in investing activities primarily related to investments for the development of our Hackett Connect Executive Advisory

Member Platform, Market Intelligence Programs, IPaaS and continued development of our Quantum Leap benchmark and Digital Transformation technologies. The investing activities in 2022 also included purchases of computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $69.7 million in 2022, as compared to $46.7 million in 2021. The usage of cash in 2022 was primarily related to the repurchase of Company common stock under our share repurchase program of $116.6 million, inclusive of the transaction related costs, employee net vesting related tax withholding requirements of $3.2 million, and dividend payments of $10.4 million, partially offset by the $60.0 million drawdown of our credit facility. The usage of cash in 2021 was primarily related to the repurchase of Company common stock under our share repurchase program of $13.0 million, employee net vesting related tax withholding requirements of $21.6 million, including the exercise of 2.9 million SARs, and dividend payments of $12.9 million.

Material Cash Requirements

Debt Payments and Lease Obligations

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of our Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information. As of December 30, 2022, we had $59.7 million of outstanding borrowings, net of deferred debt costs, under our revolving line of credit, leaving us with borrowing capacity of approximately $40.0 million. See Note 8 for more information.

There were no material capital commitments as of December 30, 2022. The following table summarizes our future principal payments under our future Credit Facility and lease commitments under our non-cancelable operating leases as of December 30, 2022 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	More Than 1 Year	4-5 Years	More Than 5 Years
Operating lease obligations	$1,600	$1,037	$563	$—	$—
Long-term debt obligations (1)	—	—	—	60,000	—
Total	$1,600	$1,037	$563	$60,000	$—

(1) Excludes interest charges on borrowings, the fee on the amount of any unused commitment that we may be obligated to pay under our revolving credit facility as such amounts vary and the deferred debt costs. See Note 8, in the notes to consolidated financial statements for additional information.

Capital Expenditures

There were no material commitments for capital expenditures as of December 30, 2022. Our capital expenditures primarily consist of investments related to the continued development of our Quantum Leap benchmark technologies and laptop purchases. During the years ended December 30, 2022, and December 31, 2021, our capital expenditures were $4.7 million and $3.2 million, respectively. We expect capital expenditures for the year ended December 29, 2023, to approximate the capital expenditures in 2022.

Taxes

Cash paid for income taxes was $4.6 million and $9.1 million for the years ended December 30, 2022, and December 31, 2021, respectively. As a result of a tax deduction related to the exercise of 2.9 million SARs in 2021, we recorded an income tax receivable as of December 31, 2021, of $3.4 million, as compared to an income tax liability as of December 30, 2022 of $5.8 million. See Note 9, “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Dividends and Share Repurchases

During the fiscal year 2022, our Board of Directors approved four quarterly dividends payments of $0.11 per share totaling $13.4 million. Subsequent to our completion of the tender offer transaction, we expect dividend payments in 2023 to be approximately $12.0 million.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. During 2022, we repurchased 4.9 million shares of common stock at an average price per share of $23.69, for a total cost of $116.6 million, including the shares repurchased under the tender offer transaction and transaction fees. As of December 30, 2022, we had $14.7 million share repurchase authorization remaining. Subsequent to fiscal year end, we repurchased 37 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.7 million, or $18.96 per share. Including these repurchases, we had approximately $14.0 million available for future repurchases under the plan as of March 3, 2023.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2022, 0.2 million shares were withheld and not issued for a cost of $3.2 million, bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million, including the tender offer transaction and related transaction fees. In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million, bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which included the net settlement of the 2.9 million SARs for a cost of $19.7 million.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 30, 2022, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the credit facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the credit facility will be, at our option, equal to either a base rate or a Bloomberg short-term bank yield index rate ("BSBY rate") for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our credit facility would not have had a material impact on our 2022 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Australian Dollar. We recognized income related to foreign currency exchange of $1.4 million, $130 thousand, and $49 thousand in 2022, 2021 and 2020, respectively. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2022, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition for Fixed-Fee Billing Arrangements

As described in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue from providing professional services to its clients. In fixed-fee billing arrangements, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under these arrangements using an input method approach, which is a subjective process based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement.

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

Miami, Florida

March 3, 2023

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$30,255	$45,794
Accounts receivable and contract assets, net of allowance of $856 and $2,702 at December 30, 2022 and December 31, 2021, respectively	48,376	50,616
Prepaid expenses and other current assets	2,535	5,766
Total current assets	81,166	102,176
Property and equipment, net	19,359	18,026
Other assets	268	620
Goodwill	83,502	85,070
Operating lease right-of-use assets	698	1,649
Total assets	$184,993	$207,541
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,741	$7,677
Accrued expenses and other liabilities	30,953	30,297
Contract liabilities	13,278	14,616
Income tax payable	5,759	—
Operating lease liabilities	870	2,299
Total current liabilities	59,601	54,889
Long-term deferred tax liability, net	6,877	7,325
Long-term debt, net	59,653	—
Operating lease liabilities	584	1,474
Total liabilities	126,715	63,688
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,147,720 and 59,631,003 shares issued at December 30, 2022 and December 31, 2021, respectively	60	60
Additional paid-in capital	308,325	300,288
Treasury stock, at cost, 33,277,459 and 28,357,145 shares at December 30, 2022 and December 31, 2021, respectively	(273,866)	(157,294)
Retained earnings	38,640	11,272
Accumulated other comprehensive loss	(14,881)	(10,473)
Total shareholders' equity	58,278	143,853
Total liabilities and shareholders' equity	$184,993	$207,541

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Revenue:
Revenue before reimbursements	$289,688	$277,583	$234,810
Reimbursements	4,054	1,226	4,672
Total revenue	293,742	278,809	239,482
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,201, $6,766 and $7,319 of stock compensation expense in 2022, 2021 and 2020, respectively)	174,112	171,920	161,696
Reimbursable expenses	4,054	1,226	4,672
Total cost of service	178,166	173,146	166,368
Selling, general and administrative costs (includes $4,066, $3,356 and $2,421 of stock compensation expense in 2022, 2021 and 2020, respectively)	60,979	59,187	53,984
Restructuring and asset impairment (settlement) charge	(651)	—	10,488
Total costs and operating expenses	238,494	232,333	230,840
Operating income	55,248	46,476	8,642
Other expense, net:
Interest expense, net	(144)	(95)	(126)
Income from continuing operations before income taxes	55,104	46,381	8,516
Income tax expense	14,302	4,829	2,871
Income from continuing operations	40,802	41,552	5,645
Loss from discontinued operations (net of taxes)	—	(7)	(172)
Net income	$40,802	$41,545	$5,473
Basic net income per common share:
Income per common share from continuing operations	$1.30	$1.38	$0.19
Loss per common share from discontinued operations	0.00	0.00	(0.01)
Basic net income per common share	$1.30	$1.38	$0.18

Diluted net income per common share:
Income per common share from continuing operations	$1.28	$1.26	$0.17
Loss per common share from discontinued operations	0.00	(0.00)	(0.00)
Diluted net income per common share	$1.28	$1.26	$0.17

Weighted average common shares outstanding	31,400	30,021	29,988
Weighted average common and common equivalent shares outstanding	31,962	32,883	32,405

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Net income	$40,802	$41,545	$5,473
Foreign currency translation adjustment, net of income taxes	(4,408)	(905)	982
Total comprehensive income	$36,394	$40,640	$6,455

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional				Accumulated
	Common Stock		Paid in	Treasury Stock		Retained	Other	Total
						Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Loss	Equity
Balance at December 27, 2019	57,181	$58	$303,707	(27,425)	$(141,887)	$(13,714)	$(10,550)	$137,614
Issuance of common stock, net	415	—	(1,451)	—	—	—	—	(1,451)
Treasury stock purchased	—	—	—	(184)	(2,367)	—	—	(2,367)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,783	—	—	—	—	9,783
Dividends declared	—	—	—	—	—	(9,147)	—	(9,147)
Net income	—	—	—	—	—	5,473	—	5,473
Foreign currency translation	—	—	—	—	—	—	982	982
Balance at January 1, 2021	57,596	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock, net	2,035	2	(20,812)	—	—	—	—	(20,810)
Treasury stock purchased	—	—	—	(749)	(13,040)	—	—	(13,040)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,061	—	—	—	—	9,061
Dividends declared	—	—	—	—	—	(12,885)	—	(12,885)
Net income	—	—	—	—	—	41,545	—	41,545
Foreign currency translation	—	—	—	—	—	—	(905)	(905)
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock, net	517	—	(2,347)	—	—	—	—	(2,347)
Treasury stock purchased	—	—	—	(4,919)	(116,572)	—	—	(116,572)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,384	—	—	—	—	10,384
Dividends declared	—	—	—	—	—	(13,434)	—	(13,434)
Net income	—	—	—	—	—	40,802	—	40,802
Foreign currency translation	—	—	—	—	—	—	(4,408)	(4,408)
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Cash flows from operating activities:
Net income	$40,802	$41,545	$5,473
Plus loss from discontinued operations, net of taxes	—	7	172
Net income from continuing operations	40,802	41,552	5,645
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	3,283	3,361	3,502
Amortization expense	154	1,016	977
Impairment of assets	—	—	3,885
Amortization of debt issuance costs	82	45	69
Provision for doubtful accounts	91	374	342
Gain on foreign currency transactions	(1,353)	(130)	(49)
Non-cash stock compensation expense	10,267	10,122	9,740
Deferred income tax (benefit) expense	(480)	1,469	(1,438)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and contract assets	2,603	(18,241)	16,876
Decrease (increase) in prepaid expenses and other assets	4,414	(2,153)	261
Increase (decrease) in accounts payable	1,063	1,580	(2,397)
(Decrease) increase in accrued expenses and other liabilities	(6,443)	3,554	8,101
(Decrease) increase in contract liabilities	(1,338)	5,851	(818)
Increase (decrease) in income taxes payable	5,759	(2,040)	(463)
Net cash provided by operating activities from continuing operations	58,904	46,360	44,233
Net cash used in operating activities from discontinued operations	—	(7)	(172)
Net cash provided by operating activities	58,904	46,353	44,061
Cash flows from investing activities:
Purchases of property and equipment	(4,656)	(3,242)	(1,893)
Net cash used in investing activities	(4,656)	(3,242)	(1,893)
Cash flows from financing activities:
Proceeds from long-term debt	60,000	—	—
Debt issuance costs	(381)	(4)	(21)
Dividends paid	(10,437)	(12,885)	(14,937)
Proceeds from issuance of common stock	876	755	751
Taxes paid to satisfy employee withholding tax obligations	(3,225)	(21,566)	(2,141)
Repurchases of common stock	(116,569)	(13,039)	(2,367)
Net cash used in financing activities	(69,736)	(46,739)	(18,715)
Effect of exchange rate on cash	(51)	(33)	48
Net (decrease) increase in cash	(15,539)	(3,661)	23,501
Cash at beginning of year	45,794	49,455	25,954
Cash at end of year	$30,255	$45,794	$49,455
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,550	$9,103	$4,651
Cash paid for interest	$78	$57	$57
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared during the year and paid the following year	$2,997	$-	$-

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

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2022, 2021, and 2020 ended on December 30, 2022, December 31, 2021, and January 1, 2021, respectively. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has been gradually increasing the dividend over the years. In 2020, 2021 and 2022, the Company’s Board of Directors approved an increase in the annual dividend to $0.38 per share, $0.40 per share, and to $0.44 per share, respectively. During 2022, the Company declared four quarterly dividend payments, the fourth of which was paid in January 2023. The dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. Effective in the third quarter of fiscal year 2022, the Company reorganized its operating and internal reporting structure to better align with its primary market solutions. Due to the reorganization and in accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. With the new reporting unit structure, the goodwill previously assigned to Hackett Technology Solutions and The Hackett Group has now been allocated based on the reporting unit's relative fair value. The carrying amount and activity of goodwill by new reporting units are as follows (in thousands):

			Foreign
	December 31,	Additions/	Currency	December 30,
	2021	Adjustments	Translation	2022
Global S&BT	$58,378	$-	$(1,568)	$56,810
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$85,070	$-	$(1,568)	$83,502

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2022, 2021 and 2020 and determined that goodwill was not impaired.

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

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	December 30,	December 31,
	2022	2021
Gross carrying amount	$27,269	$27,269
Accumulated amortization	(27,269)	(27,110)
Foreign currency translation adjustments	—	—
	$—	$159

All of the Company’s intangible assets have been fully amortized in 2022. For the years ended December 30, 2022, December 31, 2021 and January 1, 2021 the Company recorded $0.2 million, $1.0 million and $1.0 million of finite-lived intangible assets amortization expense in each year, respectively.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the 12 months ended December 30, 2022, the Company recognized $13.1 million of revenue as a result of changes in the contract liability balance, as compared to $8.3 million for the twelve months ended December 31, 2021.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Global S&BT:
North America Consulting	$143,956	$122,607	$96,175
International Consulting	25,704	23,617	21,645
Total Global S&BT	$169,660	$146,224	$117,820
Oracle Solutions:
Consulting and software support and maintenance	$76,320	$74,886	$73,095
Total Oracle Solutions	$76,320	$74,886	$73,095
SAP Solutions:
Consulting and software support and maintenance	$40,729	$47,391	$41,828
Software license sales	7,033	10,308	6,739
Total SAP Solutions	$47,762	$57,699	$48,567
Total segment revenue	$293,742	$278,809	$239,482

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 30, 2022 and December 31, 2021, the Company had $1.5 million, and $1.6 million, respectively, of deferred commissions, of which $1.1 million and $1.0 million was amortized during the 12 months ended December 30, 2022 and December 31, 2021, respectively.

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

As of December 30, 2022, and December 31, 2021, the Company did not have any carrying amounts of the major classes of assets and liabilities presented in discontinued operations in its consolidated balance sheets.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Basic weighted average common shares outstanding	31,399,813	30,021,097	29,988,244
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	555,483	529,535	212,496
Common stock issuable upon the exercise of stock options and SARs	6,445	2,331,976	2,203,796
Dilutive weighted average common shares outstanding	31,961,741	32,882,608	32,404,536

Approximately 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for both of the years ended December 30, 2022 and December 31, 2021, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable and accrued expenses and other liabilities. As of December 30, 2022 and December 31, 2021, the carrying amount of each financial instrument, with the exception of debt, approximated the instrument’s fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount using Level 2 inputs, due to the short-term variable interest rates based on market rates utilizing the market approach.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2022 one customer accounted for 7% of total revenue, all of which was included in the Global S&BT segment, and in 2021 and 2020 no customer accounted for more than 5% of total revenue.

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

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Effective in the third quarter of 2022, the Company re-assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined that effective in the third quarter of 2022, it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 15 “Segment Information and Geographic Data” for detailed segment information.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Recent Accounting Pronouncements

The Company did not identify any new accounting pronouncements.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year presentation with no effect on net income or shareholder’s equity.

2. Fair Value Measurement

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of December 30, 2022 and December 31, 2021, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	December 30,	December 30,
	2022	2021
Accounts receivable	$28,913	$30,732
Contract assets (unbilled revenue)	20,319	22,586
Allowance for doubtful accounts	(856)	(2,702)
	$48,376	$50,616

Accounts receivable as of December 30, 2022 and December 31, 2021, is net of uncollected advanced billings. Contract assets as of December 30, 2022 and December 31, 2021 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

4. Property and Equipment, net

	December 30,	December 31,
	2022	2021
Equipment	$10,916	$9,867
Software	39,751	36,187
Leasehold improvements	997	997
Furniture and fixtures	559	556
	52,223	47,607
Less accumulated depreciation	(32,864)	(29,581)
	$19,359	$18,026

Depreciation expense for the years ended December 30, 2022, December 31, 2021, and January 1, 2021 was $3.3 million, $3.4 million, and $3.5 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 30,	December 31,
	2022	2021
Accrued compensation and benefits	$9,320	$7,730
Deferred employer's payroll taxes	—	1,780
Accrued bonuses	12,171	13,753
Dividend payable	2,997	—
Restructuring liability	106	740
Accrued sales, use, franchise and VAT tax	2,572	1,783
Non-cash stock compensation accrual	1,241	1,357
Other accrued expenses	2,546	3,154
Total accrued expenses and other liabilities	$30,953	$30,297

The dividend declared in November 2021 was paid in December 2021, as compared the dividend declared in November 2022, which was paid in January 2023.

6. Restructuring and Asset Impairment Charge and Settlements

During 2020, the Company recorded restructuring charges of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in the U.S. and Europe due to the impact of the COVID-19 pandemic and $4.8 million of which primarily related to real estate leases. In consideration of the COVID-19 pandemic and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space utilization and made the decision to completely or partially abandon certain leased office spaces. As a result, the Company recorded restructuring charges of $4.8 million, primarily relating to the impairment of certain lease right-of-use assets, property, equipment and leasehold improvements and other real estate related costs. See Note 7 for further discussion.

The Company recorded the settlement of the restructuring charge in 2022 of $0.3 million and $0.4 million related to the settlement of the impairment of lease right-of use assets.

The following table summarizes the costs incurred in connection with the 2020 restructuring and asset impairment charge (in thousands):

January 1,
2021
Employee related costs	$5,710
Lease right-of-use asset impairment charges	3,545
Property, equipment and lease improvement impairment charges	340
Other lease related restructuring costs	893
Total	$10,488

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Restructuring and Asset Impairment Charge and Settlements (continued)

The following table summarizes the Company’s restructuring activities recorded in accrued expenses and other liabilities (in thousands):

	Employee Related	Exit, Closure and Consolidation
	Costs	of Facilities	Total
Accrual balance at January 1, 2021	$1,083	$1,209	$2,292
Restructuring charge	—	—	—
Cash paid	(1,013)	(539)	(1,552)
Accrual balance at December 31, 2021	$70	$670	$740
Restructuring settlement	(70)	(238)	(308)
Cash paid	-	(326)	(326)
Accrual balance at December 30, 2022	$—	$106	$106

7. Lease Commitments

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

The weighted average remaining lease term is less than one year. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended December 30, 2022, the Company paid $1.5 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through December 2024. Lease expense for the years ended December 30, 2022, December 31, 2021, and January 1, 2021 was $1.2 million, $1.0 million and $2.5 million, respectively. The components of lease expense during the fiscal years ended December 30, 2022, December 31, 2021, and January 1, 2021, all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 30, 2022, are as follows (in thousands):

Rental
Payments
2023	$1,037
2024	563
Total lease payments	1,600
Less imputed interest	(51)
Total	$1,549

As of December 30, 2022, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility

On April 3, 2020, the Company amended its Credit agreement with Bank of America, N.A. to extend the maturity date to November 30, 2022. The amendment also increased the interest payable on outstanding loans in respect toa revolving line of credit by an additional per annum rate of 0.50% and provided for a LIBOR floor of 75 basis points. The borrowing capacity remained at $45.0 million until maturity and no draws were made.

On November 7, 2022, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to amend and restate its existing credit agreement, in order to extend the maturity date of the revolving line of credit and provide the Company with an additional $55.0 million in borrowing capacity, for an aggregate amount of up to $100.0 million from time to time pursuant to a revolving line of credit (the “Credit Facility”). The Credit Facility matures on November 7, 2027.

The obligations of Hackett under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of Hackett (the “U.S. Subsidiaries”) and are secured by substantially all of the existing and future property and assets of Hackett and the U.S. Subsidiaries.

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a BSBY rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement, however as of December 30, 2022 the applicable margin percentage was based on the pricing level 2 until the first compliance certificate under the Credit Agreement is delivered. As of December 30, 2022, the applicable margin percentage was 1.75% per annum based on the consolidated leverage ratio, in the case of the BSBY rate advances, and 1.00% per annum, in the case of base rate advances. The interest rate of the commitment fee as of December 30, 2022 was 0.250%. Interest payments are made on a monthly basis.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 30, 2022, the Company was in compliance with all covenants.

The Company incurred $0.4 million and $4 thousand of incremental debt issuance costs in 2022 and 2021, respectively, as a result of the Credit Agreement. As of December 30, 2022, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

As of December 30, 2022, the Company had $60.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, and as of December 31, 2021, the Company did not have any outstanding debt.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in the light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2018 and all significant state, local and foreign matters have been concluded for years through 2017.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Domestic	$48,020	$41,641	$10,046
Foreign	7,084	4,740	(1,530)
Income from continuing operations before income taxes	$55,104	$46,381	$8,516

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company had recorded an income tax benefit of $7.7 million, which resulted in a receivable balance of $3.4 million in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021.

The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Current tax expense
Federal	$9,782	$2,043	$3,125
State	3,416	663	810
Foreign	1,584	654	374
	14,782	3,360	4,309
Deferred tax expense (benefit)
Federal	49	765	(769)
State	(99)	303	(81)
Foreign	(430)	401	(588)
	(480)	1,469	(1,438)
Income tax expense from continuing operations	$14,302	$4,829	$2,871

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
U.S. statutory income tax expense rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax expense	4.8	1.6	6.8
Valuation reduction	(0.3)	0.1	(0.6)
Meals and entertainment	—	—	0.6
Foreign rate differential	0.1	0.3	0.9
Share based compensation	(1.0)	(13.2)	2.4
Foreign exchange loss	(0.2)	(0.1)	0.2
Other, net	1.6	0.7	2.4
Effective tax rate	26.0%	10.4%	33.7%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 30,	December 31,
	2022	2021
Deferred income tax assets:
Allowance for doubtful accounts	$224	$681
Net operating loss and tax credits carryforward	2,902	2,562
Accrued expenses and other liabilities	5,804	5,014
	8,930	8,257
Valuation allowance	(1,463)	(1,602)
	7,467	6,655
Deferred income tax liabilities:
Depreciation	(3,847)	(4,015)
Tax over book amortization on goodwill and intangibles	(10,316)	(9,548)
Other items	(181)	(417)
	(14,344)	(13,980)
Net deferred income tax liability	$(6,877)	$(7,325)

As of December 30, 2022, the Company had $1.0 million of U.S. state net operating loss carryforwards. Additionally, as of December 30, 2022, the Company had $7.9 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia. A portion of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. As of December 30, 2022 and December 31, 2021 the Company had a valuation allowance of $1.5 million and $1.6 million, respectively, to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries as of December 30, 2022, was approximately $11.4 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 30, 2022, December 31, 2021, and January 1, 2021 the total amount of accrued income tax-related interest and penalties was $192 thousand, $179 thousand and $167 thousand, respectively.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The following table sets forth the detail and activity of the ASC 740 liability during the years ended December 30, 2022 and December 31, 2021 (in thousands):

	Year Ended
	December 30,	December 31,
	2022	2021
Beginning balance	$437	$425
Additions based on tax positions	13	12
Ending balance	$450	$437

As of December 30, 2022 and December 31, 2021 the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.5 million and $0.4 million, respectively, was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 30, 2022 and December 31, 2021 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plans

Total share-based compensation included in net income for the years ended December 30, 2022, December 31, 2021, and January 1, 2021 is as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Restricted stock units	$10,252	$9,716	$8,676
Common stock subject to vesting requirements	15	406	1,064
	$10,267	$10,122	$9,740

The number of shares available for future issuance under the Company's stock plans as of December 30, 2022 were 2,853,757. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the fair value of the stock at the date of grant. The options generally vest ratably over four years, based on continued employment, with a maximum term of ten years. Stock option activity under the Company’s stock option plans for the years ended December 30, 2022, December 31, 2021 and January 1, 2021, are summarized as follows:

	December 30, 2022		December 31, 2021		January 1, 2021
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,000	$4.00	180,000	$4.00	180,000	$4.00
Exercised	(30,000)	4.00	(150,000)	—	—	—
Outstanding at end of year	—	$-	30,000	$4.00	180,000	$4.00
Exercisable at end of year	—	$-	30,000	$4.00	180,000	$4.00

The intrinsic value of the options that were exercised in 2022 and 2021 was $0.6 million and $2.4 million, respectively.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

All of the outstanding SARs as of January 1, 2021 were exercised in December 2021. There are no outstanding SARs as of December 30, 2022. As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company had recorded an income tax benefit of $7.7 million, which resulted in a receivable balance of $3.4 million in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021.

The activity for the year ended December 31, 2021 was as follows:

	Number of SARs	Weighted Average Exercise Price
Outstanding as of January 1, 2021	2,916,563	$4.00
Exercised	(2,916,563)	$4.00
Outstanding as of December 31, 2021	—	—

The intrinsic value of the SARs that were exercised in 2021 was $46.1 million.

The fair value of the SARs and stock options was estimated using the Black-Scholes option pricing valuation model. The determination of fair value is affected by the Company's stock price, expected stock price volatility, expected term of the award and the risk-free rate of interest.

Restricted Stock Units

Under the stock plans, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three -year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 30, 2022, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	1,175,166	15.89
Granted	734,464	19.44
Vested	(609,358)	16.16
Forfeited	(87,370)	16.70
Nonvested balance as of December 30, 2022	1,212,902	$17.85

The Company recorded restricted stock units-based compensation expense of $10.3 million, $9.7 million and $8.7 million in 2022, 2021, and 2020 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 30, 2022, there was $11.7 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.3 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to employees of acquired companies. These shares vest over a period of up to four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. The activity for common stock subject to vesting requirements for the year ended December 30, 2022 was as follows:

	Number of Shares of Common Stock Subject to Vesting Requirements	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 31, 2021	2,945	$16.17
Vested	(1,473)	16.17
Forfeited	(154)	16.17
Nonvested balance as of December 30, 2022	1,318	$16.17

Common stock subject to vesting requirements of $1.0 million was issued in 2019 in relation to acquisitions. These shares are subject to up to a four-year vesting period.

The Company recorded compensation expense of $15 thousand, $0.4 million and $1.1 million, during the years ended December 30, 2022, December 31, 2021, and January 1, 2021 respectively, related to common stock subject to vesting requirements.

As of December 30, 2022, there was $10 thousand of total stock-based compensation expense related to common stock granted subject to vesting requirements not yet recognized, which is expected to be recognized over a weighted average period of 0.8 years.

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. On February 17, 2022, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2028 and added an additional 250,000 shares of common stock which increased the total available shares of common stock to 282,069 at that time. As of the year end 2022, a total of 241,447 shares of common stock were available for purchase under the plan. For plan years 2022, 2021 and 2020, 40,622 shares, 41,504 shares and 56,679 shares, respectively, were issued for total proceeds of $0.8 million in each year.

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to 5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock, $120.0 million of which was approved in 2022. As of December 30, 2022, the Company had affected cumulative purchases under the plan of $272.5 million, leaving $14.7 million available for future purchases.

In December 2022 the Company completed the tender offer through which 4.9 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $115.9 million, or $23.71 per share, which represented 15% of the Company's issued and outstanding stock at the time. The Company used $60.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer as discussed in Note 8.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

During 2022 and 2021, the Company repurchased 4.9 million and 749 thousand shares of its common stock, respectively, at an average price per share of $23.69 and $17.42, respectively, for a total cost of $116.7 million and $13.0 million, respectively. As of December 30, 2022 and December 31, 2021 the Company had repurchased under the plan inception to date 33.2 million and 28.3 million shares of its common stock, respectively, at an average price of $8.21 per share and $5.51 per share, respectively. In addition to the shares tendered under the tender offer, during 2022, the Company repurchased 31 thousand shares of its common stock from members of its Board of Directors for $0.6 million or $20.50 per share. The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2022, 0.2 million shares were withheld and not issued for a cost of $3.2 million bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million. In 2021, 1.1 million shares were withheld and not issued for a cost of $21.6 million bringing the total cumulative cash used to repurchase stock in 2021 to $34.6 million, which includes the net exercise of the SARs and options as discussed in Note 10. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. In 2020, the Company increased the annual dividend to $0.38 per share to be paid on a quarterly basis which resulted in aggregate dividends of $9.1 million paid to shareholders of record on June 30, 2020, September 25, 2020, and December 18, 2020, all of which were paid in 2020. In 2021, the Company increased the annual dividend to $0.40 per share to be paid on a quarterly basis which resulted in aggregate dividends of $12.9 million paid to shareholders of record on March 26, 2021, June 25, 2021, September 24, 2021, and December 17, 2021, all of which were paid in 2021. In 2022, the Company increased the annual dividend to $0.44 per share to be paid on a quarterly basis which resulted in aggregate dividends of $13.4 million paid to shareholders of record on April 5, 2022, July 6, 2022, October 5, 2022, and December 17, 2022. The December 17, 2022 dividend was paid January 6, 2023. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to December 30, 2022, the Company declared its first quarterly dividend for 2023 of $0.12 per share for shareholders on March 24, 2023, to be paid on April 7, 2023.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. The Company makes matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. The Company’s matching contributions were $0.9 million for 2022 and $0.8 million in both 2021 and 2020.

13. Transactions with Related Parties

During the year ended December 30, 2022, the Company repurchased 31 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.6 million, or $20.50 per share. During the year ended December 31, 2021, the Company repurchased 24 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.4 million, or $16.05 per share. Subsequent to the year ended December 30, 2022, the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total of $0.7 million, or $18.96 per share. The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11 for further details.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15. Segment Information and Geographical Data

Effective in the third quarter of fiscal year 2022, the Company has reorganized its operating and internal reporting structure to better align with its primary market solutions. As a result of the reorganization and in accordance with ASC 280, management has made the determination to present three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings.

Due to the change in reportable segments, the Company has presented the segment information for the twelve months ended December 30, 2022, December 31, 2021, and January 1, 2021, respectively. While our consolidated results were not impacted by this change, we recast the historical segment information below for comparability. The SAP Solutions reportable segment is the only segment that contains software license sales.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the years ended December 30, 2022, December 31, 2021 and January 1, 2021 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Global S&BT:
Total revenue*	$169,660	$146,224	$117,820
Segment profit	61,319	49,321	27,307
Oracle Solutions:
Total revenue*	$76,320	$74,886	$73,095
Segment profit	15,335	15,662	11,676
SAP Solutions:
Total revenue*	$47,762	$57,699	$48,567
Segment profit	12,827	18,843	13,453
Total Company:
Total revenue*	$293,742	$278,809	$239,482

Total segment profit	$89,481	$83,826	$52,436
Items not allocated to segment level:
Corporate general and administrative expenses**	21,180	22,840	19,038
Non-cash stock based compensation expense	10,267	10,122	9,740
Acquisition-related compensation expense	-	11	50
Depreciation and amortization	3,437	4,377	4,478
Restructuring and asset impairment (settlement) charge	(651)	-	10,488
Interest expense, net	144	95	126
Income from continuing operations before taxes	$55,104	$46,381	$8,516

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

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2022	2021	2021
Revenue:
United States	$253,935	$244,499	$205,203
Europe	23,866	20,627	23,764
Other (Australia, Canada, India and Uruguay)	15,941	13,683	10,515
Total Revenue	$293,742	$278,809	$239,482

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 30,	December 31,
	2022	2021
Long-lived assets:
North America	$89,705	$89,199
Europe	13,640	15,583
Other (Australia, Canada, India and Uruguay)	482	583
Total long-lived assets	$103,827	$105,365

As of December 30, 2022 and December 31, 2021 foreign assets included $13.5 million and $15.1 million, respectively, of goodwill related to acquisitions.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 30, 2022 and December 31, 2021 (in thousands, except per share data):

	Quarter Ended
	April 1, 2022	July 1, 2022	September 30, 2022	December 30, 2022
Total revenue	$75,664	$75,928	$72,033	$70,117
Operating income	$13,409	$14,181	$14,035	$13,623
Income from continuing operations before income taxes	$13,381	$14,153	$14,021	$13,549
Net income	$10,505	$10,215	$10,366	$9,716
Basic net income per common share	$0.33	$0.32	$0.33	$0.32

Diluted net income per common share	$0.33	$0.32	$0.32	$0.31

	Quarter Ended
	April 2, 2021	July 2, 2021	October 1, 2021	December 31, 2021
Total revenue	$63,486	$73,197	$71,894	$70,232
Operating income (1)	$8,853	$14,217	$11,405	$12,001
Income from continuing operations before income taxes (1)	$8,828	$14,192	$11,379	$11,982
Loss from discontinued operations (2)	$(7)	$-	$-	$-
Net income (1)	$6,361	$10,532	$8,131	$16,521
Basic net income per common share (3):
Income per common share from continuing operations	$0.21	$0.35	$0.27	$0.55
Loss per common share from discontinued operations (2)	$-	$-	$-	$-
Basic net income per common share	$0.21	$0.35	$0.27	$0.55

Diluted net income (loss) per common share (3):
Income per common share from continuing operations	$0.19	$0.32	$0.25	$0.50
Loss per common share from discontinued operations (2)	$-	$-	$-	$-
Diluted net income per common share	$0.19	$0.32	$0.25	$0.50

(1)
The second quarter of 2021 included a $5.3 million software sale transaction.
(2)
Discontinued operations relate to the discontinuance of the European based REL Working Capital group in 2018.
(3)
The fourth quarter of 2021 included a tax benefit of $7.7 million related to the exercise of 2.9 million SARs. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 30, 2022, December 31, 2021, and January 1, 2021

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/	Write-offs/	Balance at
Allowance for Doubtful Accounts	of Year	Expense	(Reversals)	End of Year
Year Ended December 30, 2022	$2,702	965	(2,811)	$856
Year Ended December 31, 2021	$605	2,068	29	$2,702
Year Ended January 1, 2021	$743	298	(436)	$605

ITEM 9. CHANGES IN AND DISAGREMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

As disclosed in our Explanatory Note in our Annual Report on Form 10-K/A for the year ended December 31, 2021, the Company concluded that its prior determination that the Company had one operating segment and one reportable segment under ASC 280, Segment Reporting, was an immaterial error resulting in the omission of the required segment disclosures. In connection with its reconsideration of ASC 280, during the third quarter of 2022, the Company reviewed and considered its internal processes and implemented changes in its organizational structure and ultimate reporting structure to better align to its core service offerings. As a result, the Company’s new segment reporting structure and disclosure was reflected prospectively beginning in the Form 10-Q for the third quarter of 2022 (with comparable periods recast, as applicable).

Management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we improved our review process including the documentation of the evaluation of segment reporting under ASC 280. In addition, the Company will engage outside consultants to review management’s accounting analysis when the Company has significant organizational structure or reporting structure changes that may impact the Company’s analysis under ASC 280. As a result, the material weakness was considered fully remediated as of December 30, 2022.

Other than the remediation actions described above, during the fourth quarter of fiscal 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 30, 2022.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 30, 2022, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.'s (the Company) internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of the Company and our report dated March 3, 2023 expressed an unqualified opinion.

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

March 3, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVEN INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2023 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 63.

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

10.1**

Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of February 17, 2022) (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on December 23, 2022).

10.2**	Employee Stock Purchase Plan, as amended (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-108640)).
10.3**	Amendment No. 2 to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Form 10-K/A for the year ended December 30, 2005).
10.4**	Amendment No. 3 to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on September 6, 2018).
10.5**	Amendment No. 4 to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on December 23, 2022).
10.6**	Form of Employment Agreement entered into between the Registrant and Mr. Dungan (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 28, 2001).
10.7**

Form of Employment Agreement entered into between the Registrant and each of Messrs. Fernandez, Frank and Knotts (incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-48123)). (P)

10.8**	Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.9**	Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended October 1, 2004).
10.10**	Second Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated June 16, 2005).
10.11**	Employment Agreement dated August 1, 2007 between the Registrant and Robert A. Ramirez (incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 29, 2007).
10.12**	Third Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.13**	Third Amendment to Employment Agreement between the Registrant and David N. Dungan (incorporated herein by reference to the Registrant’s Form 8-K dated January 2, 2009).
10.14**	Fourth Amendment to Employment Agreement between the Registrant and Ted A. Fernandez (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).
10.15**	Fourth Amendment to Employment Agreement between the Registrant and David N. Dungan. (incorporated herein by reference to the Registrant’s Form 10-K for the year ended December 30, 2016).

10.16

Third Amended and Restated Credit Agreement, dated November 7, 2022, among The Hackett Group, Inc., the material domestic subsidiaries of The Hackett, Inc. named on the signature pages there to and Bank of America, N.A., as administrative agent (incorporated herein by reference to the Registrant’s Form 8-K dated November 8, 2022).

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

(p)
Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 3, 2023.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 3, 2023
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2023
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 3, 2023
David N. Dungan

/s/ Maria Bofill	Director	March 3, 2023
Maria Bofill

/s/ Richard Hamlin	Director	March 3, 2023
Richard Hamlin

/s/ John R. Harris	Director	March 3, 2023
John R. Harris

/s/ Robert A. Rivero	Director	March 3, 2023
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 3, 2023
Alan T. G. Wix