Form 10-Q
period 2023-03-31
HACKETT GROUP, INC.
filed 2023-05-10
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 27,189,331 shares of common stock outstanding.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 30,
	2023	2022
ASSETS
Current assets:
Cash	$16,864	$30,255
Accounts receivable and contract assets, net of allowance of $930 and $856 at March 31, 2023 and December 30, 2022, respectively	51,981	48,376
Prepaid expenses and other current assets	3,183	2,535
Total current assets	72,028	81,166

Property and equipment, net	19,596	19,359
Other assets	268	268
Goodwill	83,840	83,502
Operating lease right-of-use assets	1,931	698
Total assets	$177,663	$184,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,886	$8,741
Accrued expenses and other liabilities	16,971	30,953
Contract liabilities	15,584	13,278
Income tax payable	5,614	5,759
Operating lease liabilities	1,200	870
Total current liabilities	46,255	59,601
Non-current deferred tax liability, net	8,914	6,877
Long term debt, net	57,658	59,653
Operating lease liabilities	1,395	584
Total liabilities	114,222	126,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,490,616 and 60,147,720 shares issued at March 31, 2023 and December 30, 2022, respectively	60	60
Additional paid-in capital	308,458	308,325
Treasury stock, at cost, 33,314,926 and 33,277,459 shares March 31, 2023 and December 30, 2022, respectively	(274,577)	(273,866)
Retained earnings	43,811	38,640
Accumulated other comprehensive loss	(14,311)	(14,881)
Total shareholders' equity	63,441	58,278
Total liabilities and shareholders' equity	$177,663	$184,993

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2023	2022
Revenue:
Revenue before reimbursements	$69,831	$75,108
Reimbursements	1,398	556
Total revenue	71,229	75,664
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,526 and $1,666 of non-cash stock based compensation expense in the three months ended March 31, 2023 and April 1, 2022, respectively)	43,143	47,333
Reimbursable expenses	1,398	556
Total cost of service	44,541	47,889
Selling, general and administrative costs (includes $921 and $933 of non-cash stock based compensation expense in the three months ended March 31, 2023 and April 1, 2022, respectively)	15,436	14,366
Total costs and operating expenses	59,977	62,255
Income from operations	11,252	13,409

Other expense, net:
Interest expense, net	(859)	(28)
Income from operations before income taxes	10,393	13,381
Income tax expense	2,232	2,876
Net income	$8,161	$10,505

Basic net income per common share:
Income per common share from operations	$0.30	$0.33
Weighted average common shares outstanding	27,026	31,449

Diluted net income per common share:
Income per common share from operations	$0.30	$0.33
Weighted average common and common equivalent shares outstanding	27,269	31,844

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2023	2022
Net income	$8,161	$10,505
Foreign currency translation adjustment	570	(1,134)
Total comprehensive income	$8,731	$9,371

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 31,	April 1,
	2023	2022
Cash flows from operating activities:
Net income	$8,161	$10,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation expense	830	802
Amortization expense	—	144
Amortization of debt issuance costs	18	14
Non-cash stock based compensation expense	2,447	2,599
Provision for doubtful accounts	16	(23)
Loss (gain) on foreign currency translation	237	(298)
Deferred income tax expense	1,961	1,643
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(3,676)	177
(Increase) decrease in prepaid expenses and other assets	(1,799)	640
(Decrease) increase in accounts payable	(1,855)	363
(Decrease) in accrued expenses and other liabilities	(11,563)	(11,760)
Increase in contract liabilities	2,306	1,248
Decrease in income tax payable	(146)	—
Net cash (used in) provided by operating activities	(3,063)	6,054
Cash flows from investing activities:
Purchases of property and equipment	(1,063)	(993)
Net cash used in investing activities	(1,063)	(993)
Cash flows from financing activities:
Debt issuance costs	(13)	(10)
Proceeds from borrowings	5,000	—
Repayment of borrowings	(7,000)	—
Dividends paid	(2,997)	—
Repurchase of common stock	(4,237)	(3,066)
Net cash used in financing activities	(9,247)	(3,076)
Effect of exchange rate on cash	(18)	(27)
Net (decrease) increase in cash and cash equivalents	(13,391)	1,958
Cash at beginning of period	30,255	45,794
Cash at end of period	$16,864	$47,752
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$330	$1
Cash paid for interest	$861	$-
Supplemental disclosure of non-cash flow investing and financing activities:
Dividend declared during the quarter and paid the following quarter	$2,990	$3,474

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2023. The consolidated results of operations for the quarter ended March 31, 2023, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assesses its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 11 “Segment Information and Geographic Data” for detailed segment information.

Goodwill and Other Intangible Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to better align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill has been allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows (in thousands):

			Foreign
	December 30,	Additions/	Currency	March 31,
	2022	Adjustments	Translation	2023
Global S&BT	$56,810	$-	$338	$57,148
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$83,502	$-	$338	$83,840

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the three months ended March 31, 2023, the Company recognized $7.7 million of revenue as a result of changes in the contract liability balance, as compared to $6.9 million for the three months ended April 1, 2022.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the three months ended March 31, 2023 and April 1, 2022 (in thousands):

	Quarter Ended
	March 31,	April 1,
	2023	2022
Global S&BT:
North America Consulting	$36,166	$35,084
International Consulting	6,169	7,553
Total Global S&BT	$42,335	$42,637
Oracle Solutions:
Consulting and software support and maintenance	$17,168	$21,512
Total Oracle Solutions	$17,168	$21,512
SAP Solutions:
Consulting and software support and maintenance	$10,712	$10,349
Software license sales	1,014	1,166
Total SAP Solutions	$11,726	$11,515
Total segment revenue	$71,229	$75,664

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales total revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 30, 2022 and December 31, 2021, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.2 million was amortized during the three months ended March 31, 2023 and $0.4 million for the three months ended April 1, 2022. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of March 31, 2023 and December 30, 2022, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Impact of Macroeconomic Conditions on the Business

The level of revenue the Company achieves is based on its ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Any deterioration in the current macroeconomic environment or economic downturn as a result of weak or uncertain economic conditions due to inflation, high interest rates, national or geopolitical events or other factors impacting economic activity or business confidence could adversely affect the Company's clients' financial condition or outlook which may reduce clients' demand for the Company's services.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 31,	April 1,
	2023	2022

Basic weighted average common shares outstanding	27,026,460	31,449,408
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	242,157	370,033
Common stock issuable upon the exercise of stock options and SARs	—	24,122
Dilutive weighted average common shares outstanding	27,268,617	31,843,563

Approximately six hundred shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the three months ended March 31, 2023, and April 1, 2022, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	March 31,	December 30,
	2023	2022
Accounts receivable	$33,225	$28,913
Contract assets	19,686	20,319
Allowance for doubtful accounts	(930)	(856)
Accounts receivable and contract assets, net	$51,981	$48,376

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31,	December 30,
	2023	2022
Accrued compensation and benefits	$7,300	$9,320
Accrued bonuses	1,390	12,171
Accrued dividend payable	2,990	2,997
Restructuring liability	175	106
Accrued sales, use, franchise and VAT tax	2,462	2,572
Non-cash stock based compensation accrual	27	1,241
Other accrued expenses	2,627	2,546
Total accrued expenses and other liabilities	$16,971	$30,953

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Leases

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

The components of lease expense were as follows for the three months ended March 31, 2023 (in thousands):

Operating lease cost	$286

Total net lease costs	$286

The weighted average remaining lease term is 3.0 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to our lease payments in a similar economic environment. For the three months ended March 31, 2023, the Company paid $0.3 million from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2023, were as follows (in thousands):

2023 (excluding the three months ended March 31, 2023)	$1,033
2024	977
2025	259
2026	222
Thereafter	365
Total lease payments	2,856
Less imputed interest	(261)
Total	$2,595

As of March 31, 2023, the Company does not have any additional operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index ("BSBY") rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 31, 2023, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, for the base rate. The interest rate of the commitment fee as of March 31, 2023 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of March 31, 2023, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

The Company incurred $13 thousand and $10 thousand of incremental debt issuance costs during the three months ended March 31, 2023 and April 1, 2022, respectively, as a result of the Credit Agreement. As of March 31, 2023, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

As of March 31, 2023, the Company had $58.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, and as of December 30, 2022, the Company had $60.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

7. Stock Based Compensation

During the three months ended March 31, 2023, the Company issued 581,557 restricted stock units at a weighted average grant-date fair value of $21.43 per share. As of March 31, 2023, the Company had 1,282,745 restricted stock units outstanding at a weighted average grant-date fair value of $19.67 per share. As of March 31, 2023, $20.4 million of total restricted stock unit non-cash compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.6 years. In addition, as of March 31, 2023, the Company had 1,318 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock, $120.0 million of which was approved in 2022. As of March 31, 2023, the Company had affected cumulative purchases under the plan of $273.2 million, leaving $14.0 million available for future purchases.

In December 2022, the Company completed a tender offer through which 4.9 million shares of the Company's common stock were purchased for a total cost, inclusive of transaction related fees, of $115.9 million, or $23.71 per share, which represented 15% of the Company's issued and outstanding stock at the time. The Company used $60.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer.

During the three months ended March 31, 2023 and April 1, 2022, the Company repurchased 37 thousand and 31 thousand shares of its common stock, respectively, from members of its Board of Directors at an average price per share of $18.98 and $20.50, respectively, for a total cost of $0.7 million and $0.6 million, respectively.

There is no expiration of the Company's repurchase authorization. Under the repurchase plan, the Company may buy back shares of its outstanding stock from time to time either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the three months ended March 31, 2023, 162 thousand shares were withheld and not issued for a cost of $3.5 million. In the first three months ended April 1, 2022, 126 thousand shares were withheld and not issued for a cost of $2.4 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

In 2022, the Company increased the annual dividend from $0.40 per share to $0.44 per share to be paid on a quarterly basis. During the three months ended March 31, 2023, the Company declared the first quarterly dividend to its shareholders for an aggregate of $3.0 million, which was paid in April 2023. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to March 31, 2023, the Company declared its second quarter dividend in 2023 to be paid in July 2023.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the three months ended March 31, 2023, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $18.98 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Segment Information and Geographical Data

The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, the Company determined it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. The SAP Solutions reportable segment is the only segment that contains software license sales.

The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Segment profit consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Segment information related to assets has been omitted as the Chief Operating Decision Maker does not receive discrete financial information regarding assets at the segment level.

The tables below set forth information about the Company’s operating segments for the three months ended March 31, 2023, and April 1, 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended
	March 31,	April 1,
	2023	2022
Global S&BT:
Total revenue*	$42,335	$42,637
Segment profit	13,807	15,641
Oracle Solutions:
Total revenue*	$17,168	$21,512
Segment profit	3,049	4,532
SAP Solutions:
Total revenue*	$11,726	$11,515
Segment profit	2,634	2,414
Total Company:
Total revenue*	$71,229	$75,664

Total segment profit	$19,490	$22,587
Items not allocated to segment level:
Corporate general and administrative expenses**	4,961	5,633
Non-cash stock based compensation expense	2,447	2,599
Depreciation and amortization	830	946
Interest expense, net	859	28
Income from continuing operations before taxes	$10,393	$13,381

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

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 31,	April 1,
	2023	2022

United States	$61,351	$64,393
Europe	6,060	7,537
Other (Australia, Canada, India and Uruguay)	3,818	3,734
Total revenue	$71,229	$75,664

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 31,	December 30,
	2023	2022
Long-lived assets:
United States	$91,175	$89,705
Europe	14,009	13,640
Other (Australia, Canada, India and Uruguay)	451	482
Total long-lived assets	$105,635	$103,827

As of March 31, 2023 and December 30, 2022, foreign assets included $14.5 million and $13.5 million, respectively, of goodwill related to prior acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, the impact of the coronavirus (COVID-19) pandemic, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of national or geopolitical conflict, such as the war involving Russia and Ukraine on our business and changes in general economic conditions, inflation, interest rates and our ability to obtain additional debt financing if needed. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Impact of Macroeconomic Conditions on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Any deterioration in the current macroeconomic environment or economic downturn as a result of weak or uncertain economic conditions due to inflation, high interest rates, national or geopolitical events or other factors impacting economic activity or business confidence could adversely affect our clients' financial condition or outlook which may reduce the clients' demand for our services.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended
	March 31,	April 1,
	2023	2022
Revenue:
Revenue before reimbursements	$69,831	$75,108
Reimbursements	1,398	556
Total revenue	71,229	75,664
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,526 and $1,666 of non-cash stock based compensation expense in the three months ended March 31, 2023 and April 1, 2022, respectively)	43,143	47,333
Reimbursable expenses	1,398	556
Total cost of service	44,541	47,889
Selling, general and administrative costs (includes $921 and $933 of non-cash stock based compensation expense in the three months ended March 31, 2023 and April 1, 2022, respectively)	15,436	14,366
Total costs and operating expenses	59,977	62,255

Income from operations	11,252	13,409
Other expense:
Interest expense	(859)	(28)
Income from continuing operations before income taxes	10,393	13,381
Income tax expense	2,232	2,876
Net income	$8,161	$10,505
Diluted net income per common share	$0.30	$0.33

Revenue. We are a global company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the three months ended March 31, 2023 and the three months ended April 1, 2022. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $71.2 million during the first three months of 2023, as compared to $75.7 million in the same period in 2022. During the first six months of 2022, we experienced stronger than expected post-Covid pent-up demand that drove strong results. By the middle of 2022, the impact of the increase in interest rates started to disrupt economic growth and resulted in extended client decision making. In the first three months of 2023 and 2022, one customer accounted for 5% and one customer accounted for 7% of our total Company revenue, respectively.

Segment revenue. The Company has organized its operating and internal reporting structure to align with its primary market solutions and has made the determination that it has three reportable segments: Global Strategy & Business Transformation (Global S&BT), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Business Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended
	March 31,	April 1,
	2023	2022
Global S&BT	$42,335	$42,637
Oracle Solutions	17,168	21,512
SAP Solutions	11,726	11,515
Total revenue	$71,229	$75,664

Global S&BT total revenue was $42.3 million and $42.6 million during the first three months of 2023 and 2022, respectively.

Oracle Solutions total revenue was $17.2 million and $21.5 million during the first three months of 2023 and 2022, respectively. The decrease in revenue over the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the segment coming off of solid 2022 results and rebuilding the pipeline in light of unfavorable macroeconomic conditions as we entered 2023.

SAP Solutions total revenue was $11.7 million and $11.5 million during the first three months of 2023 and 2022, respectively.

Reimbursements as a percentage of Company total revenue were 2.0% and 0.7% during the first three months of 2023 and 2022, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

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

Personnel costs before reimbursable expenses, decreased 9% to $43.1 million for the first three months of 2023, as compared to $47.3 million in the same period of 2022. The lower costs in the three-month period of 2023 were primarily a result of lower incentive compensation accruals commensurate with Company performance, lower salaries and lower utilization of subcontractors. Personnel costs as a percentage of total Company revenue were 61% and 63% during the first three months of 2023 and 2022, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.5 million and $1.7 million during the first three months of 2023 and 2022, respectively.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 7%, to $15.4 million, during the first three months of 2023, as compared to $14.4 during the first three months of 2022. This increase in the costs during the first three months of 2023 was primarily due to the increased investments in program development and dedicated sales resources for our IP-based offerings in our Global S&BT segment, partially offset by lower incentive compensation commensurate with Company performance. SG&A costs as a percentage of total Company revenue were 22% during first three months of 2023, as compared to 19% during the same period in 2022.

Non-cash stock based compensation expense, included in SG&A, was $0.9 million during both the first three months of 2023 and 2022.

Amortization expense, included in SG&A, was $144 thousand in the first three months of 2022. There was no amortization expense in the first three months of 2023. The amortization expense in 2022 related to the intangible assets acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions were fully amortized as of the second quarter of 2022.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash stock based compensation, depreciation and amortization expense, interest expense and any restructuring charges and reversals.

Global S&BT segment profit was $13.8 million during the first three months of 2023, as compared to $15.6 million for the same period in 2022. This decrease was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings.

Oracle Solutions segment profit was $3.0 million during the first three months of 2023, as compared to $4.5 million for the same period in 2022, primarily due the decrease in year over year revenue. The segment was coming off of solid 2022 results and rebuilding its pipeline in light of unfavorable macroeconomic conditions as we entered 2023.

SAP Solutions segment profit was $2.6 million during the first three months of 2023, as compared to $2.4 million in the same period in 2022.

Interest Expense. Interest expense was $0.9 million and $28 thousand during the first three months of 2023 and 2022, respectively. In the fourth quarter of 2022, we drew down on our Credit Facility $60.0 million to fund the tender offer transaction. As of March 31, 2023, we had an outstanding balance of $58.0 million. As of April 1, 2022, we did not have a balance outstanding.

Income Taxes. During the first three months of 2023, we recorded $2.2 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 21.5%. During the first three months of 2022, we recorded $2.9 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 21.5%.

Liquidity and Capital Resources

As of March 31, 2023 and December 30, 2022, we had $16.9 million and $30.3 million, respectively, classified in cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our credit facility) and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 30, 2022.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 31,	April 1,
	2023	2022
Cash flows (used in) provided by operating activities	$(3,063)	$6,054
Cash flows used in investing activities	$(1,063)	$(993)
Cash flows used in financing activities	$(9,247)	$(3,076)

Cash Flows from Operating Activities

Net cash used in operating activities was $3.1 million during the first three months of 2023, as compared cash provided by operating activities of $6.1 million during the same period in 2022. In 2023, the net cash used in operating activities was primarily due to the decrease in accrued liabilities and other accruals primarily due to payments of the 2022 incentive compensation and payments to vendors and the increase in accounts receivable and contract assets, partially offset by net income adjusted for non-cash items and an increase in contract liabilities. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by the decrease in accrued liabilities and other accruals primarily due to payments of the 2021 incentive compensation and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million during the first three months of 2023, as compared to $1.0 million during the same period in 2022. During both periods, cash flows used in investing activities primarily related to investments for the development of our Executive Advisory Member Platform and continued development of our Quantum Leap benchmark and Digital Transformation technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.2 million and $3.1 million during the first three months of 2023 and 2022, respectively. The usage of cash in 2023 primarily related to the repurchase of $4.2 million of the Company's common stock, dividend payments of $3.0 million and the net paydown of $2.0 million related to our revolving line of credit ("Credit Facility"). The usage of cash in 2022 primarily related to the repurchase of $3.1 million of the Company’s common stock.

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. As of March 31, 2023, we had $58.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $42.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our prior credit agreement which was amended and restated in November 2022, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility (Bloomberg Short-Term Bank Yield Index) would not have had a material impact on our results of operations for the quarter ended March 31, 2023.

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

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2022 (the “Annual Report”).

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2023 the Company repurchased 37 thousand shares of its common stock under the repurchase plan. As of March 31, 2023, the Company had $14.0 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 30, 2022				$14,672,248
December 31, 2022 to January 27, 2023	—	$—	—	$14,672,248
January 28, 2023 to February 24, 2023	37,467	$18.98	37,467	$13,961,293
February 25, 2023 to March 31, 2023	—	$—	—	$13,961,293
	37,467	$18.98	37,467

Shares repurchased during the three months ended March 31, 2023 under the repurchase plan do not include 162 thousand shares for a cost of $3.5 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 10, 2023	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer