Form 10-Q
period 2023-06-30
HACKETT GROUP, INC.
filed 2023-08-09
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 27,216,659 shares of common stock outstanding.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Hackett Group, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 30,
	2023	2022
ASSETS
Current assets:
Cash	$15,834	$30,255
Accounts receivable and contract assets, net of allowance of $1,128 and $856 at June 30, 2023 and December 30, 2022, respectively	57,797	48,376
Prepaid expenses and other current assets	3,203	2,535
Total current assets	76,834	81,166

Property and equipment, net	19,856	19,359
Other assets	285	268
Goodwill	84,148	83,502
Operating lease right-of-use assets	1,804	698
Total assets	$182,927	$184,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,475	$8,741
Accrued expenses and other liabilities	22,342	30,953
Contract liabilities	14,452	13,278
Income tax payable	3,373	5,759
Operating lease liabilities	1,226	870
Total current liabilities	46,868	59,601
Non-current deferred tax liability, net	9,339	6,877
Long term debt, net	52,676	59,653
Operating lease liabilities	1,151	584
Total liabilities	110,034	126,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,528,948 and 60,147,720 shares issued at June 30, 2023 and December 30, 2022, respectively	61	60
Additional paid-in capital	311,505	308,325
Treasury stock, at cost, 33,314,926 and 33,277,459 shares June 30, 2023 and December 30, 2022, respectively	(274,600)	(273,866)
Retained earnings	49,540	38,640
Accumulated other comprehensive loss	(13,613)	(14,881)
Total shareholders' equity	72,893	58,278
Total liabilities and shareholders' equity	$182,927	$184,993

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Revenue:
Revenue before reimbursements	$75,641	$74,768	$145,472	$149,876
Reimbursements	1,461	1,160	2,859	1,716
Total revenue	77,102	75,928	148,331	151,592
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,643 and $3,169 and $1,483 and $3,149 of non-cash stock based compensation expense in the three and six months ended June 30, 2023 and July 1, 2022, respectively)	45,426	44,701	88,569	92,034
Reimbursable expenses	1,461	1,160	2,859	1,716
Total cost of service	46,887	45,861	91,428	93,750
Selling, general and administrative costs (includes $1,129 and $2,050 and $1,235 and $2,168 of non-cash stock based compensation expense in the three and six months ended June 30, 2023 and July 1, 2022, respectively)	17,425	15,886	32,861	30,252
Total costs and operating expenses	64,312	61,747	124,289	124,002
Income from operations	12,790	14,181	24,042	27,590

Other expense, net:
Interest expense, net	(921)	(28)	(1,780)	(56)
Income from operations before income taxes	11,869	14,153	22,262	27,534
Income tax expense	3,149	3,938	5,381	6,814
Net income	$8,720	$10,215	16,881	$20,720

Basic net income per common share:
Income per common share from operations	$0.32	$0.32	$0.62	$0.66
Weighted average common shares outstanding	27,192	31,652	27,109	31,551

Diluted net income per common share:
Income per common share from operations	$0.32	$0.32	$0.62	$0.65
Weighted average common and common equivalent shares outstanding	27,548	32,221	27,408	$32,032

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Net income	$8,720	$10,215	$16,881	$20,720
Foreign currency translation adjustment	698	(2,896)	1,268	(4,030)
Total comprehensive income	$9,418	$7,319	$18,149	$16,690

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	July 1,
	2023	2022
Cash flows from operating activities:
Net income	$16,881	$20,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,636	1,630
Amortization expense	—	154
Amortization of debt issuance costs	36	28
Non-cash stock based compensation expense	5,219	5,317
Provision for doubtful accounts	303	204
Loss (gain) on foreign currency translation	605	(968)
Deferred income tax expense	2,390	1,064
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(9,772)	1,079
(Increase) decrease in prepaid expenses and other assets	(1,710)	3,369
Decrease in accounts payable	(3,266)	(2,277)
Decrease in accrued expenses and other liabilities	(6,459)	(7,613)
Increase (decrease) in contract liabilities	1,174	(366)
(Decrease) increase in income tax payable	(2,387)	1,948
Net cash provided by operating activities	4,650	24,289
Cash flows from investing activities:
Purchases of property and equipment	(2,125)	(2,267)
Net cash used in investing activities	(2,125)	(2,267)
Cash flows from financing activities:
Debt issuance costs	(13)	(10)
Proceeds from borrowings	5,000	—
Repayment of borrowings	(12,000)	—
Proceeds from ESPP	481	407
Proceeds from the exercise of stock options	—	120
Dividends paid	(5,987)	(3,475)
Repurchase of common stock	(4,379)	(3,142)
Net cash used in financing activities	(16,898)	(6,100)
Effect of exchange rate on cash	(48)	(36)
Net (decrease) increase in cash and cash equivalents	(14,421)	15,886
Cash at beginning of period	30,255	45,794
Cash at end of period	$15,834	$61,680
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$5,192	$(34)
Cash paid for interest	$1,819	$28
Supplemental disclosure of non-cash flow investing and financing activities:
Dividend declared during the quarter and paid the following quarter	$2,991	$3,480

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased, net of costs	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441
Issuance of common stock	38	1	362	—	—	—	—	363
Treasury stock purchased, net of costs	—	—	—	—	(23)	—	—	(23)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,685	—	—	—	—	2,685
Dividends declared	—	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	8,720	—	8,720
Foreign currency translation	—	—	—	—	—	—	698	698
Balance at June 30, 2023	60,529	$61	$311,505	(33,314)	$(274,600)	$49,540	$(13,613)	$72,893

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased, net of costs	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315
Issuance of common stock	61	—	452	—	—	—	—	452
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,224	—	—	—	—	2,224
Dividends declared	—	—	—	—	—	(3,480)	—	(3,480)
Net income	—	—	—	—	—	10,215	—	10,215
Foreign currency translation	—	—	—	—	—	—	(2,896)	(2,896)
Balance at July 1, 2022	60,065	$60	$304,164	(28,389)	$(157,929)	$25,038	$(14,503)	$156,830

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2023. The consolidated results of operations for the quarter and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assesses its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 11 “Segment Information and Geographic Data” for detailed segment information.

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

			Foreign
	December 30,	Additions/	Currency	June 30,
	2022	Adjustments	Translation	2023
Global S&BT	$56,810	$-	$646	$57,456
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$83,502	$-	$646	$84,148

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

The resale of software and maintenance contracts are in the form of SAP America ("SAP") software license or maintenance agreements provided by SAP. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the software license or maintenance amount in the contract with the vendor. Revenue for the resale of software licenses is recognized upon contract execution and customer’s receipt of the software. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended June 30, 2023, the Company recognized $2.8 million and $10.6 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $3.4 million and $10.3 million, respectively, for the quarter and six months ended July 1, 2022.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarters and six months ended June 30, 2023 and July 1, 2022 (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Global S&BT:
North America Consulting	$36,444	$38,698	$72,611	$73,783
International Consulting	7,188	5,832	13,356	13,384
Total Global S&BT	$43,632	$44,530	$85,967	$87,167
Oracle Solutions:
Consulting and software support and maintenance	$20,775	$19,971	$37,943	$41,483
Total Oracle Solutions	$20,775	$19,971	$37,943	$41,483
SAP Solutions:
Consulting and software support and maintenance	$11,054	$10,413	$21,767	$20,762
Software license sales	1,641	1,014	2,654	2,180
Total SAP Solutions	$12,695	$11,427	$24,421	$22,942
Total segment revenue	$77,102	$75,928	$148,331	$151,592

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales total revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which are generally less than 12 months. Commission expense is included in Selling, General and Administrative Costs in the accompanying consolidated statements of operations. As of December 30, 2022 and December 31, 2021, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.4 million and $0.6 million was amortized during the quarter and six months ended June 30, 2023, respectively, and $0.4 million and $0.7 million for the same periods in 2022, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of June 30, 2023 and December 30, 2022, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022

Basic weighted average common shares outstanding	27,191,648	31,652,413	27,109,054	31,550,911
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	355,999	566,969	299,078	468,500
Common stock issuable upon the exercise of stock options and SARs	—	1,656	—	12,889
Dilutive weighted average common shares outstanding	27,547,647	32,221,038	27,408,132	32,032,300

Approximately 5 thousand shares and 3 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 30, 2023, respectively, as compared to 3 thousand shares and 2 thousand shares for the quarter and six months ended July 1, 2022, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	June 30,	December 30,
	2023	2022
Accounts receivable	$37,934	$28,913
Contract assets	20,991	20,319
Allowance for doubtful accounts	(1,128)	(856)
Accounts receivable and contract assets, net	$57,797	$48,376

Accounts receivable is net of uncollected advanced billings. Contract assets represents revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30,	December 30,
	2023	2022
Accrued compensation and benefits	$11,530	$9,320
Accrued bonuses	2,658	12,171
Accrued dividend payable	2,991	2,997
Restructuring liability	167	106
Accrued sales, use, franchise and VAT tax	2,065	2,572
Non-cash stock based compensation accrual	114	1,241
Other accrued expenses	2,817	2,546
Total accrued expenses and other liabilities	$22,342	$30,953

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

The components of lease expense were as follows for the six months ended June 30, 2023 (in thousands):

Operating lease cost	$560

Total net lease costs	$560

The weighted average remaining lease term is 2.9 years. The weighted average discount rate utilized is 4%. For the quarter and six months ended June 30, 2023, the Company paid $0.3 million and $0.6 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2023, were as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	$722
2024	985
2025	260
2026	222
Thereafter	365
Total lease payments	2,554
Less imputed interest	(177)
Total	$2,377

As of June 30, 2023, the Company does not have any additional operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index ("BSBY") rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 30, 2023, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, for the base rate. The interest rate of the commitment fee as of June 30, 2023 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of June 30, 2023, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

As of June 30, 2023, the Company had $53.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. As of December 30, 2022, the Company had $60.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. During the second quarter and first six months ended June 30, 2023, the Company paid down $5.0 million and a net of $7.0 million, respectively, on the principal balance.

As of June 30, 2023, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

7. Stock Based Compensation

During the quarter and six months ended June 30, 2023, the Company issued 7,886 and 589,443 restricted stock units, respectively, at a weighted average grant-date fair value of $18.98 and $21.40 per share, respectively. As of June 30, 2023, the Company had 1,254,301 restricted stock units outstanding at a weighted average grant-date fair value of $19.74 per share. As of June 30, 2023, $17.6 million of total restricted stock unit non-cash compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years. In addition, as of June 30, 2023, the Company had 1,318 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock, $120.0 million of which was approved in 2022. As of June 30, 2023, the Company had affected cumulative purchases under the plan of $273.2 million, leaving $14.0 million available for future purchases.

In December 2022, the Company completed a tender offer through which 4.9 million shares of the Company's common stock were purchased for a total cost, inclusive of transaction related fees, of $116.0 million, or $23.72 per share, which represented 15% of the Company's issued and outstanding stock at the time. The Company used $60.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer.

During the quarter ended June 30, 2023 and July 1, 2022, the Company did not repurchase any outstanding stock in the open market. During the six months ended June 30, 2023 and July 1, 2022, the Company repurchased 37 thousand shares and 31 thousand shares, respectively, from members of its Board of Directors at an average price per share of $18.96 and $20.50, respectively, for a total cost of $0.7 million and $0.6 million, respectively.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and six months ended June 30, 2023, 6 thousand shares and 168 thousand were withheld and not issued, respectively, for a cost of $0.1 million and $3.6 million, respectively. During the quarter and six months ended July 1, 2022, 4 thousand shares and 130 thousand shares were withheld and not issued, respectively, for a cost of $76 thousand and $2.5 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Dividend Program

In 2022, the Company increased the annual dividend from $0.40 per share to $0.44 per share to be paid on a quarterly basis. During the first half of 2023, the Company declared two quarterly dividends to its shareholders for an aggregate of $6.0 million, which were paid in April 2023 and July 2023. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to June 30, 2023, the Company declared its third quarter dividend in 2023 to be paid in October of 2023.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the six months ended June 30, 2023, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $18.96 per share.

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

The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Segment profit consists of the revenues generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non cash compensation expense and any non recurring transactions. Segment information related to assets has been omitted as the Chief Operating Decision Maker does not receive discrete financial information regarding assets at the segment level.

The tables below set forth information about the Company’s operating segments for the second quarter and six months ended June 30, 2023, and July 1, 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Global S&BT:
Total revenue*	$43,632	$44,530	$85,967	$87,167
Segment profit	13,102	16,269	26,909	31,910
Oracle Solutions:
Total revenue*	$20,775	$19,971	$37,943	$41,483
Segment profit	5,886	4,301	8,935	8,834
SAP Solutions:
Total revenue*	$12,695	$11,427	$24,421	$22,942
Segment profit	2,990	2,977	5,624	5,391
Total Company:
Total revenue*	$77,102	$75,928	$148,331	$151,592

Total segment profit	$21,978	$23,547	$41,468	$46,135
Items not allocated to segment level:
Corporate general and administrative expenses**	5,610	5,935	10,571	11,569
Non-cash stock based compensation expense	2,772	2,718	5,219	5,317
Depreciation and amortization	806	838	1,636	1,784
Restructuring and asset impairment settlement	-	(125)	-	(125)
Interest expense, net	921	28	1,780	56
Income from continuing operations before taxes	$11,869	$14,153	$22,262	$27,534

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

*Total revenue includes reimbursable expenses, which are project travel-related expenses passed through to a client with no associated operating margin.

**Corporate general and administrative expenses primarily include costs related to business support functions including accounting and finance, human resources, legal, information technology and office administration, as well as any foreign currency gains and losses. Corporate general and administrative expenses exclude non cash compensation expense and one-time, non-recurring expenses and benefits.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022

United States	$65,272	$66,717	$126,622	$131,110
Europe	7,673	5,103	13,734	12,640
Other (Australia, Canada, India and Uruguay)	4,157	4,108	7,975	7,842
Total revenue	$77,102	$75,928	$148,331	$151,592

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 30,	December 30,
	2023	2022
Long-lived assets:
United States	$91,327	$89,705
Europe	14,349	13,640
Other (Australia, Canada, India and Uruguay)	417	482
Total long-lived assets	$106,093	$103,827

As of June 30, 2023 and December 30, 2022, foreign assets included $14.2 million and $13.5 million, respectively, of goodwill related to prior acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Revenue:
Revenue before reimbursements	$75,641	$74,768	$145,472	$149,876
Reimbursements	1,461	1,160	2,859	1,716
Total revenue	77,102	75,928	148,331	151,592
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,643 and $3,169 and $1,483 and $3,149 of non-cash stock based compensation expense in the three and six months ended June 30, 2023 and July 1, 2022, respectively)	45,426	44,701	88,569	92,034
Reimbursable expenses	1,461	1,160	2,859	1,716
Total cost of service	46,887	45,861	91,428	93,750
Selling, general and administrative costs (includes $1,129 and $2,050 and $1,235 and $2,168 of non-cash stock based compensation expense in the three and six months ended June 30, 2023 and July 1, 2022, respectively)	17,425	15,886	32,861	30,252
Total costs and operating expenses	64,312	61,747	124,289	124,002

Income from operations	12,790	14,181	24,042	27,590
Other expense:
Interest expense	(921)	(28)	(1,780)	(56)
Income from continuing operations before income taxes	11,869	14,153	22,262	27,534
Income tax expense	3,149	3,938	5,381	6,814
Net income	$8,720	$10,215	$16,881	$20,720
Diluted net income per common share	$0.32	$0.32	$0.62	$0.65

Revenue. We are a global company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2023 and the comparable periods of 2022. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $77.1 million and $148.3 million during the second quarter and first six months of 2023, respectively, as compared to $75.9 million and $151.6 million in the same periods in 2022, respectively. During the first six months of 2022, we experienced stronger than expected post-Covid pent-up demand that drove strong results. By the middle of 2022, the impact of the increase in interest rates started to disrupt economic growth and resulted in extended client decision making. In both the second quarter and first six months of 2023, one customer accounted for 5% of our total Company revenue and in both the second quarter and first six months of 2022, one customer accounted for 7% of our total Company revenue.

Segment revenue. The Company has three reportable segments: Global Strategy & Business Transformation (Global S&BT), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Business Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Global S&BT	$43,632	$44,530	$85,967	$87,167
Oracle Solutions	20,775	19,971	37,943	41,483
SAP Solutions	12,695	11,427	24,421	22,942
Total revenue	$77,102	$75,928	$148,331	$151,592

Global S&BT total revenue was $43.6 million and $86.0 million during the second quarter and first six months of 2023, respectively, as compared to $44.5 million and $87.2 million in the same periods of 2022, respectively. This segment has been impacted by slowing economic growth resulting in extended client decision making in our business transformation engagements. Additionally, the 2022 periods experienced the post pandemic demand that we experienced throughout the first half of 2022.

Oracle Solutions total revenue was $20.8 million and $37.9 million during the second quarter and first six months of 2023, respectively, as compared to $20.0 million and $41.5 million in the same periods of 2022, respectively. The decrease in revenue over the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to the segment coming off of solid 2022 results and rebuilding the pipeline in light of unfavorable macroeconomic conditions as we entered 2023.

SAP Solutions total revenue was $12.7 million and $24.4 million during the second quarter and first six months of 2023, respectively, as compared to $11.4 million and $22.9 million in the same periods of 2022, respectively. The increase in revenue over the three month and six month periods in 2023, as compared to the same period in 2022, were due to higher sales of SAP cloud license deals.

Reimbursements as a percentage of Company total revenue were 2% during both the second quarter and first six months of 2023, respectively, as compared to 2% and 1%, in the same periods in 2022, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

Cost of Service. Cost of service consists of personnel costs before reimbursable expenses, which includes salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related cash, acquisition-related non-cash stock based compensation expense and non-cash stock based compensation expense, and reimbursable expenses which are travel and other expenses passed through to a client and are associated with projects.

Personnel costs before reimbursable expenses increased 2%, to $45.4 million, and decreased 4%, to $88.6 million, for the second quarter and first six months of 2023, respectively, as compared to $44.7 million and $92.0 million in the same periods of 2022, respectively. The lower costs in the six-month period of 2023 were primarily a result of lower incentive compensation accruals commensurate with Company performance. Personnel costs as a percentage of total Company revenue were 59% and 60% during the second quarter and first six months of 2023, respectively, as compared to 59% and 61% for the same periods of 2022, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.6 million and $3.2 million during the second quarter and first six months of 2023, respectively, as compared to $1.5 million and $3.1 million for the same periods of 2022, respectively.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 10%, to $17.4 million, and 9%, to $32.9 million, during the second quarter and first six months of 2023, respectively, as compared to $15.9 million and $30.3 million for the same periods of 2022, respectively. This increase in the costs during the second quarter and first six months of 2023 was primarily due to the increased investments in dedicated sales resources for our IP-based offerings in our Global S&BT segment, partially offset by lower incentive compensation commensurate with Company performance. SG&A costs as a percentage of total Company revenue were 23% and 22% during the second quarter and first six months of 2023, respectively, as compared to 21% and 20% during the same periods in 2022, respectively.

Non-cash stock based compensation expense, included in SG&A, was $1.1 million and $2.1 million during the second quarter and first six months of 2023, respectively, as compared to $1.2 million and $2.2 million for the same periods, respectively.

Amortization expense, included in SG&A, was $10 thousand and $154 thousand in the second quarter and first six months of 2022, respectively. There was no amortization expense in the first six months of 2023. The amortization expense in 2022 related to the intangible assets acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions were fully amortized as of the second quarter of 2022.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non cash compensation expense and any non recurring transactions.

Global S&BT segment profit was $13.1 million and $26.9 million during the second quarter and first six months of 2023, respectively, as compared to $16.3 million and $31.9 million for the same periods in 2022, respectively. This decrease was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings.

Oracle Solutions segment profit was $5.9 million and $8.9 million during the second quarter and first six months of 2023, respectively, as compared to $4.3 million and $8.8 million for the same periods in 2022, respectively. The increase in the second quarter of 2023 segment profit as compared the same period in the prior year, was primarily due the increase in year over year revenue.

SAP Solutions segment profit was $3.0 million and $5.6 million during the second quarter and first six months of 2023, respectively, as compared to $3.0 million and $5.4 million in the same periods in 2022, respectively.

Interest Expense. Interest expense was $0.9 million and $1.8 million during the second quarter and first six months of 2023, as compared to $28 thousand and $56 thousand in 2022, respectively. In the fourth quarter of 2022, we drew down $60.0 million on our Credit Facility (as defined below) to fund the tender offer transaction. As of June 30, 2023, we had an outstanding balance of $53.0 million. As of July 1, 2022, we did not have any outstanding debt.

Income Taxes. During the second quarter and first six months of 2023, we recorded $3.1 million and $5.4 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26.5% and 24.2%, respectively. During the second quarter and first six months of 2022, we recorded $3.9 million and $6.8 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27.8% and 24.8%, respectively.

Liquidity and Capital Resources

As of June 30, 2023 and December 30, 2022, we had $15.8 million and $30.3 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital and capital expenditure requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 30, 2022.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 30,	July 1,
	2023	2022
Cash flows provided by operating activities	$4,650	$24,289
Cash flows used in investing activities	$(2,125)	$(2,267)
Cash flows used in financing activities	$(16,898)	$(6,100)

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.7 million during the first six months of 2023, as compared to $24.3 million during the same period in 2022. In 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in contract liabilities, partially offset by an increase in accounts receivable and contract assets, a decrease in accrued liabilities and other accruals primarily due to payments of the 2022 incentive compensation and payments to vendors and income tax liabilities. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by a decrease in accrued liabilities and other accruals primarily due to payments of the 2021 incentive compensation and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million during the first six months of 2023, as compared to $2.3 million during the same period in 2022. During both periods, cash flows used in investing activities primarily related to investments for the development of our Hackett Connect Executive Advisory member platform and continued development of our Quantum Leap benchmark and Digital Transformation technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $16.9 million and $6.1 million during the first six months of 2023 and 2022, respectively. The usage of cash in 2023 primarily related to the net repayment of borrowings of $7.0 million related to our Credit Facility, dividend payments of $6.0 million and the repurchase of $4.4 million of the Company's common stock. The usage of cash in 2022 primarily related to the repurchase of $3.1 million of the Company’s common stock and dividend payments of $3.5 million.

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. As of June 30, 2023, we had $53.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $47.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our prior credit agreement which was amended and restated in November 2022, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility (Bloomberg Short-Term Bank Yield Index) would not have had a material impact on our results of operations for the quarter and six months ended June 30, 2023.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Frequency of Say on Pay

As previously reported in our Form 8-K filed on May 9, 2023, the 2023 Annual Meeting of Shareholders was held on May 4, 2023 (the “2023 Annual Meeting”). The shareholders voted on the matters set forth in such Form 8-K, including Proposal 3 related to the say-on-frequency advisory vote. Based on consideration of the voting results set forth in Proposal 3 in the Form 8-K, and as was recommended with respect to this proposal by our Board of Directors in the proxy statement for the 2023 Annual Meeting, the Company’s Board of Directors has determined that an advisory vote by the shareholders regarding named executive officer compensation as set forth in the proxy statement will be conducted on an annual basis. This disclosure is intended to satisfy the requirements of Item 5.07(d) of Form 8-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2023 the Company did not repurchase any common stock under the repurchase plan and during the six months ended June 30, 2023, the Company repurchased 37 thousand shares of its common stock under the repurchase plan. As of June 30, 2023, the Company had $13.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 31, 2023				$13,961,293
April 1, 2023 to April 28, 2023	—	$—	—	$13,961,293
April 29, 2023 to May 26, 2023	—	$—	—	$13,961,293
May 27, 2023 to June 30, 2023	—	$—	—	$13,937,978	*
	—	$—	—

*The decrease in the repurchase plan authorization related to additional transaction related fees for the tender offer which occurred in December 2022.

Shares repurchased during the quarter and six months ended June 30, 2023 under the repurchase plan do not include 6 thousand shares and 168 thousand shares, respectively, for a cost of $0.1 million and $3.6 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: August 9, 2023	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer