Form 10-Q
period 2023-09-29
HACKETT GROUP, INC.
filed 2023-11-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

As of November 3, 2023, there were 27,237,502 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 29,	December 30,
	2023	2022
ASSETS
Current assets:
Cash	$9,879	$30,255
Accounts receivable and contract assets, net of allowance of $973 and $856 at September 29, 2023 and December 30, 2022, respectively	62,207	48,376
Prepaid expenses and other current assets	3,174	2,535
Total current assets	75,260	81,166

Property and equipment, net	20,033	19,359
Other assets	282	268
Goodwill	83,663	83,502
Operating lease right-of-use assets	1,609	698
Total assets	$180,847	$184,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,039	$8,741
Accrued expenses and other liabilities	23,726	30,953
Contract liabilities	12,869	13,278
Income tax payable	4,009	5,759
Operating lease liabilities	1,328	870
Total current liabilities	46,971	59,601
Non-current deferred tax liability, net	8,583	6,877
Long term debt, net	43,694	59,653
Operating lease liabilities	757	584
Total liabilities	100,005	126,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,537,559 and 60,147,720 shares issued at September 29, 2023 and December 30, 2022, respectively	61	60
Additional paid-in capital	314,046	308,325
Treasury stock, at cost, 33,314,926 and 33,277,459 shares September 29, 2023 and December 30, 2022, respectively	(274,600)	(273,866)
Retained earnings	55,966	38,640
Accumulated other comprehensive loss	(14,631)	(14,881)
Total shareholders' equity	80,842	58,278
Total liabilities and shareholders' equity	$180,847	$184,993

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Revenue:
Revenue before reimbursements	$74,634	$70,995	$220,106	$220,871
Reimbursements	1,222	1,038	4,081	2,754
Total revenue	75,856	72,033	224,187	223,625
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,518 and $4,687 and $1,652 and $4,801 of non-cash stock based compensation expense in the three and nine months ended September 29, 2023 and September 30, 2022, respectively)	44,421	42,870	132,990	134,904
Reimbursable expenses	1,222	1,038	4,081	2,754
Total cost of service	45,643	43,908	137,071	137,658
Selling, general and administrative costs (includes $1,193 and $3,243 and $859 and $3,027 of non-cash stock based compensation expense in the three and nine months ended September 29, 2023 and September 30, 2022, respectively)	16,470	14,616	49,331	44,993
Restructuring and asset impairment settlement	—	(526)	—	(651)
Total costs and operating expenses	62,113	57,998	186,402	182,000
Income from operations	13,743	14,035	37,785	41,625

Other expense, net:
Interest expense, net	(814)	(14)	(2,594)	(70)
Income from operations before income taxes	12,929	14,021	35,191	41,555
Income tax expense	3,509	3,655	8,890	10,469
Net income	$9,420	$10,366	26,301	$31,086

Basic net income per common share:
Income per common share from operations	$0.35	$0.33	$0.97	$0.98
Weighted average common shares outstanding	27,220	31,686	27,146	31,596

Diluted net income per common share:
Income per common share from operations	$0.34	$0.32	$0.95	$0.97
Weighted average common and common equivalent shares outstanding	27,818	32,309	27,545	$32,124

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Net income	$9,420	$10,366	$26,301	$31,086
Foreign currency translation adjustment	(1,018)	(1,966)	250	(5,996)
Total comprehensive income	$8,402	$8,400	$26,551	$25,090

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$26,301	$31,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,528	2,468
Amortization expense	—	154
Amortization of debt issuance costs	54	43
Non-cash stock based compensation expense	7,930	7,828
Provision for doubtful accounts	219	295
Loss (gain) on foreign currency translation	263	(1,383)
Deferred income tax expense	1,617	360
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(14,134)	(1,446)
(Increase) decrease in prepaid expenses and other assets	(1,482)	3,566
Decrease in accounts payable	(3,701)	(2,992)
Decrease in accrued expenses and other liabilities	(5,619)	(9,783)
Decrease in contract liabilities	(409)	(2,201)
(Decrease) increase in income tax payable	(1,750)	6,083
Net cash provided by operating activities	11,817	34,078
Cash flows from investing activities:
Purchases of property and equipment	(3,203)	(3,163)
Net cash used in investing activities	(3,203)	(3,163)
Cash flows from financing activities:
Debt issuance costs	(14)	(10)
Proceeds from borrowings	5,000	—
Repayment of borrowings	(21,000)	—
Proceeds from ESPP	481	407
Proceeds from the exercise of stock options	—	120
Dividends paid	(8,978)	(6,954)
Repurchase of common stock	(4,446)	(3,211)
Net cash used in financing activities	(28,957)	(9,648)
Effect of exchange rate on cash	(33)	(16)
Net (decrease) increase in cash	(20,376)	21,251
Cash at beginning of period	30,255	45,794
Cash at end of period	$9,879	$67,045
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$8,719	$(34)
Cash paid for interest	$2,690	$43
Supplemental disclosure of non-cash flow investing and financing activities:
Dividend declared during the quarter and paid the following quarter	$2,994	$3,483

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased, net of costs	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441
Issuance of common stock	38	1	362	—	—	—	—	363
Treasury stock purchased, net of costs	—	—	—	—	(23)	—	—	(23)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,685	—	—	—	—	2,685
Dividends declared	—	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	8,720	—	8,720
Foreign currency translation	—	—	—	—	—	—	698	698
Balance at June 30, 2023	60,529	$61	$311,505	(33,314)	$(274,600)	$49,540	$(13,613)	$72,893
Issuance of common stock	9	—	(67)	—	—	—	—	(67)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,608	—	—	—	—	2,608
Dividends declared	—	—	—	—	—	(2,994)	—	(2,994)
Net income	—	—	—	—	—	9,420	—	9,420
Foreign currency translation	—	—	—	—	—	—	(1,018)	(1,018)
Balance at September 29, 2023	60,538	$61	$314,046	(33,314)	$(274,600)	$55,966	$(14,631)	$80,842

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock	373	—	(2,432)	—	—	—	—	(2,432)
Treasury stock purchased, net of costs	—	—	—	(31)	(635)	—	—	(635)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,632	—	—	—	—	3,632
Dividends declared	—	—	—	—	—	(3,474)	—	(3,474)
Net income	—	—	—	—	—	10,505	—	10,505
Foreign currency translation	—	—	—	—	—	—	(1,134)	(1,134)
Balance at April 1, 2022	60,004	$60	$301,488	(28,389)	$(157,929)	$18,303	$(11,607)	$150,315
Issuance of common stock	61	—	452	—	—	—	—	452
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,224	—	—	—	—	2,224
Dividends declared	—	—	—	—	—	(3,480)	—	(3,480)
Net income	—	—	—	—	—	10,215	—	10,215
Foreign currency translation	—	—	—	—	—	—	(2,896)	(2,896)
Balance at July 1, 2022	60,065	$60	$304,164	(28,389)	$(157,929)	$25,038	$(14,503)	$156,830
Issuance of common stock	8	—	(69)	—	—	—	—	(69)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,393	—	—	—	—	2,393
Dividends declared	—	—	—	—	—	(3,483)	—	(3,483)
Net income	—	—	—	—	—	10,366	—	10,366
Foreign currency translation	—	—	—	—	—	—	(1,966)	(1,966)
Balance at September 30, 2022	60,073	$60	$306,488	(28,389)	$(157,929)	$31,921	$(16,469)	$164,071

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information

Basis of Presentation

The accompanying consolidated financial statements of The Hackett Group, Inc. (“Hackett” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. All intercompany transactions and balances have been eliminated in the consolidation.

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 30, 2022, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 3, 2023. The consolidated results of operations for the quarter and nine months ended September 29, 2023, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenue and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assesses its operating segments under the management approach in accordance with ASC 280, "Segment Reporting" (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 12 “Segment Information and Geographical Data” for detailed segment information.

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

			Foreign
	December 30,	Additions/	Currency	September 29,
	2022	Adjustments	Translation	2023
Global S&BT	$56,810	$-	$161	$56,971
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$83,502	$-	$161	$83,663

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Revenue Recognition

The Company generates substantially all of its revenue from providing professional services to its clients. The Company also generates revenue from software sales, software maintenance and support and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price based on the respective selling price of the individual elements when sold separately.

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

The Company typically satisfies its performance obligations for professional services over time as the related services are provided. The performance obligations related to software maintenance and support and subscriptions to its executive and best practice advisory programs are typically satisfied evenly over the course of the service period. Other performance obligations, such as software sales, are satisfied at a point in time.

The Company generates revenue under four types of billing arrangements: fixed-fee; time-and-materials; executive and best practice advisory services; and software sales and software maintenance and support.

In fixed-fee billing arrangements, which would also include contracts with capped fees, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement. If the Company’s estimates indicate a potential loss, such a loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms, however client terms are subject to change.

Time-and-material billing arrangements require the client to pay based on the number of hours worked by the Company’s consultants at agreed hourly rates. The Company recognizes revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows it to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms, however client terms are subject to change.

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

The resale of on-premise software, cloud software and maintenance contracts are in the form of SAP America ("SAP") software or maintenance agreements provided by SAP. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the software sale for either on-premise software or cloud software or maintenance amount in the contract with the vendor. Revenue for the resale of software is recognized upon contract execution and customer’s receipt of the software. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

Revenue before reimbursements excludes reimbursable expenses charged to clients. Reimbursements, which include travel and out-of-pocket expenses, are included in revenue, and an equivalent amount of reimbursable expenses is included in the cost of service.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended September 29, 2023, the Company recognized $1.5 million and $12.1 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $2.0 million and $12.3 million, respectively, for the quarter and nine months ended September 30, 2022.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarters and nine months ended September 29, 2023 and September 30, 2022 (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Global S&BT:
North America Consulting	$37,032	$35,804	$109,642	$109,587
International Consulting	6,766	5,789	20,123	19,173
Total Global S&BT	$43,798	$41,593	$129,765	$128,760
Oracle Solutions:
Consulting and software support and maintenance	$20,831	$17,682	$58,774	$59,165
Total Oracle Solutions	$20,831	$17,682	$58,774	$59,165
SAP Solutions:
Consulting and software support and maintenance	$10,605	$10,118	$32,372	$30,880
Software sales	622	2,640	3,276	4,820
Total SAP Solutions	$11,227	$12,758	$35,648	$35,700
Total segment revenue	$75,856	$72,033	$224,187	$223,625

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software sales total revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included the in Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 30, 2022 and December 31, 2021, the Company had $1.5 million and $1.6 million, respectively, of deferred commissions, of which $0.3 million and $0.9 million was amortized during the quarter and nine months ended September 29, 2023, respectively, and $0.2 million and $0.9 million for the same periods in 2022, respectively. No impairment loss was recognized relating to the capitalization of deferred commission.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities and contract liabilities. As of September 29, 2023 and December 30, 2022, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Net Income per Common Share (continued)

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022

Basic weighted average common shares outstanding	27,220,176	31,685,621	27,146,095	31,595,814
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	597,773	622,893	398,643	519,964
Common stock issuable upon the exercise of stock options and SARs	—	—	—	8,593
Dilutive weighted average common shares outstanding	27,817,949	32,308,514	27,544,738	32,124,371

Approximately 102 shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 29, 2023, respectively, as compared to 3 thousand shares and 2 thousand shares for the quarter and nine months ended September 30, 2022, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 29,	December 30,
	2023	2022
Accounts receivable	$45,443	$28,913
Contract assets	17,737	20,319
Allowance for doubtful accounts	(973)	(856)
Accounts receivable and contract assets, net	$62,207	$48,376

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 29,	December 30,
	2023	2022
Accrued compensation and benefits	$9,453	$9,320
Accrued bonuses	5,406	12,171
Accrued dividend payable	2,994	2,997
Accrued sales, use, franchise and VAT tax	2,578	2,572
Non-cash stock based compensation accrual	215	1,241
Other accrued expenses	3,080	2,652
Total accrued expenses and other liabilities	$23,726	$30,953

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Leases

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset.

The components of lease expense were as follows for the nine months ended September 29, 2023 (in thousands):

Operating lease cost	$841

Total net lease costs	$841

The weighted average remaining lease term is 2.8 years. The weighted average discount rate utilized is 4%. For the quarter and nine months ended September 29, 2023, the Company paid $0.4 million and $1.0 million, respectively, from operating cash flows for its operating leases.

Future minimum lease payments under non-cancellable operating leases as of September 29, 2023, were as follows (in thousands):

2023 (excluding the nine months ended September 29, 2023)	$393
2024	1,068
2025	259
2026	222
Thereafter	365
Total lease payments	2,307
Less imputed interest	(126)
Total	$2,181

As of September 29, 2023, the Company does not have any additional operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index ("BSBY") rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 29, 2023, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, for the base rate. As of September 29, 2023, the interest rate on the Company's outstanding debt was 6.9%, utilizing the BSBY margin percentage. The interest rate of the commitment fee as of September 29, 2023 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of September 29, 2023, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

As of September 29, 2023, the Company had $44.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. As of December 30, 2022, the Company had $60.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. During the quarter and nine months ended September 29, 2023, the Company paid down $9.0 million and a net of $16.0 million, respectively, on the principal balance.

As of September 29, 2023, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

7. Stock Based Compensation

During the quarter and nine months ended September 29, 2023, the Company issued 422 and 589,865 restricted stock units, respectively, at a weighted average grant-date fair value of $23.68 and $21.40 per share, respectively. As of September 29, 2023, the Company had 1,228,946 restricted stock units outstanding at a weighted average grant-date fair value of $19.76 per share. As of September 29, 2023, $14.7 million of total restricted stock unit non-cash compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.3 years. In addition, as of September 29, 2023, the Company had 1,318 shares of common stock subject to vesting requirements outstanding at a weighted average grant-date fair value of $16.17 per share.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to $5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock, $120.0 million of which was approved in 2022. As of September 29, 2023, the Company had affected cumulative purchases under the plan of $273.2 million, leaving $13.9 million available for future purchases.

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

During the quarter ended September 29, 2023 and September 30, 2022, the Company did not repurchase any outstanding stock in the open market. During the nine months ended September 29, 2023 and September 30, 2022, the Company repurchased 37 thousand shares and 31 thousand shares, respectively, from members of its Board of Directors at an average price per share of $18.96 and $20.50, respectively, for a total cost of $0.7 million and $0.6 million, respectively.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and nine months ended September 29, 2023, 3 thousand shares and 171 thousand shares were withheld and not issued, respectively, for a cost of $66 thousand and $3.7 million, respectively. During the quarter and nine months ended September 30, 2022, 3 thousand shares and 134 thousand shares were withheld and not issued, respectively, for a cost of $69 thousand and $2.6 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

Dividend Program

In 2022, the Company increased the annual dividend from $0.40 per share to $0.44 per share to be paid on a quarterly basis. During the nine months of 2023, the Company declared three quarterly dividends to its shareholders for an aggregate of $9.0 million, which were paid in April 2023, July 2023 and October 2023. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to September 29, 2023, the Company declared its fourth quarter dividend in 2023 to be paid in January of 2024.

9. Transactions with Related Parties

During the nine months ended September 29, 2023, the Company bought back 37 thousand shares of its common stock from members of its Board of Directors for $0.7 million, or $18.96 per share.

10. Contingency

In May 2023, Gartner, Inc. filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by the Company. On November 7, 2023, the Court issued a preliminary injunction preventing the Company from employing the individuals in their current roles. No trial date has been scheduled. Based on the early stage of the litigation, we are unable to reasonably estimate the loss, or range of loss, if any, that may result. Accordingly, the Company has not recorded a loss contingency related to this matter.

11. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

12. Segment Information and Geographical Data

The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, the Company determined it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. The SAP Solutions reportable segment is the only segment that contains software sales revenue.

The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Segment profit consists of the revenue generated by a segment, less operating expenses that are incurred directly by the segment. Unallocated costs include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non-cash compensation expense and any non-recurring transactions. Segment information related to assets has been omitted as the chief operating decision maker does not receive discrete financial information regarding assets at the segment level.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the quarter and nine months ended September 29, 2023, and September 30, 2022, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Global S&BT:
Total revenue*	$43,798	$41,593	$129,765	$128,760
Segment profit	13,951	14,030	40,860	45,939
Oracle Solutions:
Total revenue*	$20,831	$17,682	$58,774	$59,165
Segment profit	5,031	3,313	13,966	12,147
SAP Solutions:
Total revenue*	$11,227	$12,758	$35,648	$35,700
Segment profit	2,861	3,847	8,486	9,238
Total Company:
Total revenue*	$75,856	$72,033	$224,187	$223,625

Total segment profit	$21,843	$21,190	$63,312	$67,324
Items not allocated to segment level:
Corporate general and administrative expenses**	4,497	4,332	15,069	15,899
Non-cash stock based compensation expense	2,711	2,511	7,930	7,828
Depreciation and amortization	892	838	2,528	2,623
Restructuring and asset impairment settlement	-	(526)	-	(651)
Interest expense, net	814	14	2,594	70
Income from continuing operations before taxes	$12,929	$14,021	$35,191	$41,555

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

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022

United States	$63,955	$62,505	$190,578	$193,614
Europe	7,399	5,311	21,132	17,952
Other (Australia, Canada, India and Uruguay)	4,502	4,217	12,477	12,059
Total revenue	$75,856	$72,033	$224,187	$223,625

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Segment Information and Geographical Data (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 29,	December 30,
	2023	2022
Long-lived assets:
United States	$91,228	$89,705
Europe	13,920	13,640
Other (Australia, Canada, India and Uruguay)	439	482
Total long-lived assets	$105,587	$103,827

As of September 29, 2023 and December 30, 2022, foreign assets included $13.7 million and $13.5 million, respectively, of goodwill related to prior acquisitions.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Revenue:
Revenue before reimbursements	$74,634	$70,995	$220,106	$220,871
Reimbursements	1,222	1,038	4,081	2,754
Total revenue	75,856	72,033	224,187	223,625
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,518 and $4,687 and $1,652 and $4,801 of non-cash stock based compensation expense in the three and nine months ended September 29, 2023 and September 30, 2022, respectively)	44,421	42,870	132,990	134,904
Reimbursable expenses	1,222	1,038	4,081	2,754
Total cost of service	45,643	43,908	137,071	137,658
Selling, general and administrative costs (includes $1,193 and $3,243 and $859 and $3,027 of non-cash stock based compensation expense in the three and nine months ended September 29, 2023 and September 30, 2022, respectively)	16,470	14,616	49,331	44,993
Restructuring charge reversal	—	(526)	—	(651)
Total costs and operating expenses	62,113	57,998	186,402	182,000

Income from operations	13,743	14,035	37,785	41,625
Other expense:
Interest expense	(814)	(14)	(2,594)	(70)
Income from continuing operations before income taxes	12,929	14,021	35,191	41,555
Income tax expense	3,509	3,655	8,890	10,469
Net income	$9,420	$10,366	$26,301	$31,086
Diluted net income per common share	$0.34	$0.32	$0.95	$0.97

Revenue. We are a global company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and first nine months of 2023 and the comparable periods of 2022. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $75.9 million and $224.2 million during the quarter and first nine months of 2023, respectively, as compared to $72.0 million and $223.6 million in the same periods in 2022, respectively. During the first nine months of 2022, we experienced stronger than expected post-Covid pent-up demand that drove strong results. By the middle of 2022, the impact of the increase in interest rates started to disrupt economic growth and resulted in extended client decision making. In the quarter and first nine months of 2023, one customer accounted for 6% and 5%, respectively, of our total Company revenue and in both the quarter and first nine months of 2022, one customer accounted for 7% of our total Company revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Global S&BT	$43,798	$41,593	$129,765	$128,760
Oracle Solutions	20,831	17,682	58,774	59,165
SAP Solutions	11,227	12,758	35,648	35,700
Total revenue	$75,856	$72,033	$224,187	$223,625

Global S&BT total revenue was $43.8 million and $129.8 million during the quarter and first nine months of 2023, respectively, as compared to $41.6 million and $128.8 million in the same periods of 2022, respectively. This segment has been impacted by slowing economic growth resulting in extended client decision making in our business transformation engagements. Additionally, the prior period comparisons were against the accelerated post pandemic demand that we experienced throughout the first half of 2022.

Oracle Solutions total revenue was $20.8 million and $58.8 million during the quarter and first nine months of 2023, respectively, as compared to $17.7 million and $59.2 million in the same periods of 2022, respectively. The increase in revenue during the quarter ended September 29, 2023, as compared to the same period in 2022, was primarily due to the segment's continued momentum that began in the second quarter of 2023.

SAP Solutions total revenue was $11.2 million and $35.6 million during the quarter and first nine months of 2023, respectively, as compared to $12.8 million and $35.7 million in the same periods of 2022, respectively. The decrease in revenue during the quarter ended September 29, 2023, as compared to the same period in 2022, was due to lower sales of SAP software.

Reimbursements as a percentage of Company total revenue were 1.6% and 1.8% during the quarter and first nine months of 2023, respectively, as compared to 1.4% and 1.2%, in the same periods in 2022, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

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

Personnel costs before reimbursable expenses increased 4%, to $44.4 million, and decreased 1%, to $133.0 million, for the quarter and first nine months of 2023, respectively, as compared to $42.9 million and $134.9 million in the same periods of 2022, respectively. The higher costs in the third quarter of 2023 were primarily due to the increased incentive compensation accruals commensurate with Company performance and increased utilization of subcontractors. The lower costs in the nine-month period of 2023 were primarily a result of lower incentive compensation accruals commensurate with Company performance and lower salaries resulting from headcount adjustments made earlier this year, partially offset by the increased use of subcontractors in 2023. Personnel costs as a percentage of total Company revenue were 59% during both the quarter and first nine months of 2023, respectively, as compared to 60% for both of the same periods of 2022.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.5 million and $4.7 million during the quarter and first nine months of 2023, respectively, as compared to $1.7 million and $4.8 million for the same periods of 2022, respectively.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 13%, to $16.5 million, and 10%, to $49.3 million, during the quarter and first nine months of 2023, respectively, as compared to $14.6 million and $45.0 million for the same periods of 2022, respectively. This increase in the costs during the quarter and first nine months of 2023 was primarily due to the increased investments in dedicated sales resources for our IP-based offerings in our Global S&BT segment, partially offset by lower incentive compensation commensurate with Company performance. SG&A costs as a percentage of total Company revenue were 22% during both the quarter and first nine months of 2023, respectively, as compared to 20% during the same periods in 2022.

Non-cash stock based compensation expense, included in SG&A, was $1.2 million and $3.2 million during the quarter and first nine months of 2023, respectively, as compared to $0.9 million and $3.0 million for the same periods, respectively.

There was no amortization expense included in SG&A in the first nine months of 2023, however, there was $154 thousand of amortization expense in the first nine months of 2022. The amortization expense in 2022 was related to the intangible assets acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions were fully amortized as of the second quarter of 2022.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non-cash compensation expense and any non-recurring transactions.

Global S&BT segment profit was $14.0 million and $40.9 million during the quarter and first nine months of 2023, respectively, as compared to $14.0 million and $45.9 million for the same periods in 2022, respectively. This decrease in the nine month comparison was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings.

Oracle Solutions segment profit was $5.0 million and $14.0 million during the quarter and first nine months of 2023, respectively, as compared to $3.3 million and $12.1 million for the same periods in 2022, respectively. The increase in the third quarter of 2023 segment profit, as compared to the same period in the prior year, was primarily due to the increase in year over year revenue, partially offset by the increase in new hires and higher use of subcontractors. The increase in the nine month comparison was primarily due to the lower salary and benefits costs in 2023, partially offset by higher use of subcontractors and lower revenue.

SAP Solutions segment profit was $2.9 million and $8.5 million during the quarter and first nine months of 2023, respectively, as compared to $3.8 million and $9.2 million in the same periods in 2022, respectively. The decrease in segment profit in both the quarter and nine month periods in 2023, as compared to the same periods in 2022, was primarily due to lower sales of SAP cloud software.

Interest Expense. Interest expense was $0.8 million and $2.6 million during the quarter and first nine months of 2023, respectively, as compared to $14 thousand and $70 thousand in 2022, respectively. In the fourth quarter of 2022, we drew down $60.0 million on our Credit Facility (as defined below) to fund the tender offer transaction. As of September 29, 2023, we had an outstanding balance of $44.0 million. As of September 30, 2022, we did not have any outstanding debt.

Income Taxes. During the quarter and first nine months of 2023, we recorded $3.5 million and $8.9 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27.1% and 25.3%, respectively. During the third quarter and first nine months of 2022, we recorded $3.7 million and $10.5 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26.1% and 25.2%, respectively.

Liquidity and Capital Resources

As of September 29, 2023 and December 30, 2022, we had $9.9 million and $30.3 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 30, 2022.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Cash flows provided by operating activities	$11,817	$34,078
Cash flows used in investing activities	$(3,203)	$(3,163)
Cash flows used in financing activities	$(28,957)	$(9,648)

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.8 million during the first nine months of 2023, as compared to $34.1 million during the same period in 2022. In 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by an increase in accounts receivable and contract assets, a decrease in accrued liabilities and other accruals primarily due to payments of the 2022 incentive compensation liabilities, payments to vendors and payments related to income tax liabilities. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in income tax liabilities, partially offset by a decrease in accounts payable and accrued liabilities and other accruals primarily due to payments to vendors, payments of the 2021 incentive compensation liabilities and lower contract liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million during both the first nine months of 2023 and 2022. During both periods, cash flows used in investing activities primarily related to investments for the development of our Hackett Connect Executive Advisory member platform and continued development of our Quantum Leap benchmark and Digital Transformation technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $29.0 million and $9.6 million during the first nine months of 2023 and 2022, respectively. The usage of cash in 2023 primarily related to the net repayment of borrowings of $16.0 million related to our Credit Facility, dividend payments of $9.0 million and the repurchase of $4.4 million of the Company's common stock. The usage of cash in 2022 primarily related to the repurchase of $3.2 million of the Company’s common stock and dividend payments of $7.0 million.

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. As of September 29, 2023, we had $44.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $56.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 29, 2023, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our prior credit agreement, which was amended and restated in November 2022, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility (Bloomberg Short-Term Bank Yield Index) would not have had a material impact on our results of operations for the quarter and nine months ended September 29, 2023.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 29, 2023 the Company did not repurchase any common stock under the repurchase plan and during the nine months ended September 29, 2023, the Company repurchased 37 thousand shares of its common stock under the repurchase plan. As of September 29, 2023, the Company had $13.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 30, 2023				$13,937,978
July 1, 2023 to July 28, 2023	—	$—	—	$13,937,978
July 29, 2023 to August 25, 2023	—	$—	—	$13,937,978
August 26, 2023 to September 29, 2023	—	$—	—	$13,937,978
	—	$—	—

Shares repurchased during the quarter and nine months ended September 29, 2023 under the repurchase plan do not include 3 thousand shares and 171 thousand shares, respectively, for a cost of $66 thousand and $3.7 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 8, 2023	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer