Form 10-K
period 2023-12-29
HACKETT GROUP, INC.
filed 2024-03-01
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 29, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $437,819,579 on June 30, 2023 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on February 26, 2024 was 27,597,191.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2023 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group,” “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

Hackett (NASDAQ: HCKT) is a global IP-based executive advisory, strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Generative Artificial Intelligence ("Gen AI") strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The firm recently launched our AI XPLR offering which helps define an organizations’ Gen AI enablement opportunities. Using AI XPLR, our artificial intelligence ("AI") assessment platform, our experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

The Hackett Group has completed over 26,600 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 89% of the Fortune 100, 70% of the DAX 40 and 55% of the FTSE 100, which are delivered through our Hackett Connect, Quantum Leap® and DTP platforms.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience is dramatically influencing the way businesses compete and deliver their services. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. The recent introduction of foundational models, such as Chat GPT, leverage fully integrated benefits of machine learning, deep learning neural networks further supported by natural language processing and other technologies supporting audio, video, text and motion technologies are now expected to redefine Digital World Class® performance standards.

This environment is very attractive to our sector since we believe our clients will increasingly require organizational and technology market intelligence and implementation insight on how to leverage emerging technologies to help them digitize their businesses which requires organizational changes and significant investment to achieve operational breakthrough performance to remain competitive.

We have repositioned all of our offerings to the emerging digital transformation opportunities and we recently launched our AI XPLR offering and are rapidly integrating our benchmarking and best practices IP, as well as, our vast and rapidly increasing AI Use Case Repository. These capabilities will allow us to quickly become key architects of our clients' Gen AI journey. We see this as an opportunity for our organization to provide an objective business perspective to what has primarily been a technology innovation story.

The following are the keys to our strategy:

•
Launched AI XPLR - Our recently launched AI assessment platform allows us to measure and assess the impact of Gen AI technologies. We use our best practice process flows, benchmark database and use case repository to guide our detailed quantifiable assessment of the potential business benefits of Gen AI technologies, as well as an organization's readiness requirements. Further we use our vendor market intelligence research to assist with the key selection considerations of Gen AI solution providers. This detailed business and technology perspective is a powerful way to help guide our clients through the significant opportunities and critical considerations that they will have to evaluate and understand. We believe that this comprehensive perspective fully supported by our IP and our AI XPLR platform enables us to become valuable architects, advisors and consultants of our clients’ Gen AI journeys. We are also utilizing the AI XPLR platform as the vehicle to integrate the Gen AI impact and all Hackett IP across all of our offerings.
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
•
Hackett Connect – launched in October of 2023, is our Executive Advisory and Market Intelligence membership platform which allows our clients to avail themselves of our expert advisors, syndicated research, benchmarking and best practices IP. It also automates access to our inquiry support, webcasts, briefings and events.
•
Expanded our IPaaS – leveraging our QL and DTP platforms we are attracting new alliance partners that can leverage our unique enterprise performance benchmarking and best practices solutioning IP to help them differentiate and sell their software or services solutions. This is a critical component of our desire to emphasize the growth of high margin annualized recurring revenues.
•
Expanded Executive Research Advisory and Market Intelligence Programs - We expanded our IPaas programs and added dedicated sales expertise in an effort to grow high margin annualized recurring revenues. These relationships are also currently responsible for over 40% of Hackett’s business transformation and technology consulting revenue.
•
Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud application suite. We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”). In regard to SAP, we were an early provider of S4 HANA which allowed us to quickly transition our implementation skills and benefit from the SAP migration to the Cloud.
•
Expanded Smart Automation Capabilities – We expanded our ability to help clients assess and implement the rapidly emerging Workflow Automation, Process Mining and related smart automation technologies.
•
Launched the Hackett Institute and acquired the joint venture interest of our Certified Global Business Services (“CGBS”) Program – we moved our training content to a state-of-the-art learning management platform.

We expect AI XPLR and the rapidly emerging Gen AI services, to be one of the key drivers for our growth along with the growing leverage of our “wedge” or IP centric recurring revenue Executive Advisory and IPaaS offerings.

Our QL, DTP, and Hackett Connect platforms resulted in a new way to share and leverage our IP across our offerings. This required us to digitize our intellectual capital and the way we share it with our clients across our benchmarking, executive research advisory, business transformation and Cloud Enterprise application implementation solutions. Our ability to fully digitize our IP and align proven technology and organizational solutions to help clients drive transformational change allows us to highly differentiate our offerings. It also allows us to engage and support clients more efficiently, remotely, and where appropriate, continuously.

Hackett uses its proprietary benchmarking enterprise performance metrics and best practices repository intellectual capital to help clients accelerate the value realization from technology investments. Our benchmark offerings allow our clients to empirically quantify their performance improvement opportunity at an actionable level. It also provides us visibility into how leading global companies deploy technology or organizational strategies to optimize their performance. This insight results in a proprietary Best Practices Repository, as well as, best practice software configurations, process flows and organizational strategies. Utilizing the benchmarking metrics and repository of best practices, combined with the global strategy and implementation insight of our transformation and technology associates, Hackett has also created a series of organizational and technology accelerators that allow our clients to effect proven sustainable performance improvements. These offerings are supported by our QL, DTP and Hackett Connect platforms.

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

Leveraging our AI XPLR, QL, Hackett DTP and Hackett Connect platforms, our engagements often begin with an assessment of a client’s performance, which is normally gained through benchmarking key processes and comparing the results to world-class levels and industry standards captured in the Hackett performance metrics database. We then help clients prioritize and select the appropriate best practices to implement through a coordinated workflow automation and organizational design improvement strategy. Without a coordinated strategy that addresses the seven key business components which include organization and governance, process design, process sourcing, service placement, information, enabling technology, skills and talent, we believe companies risk losing a significant portion of business case benefits with their investments. We have designed detailed best practice process flows based on Hackett’s deep knowledge of world-class business performance. This enables clients to streamline and automate key processes and generate performance improvements quickly and efficiently at both the functional and enterprise levels.

Similarly, we integrate Hackett-Certified, proven and emerging best practices directly into technology solutions. We believe it is imperative that companies simplify and automate workflows and processes to meet best practice standards before new technology implementations and upgrades are completed. The automation of inefficient processes only serves to continue to drive up costs, cycle times and error rates. We have completed detailed fit-gap analyses in most functional areas of major business application packages including Oracle, SAP and other leading enterprise applications to determine their ability to support best practices. Application-specific tools, implementation guides and process flows allow us to optimize the configuration of enterprise software applications. Hackett DTP enables the foundation for improved performance.

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

COMPETITION

The strategic executive advisory, business transformation and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include leading research advisories, international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and acquisitions throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however, we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics QL delivers and the insight within the Hackett DTP that supports our Transformational Benchmark, Best Practices Advisory and Business Transformation and Technology offerings.

Despite our size relative to our competitor group, we believe our competitive position is distinct. With Hackett’s best practice intellectual capital and our AI XPLR, QL and DTP platforms, we believe we can empirically and digitally assist our clients. Our ability to apply best practices and benchmarking metrics to client operations via proven techniques is at the core of our competitive standing.

Similarly, we believe that Hackett is the definitive source for best practice performance metrics and strategies. Hackett has conducted over 26,600 benchmark and performance studies over 30 years at over 9,100 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

Our culture of client collaboration leverages the power of our cross-functional and service line teams to increase revenue and strengthen relationships. We believe that this culture, along with terrific talent and with our intellectual capital-centric approach, gives us a distinct competitive advantage.

STRATEGY

Our efforts in the last few years to fully digitize our IP and go-to-market through our QL and DTP platforms, now expanded by our AI XPLR and Hackett Connect platforms, are critical to our success.

Correspondingly, we remain focused on executing the following strategies:

•
Expanding our IP and brand market permission to our offerings. We believe that our long-term growth prospects depend on our ability to extend our unique objective and actionable value realization market permission to help our clients and strategic partners leverage our IP and proprietary platforms to define and enable our clients to achieve digital world class performance. Our new platforms AI XPLR and Hackett Connect Connect allow us to deliver objective and actionable insight in new and emerging areas, such as Gen AI, and expertise in a new efficient and powerful way.
•
Continue to position and grow Hackett as an IP-centric strategic advisory organization. We believe that the Hackett brand is widely recognized for its benchmarking metrics and best practice strategies. By building a series of highly complementary market intelligence and implementation offerings that allow our clients access to our IP, which is based on our performance metrics, best practice process and technology value realization insight, we are able to build trusted strategic relationships with our clients. Depending upon where our clients are in their assessment or implementation of performance improvement initiatives, we provide them with a combination of actionable offerings that support their efforts.

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

The launch of QL, DTP, Hackett Connect and now AI XPLR should expand and attract new clients and alliance partners that can leverage our unique expertise, benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.

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

•
Introduce New IP-as-a-Service Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP, research and brand to help others sell and deliver their offerings. Our recently launched AI XPLR platform is an excellent example of this strategy. We have signed several multi-year relationships and continue to pursue and launch pilots with major software and services providers.
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

GLOBAL STRATEGY & BUSINESS TRANSFORMATION SEGMENT ("GLOBAL S&BT" SEGMENT)

•
Executive Advisory, IPaaS and Market Intelligence Programs, including Gen AI

Our Executive Advisory, IPaaS and Market Intelligence programs provide on-demand access to world-class performance metrics, peer-learning opportunities and best practice implementation advice including the rapidly emerging Gen AI use cases and related content from our AI XPLR platform. The scope of Hackett’s Advisory programs is defined by business function (Executive Advisory), end-to-end process coverage (Process Advisory) and Software and Services Intelligence (Market Intelligence). Our programs include a mix of the following deliverables:

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
•
Introduction of New Gen AI Content and Vendor IP- centric Offerings: We are continuing to seek new opportunities through strategic alliances and channels to use our IP to help others sell and deliver their products, such as our IPaaS offerings and Hackett Institute programs. We continue to look for other potential programs through which to introduce new IP-centric offerings through our platforms and expand the power and reach of our brand. AI XPLR is an excellent example of this strategy.

•
Benchmarking Services

Our benchmarking group has measured and evaluated the efficiency and effectiveness of enterprise functions for over 9,100 organizations globally. This includes 97% of the Dow Jones Industrials, 89% of the Fortune 100, 70% of the DAX 40 and 55% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified approximately 2,050 best practices for over 550 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•
Business Transformation Group

Our Business Transformation group helps our clients develop a coordinated digital transformation strategy that allows our clients to achieve meaningful performance improvements across the enterprise. Our experienced teams utilize the Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, process, technology and information. This group will lead our AI XPLR efforts with a clear objective of establishing our capability of becoming key architects of our clients’ Gen AI journey. We also maintain our award winning procurement (Coupa and Ariba) functionally led groups and our OneStream CPM teams within this group.

ORACLE SOLUTIONS SEGMENT

Our Oracle Solutions Segment helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities. This allowed us to greatly increase the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market. The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle Solutions segment from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our Oracle Solutions segment with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment. Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics. Solution innovations have taken the group into areas such as big data, cloud technology data management and governance, and industry-specific analytic templates. This will now extend to Oracle imbedded Gen AI solutions.

SAP SOLUTIONS SEGMENT

Our SAP Solutions segment helps clients choose and deploy S4 HANA Cloud applications that best meet their needs and objectives. Our expertise is focused on SAP ERP, with primary focus on Life Sciences and Consumer Goods. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices, inclusive of imbedded Gen AI solutions, are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2023, our ten most significant clients accounted for 23% of total revenue and during 2022 and 2021, our ten most significant clients accounted for 24% and 22% of total revenue, respectively. In addition, during 2023, 2022 and 2021, our largest client generated 6%, 7% and 4% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

HUMAN CAPITAL MANAGEMENT

We believe that our culture fosters intellectual creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of diverse individuals addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution. Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

•
Continuous development of our associates, our unique content business model and our knowledge base;
•
Diversity of backgrounds, skills and experiences;
•
Knowledge capture, contribution and utilization; and
•
Collaboration with one another, our partners and our clients

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

As of December 29, 2023, we had 1,350 associates, excluding subcontractors, 82% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. We do so by encouraging and supporting our associate’s communities and personal volunteer and service programs and social gatherings.

INTELLECTUAL PROPERTY

World Class Defined and Enabled, Quantum Leap, Digital Excelleration, Intellectual Property-As-A-Service, Digital World Class, Hackett Certified and Book of Numbers are registered trademarks of Hackett's and we own registrations for certain of our other trademarks in the United States and abroad that we use in our business and believe are important to protect. We believe that the protection of these marks is an important part of our strategy of increasing the brand recognition we have built around our empirical knowledge capital and the growing number of services we provide.

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

Global and regional economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn, weak or uncertain economic conditions or similar factors could adversely affect our clients’ financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. For example, the geopolitical disruption resulting from the conflicts between Russian and Ukraine and in the Middle East has created uncertainty in the global economy and could result in a reduction in spending on our services In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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
•
overall demand for services; and
•
currency exchange rate fluctuations.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by pandemics.

Our clients, and therefore our business and revenues, are sensitive to negative changes in general economic conditions and business confidence arising from pandemics.

The extent to which a pandemic could impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, severity and scope of the pandemic; governmental, business and individuals’ actions that are taken in response to a pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions; and any closures of our clients’ offices and facilities. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Any of these events could cause or contribute to the risks and uncertainties enumerated in “Item 1A. Risk Factors” and elsewhere in this Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2023, our ten largest clients accounted for 23% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

Our markets are highly competitive.

We may not be able to compete effectively with current or future competitors. The business consulting and IT services markets are highly competitive. We expect competition to further intensify as these markets continue to evolve. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies, such as artificial intelligence, and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms.

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

We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, communication services, financial functions, as well as proprietary digital technology platforms, and we are therefore dependent on the security systems of these providers. These third-party entities are subject to similar risks as it relates to cybersecurity, business interruption, and systems. Employee failures and a cybersecurity incident or other significant disruption affecting such third parties could have a material adverse effect on our business.

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

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation (“GDPR”), imposes stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. In addition, we are also subject to and affected by new state privacy and data security laws such as the California Consumer Privacy Act (“CCPA”). The CCPA imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data. Several states have enacted or introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple country and state laws containing varying requirements could be complicated and costly. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is critical to the delivery of our services to our clients. We face cybersecurity threats that are common to most industries. We have a cybersecurity risk management program in place that is designed to assess, identify, manage, and govern material risks from cybersecurity threats. This program is a key component of our enterprise risk management program. The Company’s Board is responsible for oversight of the Company’s information technology systems, including cybersecurity, and has delegated such oversight to the Audit Committee. The Audit Committee regularly reviews the status of the initiatives such as the seeking of certifications associated with our information technology systems and receives regular updates on matters relating to information technology and cybersecurity. Our corporate information security organization, led by our Senior Director of IT who reports to our Chief Financial Officer, is responsible for our overall information security strategy, policy, security, operations and cyber threat detection and response. Our current Senior Director of IT has an extensive background and experience in information technology management and design, and data security. An integral part of our cybersecurity framework is our Security Response Team which is responsible for the detection, review, and response to cybersecurity incidents. In the event of a security incident, we intend to follow our detailed incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas as well as senior leadership and the Board, as appropriate.

We regularly review the effectiveness of our cybersecurity controls, promptly addressing any identified risk areas and subject our information technology systems to testing performed by external parties on an annual basis. Our employees are required to successfully complete training on topics relating to our cybersecurity, data privacy and information security policies and procedures. Training is administered and tracked through online training modules. In addition, we perform periodic testing to evaluate the effectiveness of our training programs and to help prevent loss associated with the disclosure of electronic information. We also leverage third-party service providers and solutions across our operations to review, test, and assess our security systems and controls, as well as assist in the mitigation of any potential cyber risks. We recently obtained the ISO 27001 certification.

To further bolster our cybersecurity controls, we also have a third-party risk management program in place applicable to all of its contractors, vendors, and service providers which includes risk assessments, cybersecurity questionnaires, data privacy addendums, and contractual flow-downs of legal and regulatory requirements. We also require our contractors, subcontractors, vendors and service providers to report security incidents to us without undue delay.

To date, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business operations or financial condition. Despite the extensive approach we take to cybersecurity, prevention of a cybersecurity incident cannot be completely guaranteed. Please refer to “Item 1A. Risk Factors – We rely on information technology and security systems and any damage, interruption or compromise of our information technology and security systems or data could disrupt and harm our business” and “Item 1A. Risk Factors – A breach of our information technology and security systems could materially adversely affect our business” for further information.

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of December 29, 2023, we had operating leases that expire on various dates through July 2028.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the Nasdaq Stock Market symbol, "HCKT". The closing sale price for the common stock on February 26, 2024, was $25.13.

As of February 26, 2024, there were 234 holders of record of our common stock and 27,597,191 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 28, 2018, with the Russell 2000 and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 28, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Hackett Group, Inc., the Russell 2000 Index,
and a Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/28/18
12/27/19
1/1/21
12/31/21
12/30/22
12/29/23
The Hackett Group, Inc.
Russell 2000
Peer Group

	12/28/2018	12/27/2019	1/1/2021	12/31/2021	12/30/2022	12/29/2023
The Hackett Group, Inc.	$100.00	$102.11	$94.46	$137.74	$139.76	$159.53
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
2022 Peer Group	$100.00	$123.27	$109.32	$111.34	$128.98	$171.70

The 2023 Peer Group includes Alithya Group Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share. In 2020, 2021 and 2022, the Board of Directors approved an increase in the annual dividend to $0.38 per share, $0.40 per share, and $0.44 per share, respectively. During 2020, the Board of Directors approved the increase in the frequency of dividend payments from semi-annual to quarterly. During fiscal 2023, we paid the quarterly dividend to shareholders of record on March 24, 2023, June 23, 2023, September 22, 2023, and December 22, 2023, totaling $12.0 million, which included the fourth quarter of 2023 dividend paid in January 2024 of $3.0 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares. Subsequent to fiscal year end, the Board of Directors declared the first quarterly dividend of 2024 for shareholders of record as of March 22, 2024, to be paid on April 5, 2024. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and lawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. The repurchase plan was first announced on July 30, 2002. Repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. There is no expiration date on the current authorization. The following table summarizes our share repurchases during the year ended December 29, 2023 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 30, 2022				$14,672,248
December 31, 2022 to March 31, 2023	37,467	$18.96	37,467	$13,961,293
April 1, 2023 to June 30, 2023	—	$—	—	$13,937,978	*
July 1, 2023 to September 29, 2023	—	$—	—	$13,937,978
September 30, 2023 to December 29, 2023	—	$—	—	$13,937,978
	37,467	$18.96	37,467

* The decrease in the repurchase plan authorization related to additional transaction related fees for the tender offer which occurred in December 2022.

During the year ended December 29, 2023, the Company repurchased 37 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $0.7 million, or $18.96 per share.

As of December 29, 2023, the Company’s Board of Directors had approved a cumulative authorization of $287.2 million with cumulative purchases under the plan of $273.3 million, leaving $13.9 million available for future purchases. Subsequent to fiscal year end, we repurchased 43 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $1.1 million, or $24.34 per share. Including these subsequent purchases, we have approximately $12.9 million available for future purchases under the plan.

During the year ended December 30, 2022, under its tender offer transaction, the Company repurchased 4.9 million shares of its common stock under the repurchase plan approved by the Company's Board of Directors, inclusive of transaction related fees, for $116.0 million at an average share price of $23.72. In addition, the Company repurchased 31 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $0.6 million, or $20.50 per share.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2023, 174 thousand shares were withheld and not issued for a cost of $3.8 million, bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million. In 2022, 164 thousand shares were withheld and not issued for a cost of $3.2 million, bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million, which included the tender offer transaction.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We have omitted discussion of fiscal 2021 items and year-to-year comparisons between fiscal years 2022 and 2021 where it would be redundant with the discussion previously included in Part II, Item 7 (MD&A) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022.

Hackett is a global IP-based executive advisory, strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The firm recently launched our AI XPLR offering which helps define an organizations’ Gen AI enablement opportunities. Using AI XPLR, our AI assessment platform, our experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

The Hackett Group has completed over 26,600 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our DTP. This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 89% of the Fortune 100, 70% of the DAX 40 and 55% of the FTSE 100, which are delivered through our Hackett Connect, QL and DTP platforms.

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

Allowances for Doubtful Accounts

We review accounts receivable to assess our estimates of collectability regularly. When establishing allowances for doubtful accounts, management must base their judgment on the information available at that point in time, which may include historical experiences, current economic trends and client credit worthiness, to determine the likelihood of collectability.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assesses its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined that it has three operating segments: Global Strategy & Business Transformation ("Global S&BT"), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Executive Advisory Services, IPaaS, OneStream and Coupa. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP. See Note 15 “Segment Information and Geographic Data” for detailed segment information.

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

			Foreign
	December 30,	Additions/	Currency	December 29,
	2022	Adjustments	Translation	2023
Global S&BT	$56,810	$-	$740	$57,550
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$83,502	$-	$740	$84,242

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

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2023 and 2022 ended on December 29, 2023 and December 30, 2022, respectively, each consisted of a 52-week period. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations (in thousands):

	Year Ended

	December 29,	December 30,
	2023	2022
Revenue:
Revenue before reimbursements	$291,273	$289,688
Reimbursements	5,317	4,054
Total revenue	296,590	293,742
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,238 and $6,201 of stock compensation expense in 2023 and 2022, respectively)	174,891	174,112
Reimbursable expenses	5,317	4,054
Total cost of service	180,208	178,166

Selling, general and administrative costs (includes $4,486 and $4,066 of stock compensation expense in 2023 and 2022, respectively)	65,942	60,979
Restructuring and asset impairment settlement	—	(651)
Legal settlement and related costs	1,178	—
Total costs and operating expenses	247,328	238,494
Operating income	49,262	55,248
Other expense, net:
Interest expense, net	(3,235)	(144)
Income from continuing operations before income taxes	46,027	55,104
Income tax expense	11,876	14,302
Net income	$34,151	$40,802

Comparison of 2023 to 2022

Overview. For fiscal year 2023, total revenue increased to $296.6 million, as compared to $293.7 million in 2022, primarily driven by increased total revenue from our Global S&BT segment of $2.3 million and our Oracle Solutions segment of $1.5 million, as compared to 2022.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2023 and 2022. Revenue is analyzed based on geographic location of engagement team personnel.

In 2023 one customer accounted for 6% of our total revenue and in 2022 one customer accounted for 7% of our total revenue.

Segment revenue. We have three reportable segments: Global S&BT, Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Advisory Services, IPASS, OneStream and our Coupa offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by reportable operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Year Ended
	December 29,	December 30,
	2023	2022
Global S&BT	$171,927	$169,660
Oracle Solutions	77,772	76,320
SAP Solutions	46,891	47,762
Total revenue	$296,590	$293,742

Global S&BT total revenue increased to $171.9 million in 2023, as compared to $169.7 million in 2022. This segment has been impacted by slowing economic growth resulting in extended client decision making in our business transformation engagements.

Additionally, the prior periods comparisons were against the accelerated post pandemic demand that we experienced throughout the first half of 2022. Global S&BT represented 58% of the Company's total revenue. In addition to solid performance from our transformation consulting groups, our IP-based higher-margin Executive Advisory and IPaaS offerings grew 7%. The success and market opportunity for our IP offerings highlight the reasons why we have accelerated our sales and product development investments in this area.

Oracle Solutions total revenue increased to $77.8 million in 2023, as compared to $76.3 million in 2022, primarily due to the segment's continued momentum that began in the second quarter of 2023, with strong double digit growth over the last two quarters of 2023, as compared to the prior year periods. This is being driven by increasing activity across our EPM offerings within this segment.

SAP Solutions total revenue decreased to $46.9 million in 2023, from $47.8 million in 2022, primarily due to lower sales of SAP cloud software, as compared to the prior year.

Reimbursements as a percentage of total revenue were 1.8% in 2023 and 1.4% in 2022. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses, increased slightly to $174.9 million in 2023, as compared to $174.1 million in 2022. The higher costs in 2023 were primarily a result of increased utilization of subcontractors to support business growth, partially offset by lower incentive compensation accruals when compared to the prior year resulting from Company performance. Personnel costs as a percentage of total revenue were 59% in both 2023 and 2022.

Non-cash stock-based compensation expense, included in personnel costs before reimbursable expenses, was $6.2 million in both 2023 and 2022.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 8%, to $65.9 million in 2023, as compared to $61.0 million in 2022. This increase in the costs was primarily due to the increased investments in dedicated sales resources for our IP-based offerings in our Global S&BT segment, partially offset by lower incentive compensation commensurate with Company performance. SG&A costs as a percentage of total revenue were 22% and 21% during 2023 and 2022, respectively.

Non-cash stock-based compensation expense, included in SG&A, was $4.5 million in 2023, as compared to $4.1 million in 2022.

There was no amortization expense included in SG&A in 2023, however, there was $0.2 million of amortization expense in 2022. The amortization expense related to the amortization of the intangible asset acquired in our acquisitions and the buyout of our partner’s joint venture interest in the CGBS Training and Certification Programs in 2017. The intangible assets related to the acquisitions were fully amortized as of the second quarter of 2022.

Legal Settlement and Related Costs. In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by us. On February 17, 2024, we, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby we made a settlement payment of $985,000 to Gartner, Inc. in exchange for a dismissal of the lawsuit and a release of all claims. In addition, we incurred incremental legal costs related to the settlement.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash compensation, depreciation and amortization expense, interest expense and the restructuring and asset impairment reversals.

Global S&BT segment profit decreased to $54.4 million in 2023, as compared to $61.3 million in 2022. This decrease was primarily a result of the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory, Market Intelligence and our other IPaaS offerings.

Oracle Solutions segment profit increased to $18.1 million in 2023, as compared to $15.3 million in 2022, primarily due to lower salaries and benefits and higher revenue, partially offset by the higher utilization of subcontractors.

SAP Solutions segment profit decreased to $11.9 million in 2023, as compared to $12.8 million in 2022, primarily due to the lower sales of SAP cloud software, as well as sales related investments made during the year.

Income Taxes. During 2023, we recorded $11.9 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 25.8%. During 2022, we recorded $14.3 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 26.0%.

Liquidity and Capital Resources

As of December 29, 2023 and December 30, 2022, we had $21.0 million and $30.3 million, respectively, of cash, and $32.7 million,and $59.7 million, respectively, outstanding under our Credit Facility, net of deferred debt costs. We currently believe that available funds, including the cash on hand and funds available for borrowing under our Credit Facility, and cash flows generated by operations will be enough to fund our cash requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 29,	December 30,
	2023	2022
Cash flows provided by operating activities	$37,401	$58,904
Cash flows used in investing activities	$(4,101)	$(4,656)
Cash flows used in financing activities	$(42,565)	$(69,736)

Cash Flows from Operating Activities

Net cash provided by operating activities was $37.4 million in 2023, as compared to $58.9 million in 2022. In 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by a decrease in the income tax liabilities and contract liabilities and an increase in accounts receivable. In 2022, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in the income tax liabilities, partially offset by the decrease in accrued liabilities and other accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.1 million in 2023, as compared to $4.7 million in 2022. During both periods, cash flows used in investing activities primarily related to investments for the development of our Hackett Connect Executive Advisory member platform and continued development of our QL benchmark and DTP technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $42.6 million in 2023, as compared to $69.7 million in 2022. The usage of cash in 2023 was primarily related to the net pay down of our Credit Facility $27.0 million, dividend payments of $12.0 million and employee net vesting related tax withholding requirements of $3.8 million. The usage of cash in 2022 was primarily related to the repurchase of Company common stock under our share repurchase program of $116.6 million, inclusive of the tender offer transaction related costs, employee net vesting related tax withholding requirements of $3.2 million, and dividend payments of $10.4 million, partially offset by the $60.0 million drawdown of our Credit Facility.

Material Cash Requirements

Debt Payments and Lease Obligations

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of our Credit Facility and provide the Company with an additional $55 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information. As of December 29, 2023, we had $32.7 million of outstanding borrowings, net of deferred debt costs, under our revolving line of credit, leaving us with borrowing capacity of approximately $67.0 million. See Note 8 for more information.

There were no material capital commitments as of December 29, 2023. The following table summarizes our future principal payments under our future Credit Facility and lease commitments under our non-cancelable operating leases as of December 29, 2023 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$1,930	$1,083	$482	$365	$—
Long-term debt obligations (1)	33,000	—	—	33,000	—
Total	$34,930	$1,083	$482	$33,365	$—

(1) Excludes interest charges on borrowings, the fee on the amount of any unused commitment that we may be obligated to pay under our revolving Credit Facility as such amounts vary and the deferred debt costs. See Note 8, in the notes to consolidated financial statements for additional information.

Capital Expenditures

There were no material commitments for capital expenditures as of December 29, 2023. Our capital expenditures primarily consist of investments related to the continued development of our QL, DTP and Hackett Connect platforms and laptop purchases. During the years ended December 29, 2023, and December 30, 2022, our capital expenditures were $4.1 million and $4.7 million, respectively. We expect capital expenditures for the year ended December 27, 2024, to approximate the capital expenditures in 2023.

Taxes

Cash paid for income taxes was $13.3 million and $4.6 million for the years ended December 29, 2023, and December 30, 2022, respectively. The increase in the income tax payments related to the 2021 tax deduction for the exercise of the 2.9 million SARs. As a result of the transaction, the Company carried an income tax receivable on its Consolidated Balance Sheet in 2022 until the fourth quarter of 2022. See Note 9, “Income Taxes” to our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Dividends and Share Repurchases

During the fiscal year 2023, our Board of Directors approved four quarterly dividends payments of $0.11 per share totaling $12.0 million. We expect dividend payments in 2024 to be approximately $12.0 million.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. During 2023, we repurchased 37 thousand shares of common stock from members of our Board of Directors at an average price per share of $18.96, for a total cost of $0.7 million. As of December 29, 2023, we had $13.9 million share repurchase authorization remaining. Subsequent to fiscal year end, we repurchased 43 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $1.1 million, or $24.34 per share. Including these repurchases, we had approximately $12.9 million available for future repurchases under the plan as of March 1, 2024.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2023, 0.2 million shares were withheld and not issued for a cost of $3.8 million, bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million. In 2022, 0.2 million shares were withheld and not issued for a cost of $3.2 million, bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million, including the tender offer transaction and related transaction fees.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 29, 2023, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a Bloomberg short-term bank yield index rate ("BSBY rate") for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2023 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar. We recognized losses related to foreign currency exchange of $0.4 million in 2023 and income of $1.4 million and $130 thousand in 2022 and 2021, respectively. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
o
Performed analytical procedures to evaluate the amount of revenue recognized to date and related actual costs incurred to date, by comparing changes in the estimated costs at completion, including changes to budgeted revenue when relevant, for a sample of contracts throughout the period.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Coral Gables, Florida

March 1, 2024

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29,	December 30,
	2023	2022
ASSETS
Current assets:
Cash	$20,957	$30,255
Accounts receivable and contract assets, net of allowance of $1,072 and $856 at December 29, 2023 and December 30, 2022, respectively	52,113	48,376
Prepaid expenses and other current assets	2,368	2,535
Total current assets	75,438	81,166
Property and equipment, net	20,044	19,359
Other assets	285	268
Goodwill	84,242	83,502
Operating lease right-of-use assets	1,419	698
Total assets	$181,428	$184,993
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,557	$8,741
Accrued expenses and other liabilities	26,801	30,953
Contract liabilities	12,087	13,278
Income tax payable	2,360	5,759
Operating lease liabilities	1,083	870
Total current liabilities	49,888	59,601
Deferred tax liability, net	8,118	6,877
Long-term debt, net	32,711	59,653
Operating lease liabilities	631	584
Total liabilities	91,348	126,715
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 60,581,418 and 60,147,720 shares issued at December 29, 2023 and December 30, 2022, respectively	61	60
Additional paid-in capital	317,034	308,325
Treasury stock, at cost, 33,314,926 and 33,277,459 shares at December 29, 2023 and December 30, 2022, respectively	(274,600)	(273,866)
Retained earnings	60,820	38,640
Accumulated other comprehensive loss	(13,235)	(14,881)
Total shareholders' equity	90,080	58,278
Total liabilities and shareholders' equity	$181,428	$184,993

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Revenue:
Revenue before reimbursements	$291,273	$289,688	$277,583
Reimbursements	5,317	4,054	1,226
Total revenue	296,590	293,742	278,809
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $6,238, $6,201 and $6,766 of stock compensation expense in 2023, 2022 and 2021, respectively)	174,891	174,112	171,920
Reimbursable expenses	5,317	4,054	1,226
Total cost of service	180,208	178,166	173,146
Selling, general and administrative costs (includes $4,486, $4,066 and $3,356 of stock compensation expense in 2023, 2022 and 2021, respectively)	65,942	60,979	59,187
Restructuring and asset impairment settlement	—	(651)	—
Legal settlement and related costs	1,178	—	—
Total costs and operating expenses	247,328	238,494	232,333
Operating income	49,262	55,248	46,476
Other expense, net:
Interest expense, net	(3,235)	(144)	(95)
Income from continuing operations before income taxes	46,027	55,104	46,381
Income tax expense	11,876	14,302	4,829
Income from continuing operations	34,151	40,802	41,552
Loss from discontinued operations (net of taxes)	—	—	(7)
Net income	$34,151	$40,802	$41,545
Basic net income per common share:
Income per common share from continuing operations	$1.26	$1.30	$1.38
Loss per common share from discontinued operations	—	—	(0.00)
Basic net income per common share	$1.26	$1.30	$1.38

Diluted net income per common share:
Income per common share from continuing operations	$1.24	$1.28	$1.26
Loss per common share from discontinued operations	—	—	(0.00)
Diluted net income per common share	$1.24	$1.28	$1.26

Weighted average common shares outstanding	27,170	31,400	30,021
Weighted average common and common equivalent shares outstanding	27,637	31,962	32,883

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Net income	$34,151	$40,802	$41,545
Foreign currency translation adjustment, net of income taxes	1,646	(4,408)	(905)
Total comprehensive income	$35,797	$36,394	$40,640

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional			Retained	Other	Total
	Common Stock		Paid in	Treasury Stock		Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	(Deficit)	Loss	Equity
Balance at January 1, 2021	57,596	$58	$312,039	(27,609)	$(144,254)	$(17,388)	$(9,568)	$140,887
Issuance of common stock, net	2,035	2	(20,812)	—	—	—	—	(20,810)
Treasury stock purchased	—	—	—	(749)	(13,040)	—	—	(13,040)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	9,061	—	—	—	—	9,061
Dividends declared	—	—	—	—	—	(12,885)	—	(12,885)
Net income	—	—	—	—	—	41,545	—	41,545
Foreign currency translation	—	—	—	—	—	—	(905)	(905)
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock, net	517	—	(2,347)	—	—	—	—	(2,347)
Treasury stock purchased	—	—	—	(4,919)	(116,572)	—	—	(116,572)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,384	—	—	—	—	10,384
Dividends declared	—	—	—	—	—	(13,434)	—	(13,434)
Net income	—	—	—	—	—	40,802	—	40,802
Foreign currency translation	—	—	—	—	—	—	(4,408)	(4,408)
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock, net	433	1	(2,848)	—	—	—	—	(2,847)
Treasury stock purchased	—	—	—	(38)	(734)	—	—	(734)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	11,557	—	—	—	—	11,557
Dividends declared	—	—	—	—	—	(11,971)	—	(11,971)
Net income	—	—	—	—	—	34,151	—	34,151
Foreign currency translation	—	—	—	—	—	—	1,646	1,646
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$34,151	$40,802	$41,545
Plus loss from discontinued operations, net of taxes	—	—	7
Net income from continuing operations	34,151	40,802	41,552
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	3,421	3,283	3,361
Amortization expense	—	154	1,016
Amortization of debt issuance costs	72	82	45
Provision for doubtful accounts	27	91	374
Loss (gain) on foreign currency transactions	404	(1,353)	(130)
Non-cash stock compensation expense	10,724	10,267	10,122
Deferred income tax expense (benefit)	1,365	(480)	1,469
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(3,831)	2,603	(18,241)
(Increase) decrease in prepaid expenses and other assets	(489)	4,414	(2,153)
(Decrease) increase in accounts payable	(1,184)	1,063	1,580
(Decrease) increase in accrued expenses and other liabilities	(2,668)	(6,443)	3,554
(Decrease) increase in contract liabilities	(1,191)	(1,338)	5,851
(Decrease) increase in income taxes payable	(3,400)	5,759	(2,040)
Net cash provided by operating activities from continuing operations	37,401	58,904	46,360
Net cash used in operating activities from discontinued operations	—	—	(7)
Net cash provided by operating activities	37,401	58,904	46,353
Cash flows from investing activities:
Purchases of property and equipment	(4,101)	(4,656)	(3,242)
Net cash used in investing activities	(4,101)	(4,656)	(3,242)
Cash flows from financing activities:
Debt proceeds	5,000	60,000	—
Repayments of debt	(32,000)	—	—
Debt issuance costs	(14)	(381)	(4)
Dividends paid	(11,972)	(10,437)	(12,885)
Proceeds from issuance of common stock	937	876	755
Taxes paid to satisfy employee withholding tax obligations	(3,782)	(3,225)	(21,566)
Repurchases of common stock	(734)	(116,569)	(13,039)
Net cash used in financing activities	(42,565)	(69,736)	(46,739)
Effect of exchange rate on cash	(33)	(51)	(33)
Net decrease in cash	(9,298)	(15,539)	(3,661)
Cash at beginning of year	30,255	45,794	49,455
Cash at end of year	$20,957	$30,255	$45,794
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,257	$4,550	$9,103
Cash paid for interest	$3,470	$78	$57
Supplemental disclosure of non-cash investing and financing activities:
Dividend declared during the year and paid the following year	$2,997	$2,997	$-

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

Hackett (NASDAQ: HCKT) is a global IP-based executive advisory, strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Generative Artificial Intelligence ("Gen AI"), strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The firm recently launched our AI XPLR offering which helps define an organizations’ Gen AI enablement opportunities. Using AI XPLR, our artificial intelligence ("AI") assessment platform, our experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

The Hackett Group has completed over 26,600 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap® platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 89% of the Fortune 100, 70% of the DAX 40 and 55% of the FTSE 100, which are delivered through our Hackett Connect, Quantum Leap® and DTP platforms.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities. Intercompany transactions and balances are eliminated upon consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2023, 2022, and 2021 ended on December 29, 2023, December 30, 2022, and December 31, 2021, respectively, each consisted of a 52-week period. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

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

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has gradually increased the dividend over the years to $0.44 per share. During 2023, the Company declared four quarterly dividend payments of $0.11 per share each, the fourth of which was paid in January 2024. The dividend policy is reviewed periodically by the Board of Directors and could change. The amount and timing of all dividend payments

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

			Foreign
	December 30,	Additions/	Currency	December 29,
	2022	Adjustments	Translation	2023
Global S&BT	$56,810	$-	$740	$57,550
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$83,502	$-	$740	$84,242

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

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2023, 2022 and 2021 and determined that goodwill was not impaired.

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

All of the Company’s finite-lived intangible assets were fully amortized in 2022.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the 12 months ended December 29, 2023, the Company recognized $12.7 million of revenue as a result of changes in the contract liability balance, as compared to $13.1 million for the twelve months ended December 30, 2022.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregated revenue as follows for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Global S&BT:
North America Consulting	$144,960	$143,956	$122,607
International Consulting	26,967	25,704	23,617
Total Global S&BT	$171,927	$169,660	$146,224
Oracle Solutions:
Consulting and software support and maintenance	$77,772	$76,320	$74,886
Total Oracle Solutions	$77,772	$76,320	$74,886
SAP Solutions:
Consulting and software support and maintenance	$41,324	$40,729	$47,391
Software license sales	5,567	7,033	10,308
Total SAP Solutions	$46,891	$47,762	$57,699
Total segment revenue	$296,590	$293,742	$278,809

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

As of December 29, 2023 and December 30, 2022, the Company had $1.7 million, and $1.5 million, respectively, of deferred commissions, of which $1.1 million was amortized during both the 12 months ended December 29, 2023 and December 30, 2022.

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

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	27,170,039	31,399,813	30,021,097
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees	466,574	555,483	529,535
Common stock issuable upon the exercise of stock options and SARs	—	6,445	2,331,976
Dilutive weighted average common shares outstanding	27,636,613	31,961,741	32,882,608

Approximately 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for both of the years ended December 29, 2023 and December 30, 2022, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2023 one customer accounted for 6% of total revenue, in 2022 one customer accounted for 7% of total revenue, all of which was included in the Global S&BT segment, and in 2021 no customer accounted for more than 5% of total revenue.

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

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 15 “Segment Information and Geographic Data” for detailed segment information.

1. Basis of Presentation and General Information (continued)

Recent Accounting Pronouncements

In November 2023, accounting guidance was issued that requires additional disclosures of reportable segment information. The guidance requires that public entities disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit; at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and in deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact the adoption of this accounting standard update will have on its footnote disclosures, however the Company does not believe this accounting standard update will have material impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year presentation with no effect on net income or shareholder’s equity.

2. Fair Value Measurement

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of December 29, 2023 and December 30, 2022, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	December 29,	December 30,
	2023	2022
Accounts receivable	$35,640	$28,913
Contract assets (unbilled revenue)	17,545	20,319
Allowance for doubtful accounts	(1,072)	(856)
	$52,113	$48,376

Accounts receivable as of December 29, 2023 and December 30, 2022, is net of uncollected advanced billings. Contract assets as of December 29, 2023 and December 30, 2022 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment, net

	December 29,	December 30,
	2023	2022
Equipment	$2,346	$4,346
Software	33,444	29,594
Furniture and fixtures	18	18
	35,808	33,958
Less accumulated depreciation	(15,764)	(14,599)
	$20,044	$19,359

Depreciation expense for the years ended December 29, 2023, December 30, 2022, and December 31, 2021 was $3.4 million, $3.3 million and $3.4 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 29,	December 30,
	2023	2022
Accrued compensation and benefits	$9,162	$9,320
Accrued bonuses	8,246	12,171
Dividend payable	2,997	2,997
Accrued sales, use, franchise and VAT tax	2,862	2,572
Non-cash stock compensation accrual	408	1,241
Other accrued expenses	3,126	2,652
Total accrued expenses and other liabilities	$26,801	$30,953

6. Restructuring and Asset Impairment Charge and Settlements

During 2020, the Company recorded restructuring charges of $10.5 million, of which $5.7 million was primarily related to the reduction of staff in the U.S. and Europe due to the impact of the pandemic and $4.8 million of which primarily related to real estate leases. In consideration of the pandemic and the changing nature of the Company’s use of office space for its workforce, the Company evaluated its existing office space utilization and made the decision to completely or partially abandon certain leased office spaces. As a result, the Company recorded restructuring charges of $4.8 million, primarily relating to the impairment of certain lease right-of-use assets, property, equipment and leasehold improvements and other real estate related costs. See Note 7 for further discussion.

In 2022, the Company recorded the settlement of the restructuring charge and asset impairments of $0.7 million related to the settlement of lease right-of use assets.

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

The weighted average remaining lease term is 2.8 years. The weighted average discount rate utilized is 4%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments (continued)

amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended December 29, 2023, the Company paid $1.4 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through July 2028. Lease expense for the years ended December 29, 2023, December 30, 2022, and December 31, 2021 was $1.1 million, $1.2 million and $1.0 million, respectively. The components of lease expense during the fiscal years ended December 29, 2023, December 30, 2022, and December 31, 2021, all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 29, 2023, are as follows (in thousands):

Rental
Payments
2024	$1,083
2025	260
2026	222
2027	228
2028	137
Total lease payments	1,930
Less imputed interest	(107)
Total	$1,823

As of December 29, 2023, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

8. Credit Facility

On April 3, 2020, the Company amended its Credit agreement with Bank of America, N.A. to extend the maturity date to November 30, 2022. The amendment also increased the interest payable on outstanding loans in respect to a revolving line of credit by an additional per annum rate of 0.50% and provided for a LIBOR floor of 75 basis points. The borrowing capacity remained at $45.0 million until maturity and no draws were made.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a BSBY rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 29, 2023, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, in the case of base rate. As of December 29, 2023, the interest rate on the Company's outstanding debt was 6.9%, utilizing the BSBY margin percentage. The interest rate of the commitment fee as of December 29, 2023 was 0.125%. Interest payments are made on a monthly basis.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 29, 2023, the Company was in compliance with all covenants.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

The Company incurred $14 thousand and $0.4 million of incremental debt issuance costs in 2023 and 2022, respectively, as a result of the Credit Agreement. As of December 29, 2023, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

As of December 29, 2023, the Company had $33.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, and as of December 30, 2022, the Company had $60.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in the light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2019 and all significant state, local and foreign matters have been concluded for years through 2018.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Domestic	$40,259	$48,020	$41,641
Foreign	5,768	7,084	4,740
Income from continuing operations before income taxes	$46,027	$55,104	$46,381

As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company had recorded an income tax benefit of $7.7 million, which resulted in a receivable balance of $3.4 million in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021.

The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Current tax expense
Federal	$6,823	$9,782	$2,043
State	2,214	3,416	663
Foreign	1,474	1,584	654
	10,511	14,782	3,360
Deferred tax expense (benefit)
Federal	985	49	765
State	470	(99)	303
Foreign	(90)	(430)	401
	1,365	(480)	1,469
Income tax expense from continuing operations	$11,876	$14,302	$4,829

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
U.S. statutory income tax expense rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax expense	4.6	4.8	1.6
Valuation reduction	—	(0.3)	0.1
Meals and entertainment	0.2	—	—
Foreign rate differential	0.3	0.1	0.3
Share based compensation	(1.1)	(1.0)	(13.2)
Foreign exchange loss	0.2	(0.2)	(0.1)
Other, net	0.6	1.6	0.7
Effective tax rate	25.8%	26.0%	10.4%

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 29,	December 30,
	2023	2022
Deferred income tax assets:
Allowance for doubtful accounts	$281	$224
Net operating loss and tax credits carryforward	2,940	2,902
Accrued expenses and other liabilities	4,497	5,804
	7,718	8,930
Valuation allowance	(1,461)	(1,463)
	6,257	7,467
Deferred income tax liabilities:
Depreciation	(3,381)	(3,847)
Tax over book amortization on goodwill and intangibles	(10,834)	(10,316)
Other items	(160)	(181)
	(14,375)	(14,344)
Net deferred income tax liability	$(8,118)	$(6,877)

As of December 29, 2023, the Company had $0.8 million of U.S. state net operating loss carryforwards. Additionally, as of December 29, 2023, the Company had $8.4 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia. A portion of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. As of December 29, 2023 and December 30, 2022 the Company had a valuation allowance in both periods of $1.5 million to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries as of December 29, 2023, was approximately $8.1 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 29, 2023, December 30, 2022, and December 31, 2021 the total amount of accrued income tax-related interest and penalties was $50 thousand, $192 thousand and $179 thousand, respectively.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The following table sets forth the detail and activity of the ASC 740 liability during the years ended December 29, 2023 and December 30, 2022 (in thousands):

	Year Ended
	December 29,	December 30,
	2023	2022
Beginning balance	$450	$437
Additions based on tax positions	4	13
Reduction for prior year tax deductions	(234)	—
Ending balance	$220	$450

As of December 29, 2023 and December 30, 2022 the ASC 740-10, “Accounting for Uncertainty in Income Taxes”, liability of $0.2 million and $0.5 million, respectively, was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 29, 2023 and December 30, 2022 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plan

Total share-based compensation included in net income for the years ended December 29, 2023, December 30, 2022, and December 31, 2021 is as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Restricted stock units	$10,714	$10,252	$9,716
Common stock subject to vesting requirements	10	15	406
	$10,724	$10,267	$10,122

The number of shares available for future issuance under the Company's stock plans as of December 29, 2023 were 2.3 million. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

The Company has granted stock options to employees and directors of the Company at exercise prices equal to the fair value of the stock at the date of grant. The options generally vested ratably over four years, based on continued employment, with a maximum term of ten years. The Company did not have any stock options outstanding during 2023. Stock option activity under the Company’s stock option plans for the years ended December 30, 2022 and December 31, 2021, are summarized as follows:

	December 30, 2022		December 31, 2021
	Option Shares	Weighted Average Exercise Price	Option Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,000	$4.00	180,000	$4.00
Exercised	(30,000)	4.00	(150,000)	4.00
Outstanding at end of year	—	$-	30,000	$4.00
Exercisable at end of year	—	$-	30,000	$4.00

The intrinsic value of the options that were exercised in 2022 and 2021 was $0.6 million and $2.4 million, respectively.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

All of the Company's outstanding SARs were exercised in December 2021. As a result of the tax deduction related to the exercise of the 2.9 million SARs in 2021, the Company had recorded an income tax benefit of $7.7 million, which resulted in a receivable balance of $3.4 million in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2021. The intrinsic value of the SARs that were exercised in 2021 was $46.1 million.

There are no outstanding SARs as of December 29, 2023 and December 30, 2022.

Restricted Stock Units

Under the Company stock plan, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four -year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four -year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three -year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 29, 2023, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 30, 2022	1,212,902	17.85
Granted	590,286	21.40
Vested	(562,945)	17.34
Forfeited	(35,461)	18.91
Nonvested balance as of December 29, 2023	1,204,782	$19.82

The Company recorded restricted stock units-based compensation expense of $10.7 million, $10.3 million and $9.7 million in 2023, 2022, and 2021 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 29, 2023, there was $12.1 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to certain employees of a 2017 acquisition. These shares vested over a period of four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. As of December 30, 2022, the Company had 1,318 of these shares outstanding at a grant date fair value of $16.17. These shares vested in the fourth quarter of 2023 and no shares of common stock subject to vesting requirements are outstanding as of December 29, 2023.

The Company recorded compensation expense of $10 thousand, $15 thousand and $0.4 million in 2023, 2022 and 2021, respectively, related to common stock subject to vesting requirements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. In 2022, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2028 and added an additional 250,000 shares of common stock. As of December 29, 2023, a total of 197,779 shares of common stock were available for purchase under the plan. For plan years 2023, 2022 and 2021, 43,668 shares, 40,622 shares and 41,504 shares, respectively, were issued for total proceeds of $0.9 million in 2023 and $0.8 million in both 2022 and 2021.

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to 5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock, $120.0 million of which was approved in 2022. As of December 29, 2023, the Company had affected cumulative purchases under the plan of $273.2 million, leaving $13.9 million available for future purchases.

In December 2022 the Company completed the tender offer through which 4.9 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $116.0 million, or $23.72 per share, which represented 15% of the Company's issued and outstanding stock at the time. The Company used $60.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer as discussed in Note 8.

During 2023 and 2022, the Company repurchased 37 thousand and 4.9 million shares of its common stock, respectively, at an average price per share of $18.96 and $23.69, respectively, for a total cost of $0.7 million and $116.6 million, respectively. As of December 29, 2023 and December 30, 2022 the Company had repurchased under the plan inception to date 33.2 million shares of its common stock, at an average price of $8.22 per share and $8.21 per share, respectively. The shares repurchased in 2023 were repurchased from members of the Company's Board of Directors for $0.7 million or $18.96 per share. In 2022, in addition to the shares tendered under the tender offer, the Company repurchased 31 thousand shares of its common stock from members of its Board of Directors for $0.6 million or $20.50 per share. The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2023, 174 thousand shares were withheld and not issued for a cost of $3.8 million bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million. In 2022, 164 thousand shares were withheld and not issued for a cost of $3.2 million bringing the total cumulative cash used to repurchase stock in 2022 to $119.8 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In December 2012, the Company announced an annual dividend of $0.10 per share to be paid semi-annually. In 2021, the Company increased the annual dividend to $0.40 per share to be paid on a quarterly basis which resulted in aggregate dividends of $12.9 million paid to shareholders on April 8, 2021, July 9, 2021, October 8, 2021, and December 30, 2021. In 2022, the Company increased the annual dividend to $0.44 per share to be paid on a quarterly basis which resulted in aggregate dividends of $13.4 million paid to shareholders on April 8, 2022, July 8, 2022, October 6, 2022, and January 6, 2023. In 2023, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.0 million paid to shareholders on April 7, 2023, July 7, 2023, October 6, 2023, and January 5, 2024. These dividends were paid from U.S. domestic sources and are accounted for as an increase to accumulated deficit. Subsequent to December 29, 2023, the Company declared its first quarterly dividend for 2024 of $0.11 per share for shareholders of record on March 22, 2024, to be paid on April 5, 2024.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. The Company makes matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. The Company’s matching contributions were $0.8 million, $0.9 million and $0.8 million in 2023, 2022 and 2021, respectively.

13. Transactions with Related Parties

During the year ended December 29, 2023, the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.7 million, or $18.96 per share. During the year ended December 30, 2022, the Company repurchased 31 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.6 million, or $20.50 per share. Subsequent to the year ended December 29, 2023, the Company repurchased 43 thousand shares of the Company’s stock from members of its Board of Directors for a total of $1.1 million, or $24.34 per share. The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11 for further details.

14. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by the Company. On February 17, 2024, the Company, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby the Company made a settlement payment of $985,000 to Gartner, Inc. in exchange for a dismissal of the lawsuit and a release of all claims.

15. Segment Information and Geographical Data

Management has made the determination that it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings.

The Company has presented the segment information for the twelve months ended December 29, 2023, December 30, 2022, and December 31, 2021, respectively. The SAP Solutions reportable segment is the only segment that contains software license sales.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the years ended December 29, 2023, December 30, 2022 and December 31, 2021 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Global S&BT:
Total revenue*	$171,927	$169,660	$146,224
Segment profit	54,366	61,319	49,321
Oracle Solutions:
Total revenue*	$77,772	$76,320	$74,886
Segment profit	18,060	15,335	15,662
SAP Solutions:
Total revenue*	$46,891	$47,762	$57,699
Segment profit	11,925	12,827	18,843
Total Company:
Total revenue*	$296,590	$293,742	$278,809

Total segment profit	$84,351	$89,481	$83,826
Items not allocated to segment level:
Corporate general and administrative expenses**	19,766	21,180	22,840
Non-cash stock based compensation expense	10,724	10,267	10,122
Acquisition-related compensation expense	-	-	11
Depreciation and amortization	3,421	3,437	4,377
Restructuring and asset impairment (settlement) charge	-	(651)	-
Legal settlement and related costs	1,178	-	-
Interest expense, net	3,235	144	95
Income from continuing operations before taxes	$46,027	$55,104	$46,381

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

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Year Ended
	December 29,	December 30,	December 31,
	2023	2022	2021
Revenue:
United States	$251,012	$253,935	$244,499
Europe	28,648	23,866	20,627
Other (Australia, Canada, India and Uruguay)	16,930	15,941	13,683
Total Revenue	$296,590	$293,742	$278,809

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 29,	December 30,
	2023	2022
Long-lived assets:
North America	$91,065	$89,705
Europe	14,481	13,640
Other (Australia, Canada, India and Uruguay)	444	482
Total long-lived assets	$105,990	$103,827

As of December 29, 2023 and December 30, 2022 foreign assets included $14.3 million and $13.5 million, respectively, of goodwill related to acquisitions.

16. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 29, 2023 and December 30, 2022 (in thousands, except per share data):

	Quarter Ended
	March 31, 2023	June 30, 2023	September 29, 2023	December 29, 2023
Total revenue	$71,229	$77,102	$75,856	$72,403
Operating income	$11,252	$12,790	$13,743	$11,477
Income from continuing operations before income taxes	$10,393	$11,869	$12,929	$10,836
Net income	$8,161	$8,720	$9,420	$7,850
Basic net income per common share	$0.30	$0.32	$0.35	$0.29

Diluted net income per common share	$0.30	$0.32	$0.34	$0.28

	Quarter Ended
	April 1, 2022	July 1, 2022	September 30, 2022	December 30, 2022
Total revenue	$75,664	$75,928	$72,033	$70,117
Operating income	$13,409	$14,181	$14,035	$13,623
Income from continuing operations before income taxes	$13,381	$14,153	$14,021	$13,549
Net income	$10,505	$10,215	$10,366	$9,716
Basic net income per common share	$0.33	$0.32	$0.33	$0.32

Diluted net income per common share	$0.33	$0.32	$0.32	$0.31

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 29, 2023, December 30, 2022, and December 31, 2021

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/	Write-offs/	Balance at
Allowance for Doubtful Accounts	of Year	Expense	(Reversals)	End of Year
Year Ended December 29, 2023	$856	258	(42)	$1,072
Year Ended December 30, 2022	$2,702	965	(2,811)	$856
Year Ended December 31, 2021	$605	2,068	29	$2,702

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 29, 2023.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered certified public accounting firm has audited our internal control over financial reporting as of December 29, 2023, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.’s (the Company) internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 1, 2024, expressed an unqualified opinion.

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

/s/ RSM US LLP

Coral Gables, Florida

March 1, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements.

During the three months ended September 29, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2024 Annual Meeting of Shareholders is hereby incorporated by reference.

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

3. Exhibits: See Index to Exhibits on page 58.

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

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	The Hackett Group, Inc. Compensation Recovery Policy.
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(p)
Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on March 1, 2024.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2024
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2024
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	March 1, 2024
David N. Dungan

/s/ Maria A. Bofill	Director	March 1, 2024
Maria Bofill

/s/ Richard N. Hamlin	Director	March 1, 2024
Richard Hamlin

/s/ John R. Harris	Director	March 1, 2024
John R. Harris

/s/ Robert A. Rivero	Director	March 1, 2024
Robert A. Rivero

/s/ Alan T. G. Wix	Director	March 1, 2024
Alan T. G. Wix