Form 10-Q
period 2024-03-29
HACKETT GROUP, INC.
filed 2024-05-08
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of May 3, 2024, there were 27,613,912 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 29,	December 29,
	2024	2023
ASSETS
Current assets:
Cash	$12,958	$20,957
Accounts receivable and contract assets, net of allowance of $867 and $1,072 at March 29, 2024 and December 29, 2023, respectively	57,979	52,113
Prepaid expenses and other current assets	2,730	2,368
Total current assets	73,667	75,438

Property and equipment, net	20,048	20,044
Other assets	283	285
Goodwill	84,099	84,242
Operating lease right-of-use assets	1,220	1,419
Total assets	$179,317	$181,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,215	$7,557
Accrued expenses and other liabilities	19,870	26,801
Contract liabilities	14,957	12,087
Income tax payable	2,443	2,360
Operating lease liabilities	811	1,083
Total current liabilities	44,296	49,888
Non-current deferred tax liability, net	10,133	8,118
Long term debt, net	30,729	32,711
Operating lease liabilities	678	631
Total liabilities	85,836	91,348

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 60,959,197 and 60,581,418 shares issued at March 29, 2024 and December 29, 2023, respectively	61	61
Additional paid-in capital	316,126	317,034
Treasury stock, at cost, 33,358,277 and 33,314,926 shares March 29, 2024 and December 29, 2023, respectively	(275,655)	(274,600)
Retained earnings	66,515	60,820
Accumulated other comprehensive loss	(13,566)	(13,235)
Total shareholders' equity	93,481	90,080
Total liabilities and shareholders' equity	$179,317	$181,428

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 29,	March 31,
	2024	2023
Revenue:
Revenue before reimbursements	$75,727	$69,831
Reimbursements	1,460	1,398
Total revenue	77,187	71,229
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,393 and $1,526 of non-cash stock based compensation expense in the quarters ended March 29, 2024 and March 31, 2023, respectively)	45,771	43,143
Reimbursable expenses	1,460	1,398
Total cost of service	47,231	44,541
Selling, general and administrative costs (includes $1,206 and $921 of non-cash stock based compensation expense in the quarters ended March 29, 2024 and March 31, 2023, respectively)	18,329	15,436
Legal settlement and related costs	102	—
Total costs and operating expenses	65,662	59,977
Income from operations	11,525	11,252

Other expense, net:
Interest expense, net	(472)	(859)
Income before income taxes	11,053	10,393
Income tax expense	2,322	2,232
Net income	$8,731	$8,161

Basic net income per common share:
Income per common share	$0.32	$0.30
Weighted average common shares outstanding	27,422	27,026

Diluted net income per common share:
Income per common share	$0.32	$0.30
Weighted average common and common equivalent shares outstanding	27,676	27,269

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 29,	March 31,
	2024	2023
Net income	$8,731	$8,161
Foreign currency translation adjustment	(331)	570
Total comprehensive income	$8,400	$8,731

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 29,	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$8,731	$8,161
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	942	830
Amortization of debt issuance costs	18	18
Non-cash stock based compensation expense	2,599	2,447
Provision for doubtful accounts	88	16
Loss on foreign currency translation	77	237
Deferred income tax expense	2,001	1,961
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(5,928)	(3,676)
Increase in prepaid expenses and other assets	(162)	(1,799)
Decrease in accounts payable	(1,341)	(1,855)
Decrease in accrued expenses and other liabilities	(7,185)	(11,563)
Increase in contract liabilities	2,869	2,306
Increase (decrease) in income tax payable	83	(146)
Net cash provided by (used in) operating activities	2,792	(3,063)
Cash flows from investing activities:
Purchases of property and equipment	(948)	(1,063)
Net cash used in investing activities	(948)	(1,063)
Cash flows from financing activities:
Debt issuance costs	—	(13)
Debt proceeds	—	5,000
Repayment of debt	(2,000)	(7,000)
Taxes paid to satisfy employee withholding tax obligations	(3,782)	(3,526)
Dividends paid	(2,996)	(2,997)
Repurchase of common stock	(1,055)	(711)
Net cash used in financing activities	(9,833)	(9,247)
Effect of exchange rate on cash	(10)	(18)
Net decrease in cash	(7,999)	(13,391)
Cash at beginning of period	20,957	30,255
Cash at end of period	$12,958	$16,864
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$114	$330
Cash paid for interest	$596	$861
Supplemental disclosure of non-cash flow investing and financing activities:
Dividend declared during the quarter and paid the following quarter	$3,036	$2,990

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2024. The consolidated results of operations for the quarter ended March 29, 2024, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenue and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assesses its operating segments under the management approach in accordance with ASC 280, "Segment Reporting" (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 11 “Segment Information and Geographical Data” for detailed segment information.

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

			Foreign
	December 29,	Additions/	Currency	March 29,
	2023	Adjustments	Translation	2024
Global S&BT	$57,550	$-	$(143)	$57,407
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$84,242	$-	$(143)	$84,099

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Revenue Recognition

The Company primarily generates its revenue from providing professional services to its clients. The Company also generates revenue from software sales, software maintenance and support and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price based on the respective selling price of the individual elements when sold separately.

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

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs. There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement. Revenue from advisory services contracts is recognized ratably over the life of the agreements. Customers are typically invoiced at the inception of the contract, with net thirty-day or sixty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the three months ended March 29, 2024, the Company recognized $5.7 million of revenue as a result of changes in the contract liability balance, as compared to $7.7 million for the three months ended March 31, 2023.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the three months ended March 29, 2024 and March 31, 2023 (in thousands):

	Quarter Ended
	March 29,	March 31,
	2024	2023
Global S&BT:
North America Consulting	$33,690	$36,166
International Consulting	7,202	6,169
Total Global S&BT	$40,892	$42,335
Oracle Solutions:
Consulting and software support and maintenance	$21,729	$17,168
Total Oracle Solutions	$21,729	$17,168
SAP Solutions:
Consulting and software support and maintenance	$9,836	$10,712
Software license sales	4,730	1,014
Total SAP Solutions	$14,566	$11,726
Total segment revenue	$77,187	$71,229

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 29, 2023 and December 30, 2022, the Company had $1.7 million and $1.5 million, respectively, of deferred commissions, of which $0.3 million was amortized during the three months ended March 29, 2024 and $0.2 million for the three months ended March 31, 2023. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of March 29, 2024 and December 29, 2023, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recent Accounting Pronouncements

In December 2023, accounting guidance was issued that enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. The enhancements in this update are effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting this guidance to their consolidated financial statements.

In November 2023, accounting guidance was issued that requires additional disclosures of reportable segment information. The guidance requires that public entities disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit; at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and in deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact the adoption of this accounting standard update will have on its footnote disclosures.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 29,	March 31,
	2024	2023

Basic weighted average common shares outstanding	27,422,461	27,026,460
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	253,465	242,157
Dilutive weighted average common shares outstanding	27,675,926	27,268,617

Approximately three thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the three months ended March 29, 2024, as compared to six hundred shares for the three months ended March 31, 2023, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	March 29,	December 29,
	2024	2023
Accounts receivable	$35,209	$35,640
Contract assets (unbilled revenue)	23,637	17,545
Allowance for doubtful accounts	(867)	(1,072)
Accounts receivable and contract assets, net	$57,979	$52,113

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 29,	December 29,
	2024	2023
Accrued compensation and benefits	$8,898	$9,162
Accrued bonuses	2,524	8,246
Accrued dividend payable	3,036	2,997
Accrued sales, use, franchise and VAT tax	2,688	2,862
Non-cash stock based compensation accrual	132	408
Other accrued expenses	2,592	3,126
Total accrued expenses and other liabilities	$19,870	$26,801

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments

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

The components of lease expense were as follows for the three months ended March 29, 2024 (in thousands):

Operating lease cost	$285

Total net lease costs	$285

The weighted average remaining lease term is 2.9 years. The weighted average discount rate utilized is 4%. For the three months ended March 29, 2024, the Company paid $0.4 million from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of March 29, 2024, were as follows (in thousands):

2024 (excluding the three months ended March 29, 2024)	$711
2025	262
2026	222
Thereafter	365
Total lease payments	1,560
Less imputed interest	(71)
Total	$1,489

As of March 29, 2024, the Company does not have any additional operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index ("BSBY") rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 29, 2024, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, for the base rate. As of March 29, 2024, the interest rate on the Company's outstanding debt was 6.9%, utilizing the BSBY margin percentage. The interest rate of the commitment fee as of March 29, 2024 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of March 29, 2024, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

As of March 29, 2024, the Company had $31.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. As of December 29, 2023, the Company had $33.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

As of March 29, 2024, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

7. Stock Based Compensation

During the three months ended March 29, 2024, the Company issued 418,131 restricted stock units, respectively, at a weighted average grant-date fair value of $23.38 per share. As of March 29, 2024, the Company had 1,059,205 restricted stock units outstanding at a weighted average grant-date fair value of $21.57 per share. As of March 29, 2024, $18.5 million of total restricted stock unit non-cash compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.4 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock. As of March 29, 2024, the Company had affected cumulative purchases under the plan of $274.3 million, leaving $12.9 million available for future purchases.

During the three months ended March 29, 2024 and March 31, 2023, the Company repurchased 43 thousand shares and 37 thousand shares, respectively, from members of its Board of Directors at an average price per share of $24.34 and $18.98, respectively, for a total cost of $1.1 million and $0.7 million, respectively.

There is no expiration of the Company's repurchase authorization. Under the repurchase plan, the Company may buy back shares of its outstanding stock either on the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. The Company holds repurchased shares of its common stock as treasury stock and accounts for treasury stock under the cost method.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During both the three months ended March 29, 2024 and March 31, 2023, 162 thousand shares were withheld and not issued for a cost of $3.8 million and $3.5 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the three months ended March 29, 2024, the Company declared its first quarter dividend to its shareholders for an aggregate of $3.0 million, which was paid in April 2024. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to March 29, 2024, the Company declared its second quarter dividend in 2024 to be paid in July 2024.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the three months ended March 29, 2024, the Company bought back 43 thousand shares of its common stock from members of its Board of Directors for $1.1 million, or $24.34 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by the Company. On February 17, 2024, the Company, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby the Company made a settlement payment of $985,000 to Gartner in exchange for a dismissal of the lawsuit and a release of all claims, which is reflected in the Company's Consolidated Statement of Operations for the year ended December 29, 2023. In addition, the Company incurred incremental legal costs related to the settlement which were recorded as expense in the period incurred.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the three months ended March 29, 2024, and March 31, 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended
	March 29,	March 31,
	2024	2023
Global S&BT:
Total revenue*	$40,892	$42,335
Segment profit	10,053	13,807
Oracle Solutions:
Total revenue*	$21,729	$17,168
Segment profit	5,261	3,049
SAP Solutions:
Total revenue*	$14,566	$11,726
Segment profit	4,882	2,634
Total Company:
Total revenue*	$77,187	$71,229

Total segment profit	$20,196	$19,490
Items not allocated to segment level:
Corporate general and administrative expenses**	5,028	4,961
Non-cash stock based compensation expense	2,599	2,447
Legal settlement and related costs	102	-
Depreciation expense	942	830
Interest expense, net	472	859
Income before taxes	$11,053	$10,393

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

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 29,	March 31,
	2024	2023

United States	$64,751	$61,351
Europe	7,993	6,060
Other (Australia, Canada, India and Uruguay)	4,443	3,818
Total revenue	$77,187	$71,229

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 29,	December 29,
	2024	2023
Long-lived assets:
United States	$90,864	$91,065
Europe	14,346	14,481
Other (Australia, Canada, India and Uruguay)	440	444
Total long-lived assets	$105,650	$105,990

As of March 29, 2024 and December 29, 2023, foreign assets included $14.1 million and $14.3 million, respectively, of goodwill related to acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended Decemeber 29, 2023. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The firm recently launched its AI XPLR offering which helps define an organizations’ Gen AI enablement opportunities. Using AI XPLR, our artificial intelligence ("AI") assessment platform, our experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

The Hackett Group has completed over 26,600 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap ("QL") platform which drives our Digital Transformation Platform ("DTP"). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including companies comprising 97% of the Dow Jones Industrial Average, 89% of the Fortune 100, 70% of the DAX 40 and 55% of the Financial Times Stock Exchange 100 Index, which are delivered through our Hackett Connect, QL and DTP platforms.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended
	March 29,	March 31,
	2024	2023
Revenue:
Revenue before reimbursements	$75,727	$69,831
Reimbursements	1,460	1,398
Total revenue	77,187	71,229
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,393 and $1,526 of non-cash stock based compensation expense in the quarters ended March 29, 2024 and March 31, 2023, respectively)	45,771	43,143
Reimbursable expenses	1,460	1,398
Total cost of service	47,231	44,541
Selling, general and administrative costs (includes $1,206 and $921 of non-cash stock based compensation expense in the quarters ended March 29, 2024 and March 31, 2023, respectively)	18,329	15,436
Legal settlement and related costs	102	—
Total costs and operating expenses	65,662	59,977

Income from operations	11,525	11,252
Other expense, net:
Interest expense, net	(472)	(859)
Income before income taxes	11,053	10,393
Income tax expense	2,322	2,232
Net income	$8,731	$8,161
Diluted net income per common share	$0.32	$0.30

Revenue. We are a global company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the three months ended March 29, 2024 and the three months ended March 31, 2023. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $77.2 million during the first three months of 2024, as compared to $71.2 million in the same period in 2023. In the first three months of 2024 and 2023, one customer accounted for 9% and 5% of our total Company revenue, respectively.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended
	March 29,	March 31,
	2024	2023
Global S&BT	$40,892	$42,335
Oracle Solutions	21,729	17,168
SAP Solutions	14,566	11,726
Total revenue	$77,187	$71,229

Global S&BT total revenue was $40.9 million and $42.3 million during the first three months of 2024 and 2023, respectively. This segment has been impacted by slowing economic growth resulting in extended client decision making and increased market volatility in our business transformation engagements, particularly impacting our e-procurement offerings.

Oracle Solutions total revenue was $21.7 million and $17.2 million during the first three months of 2024 and 2023, respectively. The segment has continued the momentum it has experienced since the second quarter of 2023, with double-digit growth over the last three quarters when compared to prior year periods.

SAP Solutions total revenue was $14.6 million and $11.7 million during the first three months of 2024 and 2023, respectively. The increase in revenue during the quarter ended March 29, 2024, as compared to the same period in 2023, was due to the very strong value-added reseller activity in the quarter.

Reimbursements as a percentage of Company total revenue were 2.0% during both the first three months of 2024 and 2023. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin. We have experienced increased client-related travel since the transition to a remote delivery model, however we do not expect reimbursements to return to pre-pandemic levels.

Cost of Service. Cost of service consists of personnel costs before reimbursable expenses, which includes salaries, benefits and incentive compensation for consultants and subcontractor fees, acquisition-related non-cash stock based compensation expense and non-cash stock based compensation expense, and reimbursable expenses which are travel and other expenses passed through to a client and are associated with projects.

Personnel costs before reimbursable expenses increased 6%, to $45.8 million for the first three months of 2024, as compared to $43.1 million in the same period of 2023. The higher costs in the first three months of 2024 were primarily a result of increased salaries and higher utilization of subcontractors. Personnel costs as a percentage of total Company total revenue were 59% and 61% during the first three months of 2024 and 2023, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.4 million and $1.5 million during the first three months of 2024 and 2023, respectively.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense, amortization of intangible assets, acquisition related costs and various other overhead expenses.

SG&A costs increased 19%, to $18.3 million, as compared to $15.4 million for the same period in 2023. This increase in the costs during the first three months of 2024 was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings and higher incentive compensation commensurate with Company performance. SG&A costs as a percentage of total Company revenue were 24% during the first three months of 2024, respectively, as compared to 22% during the same period in 2023.

Non-cash stock based compensation expense, included in SG&A, was $1.2 million and $0.9 million during the first three months of 2024 and 2023, respectively.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash compensation, depreciation expense, interest expense and legal settlement and related costs.

Global S&BT segment profit was $10.1 million during the first three months of 2024, as compared to $13.8 million for the same period in 2023. This decrease was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings.

Oracle Solutions segment profit was $5.3 million during the first three months of 2024, respectively, as compared to $3.0 million for the same period in 2023.The increase was primarily due to higher revenue, partially offset by the higher usage of subcontractors which support the revenue growth.

SAP Solutions segment profit was $4.9 million during the quarter first three months of 2024, as compared to $2.6 million in the same period in 2023. The increase in segment profit in the three month period in 2024, as compared to the same period in 2023, was primarily due to the value-added reseller activity in the quarter.

Legal Settlement and Related Costs. In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by us. On February 17, 2024, we, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby we made a settlement payment of $985,000 to Gartner in exchange for a dismissal of the lawsuit and a release of all claims which is reflected in our Consolidated Statement of Operations for the year ended December 29, 2023. In addition, we incurred incremental legal costs related to the settlement which were recorded as expense in the period incurred.

Interest Expense, Net. Interest expense, net was $0.5 million and $0.9 million during the first three months of 2024 and 2023, respectively. As of March 29, 2024, we had an outstanding debt of $31.0 million. As of March 31, 2023, we had outstanding debt of $58.0 million.

Income Taxes. During the first three months of 2024, we recorded $2.3 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 21.0%. During the first three months of 2023, we recorded $2.2 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 21.5%.

Liquidity and Capital Resources

As of March 29, 2024 and December 39, 2023, we had $13.0 million and $21.0 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 29, 2023.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 29,	March 31,
	2024	2023
Cash flows provided by (used in) operating activities	$2,792	$(3,063)
Cash flows used in investing activities	$(948)	$(1,063)
Cash flows used in financing activities	$(9,833)	$(9,247)

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.8 million during the first three months of 2024, as compared to net cash used in operating activities of $3.1 million during the same period in 2023. In 2024 and 2023, the net cash provided by (or used in) operating activities was primarily due to net income adjusted for non-cash items and an increase in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.9 million during the first three months of 2024, as compared to $1.1 million during the same period in 2023. During both periods, cash flows used in investing activities primarily related to investments for the continued development of our Hackett Connect Executive Advisory member platform, our Quantum Leap benchmark and Digital Transformation technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.8 million and $9.2 million during the first three months of 2024 and 2023, respectively. The usage of cash in 2024 primarily related to the repurchase of $4.8 million of the Company's common stock, dividend payments of $3.0 million and the repayment of borrowings of $2.0 million related to our Credit Facility. The usage of cash in 2023 primarily related to the repurchase of $4.2 million of the Company's common stock, dividend payments of $3.0 million and the net paydown of $2.0 million related to our Credit Facility.

As of March 29, 2024, we had $31.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $69.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 29, 2024, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility (Bloomberg Short-Term Bank Yield Index) would not have had a material impact on our results of operations for the quarter ended March 29, 2024.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2023 (the “Annual Report”).

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 29, 2024, the Company repurchased 43 thousand shares of its common stock under the repurchase plan. As of March 29, 2024, the Company had $12.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of December 29, 2023				$13,937,978
December 30, 2023 to January 26, 2024	—	$—	—	$13,937,978
January 27, 2024 to February 23, 2024	43,351	$24.34	43,351	$12,883,015
February 24, 2024 to March 29, 2024	—	$—	—	$12,883,015
	43,351	$24.34	43,351

Shares repurchased during the three months ended March 29, 2024 under the repurchase plan do not include 162 thousand shares for a cost of $3.8 million that the Company bought back to satisfy employee net vesting obligations.

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

10.1

Registrant's 1998 Stock Option and Incentive Plan (Amended and Restated as of February 15, 2024) (incorporated herein by reference to Appendix B of the Registrant's definitive proxy statement filed on March 22, 2004).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Hackett Group, Inc.

Date: May 8, 2024	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer