Form 10-Q
period 2024-06-28
HACKETT GROUP, INC.
filed 2024-08-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

As of August 2, 2024, there were 27,647,354 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 28,	December 29,
	2024	2023
ASSETS
Current assets:
Cash	$19,145	$20,957
Accounts receivable and contract assets, net of allowance of $1,513 and $1,072 at June 28, 2024 and December 29, 2023, respectively	58,133	52,113
Prepaid expenses and other current assets	2,981	2,368
Total current assets	80,259	75,438

Property and equipment, net	19,990	20,044
Other assets	375	285
Goodwill	84,110	84,242
Operating lease right-of-use assets	2,790	1,419
Total assets	$187,524	$181,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,290	$7,557
Accrued expenses and other liabilities	24,048	26,801
Contract liabilities	13,299	12,087
Income tax payable	4,242	2,360
Operating lease liabilities	927	1,083
Total current liabilities	46,806	49,888
Non-current deferred tax liability, net	9,626	8,118
Long term debt, net	26,747	32,711
Operating lease liabilities	2,122	631
Total liabilities	85,301	91,348

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 61,000,200 and 60,581,418 shares issued at June 28, 2024 and December 29, 2023, respectively	61	61
Additional paid-in capital	319,235	317,034
Treasury stock, at cost, 33,358,277 and 33,314,926 shares June 28, 2024 and December 29, 2023, respectively	(275,655)	(274,600)
Retained earnings	72,226	60,820
Accumulated other comprehensive loss	(13,644)	(13,235)
Total shareholders' equity	102,223	90,080
Total liabilities and shareholders' equity	$187,524	$181,428

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Revenue:
Revenue before reimbursements	$75,896	$75,641	$151,623	$145,472
Reimbursements	1,760	1,461	3,220	2,859
Total revenue	77,656	77,102	154,843	148,331
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,640 and $3,033 and $1,643 and $3,169 of non-cash stock based compensation expense in the three and six months ended June 28, 2024 and June 30, 2023, respectively)	45,395	45,426	91,166	88,569
Reimbursable expenses	1,760	1,461	3,220	2,859
Total cost of service	47,155	46,887	94,386	91,428
Selling, general and administrative costs (includes $1,210 and $2,416 and $1,129 and $2,050 of non-cash stock based compensation expense in the three and six months ended June 28, 2024 and June 30, 2023, respectively)	17,985	17,425	36,314	32,861
Legal settlement and related costs	—	—	102	—
Total costs and operating expenses	65,140	64,312	130,802	124,289
Income from operations	12,516	12,790	24,041	24,042

Other expense, net:
Interest expense, net	(512)	(921)	(984)	(1,780)
Income before income taxes	12,004	11,869	23,057	22,262
Income tax expense	3,256	3,149	5,578	5,381
Net income	$8,748	$8,720	17,479	16,881

Basic net income per common share:
Income per common share	$0.32	$0.32	$0.64	$0.62
Weighted average common shares outstanding	27,616	27,192	27,519	27,109

Diluted net income per common share:
Income per common share	$0.31	$0.32	$0.63	$0.62
Weighted average common and common equivalent shares outstanding	27,943	27,548	27,809	27,408

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Net income	$8,748	$8,720	$17,479	$16,881
Foreign currency translation adjustment	(78)	698	(409)	1,268
Total comprehensive income	$8,670	$9,418	$17,070	$18,149

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,479	$16,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,883	1,636
Amortization of debt issuance costs	36	36
Non-cash stock based compensation expense	5,449	5,219
Provision for doubtful accounts	184	303
Loss on foreign currency translation	94	605
Deferred income tax expense	1,491	2,390
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(6,172)	(9,772)
Increase in prepaid expenses and other assets	(2,074)	(1,710)
Decrease in accounts payable	(3,267)	(3,266)
Decrease in accrued expenses and other liabilities	(1,685)	(6,459)
Increase in contract liabilities	1,211	1,174
Increase (decrease) in income tax payable	1,882	(2,387)
Net cash provided by operating activities	16,511	4,650
Cash flows from investing activities:
Purchases of property and equipment	(1,832)	(2,125)
Net cash used in investing activities	(1,832)	(2,125)
Cash flows from financing activities:
Debt issuance costs	—	(13)
Debt proceeds	—	5,000
Repayment of debt	(6,000)	(12,000)
Proceeds from ESPP	535	481
Taxes paid to satisfy employee withholding tax obligations	(3,925)	(3,645)
Dividends paid	(6,032)	(5,987)
Repurchase of common stock	(1,055)	(734)
Net cash used in financing activities	(16,477)	(16,898)
Effect of exchange rate on cash	(13)	(48)
Net decrease in cash	(1,811)	(14,421)
Cash at beginning of period	20,956	30,255
Cash at end of period	$19,145	$15,834
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,949	$5,192
Cash paid for interest	$1,149	$1,819
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,037	$2,991

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481
Issuance of common stock	41	—	391	—	—	—	—	391
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,718	—	—	—	—	2,718
Dividends declared	—	—	—	—	—	(3,037)	—	(3,037)
Net income	—	—	—	—	—	8,748	—	8,748
Foreign currency translation	—	—	—	—	—	—	(78)	(78)
Balance at June 28, 2024	61,000	$61	$319,235	(33,358)	$(275,655)	$72,226	$(13,644)	$102,223

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441
Issuance of common stock	38	1	362	—	—	—	—	363
Treasury stock purchased	—	—	—	—	(23)	—	—	(23)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,685	—	—	—	—	2,685
Dividends declared	—	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	8,720	—	8,720
Foreign currency translation	—	—	—	—	—	—	698	698
Balance at June 30, 2023	60,529	$61	$311,505	(33,314)	$(274,600)	$49,540	$(13,613)	$72,893

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2024. The consolidated results of operations for the quarter and six months ended June 28, 2024, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

Goodwill and Other Intangible Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows (in thousands):

			Foreign
	December 29,	Additions/	Currency	June 28,
	2023	Adjustments	Translation	2024
Global S&BT	$57,550	$-	$(132)	$57,418
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$84,242	$-	$(132)	$84,110

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

In fixed-fee billing arrangements, which would also include contracts with capped fees, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company sets the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under fixed-fee or capped fee arrangements using a proportionate performance approach, which is based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement. If the Company’s estimates indicate a potential loss, such a loss is recognized in the period in which the loss first becomes probable and reasonably estimable. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty or sixty-day terms, however client terms are subject to change.

Time-and-material billing arrangements require the client to pay based on the number of hours worked by the Company’s consultants at agreed hourly rates. The Company recognizes revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedient which allows it to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty or sixty-day terms, however client terms are subject to change.

Advisory services contracts are typically in the form of a subscription agreement which allows the customer access to the Company’s executive and best practice advisory programs. There is typically a single performance obligation and the transaction price is the contractual amount of the subscription agreement. Revenue from advisory services contracts is recognized ratably over the life of the agreements. Customers are typically invoiced at the inception of the contract, with net thirty or sixty-day terms, however client terms are subject to change.

The resale of on-premise software, cloud software and maintenance contracts are in the form of SAP America ("SAP") software or maintenance agreements provided by SAP. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the software sale for either on-premise software or cloud software or maintenance amount in the contract with the vendor. Revenue for the resale of software is recognized upon contract execution and customer’s receipt of the software. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty or sixty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended June 28, 2024, the Company recognized $3.3 million and $9.0 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $2.8 million and $10.6 million, respectively, for the quarter and six months ended June 30, 2023.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarters and six months ended June 28, 2024 and June 30, 2023 (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Global S&BT:
North America Consulting	$34,948	$36,444	$68,638	$72,611
International Consulting	7,314	7,188	14,516	13,356
Total Global S&BT	$42,262	$43,632	$83,154	$85,967
Oracle Solutions:
Consulting and software support and maintenance	$23,045	$20,775	$44,774	$37,943
Total Oracle Solutions	$23,045	$20,775	$44,774	$37,943
SAP Solutions:
Consulting and software support and maintenance	$10,806	$11,054	$20,642	$21,767
Software license sales	1,543	1,641	6,273	2,654
Total SAP Solutions	$12,349	$12,695	$26,915	$24,421
Total segment revenue	$77,656	$77,102	$154,843	$148,331

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 29, 2023 and December 30, 2022, the Company had $1.7 million and $1.5 million, respectively, of deferred commissions, of which $0.4 million and $0.6 million was amortized during both the quarters and six months ended June 28, 2024 and June 29, 30, 2023, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of June 28, 2024 and December 29, 2023, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recent Accounting Pronouncements

In December 2023, accounting guidance was issued that enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. The enhancements in this update are effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of adopting this guidance on its footnote disclosures.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

Basic weighted average common shares outstanding	27,616,089	27,191,648	27,519,275	27,109,054
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	326,600	355,999	290,033	299,078
Dilutive weighted average common shares outstanding	27,942,689	27,547,647	27,809,308	27,408,132

Approximately 5 hundred shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 28, 2024, respectively, as compared to 5 thousand shares and 3 thousand shares for the same periods in 2023, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	June 28,	December 29,
	2024	2023
Accounts receivable	$38,398	$35,640
Contract assets (unbilled revenue)	21,248	17,545
Allowance for doubtful accounts	(1,513)	(1,072)
Accounts receivable and contract assets, net	$58,133	$52,113

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 28,	December 29,
	2024	2023
Accrued compensation and benefits	$11,672	$9,162
Accrued bonuses	3,865	8,246
Accrued dividend payable	3,037	2,997
Accrued sales, use, franchise and VAT tax	2,710	2,862
Non-cash stock based compensation accrual	264	408
Other accrued expenses	2,500	3,126
Total accrued expenses and other liabilities	$24,048	$26,801

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

The components of lease expense were as follows for the six months ended June 28, 2024 (in thousands):

Operating lease cost	$582

Total net lease costs	$582

The weighted average remaining lease term is 3.7 years. The weighted average discount rate utilized is 5.6%. For the quarter and six months ended June 28, 2024, the Company paid $0.4 million and $0.8 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of June 28, 2024, were as follows (in thousands):

2024 (excluding the six months ended June 28, 2024)	$611
2025	911
2026	769
2027	693
2028 and thereafter	494
Total lease payments	3,478
Less imputed interest	(429)
Total	$3,049

As of June 28, 2024, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Bloomberg Short-Term Bank Yield Index ("BSBY"). The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 28, 2024, the applicable margin percentage was 1.50% per annum for the BSBY rate, and 0.75% per annum, for the base rate. As of June 28, 2024, the interest rate on the Company's outstanding debt was 6.9%, utilizing the BSBY margin percentage. The interest rate of the commitment fee as of June 28, 2024 was 0.125%. Interest payments are made monthly. Effective June 29, 2024, the Company has changed its interest rate index from BSBY to the Secured Overnight Financing Rate ("SOFR") rate.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of June 28, 2024, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

As of June 28, 2024, the Company had $27.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 29, 2023, the Company had $33.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

7. Stock Based Compensation

During the quarter and six months ended June 28, 2024, the Company issued 5,822 and 423,953 restricted stock units, respectively, at a weighted average grant-date fair value of $21.47 and $23.35 per share, respectively. As of June 28, 2024, the Company had 1,040,808 restricted stock units outstanding at a weighted average grant-date fair value of $21.60 per share. As of June 28, 2024, $15.9 million of total restricted stock unit non-cash compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.2 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock. As of June 28, 2024, the Company had affected cumulative purchases under the plan of $274.3 million, leaving $12.9 million available for future purchases.

During the quarter ended June 28, 2024 and June 30, 2023, the Company did not repurchase any outstanding stock in the open market. During the six months ended June 28, 2024 and June 30, 2023, the Company repurchased 43 thousand shares and 37 thousand shares, respectively, from members of its Board of Directors at an average price per share of $24.34 and $18.98, respectively, for a total cost of $1.1 million and $0.7 million, respectively.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and six months ended June 28, 2024, the Company withheld and did not issue 6 thousand shares and 168 thousand shares, respectively, for a cost of $0.1 million and $3.9 million, respectively. During the quarter and six months ended June 30, 2023, the Company withheld and did not issue 6 thousand shares and 168 thousand shares, respectively, for a cost of $0.1 million and $3.6 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the first half of 2024, the Company declared two quarterly dividends to its shareholders for an aggregate of $6.1 million, which was paid in April 2024 and July 2024. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to June 28, 2024, the Company declared its third quarter dividend in 2024 to be paid in October 2024.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the six months ended June 28, 2024, the Company bought back 43 thousand shares of its common stock from members of its Board of Directors for $1.1 million, or $24.34 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the quarter and six months ended June 28, 2024 and June 30, 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Global S&BT:
Total revenue*	$42,262	$43,632	$83,154	$85,967
Segment profit	12,748	13,102	22,802	26,909
Oracle Solutions:
Total revenue*	$23,045	$20,775	$44,774	$37,943
Segment profit	5,369	5,886	10,630	8,935
SAP Solutions:
Total revenue*	$12,349	$12,695	$26,915	$24,421
Segment profit	3,253	2,990	8,135	5,624
Total Company:
Total revenue*	$77,656	$77,102	$154,843	$148,331

Total segment profit	$21,370	$21,978	$41,567	$41,468
Items not allocated to segment level:
Corporate general and administrative expenses**	5,063	5,610	10,092	10,571
Non-cash stock based compensation expense	2,850	2,772	5,449	5,219
Legal settlement and related costs	-	-	102	-
Depreciation expense	941	806	1,883	1,636
Interest expense, net	512	921	984	1,780
Income before taxes	$12,004	$11,869	$23,057	$22,262

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

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023

United States	$64,133	$65,272	$128,884	$126,622
Europe	8,630	7,673	16,623	13,734
Other (Australia, Canada, India and Uruguay)	4,893	4,157	9,336	7,975
Total revenue	$77,656	$77,102	$154,843	$148,331

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 28,	December 29,
	2024	2023
Long-lived assets:
United States	$92,426	$91,065
Europe	14,330	14,481
Other (Australia, Canada, India and Uruguay)	509	444
Total long-lived assets	$107,265	$105,990

As of June 28, 2024 and December 29, 2023, foreign assets included $14.1 million and $14.3 million, respectively, of goodwill related to acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to effectively integrate acquisitions into our operations, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2023. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Revenue:
Revenue before reimbursements	$75,896	$75,641	$151,623	$145,472
Reimbursements	1,760	1,461	3,220	2,859
Total revenue	77,656	77,102	154,843	148,331
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,640 and $3,033 and $1,643 and $3,169 of non-cash stock based compensation expense in the three and six months ended June 28, 2024 and June 30, 2023, respectively)	45,395	45,426	91,166	88,569
Reimbursable expenses	1,760	1,461	3,220	2,859
Total cost of service	47,155	46,887	94,386	91,428
Selling, general and administrative costs (includes $1,210 and $2,416 and $1,129 and $2,050 of non-cash stock based compensation expense in the three and six months ended June 28, 2024 and June 30, 2023, respectively)	17,985	17,425	36,314	32,861
Legal settlement and related costs	—	—	102	—
Total costs and operating expenses	65,140	64,312	130,802	124,289

Income from operations	12,516	12,790	24,041	24,042
Other expense, net:
Interest expense, net	(512)	(921)	(984)	(1,780)
Income before income taxes	12,004	11,869	23,057	22,262
Income tax expense	3,256	3,149	5,578	5,381
Net income	$8,748	$8,720	$17,479	$16,881
Diluted net income per common share	$0.31	$0.32	$0.63	$0.62

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2024 and the same comparable periods of 2023. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $77.7 million and $154.8 million during the second quarter and first six months of 2024, respectively, as compared to $77.1 million and $148.3 million in the same periods in 2023, respectively. In the second quarter and first six months of 2024, one customer accounted for 13% and 11%, respectively, of our total revenue. In both the second quarter and first six months of 2023, one customer accounted for 5% of our total Company revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Global S&BT	$42,262	$43,632	$83,154	$85,967
Oracle Solutions	23,045	20,775	44,774	37,943
SAP Solutions	12,349	12,695	26,915	24,421
Total revenue	$77,656	$77,102	$154,843	$148,331

Global S&BT total revenue was $42.3 million and $83.2 million during the second quarter and first six months of 2024, respectively, as compared to $43.6 million and $86.0 million in the same periods of 2023, respectively. This segment has been impacted by extended client decision making in our business transformation engagements, particularly impacting our e-procurement offerings.

Oracle Solutions total revenue was $23.0 million and $44.8 million during the second quarter and first six months of 2024, respectively, as compared to $20.8 million and $37.9 million in the same periods of 2023, respectively. The segment has continued the momentum it has experienced since the second quarter of 2023, with significant growth over the last five quarters when compared to prior year periods.

SAP Solutions total revenue was $12.3 million and $26.9 million during the second quarter and first six months of 2024, respectively, as compared to $12.7 million and $24.4 million in the same periods of 2023, respectively. The increase in revenue during the first six months of 2024, as compared to the same period in 2023, was due to the very strong value-added reseller activity in the first half of 2024.

Reimbursements as a percentage of Company total revenue were 2% during both the second quarter and first six months of 2024 and 2023. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses were $45.4 million and $91.2 million for the second quarter and first six months of 2024, respectively, as compared to $45.4 million and $88.6 million in the same periods of 2023, respectively. The higher costs in the first six months of 2024 were primarily a result of increased salaries and higher utilization of subcontractors. Personnel costs as a percentage of total Company total revenue were 58% and 59% during the second quarter and first six months of 2024 and 59% and 60% for the same periods in 2023, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.6 million and $3.0 million during the second quarter and first six months of 2024, respectively, as compared to $1.6 million and $3.2 million in the same periods of 2023, respectively.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs increased 3%, to $18.0 million, and 11%, to $36.3 million, for the second quarter and first six months of 2024, respectively, as compared to $17.4 million and $32.9 million for the same periods in 2023, respectively. This increase in the costs during the second quarter and first six months of 2024 was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings. SG&A costs as a percentage of total Company revenue were 23% during both the second quarter and first six months of 2024, respectively, as compared to 23% and 22% during the same periods in 2023, respectively.

Non-cash stock based compensation expense, included in SG&A, was $1.2 million and $2.4 million during the second quarter and first six months of 2024, respectively, as compared to $1.1 million and $2.1 million for the same periods in 2023, respectively.

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

Global S&BT segment profit was $12.7 million and $22.8 million during the second quarter and first six months of 2024, respectively, as compared to $13.1 million and $26.9 million for the same periods in 2023, respectively. This decrease was primarily due to the incremental investments we are making in program development and additional dedicated sales resources for Benchmark, Executive Advisory Market Intelligence and our other IP as-a-service offerings.

Oracle Solutions segment profit was $5.4 million and $10.6 million during the second quarter and first six months of 2024, respectively, as compared to $5.9 million and $8.9 million for the same periods in 2023, respectively. The increase during the second quarter and first six months of 2024 was primarily due to higher revenue, partially offset by increased headcount and increased usage of subcontractors.

SAP Solutions segment profit was $3.3 million and $8.1 million during the second quarter and first six months of 2024, respectively, as compared to $3.0 million and $5.6 million for the same periods in 2023, respectively. The increase in segment profit in the first six months of 2024, as compared to the same period in 2023, was primarily due to the value-added reseller activity in the quarter.

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

Interest Expense, Net. Interest expense, net was $0.5 million and $1.0 million during the second quarter and first six months of 2024, respectively, as compared to $0.9 million and $1.8 million in the same periods in 2023, respectively. As of June 28, 2024, we had outstanding debt of $27.0 million, excluding debt issue costs. As of June 30, 2023, we had outstanding debt of $53.0 million, excluding debt issue costs.

Income Taxes. During the second quarter and first six months of 2024, we recorded $3.3 million and $5.6 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27.1% and 24.2%, respectively. During the second quarter and first six months of 2023, we recorded $3.1 million and $5.4 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 26.5% and 24.2%, respectively.

Liquidity and Capital Resources

As of June 28, 2024 and December 29, 2023, we had $19.1 million and $21.0 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 29, 2023.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash flows provided by operating activities	$16,511	$4,650
Cash flows used in investing activities	$(1,832)	$(2,125)
Cash flows used in financing activities	$(16,477)	$(16,898)

Cash Flows from Operating Activities

Net cash provided by operating activities was $16.5 million during the first six months of 2024, as compared to $4.7 million during the same period in 2023. In 2024 and 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and an increase in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.8 million during the first six months of 2024, as compared to $2.1 million during the same period in 2023. During both periods, cash flows used in investing activities primarily related to investments for the continued development of our Hackett Connect Executive Advisory member platform, our Quantum Leap benchmark and Digital Transformation technologies.

Cash Flows from Financing Activities

Net cash used in financing activities was $16.5 million and $16.9 million during the first six months of 2024 and 2023, respectively. The usage of cash in 2024 primarily related to the repurchase of $5.0 million of the Company's common stock, dividend payments of $6.0 million and the repayment of borrowings of $6.0 million related to our Credit Facility. The usage of cash in 2023 primarily related to the net repayment of borrowings of $7.0 million related to our Credit Facility, dividend payments of $6.0 million and the repurchase of $4.4 million of the Company's common stock.

As of June 28, 2024, we had $27.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $73.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 28, 2024, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and six months ended June 28, 2024.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 28, 2024, the Company did not repurchase any outstanding stock. As of June 28, 2024, the Company had $12.9 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of March 29, 2024				$12,883,015
March 30, 2024 to April 26, 2024	—	$—	—	$12,883,015
April 27, 2024 to May 24, 2024	—	$—	—	$12,883,015
May 25, 2024 to June 28, 2024	—	$—	—	$12,883,015
	—	$—	—

Shares repurchased during the quarter and six months ended June 28, 2024 under the repurchase plan do not include 6 thousand shares and 168 thousand shares for a cost of $0.1 million and $3.9 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

10.2*	Amendment No. 1 to Third Amended and Restated Credit Agreement (Term SOFR Conversion), dated June 21, 2024, between the Registrant and Bank of America, N.A.

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Hackett Group, Inc.

Date: August 7, 2024	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer