Form 10-Q
period 2024-09-27
HACKETT GROUP, INC.
filed 2024-11-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

As of November 1, 2024, there were 27,593,479 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 27,	December 29,
	2024	2023
ASSETS
Current assets:
Cash	$9,964	$20,957
Accounts receivable and contract assets, net of allowance of $1,652 and $1,072 at September 27, 2024 and December 29, 2023, respectively	61,227	52,113
Prepaid expenses and other current assets	3,659	2,368
Total current assets	74,850	75,438

Property and equipment, net	20,307	20,044
Other assets	367	285
Intangible assets	2,800	-
Goodwill	89,417	84,242
Operating lease right-of-use assets	3,010	1,419
Total assets	$190,751	$181,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,280	$7,557
Accrued expenses and other liabilities	26,142	26,801
Contract liabilities	12,572	12,087
Income tax payable	4,323	2,360
Operating lease liabilities	1,173	1,083
Total current liabilities	49,490	49,888
Non-current deferred tax liability, net	8,565	8,118
Long term debt, net	19,739	32,711
Operating lease liabilities	2,041	631
Total liabilities	79,835	91,348

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 61,015,604 and 60,581,418 shares issued at September 27, 2024 and December 29, 2023, respectively	61	61
Additional paid-in capital	322,644	317,034
Treasury stock, at cost, 33,423,164 and 33,314,926 shares September 27, 2024 and December 29, 2023, respectively	(277,392)	(274,600)
Retained earnings	77,772	60,820
Accumulated other comprehensive loss	(12,169)	(13,235)
Total shareholders' equity	110,916	90,080
Total liabilities and shareholders' equity	$190,751	$181,428

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Revenue:
Revenue before reimbursements	$77,949	$74,634	$229,572	$220,106
Reimbursements	1,828	1,222	5,048	4,081
Total revenue	79,777	75,856	234,620	224,187
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,135 and $5,168 and $1,518 and $4,687 of non-cash stock based compensation expense in the three and nine months ended September 27, 2024 and September 29, 2023, respectively)	46,417	44,421	137,583	132,990
Reimbursable expenses	1,828	1,222	5,048	4,081
Total cost of service	48,245	45,643	142,631	137,071
Selling, general and administrative costs (includes $1,688 and $4,104 and $1,193 and $3,243 of non-cash stock based compensation expense in the three and nine months ended September 27, 2024 and September 29, 2023, respectively)	18,732	16,470	55,046	49,331
Legal settlement and related costs	—	—	102	—
Total costs and operating expenses	66,977	62,113	197,779	186,402
Income from operations	12,800	13,743	36,841	37,785

Other expense, net:
Interest expense, net	(368)	(814)	(1,352)	(2,594)
Income before income taxes	12,432	12,929	35,489	35,191
Income tax expense	3,845	3,509	9,423	8,890
Net income	$8,587	$9,420	26,066	26,301

Basic net income per common share:
Income per common share	$0.31	$0.35	$0.95	$0.97
Weighted average common shares outstanding	27,645	27,220	27,561	27,146

Diluted net income per common share:
Income per common share	$0.31	$0.34	$0.93	$0.95
Weighted average common and common equivalent shares outstanding	28,142	27,818	27,920	27,545

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Net income	$8,587	$9,420	$26,066	$26,301
Foreign currency translation adjustment	1,475	(1,018)	1,066	250
Total comprehensive income	$10,062	$8,402	$27,132	$26,551

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash flows from operating activities:
Net income	$26,066	$26,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,824	2,528
Amortization of debt issuance costs	56	54
Non-cash stock based compensation expense	9,272	7,930
Provision for doubtful accounts	275	219
Loss on foreign currency translation	509	263
Deferred income tax expense	459	1,617
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(8,895)	(14,134)
Increase in prepaid expenses and other assets	(1,244)	(1,482)
Decrease in accounts payable	(2,277)	(3,701)
Decrease in accrued expenses and other liabilities	(2,387)	(5,619)
Increase (decrease) in contract liabilities	468	(409)
Increase (decrease) in income tax payable	1,963	(1,750)
Net cash provided by operating activities	27,089	11,817
Cash flows from investing activities:
Purchases of property and equipment	(3,061)	(3,203)
Acquisition of business, net of cash acquired	(6,541)	—
Net cash used in investing activities	(9,602)	(3,203)
Cash flows from financing activities:
Debt issuance costs	(28)	(14)
Debt proceeds	—	5,000
Repayment of debt	(13,000)	(21,000)
Proceeds from ESPP	535	481
Taxes paid to satisfy employee withholding tax obligations	(4,070)	(3,712)
Dividends paid	(9,070)	(8,978)
Repurchase of common stock	(2,792)	(734)
Net cash used in financing activities	(28,425)	(28,957)
Effect of exchange rate on cash	(55)	(33)
Net decrease in cash	(10,993)	(20,376)
Cash at beginning of period	20,957	30,255
Cash at end of period	$9,964	$9,879
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,653	$8,719
Cash paid for interest	$1,592	$2,690
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,041	$2,994

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481
Issuance of common stock	41	—	391	—	—	—	—	391
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,718	—	—	—	—	2,718
Dividends declared	—	—	—	—	—	(3,037)	—	(3,037)
Net income	—	—	—	—	—	8,748	—	8,748
Foreign currency translation	—	—	—	—	—	—	(78)	(78)
Balance at June 28, 2024	61,000	$61	$319,235	(33,358)	$(275,655)	$72,226	$(13,644)	$102,223
Issuance of common stock	15	—	(145)	—	—	—	—	(145)
Treasury stock purchased	—	—	—	(65)	(1,737)	—	—	(1,737)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,554	—	—	—	—	3,554
Dividends declared	—	—	—	—	—	(3,041)	—	(3,041)
Net income	—	—	—	—	—	8,587	—	8,587
Foreign currency translation	—	—	—	—	—	—	1,475	1,475
Balance at September 27, 2024	61,015	$61	$322,644	(33,423)	$(277,392)	$77,772	$(12,169)	$110,916

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock	343	—	(3,529)	—	—	—	—	(3,529)
Treasury stock purchased	—	—	—	(37)	(711)	—	—	(711)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,662	—	—	—	—	3,662
Dividends declared	—	—	—	—	—	(2,990)	—	(2,990)
Net income	—	—	—	—	—	8,161	—	8,161
Foreign currency translation	—	—	—	—	—	—	570	570
Balance at March 31, 2023	60,491	$60	$308,458	(33,314)	$(274,577)	$43,811	$(14,311)	$63,441
Issuance of common stock	38	1	362	—	—	—	—	363
Treasury stock purchased	—	—	—	—	(23)	—	—	(23)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,685	—	—	—	—	2,685
Dividends declared	—	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	8,720	—	8,720
Foreign currency translation	—	—	—	—	—	—	698	698
Balance at June 30, 2023	60,529	$61	$311,505	(33,314)	$(274,600)	$49,540	$(13,613)	$72,893
Issuance of common stock	9	—	(67)	—	—	—	—	(67)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,608	—	—	—	—	2,608
Dividends declared	—	—	—	—	—	(2,994)	—	(2,994)
Net income	—	—	—	—	—	9,420	—	9,420
Foreign currency translation	—	—	—	—	—	—	(1,018)	(1,018)
Balance at September 29, 2023	60,538	$61	$314,046	(33,314)	$(274,600)	$55,966	$(14,631)	$80,842

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 29, 2023, included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2024. The consolidated results of operations for the quarter and nine months ended September 27, 2024, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business Combination

On September 16, 2024, the Company executed an agreement to acquire 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on artificial intelligence (A.I.) technology solutions for a provisional purchase consideration of $7.8 million subject to a working capital achievement. This acquisition marks a significant milestone in the Company's aggressive strategy to become a leading architect of its clients' Gen A.I. journey. The acquisition closed on September 23, 2024. Leeway’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the A.I. practice.

The following table summarizes the provisional fair value of the assets acquired and liabilities assumed:

Amount
Assets / Liabilities	(in thousands)
Cash	$1,020
Current assets	2,081
Intangible assets	2,800
Current liabilities	(2,587)
Net assets acquired	$3,314

Consideration	$7,806
Goodwill	$4,492

As a result, the provisional excess of the purchase price over the assets acquired resulted in goodwill of $4.5 million. Additionally, the Company recognized provisional intangible assets of $2.8 million, with a remaining weighted average useful life of 4.7 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies. The following table summarizes the preliminary value of the intangible assets:

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,500	5
Technology	200	2
Non-Compete	100	2
Total	$2,800

The Company recognized $53 thousand of transactions costs related to the acquisition and no amortization was recorded in the three months ended September 27, 2024.

The amounts recorded for certain assets and liabilities and related disclosures are preliminary in nature and are subject to adjustment as additional information is obtained about their acquisition date fair values. Since the acquisition was only recently completed, the allocation of the purchase price is preliminary and will likely change in future periods as fair value estimates of the assets acquired and liabilities assumed are finalized, including those primarily related to working capital, property and equipment, intangible assets, and taxes. The final determination of the fair values will be completed within the one-year measurement period.

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain platform. The integration of AI XPLR and the ZBrain Gen A.I. orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed by the end of the Company's fiscal year 2024.

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

Goodwill and Other Intangible Assets

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen A.I. and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows, which includes the provisional goodwill allocated to the LeewayHertz acquisition (in thousands):

			Foreign
	December 29,	Additions/	Currency	September 27,
	2023	Adjustments	Translation	2024
Global S&BT	$57,550	$4,492	$683	$62,725
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$84,242	$4,492	$683	$89,417

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended September 27, 2024, the Company recognized $1.7 million and $10.7 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $1.5 million and $12.1 million, respectively, for the quarter and nine months ended September 29, 2023.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarters and nine months ended September 27, 2024 and September 29, 2023 (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Global S&BT:
North America Consulting	$36,563	$37,032	$105,201	$109,642
International Consulting	7,502	6,766	22,018	20,123
Total Global S&BT	$44,065	$43,798	$127,219	$129,765
Oracle Solutions:
Consulting and software support and maintenance	$22,759	$20,831	$67,533	$58,774
Total Oracle Solutions	$22,759	$20,831	$67,533	$58,774
SAP Solutions:
Consulting and software support and maintenance	$10,934	$10,605	$31,576	$32,372
Software license sales	2,019	622	8,292	3,276
Total SAP Solutions	$12,953	$11,227	$39,868	$35,648
Total segment revenue	$79,777	$75,856	$234,620	$224,187

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software license sales revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 29, 2023 and December 30, 2022, the Company had $1.7 million and $1.5 million, respectively, of deferred commissions, of which $0.2 million and $0.9 million was amortized during the quarter and nine months ended September 27, 2024, respectively, and $0.3 million and $0.9 million for the same periods in 2023, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of September 27, 2024 and December 29, 2023, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023

Basic weighted average common shares outstanding	27,645,288	27,220,176	27,561,279	27,146,095
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	496,226	597,773	358,764	398,643
Dilutive weighted average common shares outstanding	28,141,514	27,817,949	27,920,043	27,544,738

Approximately one thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 27, 2024, respectively, as compared to 102 shares and two thousand shares for the same periods in 2023, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 84 thousand restricted stock units in the quarter and nine months ended September 27, 2024, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 27,	December 29,
	2024	2023
Accounts receivable	$39,250	$35,640
Contract assets (unbilled revenue)	23,629	17,545
Allowance for doubtful accounts	(1,652)	(1,072)
Accounts receivable and contract assets, net	$61,227	$52,113

Accounts receivable is net of uncollected advanced billings. Contract assets represent revenue for services performed that have not been invoiced.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 27,	December 29,
	2024	2023
Accrued compensation and benefits	$10,389	$9,162
Accrued bonuses	6,813	8,246
Accrued dividend payable	3,042	2,997
Accrued sales, use, franchise and VAT tax	2,098	2,862
Non-cash stock based compensation accrual	533	408
Other accrued expenses	3,267	3,126
Total accrued expenses and other liabilities	$26,142	$26,801

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

The components of lease expense were as follows for the nine months ended September 27, 2024 (in thousands):

Operating lease cost	$882

Total net lease costs	$882

The weighted average remaining lease term is 3.7 years. The weighted average discount rate utilized is 5.8%. For the quarter and nine months ended September 27, 2024, the Company paid $0.3 million and $1.1 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of September 27, 2024, were as follows (in thousands):

2024 (excluding the nine months ended September 27, 2024)	$355
2025	1,055
2026	863
2027	791
2028 and thereafter	660
Total lease payments	3,724
Less imputed interest	(510)
Total	$3,214

As of September 27, 2024, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 27, 2024, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, for the base rate. As of September 27, 2024, the interest rate on the Company's outstanding debt was 6.6%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of September 27, 2024 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of September 27, 2024, the Company was in compliance with all covenants.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

As of September 27, 2024, the Company had $20.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 29, 2023, the Company had $33.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

7. Stock Based Compensation

Restricted Stock Units

On September 16 and 17, 2024, the Company granted its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and certain other Company leaders performance-based restricted stock units, in the amounts of 786,885, 413,115, 72,000, and 607,350, respectively. In connection with the awards, the annual equity incentive award opportunities for the recipients during the performance period of the awards will be reduced by 50% compared to the annual equity incentive award opportunities in the Company’s executive compensation program for 2024. The awards are split into three equal tranches with each tranche having its own market condition and service condition. The market condition is met when the Company’s stock price reaches a certain share price hurdle for twenty consecutive trading days during the performance period from the grant date through December 31, 2028. The share price hurdles are $30, $40, and $50 for the first, second, and third tranches, respectively. Additionally, the service condition is met if the employee is employed on the first, second, and third anniversary of the grant date for the first tranche, second tranche, and third tranche, respectively.

Furthermore, if the second or third tranches are not met during the performance period, and the volume weighted average of the Company’s stock price falls between two share price hurdles for over 20 consecutive trading days immediately prior to the end of the performance period, the employee will vest in an interpolated amount of the next tranche.

The Company used a lattice valuation model to determine the fair value of the three tranches as of the grant date. The lattice valuation model, using different share price paths, calculates a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The requisite service period was determined to be service conditions as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. If an employee forfeits nonvested shares prior to meeting the service condition, the previously recognized expense is reversed.

As of September 27, 2024, these market conditions had not been met and as such these shares had not vested and were not included in the Company's basic or dilutive shares outstanding. The stock price appreciation equity program non-cash stock compensation expense was $0.6 million for both the quarter and nine months ended September 27, 2024. As of September 27, 2024, there was $29.1 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted-average period of 3.0 years.

The following tables summarize information about the Company’s stock price appreciation equity program awards described above:

Award Summary

Tranche	Grant Date Fair Value		Share Price Vesting Conditions*	Underlying Share #		Contractual Service Period	Derived Service Period
	September 16, 2024	September 17, 2024	Both Grant Dates	September 16, 2024	September 17, 2024	Both Grant Dates	September 16, 2024	September 17, 2024
1	$21.26	$22.85	>$30pershare	424,000	202,450	1 year	0.60 years	0.46 years
2	$14.96	$16.31	$30to$40pershare	424,000	202,450	2 years	2.00 years	1.86 years
3	$9.93	$11.03	$40to$50pershare	424,000	202,450	3 years	2.71 years	2.60 years

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation (continued)

The following table summarizes the fair value assumption utilized in the lattice valuation model to calculate fair value:

Grant Date	Volatility	Risk Free Interest Rate	Dividend Yield
September 16, 2024	29.5%	3.38%	1.70%
September 17, 2024	29.5%	3.41%	1.65%

In connection with the acquisition of LeewayHertz (Note 1), the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the quarter and nine months ended September 27, 2024, the Company recorded $0.2 million of non-cash stock compensation expense.

During the quarter and nine months ended September 27, 2024, the Company issued 2,443,082 and 2,867,035 restricted stock units, respectively, at a weighted average grant date fair value of $18.11 and $18.89 per share, respectively. The grants issued during the quarter ended September 27, 2024, include the shares related to the stock price appreciation equity program and the shares issued in connection with the acquisition of LeewayHertz. As of September 27, 2024, the Company had 3,462,128 restricted stock units outstanding at a weighted average grant date fair value of $19.15 per share. As of September 27, 2024, $56.6 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.8 years, including the stock appreciation equity program awards discussed above.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $287.2 million of the Company’s common stock. As of September 27, 2024, the Company had affected cumulative purchases under the plan of $276.0 million, leaving $11.1 million available for future purchases. Subsequent to September 27, 2024, the Company's Board of Directors approved an additional $20.0 million increase to the Company's share repurchase program.

During the quarter ended September 27, 2024, the Company repurchased 65 thousand shares at an average price of $26.77 per share for a total cost of $1.7 million on the open market. The Company did not repurchase any outstanding stock on the open market during the quarter ended September 29, 2023. During the nine months ended September 27, 2024, the Company repurchased 108 thousand shares on the open market and from members of the Company's Board of Directors at an average price per share of $25.80 for a total cost of $2.8 million. During the nine months ended September 29, 2023, the Company repurchased 37 thousand shares from members of its Board of Directors at an average price per share of $18.96 for a total cost of $0.7 million.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and nine months ended September 27, 2024, the Company withheld and did not issue 6 thousand shares and 174 thousand shares, respectively, for a cost of $0.1 million and $4.1 million, respectively. During the quarter and nine months ended

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

September 29, 2023, the Company withheld and did not issue 3 thousand shares and 171 thousand shares, respectively, for a cost of $66 thousand and $3.7 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the first nine months of 2024, the Company declared three quarterly dividends to its shareholders for an aggregate of $9.1 million, which were paid in April 2024, July 2024 and October 2024. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to September 27, 2024, the Company declared its fourth quarter dividend in 2024 to be paid in January 2025.

9. Transactions with Related Parties

During the first nine months ended September 27, 2024, the Company repurchased 43 thousand shares of its common stock from members of its Board of Directors for $1.1 million, or $24.34 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the quarter and nine months ended September 27, 2024 and September 29, 2023, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Global S&BT:
Total revenue*	$44,065	$43,798	$127,219	$129,765
Segment profit	14,093	13,951	36,895	40,860
Oracle Solutions:
Total revenue*	$22,759	$20,831	$67,533	$58,774
Segment profit	5,520	5,031	16,150	13,966
SAP Solutions:
Total revenue*	$12,953	$11,227	$39,868	$35,648
Segment profit	3,699	2,861	11,833	8,486
Total Company:
Total revenue*	$79,777	$75,856	$234,620	$224,187

Total segment profit	$23,312	$21,843	$64,878	$63,312
Items not allocated to segment level:
Corporate general and administrative expenses**	5,655	4,497	15,745	15,069
Non-cash stock based compensation expense***	2,989	2,707	8,438	7,920
Stock price appreciation equity program compensation expense	602	-	602	-
Acquisition-related compensation expense	41	-	41	-
Acquisition-related non-cash stock based compensation expense	232	4	232	10
Acquisition-related costs	53	-	53	-
Legal settlement and related costs	-	-	102	-
Depreciation expense	940	892	2,824	2,528
Interest expense, net	368	814	1,352	2,594
Income before taxes	$12,432	$12,929	$35,489	$35,191

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

***See Note 7.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023

United States	$66,214	$63,955	$195,098	$190,578
Europe	8,484	7,399	25,107	21,132
Other (Australia, Canada, India and Uruguay)	5,079	4,502	14,415	12,477
Total revenue	$79,777	$75,856	$234,620	$224,187

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 27,	December 29,
	2024	2023
Long-lived assets:
United States	$100,210	$91,065
Europe	15,152	14,481
Other (Australia, Canada, India and Uruguay)	539	444
Total long-lived assets	$115,901	$105,990

The domestic long-lived assets above include the provisional LeewayHertz allocation of goodwill of $4.5 million and intangible assets of $2.8 million. See Note 1. As of September 27, 2024 and December 29, 2023, foreign assets included $14.9 million and $14.3 million, respectively, of goodwill related to acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("A.I.")-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz acquisition, into our operations,[our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2023.

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

Hackett is a global IP-based executive advisory, strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Generative Artificial Intelligence ("Gen A.I.") strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The firm recently launched its A.I. XPLR offering which helps define an organizations’ Gen A.I. enablement opportunities. Using A.I. XPLR, our A.I. assessment platform, our experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen A.I. journey.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Revenue:
Revenue before reimbursements	$77,949	$74,634	$229,572	$220,106
Reimbursements	1,828	1,222	5,048	4,081
Total revenue	79,777	75,856	234,620	224,187
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,135 and $5,168 and $1,518 and $4,687 of non-cash stock based compensation expense in the three and nine months ended September 27, 2024 and September 29, 2023, respectively)	46,417	44,421	137,583	132,990
Reimbursable expenses	1,828	1,222	5,048	4,081
Total cost of service	48,245	45,643	142,631	137,071
Selling, general and administrative costs (includes $1,688 and $4,104 and $1,193 and $3,243 of non-cash stock based compensation expense in the three and nine months ended September 27, 2024 and September 29, 2023, respectively)	18,732	16,470	55,046	49,331
Legal settlement and related costs	—	—	102	—
Total costs and operating expenses	66,977	62,113	197,779	186,402

Income from operations	12,800	13,743	36,841	37,785
Other expense, net:
Interest expense, net	(368)	(814)	(1,352)	(2,594)
Income before income taxes	12,432	12,929	35,489	35,191
Income tax expense	3,845	3,509	9,423	8,890
Net income	$8,587	$9,420	$26,066	$26,301
Diluted net income per common share	$0.31	$0.34	$0.93	$0.95

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and first nine months of 2024 and the same comparable periods of 2023. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $79.8 million and $234.6 million during the third quarter and first nine months of 2024, respectively, as compared to $75.9 million and $224.2 million in the same periods in 2023, respectively. In the third quarter and first nine months of 2024, one customer accounted for 13% and 12%, respectively, of our total revenue. In the third quarter and first nine months of 2023, one customer accounted for 6% and 5%, respectively, of our total revenue.

Segment revenue. The Company has three reportable segments: Global Strategy & Business Transformation (Global S&BT), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Gen A.I. and Business Transformation Consulting, Benchmarking, Business Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Global S&BT	$44,065	$43,798	$127,219	$129,765
Oracle Solutions	22,759	20,831	67,533	58,774
SAP Solutions	12,953	11,227	39,868	35,648
Total revenue	$79,777	$75,856	$234,620	$224,187

Global S&BT total revenue was $44.1 million and $127.2 million during the third quarter and first nine months of 2024, respectively, as compared to $43.8 million and $129.8 million in the same periods of 2023, respectively. The revenue growth in our Gen A.I. consulting and implementation offerings were offset by weakness in our e-procurement implementation offerings.

Oracle Solutions total revenue was $22.8 million and $67.5 million during the third quarter and first nine months of 2024, respectively, as compared to $20.8 million and $58.8 million in the same periods of 2023, respectively. The segment has continued the momentum it has experienced since the second quarter of 2023.

SAP Solutions total revenue was $13.0 million and $40.0 million during the third quarter and first nine months of 2024, respectively, as compared to $11.2 million and $35.6 million in the same periods of 2023, respectively. The increase in revenue during the third quarter and first nine months of 2024, as compared to the same periods in 2023, was due to the strong software-related sales during the third quarter and first nine months of 2024.

Reimbursements as a percentage of Company total revenue were 2% during both the third quarter and first nine months of 2024 and 2023. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses were $46.4 million and $137.6 million for the third quarter and first nine months of 2024, respectively, as compared to $44.4 million and $133.0 million in the same periods of 2023, respectively. The higher costs in the first nine months of 2024 were primarily a result of increased salaries, higher utilization of subcontractors and increases in non-cash stock compensation expense. Personnel costs as a percentage of total Company total revenue were 58% and 59% during the third quarter and first nine months of 2024, respectively, and 59% for each of the same periods in 2023, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $2.1 million and $5.2 million during the third quarter and first nine months of 2024, respectively, as compared to $1.5 million and $4.7 million in the same periods of 2023, respectively. This increase was primarily related to increased non-cash stock compensation from the stock price appreciation equity program issuances (Note 7) and to the acquisition related non-cash stock compensation expense (Note 1 and Note 7).

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs increased 14%, to $18.7 million, and 12%, to $55.0 million, for the third quarter and first nine months of 2024, respectively, as compared to $16.5 million and $49.3 million for the same periods in 2023, respectively. This increase in the costs during the third quarter and first nine months of 2024 was primarily due to the incremental investments we have made in sales and related expenses, increased commissions, increased incentive compensation commensurate with Company performance, increased non-cash stock based compensation, as well as foreign currency fluctuations. SG&A costs as a percentage of total Company revenue were 23% during both the third quarter and first nine months of 2024, respectively, as compared to 22% during the same periods in 2023.

Non-cash stock based compensation expense, included in SG&A, was $1.7 million and $4.1 million during the third quarter and first nine months of 2024, respectively, as compared to $1.2 million and $3.2 million for the same periods in 2023, respectively. The increase in the third quarter and first nine months of 2024 primarily relates to the non-cash stock compensation expense from the stock price appreciation equity program issuances (Note 7) .

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

Global S&BT segment profit was $14.1 million and $37.0 million during the third quarter and first nine months of 2024, respectively, as compared to $14.0 million and $40.9 million for the same periods in 2023, respectively. This decrease in the first nine months of 2024 was primarily due to the revenue growth in our Gen A.I. consulting and implementation offerings more than offset by weakness in our e-procurement implementation offerings.

Oracle Solutions segment profit was $5.5 million and $16.2 million during the third quarter and first nine months of 2024, respectively, as compared to $5.0 million and $14.0 million for the same periods in 2023, respectively. The increase during the third quarter and first nine months of 2024 was primarily due to higher revenue, partially offset by increased headcount and increased usage of subcontractors.

SAP Solutions segment profit was $3.7 million and $11.8 million during the third quarter and first nine months of 2024, respectively, as compared to $2.9 million and $8.5 million for the same periods in 2023, respectively. The increase in segment profit in the third quarter and first nine months of 2024, as compared to the same period in 2023, was primarily due to the value-added reseller activity in the quarter, partially offset by higher commissions and sales related costs.

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

Interest Expense, Net. Interest expense, net was $0.4 million and $1.4 million during the third quarter and first nine months of 2024, respectively, as compared to $0.8 million and $2.6 million in the same periods in 2023, respectively. As of September 27, 2024, we had outstanding debt of $20.0 million, excluding debt issue costs. As of September 29, 2023, we had outstanding debt of $44.0 million, excluding debt issue costs.

Income Taxes. During the third quarter and first nine months of 2024, we recorded $3.8 million and $9.4 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 30.9% and 26.6%, respectively. During the third quarter and first nine months of 2023, we recorded $3.5 million and $8.9 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27.1% and 25.3%, respectively.

Liquidity and Capital Resources

As of September 27, 2024 and December 29, 2023, we had $9.7 million and $21.0 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 29, 2023.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash flows provided by operating activities	$27,089	$11,817
Cash flows used in investing activities	$(9,602)	$(3,203)
Cash flows used in financing activities	$(28,425)	$(28,957)

Cash Flows from Operating Activities

Net cash provided by operating activities was $27.1 million during the first nine months of 2024, as compared to $11.8 million during the same period in 2023. In 2024 and 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.6 million during the first nine months of 2024, as compared to $3.2 million during the same period in 2023. During the third quarter of 2024, the Company acquired LeewayHertz for $6.5 million, net of cash acquired (see Note 1). During both the first nine months periods of 2024 and 2023, cash flows used in investing activities also included investments made to the continued development of our Hackett Connect Executive Advisory member platform, our QL benchmark, Digital Transformation technologies and our Gen A.I. platform, A.I. XPLR.

Cash Flows from Financing Activities

Net cash used in financing activities was $28.4 million and $29.0 million during the first nine months of 2024 and 2023, respectively. The usage of cash in 2024, primarily related to the repayment of borrowings of $13.0 million related to our Credit Facility, dividend payments of $9.1 million and the repurchase of $6.9 million of the Company's common stock. The usage of cash in 2023 primarily related to the net repayment of borrowings of $21.0 million related to our Credit Facility, dividend payments of $9.0 million and the repurchase of $4.4 million of the Company's common stock.

As of September 27, 2024, we had $20.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $80.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 27, 2024, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 27, 2024.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 27, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 27, 2024, the Company repurchased 65 thousand shares at an average price of $26.77 per share for a total cost of $1.7 million. As of September 27, 2024, the Company had $11.1 million of authorization remaining under the repurchase plan. Subsequent to September 27, 2024, the Company's Board of Directors approved a $20.0 million increase to the share repurchase program.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period	of Shares	Paid per Share	Program	Program
Balance as of June 28, 2024				$12,883,015
June 29, 2024 to July 26, 2024	—	$—	—	$12,883,015
July 27, 2024 to August 23, 2024	—	$—	—	$12,883,015
August 24, 2024 to September 27, 2024	64,887	$26.77	64,887	$11,146,164
	64,887	$26.77	64,887

Shares repurchased during the quarter and nine months ended September 27, 2024 under the repurchase plan do not include 6 thousand shares and 174 thousand shares for a cost of $0.1 million and $4.1 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on January 21, 2015).

10.1	Form of Performance-Based Stock Price Restricted Stock Award (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 16, 2024).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Hackett Group, Inc.

Date: November 6, 2024	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer