Form 10-K
period 2024-12-27
HACKETT GROUP, INC.
filed 2025-02-28
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 27, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $126,269,893 on June 28, 2024 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on February 24, 2025 was 27,791,221.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence (AI)-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz (as defined below) acquisition, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group,” “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

Hackett (NASDAQ: HCKT) is a global IP platform-based Generative Artificial Intelligence ("Gen AI") strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

In early 2024, we launched our AI assessment platform, AI XPLR which helps clients identify, evaluate and design Gen AI enablement opportunities. Using AI XPLR, our experienced professionals guide organizations to harness the power of Gen AI solutions designed to digitally transform their operations to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

We believe Gen AI will fundamentally change the way companies operate as well as the way consulting services are sold and delivered. We believe the Gen AI platform capabilities we have developed in AI XPLR which were expanded with ZBrain, which we acquired as part of the LeewayHertz acquisition, is highly differentiating and we expect will enable us to effectively compete in this emerging and important space.

The Hackett Group has completed over 27,500 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance. We consider this, along with our recent innovations, our core Hackett Intellectual Property ("IP") which allows us to identify, design and evaluate transformation opportunities to be proprietary and key components of our Hackett solutioning IP.

Our transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 70% of the DAX 40 and 51% of the FTSE 100, which inform and are delivered by our platforms.

The rapid development and move to cloud applications and infrastructure along with improving analytics, mobile functionality and enhanced user experience continues to dramatically influence the way businesses compete and deliver their services. This is redefining entire industries at an accelerated pace, forcing organizations to fundamentally change and adopt new capabilities in order to remain competitive. Traditional sequential and linear-based business models are changing to fully networked and dynamic automated workflows and events with enhanced analytics. The recent introduction of foundational models, such as Chat GPT, leverage fully integrated benefits of machine learning, deep learning neural networks further supported by natural language processing and other technologies supporting audio, video, text and motion technologies are now expected to redefine the most recent Digital World Class® performance standards.

Although demand for digital transformation remains strong in traditional areas, we expect it to be redefined by the rapid emergence of Gen AI technologies. As we head into 2025, we expect IT budgets to increase with significant attention and allocations to Gen AI solutions and the related opportunities and threats it brings. While in 2024, Gen AI budgets were primarily focused in developing awareness in AI, in 2025 we expect to see increasing amounts in IT budgets specifically allocated to Gen AI initiatives in high feasibility and impact areas. We also expect to see increasing investment in data quality and value initiatives which are critical to any Gen AI strategy.

We expect the potential of AI will define an entirely new level of Gen AI enabled world class performance standards, driving software and service providers to extend the value of their existing offerings. We believe this will result in unprecedented innovations which organizations will have to consider. This shift is consistent with the aggressive pivot we made in early 2024 to Gen AI enabled transformations which we believe creates a significant opportunity for our organization. This environment is very attractive to our sector since we believe our clients will increasingly require organizational and technology market intelligence and implementation insight on how to leverage emerging Gen AI technologies to help them digitize their businesses which requires organizational changes and significant investment to achieve operational breakthrough performance to remain competitive.

STRATEGY

We have repositioned our offerings to the emerging digital transformation opportunities driven by Gen AI, and we launched our AI XPLR version 2 offering and are integrating our benchmarking and best practices IP, as well as, our vast and increasing Hackett AI simulated Use Case Repository. These capabilities have allowed us to become key architects, advisors and, most recently, builders of our clients' Gen AI journey. We see this as an opportunity for our organization to provide an objective business perspective to what started as primarily a technology innovation story.

The following are the keys to our strategy:

•
Launched AI XPLR - Our AI assessment platform allows us to measure and assess the impact of Gen AI technologies. We use our best practice process flows and benchmark database to inform our Gen AI assisted platform to simulate industry specific AI solutions to guide our detailed quantifiable assessment of the potential business benefits of Gen AI technologies, as well as an organization's readiness requirements. Further, we use our vendor market intelligence research to assist with the key selection considerations of Gen AI solution providers. This detailed business and technology perspective helps us guide our clients through the significant opportunities and critical considerations that they will have to evaluate and understand. We believe that this comprehensive perspective fully supported by our IP and our AI XPLR platform enables us to become valuable architects, advisors and consultants of our clients’ Gen AI journeys. We are also utilizing the AI XPLR platform as the vehicle to integrate the Gen AI impact and all Hackett IP across our offerings.
•
Acquired LeewayHertz Technologies - A highly recognized Gen AI consulting and implementation firm focused on the design and deployment of AI agents and agentic enterprise workflows. Given the strategic access and platform expanding capabilities of AI XPLR, it was natural for us to extend our AI implementation capabilities to be able to fully develop and implement the Gen AI use cases we were identifying. The acquisition also included a sophisticated a Gen AI orchestration solution, ZBrain, which we agreed to contribute into a to be created joint venture, with the LeewayHertz founder (the "JV"). The JV, which will be named ZBrain, Inc., will bring together the AI XPLR and ZBrain software platforms and will focus on licensing the platforms and creating the first of its kind Gen AI ideation through implementation software as a service offering. We believe this JV creates an entirely new value-creation opportunity for our shareholders what could result from the growth of annual recurring revenues. It may also provide the JV with the opportunity to raise capital and achieve stand-alone valuations due to its unique Gen AI solutioning software focus.
•
New Licensable Platform Innovations – We now see potential Gen AI platform opportunities from innovations envisioned to facilitate and accelerate the delivery of our Oracle, OneStream, SAP and Coupa technology implementation services. Our AIxelerator and Ask Hackett AI solutions may have greater value as licensable software as a service platform to external users. Ask Hackett AI is now intended to be a seed for the development and introduction of our own Small Language Model or SLM, which we call our Hackett Solutioning Language Model.
•
Gen AI Executive Advisory and Market Intelligence Programs - We have expanded our Market Intelligence programs by integrating proprietary Gen AI solutioning content and added dedicated sales expertise in an effort to grow high margin annualized recurring revenues. IP based relationships have historically provided over 40% of Hackett’s business transformation and technology consulting revenue entry points.
•
Transitioning IPaaS to AI XPLR Licensing – We are now offering the opportunity to licence AI XPLR to attract new alliance partners that can leverage our unique AI XPLR capabilities to position their downstream technology offerings.
•
Quantum Leap® (“QL”) – Our next generation benchmarking and continuous improvement software as a service solution. This market-leading benchmark solution allows us to improve the client experience by delivering twice the insight and reducing the client effort by half, thus redefining our benchmarking leadership. It covers over 100 enterprise process areas, across 20 industry groups on an end-to-end, functional or individual process basis.
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
•
Expanded Cloud Capabilities - We expanded our Oracle Cloud applications addressable market from Enterprise Performance Management (“EPM”) to include Enterprise Resource Planning (“ERP”) and the entire Oracle Cloud application suite. We have also expanded our alliance partners to include Coupa and Ariba in Procurement, as well as OneStream in EPM and Corporate Performance Management (“CPM”). In regard to SAP, we were an early provider of S/4 HANA which allowed us to quickly transition our implementation skills and benefit from the SAP migration to the Cloud. We are now evaluating and will soon be able to provide the extended agentic AI capabilities these providers are expected to introduce throughout 2025.
•
The Hackett Institute and Certified Global Business Services (“CGBS”) Program – We moved our training content to a state-of-the-art learning management platform. We have started to evaluate how to incorporate our Gen AI solutioning content from our proposed Hackett SLM to new training programs.

We expect AI XPLR along with the LeewayHertz acquisition and the rapidly emerging Gen AI services, to be the key drivers for our growth along with the historical leverage of our “wedge” or IP centric recurring revenue Executive Advisory and IPaaS offerings.

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

We believe the combination of market intelligence, optimized processes and agentic workflows, best practice-based business applications and enhanced business analytics environments allows our clients to achieve and sustain significant business performance improvement. The specific client circumstances normally dictate how they engage us. Our goal is to be responsive to client needs, and to establish a continuous and trusted relationship. We have developed a series of offerings that allow us to efficiently help our clients without regard to where they are in their respective performance improvement lifecycle.

Correspondingly, we remain focused on executing the following strategies:

•
Expanding our IP and brand market permission to our offerings. We believe that our long-term growth prospects depend on our ability to extend our unique objective and actionable value realization market permission to help our clients and strategic partners leverage our IP and proprietary platforms to define and enable our clients to achieve Digital World Class performance. Our new platforms AI XPLR and Hackett Connect allow us to deliver objective and actionable insight in new and emerging areas, such as Gen AI, and expertise in a new efficient and powerful way.
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

The launch of AI XPLR and the acquisition of LeewayHertz and ZBrain expand and attract new clients and alliance partners that can leverage our unique expertise, benchmarking and best practices, software configuration and process flow IP to help them differentiate and sell their software or services solutions.

If our clients need access to our IP and advisors to help them either assess or execute transformation initiatives on their own, they can avail themselves of our Executive Advisory and Market Intelligence Programs or our new IP Platform offerings. The key is for our clients to know that we can support them strategically by leveraging our unique IP and insights so that we are able to build a strategic relationship which is appropriate for them. We also believe that our clients that value our IP will turn to us for other services when the need arises, allowing us over time to ascribe a larger amount of our total revenue to our existing client base, which will also improve the predictability of our results. We continue to explore ways to leverage our IP through new external strategic partners and channels.

•
Introduce New licensable IP Platform Offerings. We are now seeing new opportunities through new strategic alliances and channels to use our IP, research and brand to help others sell and deliver their offerings. Our recently launched AI XPLR platform is an excellent example of this strategy. We have signed several multi-year relationships and continue to pursue and launch pilots with major software and services providers.
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

COMPETITION

The strategic consulting, executive advisory, business transformation and technology consulting marketplace continues to be extremely competitive. The marketplace will remain competitive as companies continue to look for ways to improve their organizational effectiveness. Our competitors include leading research advisories, international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms. Mergers and acquisitions throughout our industry have resulted in higher levels of competition. We believe that the principal competitive factors in the industries in which we compete include: skills and capabilities of people, innovative services and product offerings, perceived ability to add value, reputation and client references, price, scope of services, service delivery approaches, technical and industry expertise, quality of services and solutions, ability to deliver results on a timely basis, availability of appropriate resources, and global reach and scale. We acknowledge that many of our competitors are larger, however, we believe very few, if any, of our competitors have proprietary intellectual capital similar to the benchmarking-based performance metrics QL delivers and the insight within the Hackett DTP that supports our Transformational Benchmark, Best Practices Advisory and Business Transformation and Technology offerings.

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

Similarly, we believe that Hackett is a definitive source for best practice performance metrics and strategies. Hackett has conducted over 27,500 benchmark and performance studies over 30 years at over 9,000 clients, generating proprietary data sets spanning multiple performance metrics and correlating best practices with superior performance. The combination of Hackett benchmark data, along with deep expertise and knowledge in evaluating, designing and implementing business transformation strategies leveraging our proprietary Best Practices Repository and other accelerators within DTP, delivers a powerful and distinct value proposition to our clients.

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

•
Gen AI Consulting, Executive Advisory, IPaaS and Market Intelligence Programs

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

•
Benchmarking Services

Our benchmarking group has measured and evaluated the efficiency and effectiveness of enterprise functions for over 9,200 organizations globally. This includes 97% of the Dow Jones Industrials, 90% of the Fortune 100, 70% of the DAX 40 and 51% of the FTSE 100. Ongoing studies are conducted in a wide range of areas, including selling, general and administrative, finance, human resources, information technology, procurement, enterprise performance management and shared services. Hackett has identified approximately 2,200 best practices for over 550 processes in these key functional areas and uses proprietary performance measurement tools and data collection processes that enable companies to complete the performance measurement cycle and identify and quantify improvement opportunities in as little as four weeks. Benchmarks are used by our clients to objectively establish priorities, generate organizational consensus, align compensation to establish performance goals and develop the required business case for business and technology investments.

•
Business Transformation Group

Our Business Transformation group helps our clients develop a coordinated digital transformation strategy that allows our clients to achieve meaningful performance improvements across the enterprise. Our experienced teams utilize the Hackett performance measurement data to link performance gains to industry best practices. Our strategic capabilities include operational assessments, process and organization design, change management and the effective application of technology. We combine best practices knowledge with business expertise and broad technology capabilities, which we believe enables our programs to optimize return on client investments in people, processes, technology and information. This group leads our AI XPLR efforts with a clear objective of establishing our capability of becoming key architects of our clients’ Gen AI journey. We also maintain our award-winning procurement (Coupa and Ariba) functionally led groups and our OneStream CPM teams within this group.

ORACLE SOLUTIONS SEGMENT

Our Oracle Solutions Segment helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities. This allowed us to greatly increase the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market. The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle Solutions segment from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud

Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our Oracle Solutions segment with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud apps for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment. Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics. Solution innovations have taken the group into areas such as big data, cloud technology data management and governance, and industry-specific analytic templates. This will now extend to Oracle imbedded and extended AI solutions.

SAP SOLUTIONS SEGMENT

Our SAP Solutions segment helps clients choose and deploy S/4 HANA Cloud applications that best meet their needs and objectives. Our expertise is focused on SAP ERP, with primary focus on Life Sciences and Consumer Goods. The group offers comprehensive services from planning, architecture, and vendor evaluation and selection through implementation, customization, testing and integration. Comprehensive fit-gap analyses of all major packages against Hackett Best Practices, inclusive of imbedded Gen AI solutions, are utilized by our SAP Solutions teams. Our tools and templates help integrate best practices into business and analytical applications. The group also offers post-implementation support, change management, exception management, process transparency, system documentation and end-user training, all of which are designed to enhance return on investment. We also provide off-shore application development and Application Maintenance and Support (“AMS”) services. These services include post-implementation support for select business application and infrastructure platforms. Our SAP Solutions group also includes a division responsible for the sale of the SAP suite of applications. This will now extend to SAP imbedded and extended AI solutions.

CLIENTS

We focus on developing long-term client relationships with Global 2000 firms and other sophisticated buyers of business and IT consulting services. During 2024, 2023 and 2022, our ten most significant clients accounted for 31%, 23% and 24% of total revenue, respectively. In addition, during 2024, 2023 and 2022, our largest client generated 11%, 6% and 7% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

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

HUMAN CAPITAL MANAGEMENT

We believe that our culture fosters intellectual creativity, collaboration and innovation. We believe in building relationships with both our associates and clients. We believe the best solutions come from teams of individuals from diverse backgrounds addressing problems collectively and from multiple dimensions, including the business, technological and human dimensions. We believe that the most effective working environment is one where everyone is encouraged to contribute and is rewarded for that contribution. Our core values are the strongest expression of our working style and represent what we stand for. These core values are:

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

As of December 27, 2024, we had 1,478 associates, excluding subcontractors, 82% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

COMMUNITY INVOLVEMENT

One important way we put our values into action is through our commitment to the communities where we work. We do so by encouraging and supporting our associate’s communities and personal volunteer and service programs and social gatherings.

INTELLECTUAL PROPERTY

World Class Defined and Enabled, LeewayHertz, Quantum Leap, Digital Excelleration, Intellectual Property-As-A-Service, Digital World Class, Hackett Certified and Book of Numbers are registered trademarks of Hackett's and we own registrations for certain of our other trademarks in the United States and abroad that we use in our business and believe are important to protect. We believe that the protection of these marks is an important part of our strategy of increasing the brand recognition we have built around our empirical knowledge capital and the growing number of services we provide.

AVAILABLE INFORMATION

We make our public filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to these reports, available free of charge at our website www.thehackettgroup.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or at www.sec.gov.

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

Business, Market and Strategy Risks

We may not be able to successfully execute on our strategy transition.

In executing our strategy to transition to a leading global IP platform-based Gen AI strategic consulting firm, we expect to create a new value-creation opportunity for us with potential for an increase in our annual recurring revenues and annual recurring licensing revenues. We cannot assure you that our Gen AI strategy will be beneficial to the extent, or within the time-frames expected. Market acceptance of Gen AI offerings is affected by a variety of factors, including technological advances, reliability, performance and information security. If we are unable to correctly respond to these issues, we may experience business disruptions, damage to our reputation, negative publicity, diminished client trust and relationships and other adverse effects on our business. Even if the anticipated benefits are substantially realized, there may be consequences or business impacts that were not expected. Our transition to focus on Gen AI may increase our risk of liability and cause us to incur significant technical, legal or other costs.

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.

AI, presents new risks and challenges that may affect our business. We have made, and expect to continue to make investments to integrate AI into our products and solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI combined with the uncertain and often inconsistent regulatory landscape may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations. Despite our implementation of programs designed to support responsible AI use and development, we may not successfully address all issues that may arise. For example, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

Our results of operations could be negatively affected by global and regional economic conditions.

Global and regional economic conditions may affect our clients’ businesses and the markets they serve. A substantial or prolonged economic downturn, weak or uncertain economic conditions or similar factors could adversely affect our clients’financial condition which may reduce our clients’ demand for our services, force price reductions, cause project cancellations, or delay consulting services for which they have engaged us. For example, the geopolitical disruption resulting from the conflicts between Russian and Ukraine and in the Middle East has created uncertainty in the global economy and could result in a reduction in spending on our services. In addition, if we are unable to successfully anticipate the changing economic conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2024, our ten largest clients accounted for 31% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

Our markets are highly competitive.

We may not be able to compete effectively with current or future competitors. The business consulting and IT services markets are highly competitive. We expect competition to further intensify as these markets continue to evolve. Some of our competitors have longer operating histories, larger client bases, longer relationships with their clients, greater brand or name recognition and significantly greater financial, technical and marketing resources than we do. As a result, our competitors may be in a stronger position to respond more quickly to new or emerging technologies, such as AI, and changes in client requirements and to devote greater resources than we can to the development, promotion and sale of their services. Competitors could lower their prices, potentially forcing us to lower our prices and suffer reduced operating margins. We face competition from international accounting firms; international, national and regional strategic consulting and systems implementation firms; and the IT services divisions of application software firms.

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

We regularly review the effectiveness of our cybersecurity controls, promptly addressing any identified risk areas and subject our information technology systems to testing performed by external parties on an annual basis. Our employees are required to successfully complete training on topics relating to our cybersecurity, data privacy and information security policies and procedures. Training is administered and tracked through online training modules. In addition, we perform periodic testing to evaluate the effectiveness of our training programs and to help prevent loss associated with the disclosure of electronic information. We also leverage third-party service providers and solutions across our operations to review, test, and assess our security systems and controls, as well as assist in the mitigation of any potential cyber risks. We recently obtained our second ISO 27001 certification.

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

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of December 27, 2024, we had operating leases that expire on various dates through July 2029.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the Nasdaq Stock Market symbol, "HCKT". The closing sale price for the common stock on February 24, 2025, was $30.21.

As of February 24, 2025, there were 230 holders of record of our common stock and 27,791,221 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since December 27, 2019, with the Russell 2000 and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 27, 2019.

	12/27/2019	1/1/2021	12/31/2021	12/30/2022	12/29/2023	12/27/2024
The Hackett Group, Inc.	$100.00	$92.50	$134.89	$136.87	$156.23	$215.51
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
2024 Peer Group	$100.00	$88.68	$90.31	$104.63	$139.28	$157.66

The 2024 Peer Group includes Alithya Group Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share, which has been increased to $0.44 per share for the year ended December 27, 2024. Subsequent to the end of fiscal 2024, the Board of Directors approved a 9% increase in the annual dividend amount to $0.48 per share. During fiscal 2024, we paid the quarterly dividend to shareholders of record on March 22, 2024, June 21, 2024, September 20, 2024, and December 20, 2024, totaling $12.1 million, which included the fourth quarter of 2024 dividend paid in January 2025 of $3.0 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares. Subsequent to fiscal year end, the Board of Directors declared the first quarter dividend of 2025 for shareholders of record as of March 21, 2025, to be paid on April 4, 2025. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and lawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. Repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. In October 2024 our Board of Directors approved an additional $20.0 million authorization under the program. The following table summarizes our share repurchases during the year ended December 27, 2024 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program	Program
Balance as of December 29, 2023				$13,937,978
December 30, 2023 to March 29, 2024	43,351	$24.34	43,351	$12,882,815
March 30, 2024 to June 28, 2024	—	$—	—	$12,882,815
June 29, 2024 to September 27, 2024	64,887	$26.77	64,887	$11,145,964
September 29, 2024 to December 27, 2024	117,308	$30.95	117,308	$27,515,833
	225,546	$28.47	225,546

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. There is no expiration date on the current authorization.

As of December 27, 2024, the Company’s Board of Directors had approved a cumulative authorization of $307.2 million with cumulative purchases under the plan of $279.7 million, leaving $27.5 million available for future purchases. During the year ended December 27, 2024, the Company repurchased 43 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $1.1 million, or $24.34 per share, which are included in the share repurchase program.

Subsequent to fiscal year end, we repurchased 50 thousand shares of the Company’s common stock from our Chief Financial Officer and members of our Board of Directors for a total of $1.6 million, or $30.78 per share. Including these subsequent purchases, we have approximately $26.0 million available for future purchases under the plan.

During the year ended December 29, 2023, the Company repurchased 37 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $0.7 million, or $18.96 per share.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2024, 174 thousand shares were withheld and not issued for a cost of $4.1 million, bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million. In 2023, 174 thousand shares were withheld and not issued for a cost of $3.8 million, bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We have omitted discussion of fiscal 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 where it would be redundant with the discussion previously included in Part II, Item 7 (MD&A) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023.

Hackett is a global IP platform-based GenAI strategic consulting and executive advisory digital transformation firm. strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

In early 2024, we launched our AI assessment platform, AI XPLR which helps clients identify, evaluate and design Gen AI enablement opportunities. Using AI XPLR, our experienced professionals guide organizations to harness the power of Gen AI solutions designed to digitally transform their operations to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

We believe Gen AI will fundamentally change the way companies operate as well as the way consulting services are sold and delivered. We believe the Gen AI platform capabilities we have developed in AI XPLR which were expanded with ZBrain, which we acquired as part of the LeewayHertz acquisition, is highly differentiating and we expect will enable us to effectively compete in this emerging and important space.

The Hackett Group has completed over 27,500 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our DTP. This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 70% of the DAX 40 and 51% of the FTSE 100, which inform and are delivered utilizing our platforms.

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

On September 23, 2024, the Company acquired 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on AI technology solutions for a provisional purchase consideration of $7.8 million subject to a working capital achievement. LeewayHertz’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the AI practice.

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

The following table summarizes the provisional fair value of the assets acquired and liabilities assumed:

Amount
Assets / Liabilities	(in thousands)
Cash	$1,020
Current assets	2,081
Intangible assets	2,500
Current liabilities	(2,587)
Other liability	(432)
Deferred tax liability	(652)
Net assets acquired	$1,930

Consideration	$7,806
Goodwill	$5,876

As a result, the provisional excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized provisional intangible assets of $2.5 million, with a remaining weighted average useful life of 4.6 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies. The following table summarizes the provisional value of the intangible assets acquired:

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,200	5
Technology	200	2
Non-Compete	100	2
Total	$2,500

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain platform. The integration of AI XPLR and the ZBrain Gen AI orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed by the middle of the Company's 2025 fiscal year and we expect its results will be consolidated into our financial statements.

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill has been allocated to the reporting unit based on the reporting unit's relative fair value. The provisional goodwill related to LeewayHertz has been included in Global S&BT segment. The carrying amount of goodwill by reporting unit is as follows (in thousands):

			Foreign
	December 29,	Additions/	Currency	December 27,
	2023	Adjustments	Translation	2024
Global S&BT	$57,550	$5,876	$(336)	$63,090
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$84,242	$5,876	$(336)	$89,782

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

We performed our annual impairment test of goodwill in the fourth quarter of fiscal years 2024, 2023 and 2022 and determined that goodwill was not impaired.

Stock Based Compensation

We recognize compensation expense for awards of equity and liability instruments, which have only a service condition, to employees based on the grant-date fair value of those awards, over the requisite service period, with limited exceptions.

In September 2024, a stock price award program was offered to certain leaders. These equity awards were granted with both a market condition (three tranches, each with varying market share price thresholds) and service conditions. The Company measured these equity awards using the Monte Carlo valuation model to determine the fair value as of the grant date. The Monte Carlo valuation model, using different share price paths, calculated a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The assumptions utilized in the model are as of a point in time and may differ from the actual value of the equity awards. The requisite service period was determined to be service conditions as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. See Note 10, "Stock Based Compensation," for additional information.

Please refer to Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the discussion of all of our critical accounting policies.

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2024 and 2023 ended on December 27, 2024 and December 29, 2023, respectively, each consisted of a 52-week period. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations (in thousands):

	Year Ended

	December 27,	December 29,
	2024	2023
Revenue:
Revenue before reimbursements	$307,028	$291,273
Reimbursements	6,827	5,317
Total revenue	313,855	296,590
Costs and operating expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $10,491 and $6,238 of stock compensation expense in 2024 and 2023, respectively)	183,792	174,891
Reimbursable expenses	6,827	5,317
Total cost of service	190,619	180,208

Selling, general and administrative costs (includes $9,033 and $4,486 of stock compensation expense in 2024 and 2023, respectively)	78,546	65,942
Legal settlement and related costs	102	1,178
Total costs and operating expenses	269,267	247,328
Operating income	44,588	49,262
Other expense, net:
Interest expense, net	(1,594)	(3,235)
Income from operations before income tax expense	42,994	46,027
Income tax expense	13,364	11,876
Net income	$29,630	$34,151

Comparison of 2024 to 2023

Overview. For fiscal year 2024, total revenue increased to $313.9 million, as compared to $296.6 million in 2023, primarily driven by increased total revenue from our SAP Solutions segment of $10.2 million and our Oracle Solutions segment of $7.9 million, as compared to 2023.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2024 and 2023. Revenue is analyzed based on geographic location of engagement team personnel.

In 2024, one customer accounted for 11% of our total revenue and in 2023 one customer accounted for 6% of our total revenue.

Segment revenue. We have three reportable segments: Global S&BT, Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Advisory Services, IPASS, Gen AI Consulting and Implementation, OneStream and our Coupa offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by reportable operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Year Ended
	December 27,	December 29,
	2024	2023
Global S&BT	$171,096	$171,927
Oracle Solutions	85,707	77,772
SAP Solutions	57,052	46,891
Total revenue	$313,855	$296,590

Global S&BT total revenue decreased to $171.1 million in 2024, as compared to $171.9 million in 2023. The revenue decrease was primarily due to weakness in our eProcurement and OneStream implementation offerings. This was partially offset by growth in our Gen AI consulting and implementation offerings, driven by the capabilities of our AI XPLR platform and our recently acquired ZBrain platform and LeewayHertz consulting and implementation team.

Oracle Solutions total revenue increased to $85.7 million in 2024, as compared to $77.8 million in 2023. The segment has continued the momentum it has experienced since the second quarter of 2023, as we have continued to see strong overall EPM activity resulting from Oracle’s re-establishment of their dedicated EPM salesforce.

SAP Solutions total revenue increased to $57.1 million in 2024, from $46.9 million in 2023. The revenue growth in 2024 was due to the strong software-related sales resulting from the increased sales investments we made in late 2023.

Reimbursements as a percentage of total revenue were 2.2% in 2024 and 1.8% in 2023. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses, increased to $183.8 million in 2024, as compared to $174.9 million in 2023. The higher costs in 2024 were primarily a result of increased salaries relating to increased headcount, higher utilization of subcontractors and increases in non-cash stock compensation expense. Personnel costs as a percentage of total revenue were 59% in both 2024 and 2023.

Non-cash stock-based compensation expense, included in personnel costs before reimbursable expenses, was $10.5 million in 2024 and $6.2 million in 2023. This increase was primarily related to the stock price award program and the acquisition related non-cash stock compensation expense related to LeewayHertz. See Notes 1 and 10, "Basis of Presentation and General Information” and “Stock Based Compensation”, respectively, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition-related costs and various other overhead expenses.

SG&A costs increased 19%, to $78.5 million in 2024, as compared to $65.9 million in 2023. This increase in the costs during 2024 was primarily due to increased commissions and sales related expenses, increased incentive compensation commensurate with Company performance and increased non-cash stock based compensation related to the stock price award program. SG&A costs as a percentage of total revenue were 25% and 22% during 2024 and 2023, respectively.

Non-cash stock-based compensation expense, included in SG&A, was $9.0 million in 2024, as compared to $4.5 million in 2023. The increase in 2024 primarily related to the non-cash stock compensation expense from the stock price award program. See Note 10, “Stock Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Amortization Expense. There was $148 thousand of amortization expense in 2024. There was no amortization expense included in SG&A in 2023. The amortization expense related to the amortization of the intangible asset acquired in our acquisition of Leeway Hertz in September 2024. See Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Segment Profit. Segment profit consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash compensation, depreciation and amortization expense and interest expense.

Global S&BT segment profit decreased to $51.6 million in 2024, as compared to $54.4 million in 2023 primarily due to the revenue growth in our Gen AI consulting and implementation offerings, which were offset by weakness in our eProcurement and OneStream implementation offerings.

Oracle Solutions segment profit increased to $19.1 million in 2024, as compared to $18.1 million in 2023, primarily due to higher revenue, partially offset by increased headcount and increased usage of subcontractors.

SAP Solutions segment profit increased to $18.7 million in 2024, as compared to $11.9 million in 2023, primarily due to the value-added reseller activity in the year, partially offset by higher commissions and sales related costs.

Legal Settlement and Related Costs. In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by us. On February 17, 2024, we, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby we made a settlement payment of $985,000 to Gartner in exchange for a dismissal of the lawsuit and a release of all claims which is reflected in our Consolidated Statement of Operations for the year ended December 29, 2023. In addition, we incurred incremental legal costs related to the settlement which were recorded as expenses in the period incurred.

Income Taxes. During 2024, we recorded $13.4 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 31.1%. During 2023, we recorded $11.9 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 25.8%. The increase in the effective tax rate is primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program. See Note 10, “Stock Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

As of December 27, 2024 and December 29, 2023, we had $16.4 million and $21.0 million, respectively, of cash, and $12.7 million and $32.7 million, respectively, outstanding under our Credit Facility, net of deferred debt costs. We currently believe that available funds, including the cash on hand and funds available for borrowing under our Credit Facility, and cash flows generated by operations will be enough to fund our cash requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 27,	December 29,
	2024	2023
Cash flows provided by operating activities	$47,729	$37,401
Cash flows used in investing activities	$(10,620)	$(4,101)
Cash flows used in financing activities	$(41,662)	$(42,565)

Cash Flows from Operating Activities

Net cash provided by operating activities was $47.7 million in 2024, as compared to $37.4 million in 2023. In 2024, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and contract assets. In 2023, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and contract assets and decreases in accrued liabilities, other accruals and income taxes payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.6 million in 2024, as compared to $4.1 million in 2023. During the third quarter of 2024, the Company acquired LeewayHertz for $6.5 million, net of cash acquired. See Note 1 , “Basis of Presentation and General Information”, to our consolidated financial statements included in this Annual Report on Form 10-K for more information. During both periods, cash flows used in investing activities primarily related to investments for the development of our Hackett Connect Executive Advisory member platform and continued development of our QL benchmark, DTP technologies and our Gen AI platform, AI XPLR.

Cash Flows from Financing Activities

Net cash used in financing activities was $41.7 million in 2024, as compared to $42.6 million in 2023. The usage of cash in 2024, primarily related to the repayment of borrowings of $20.0 million related to our Credit Facility, dividend payments of $12.1 million, employee net vesting related tax withholding requirements of $4.1 million and the repurchase of $6.4 million of the Company's common stock. The usage of cash in 2023 was primarily related to the net pay down of our Credit Facility $27.0 million, dividend payments of $12.0 million and employee net vesting related tax withholding requirements of $3.8 million.

Material Cash Requirements

Debt Payments and Lease Obligations

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of our Credit Facility and provide the Company with an additional $55.0 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

As of December 27, 2024, we had $13.0 million of outstanding borrowings, excluding deferred debt costs, under our revolving line of credit, leaving us with borrowing capacity of approximately $87.0 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

The following table summarizes our future principal payments under our future Credit Facility and lease commitments under our non-cancelable operating leases as of December 27, 2024 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$3,370	$1,067	$1,654	$649	$—
Long-term debt obligations (1)	13,000	—	13,000	—	—
Total	$16,370	$1,067	$14,654	$649	$—

(1) Excludes interest charges on borrowings, the fee on the amount of any unused commitment that we may be obligated to pay under our revolving Credit Facility as such amounts vary and the deferred debt costs. See Note 8, “Credit Facility”, to our consolidated financial statements included in this Annual Report on Form 10-K for more information

Capital Expenditures

As part of the LeewayHertz acquisition, the Company has committed to fund up to $10.0 million of development costs related to ZBrain AI subject to the business plans approved by the JV Board of Directors. Our capital expenditures primarily consist of investments related to the continued development of our Hackett Connect Executive Advisory member platform, our QL benchmark, Digital Transformation technologies and our Gen AI platform, AI XPLR. During the years ended December 27, 2024, and December 29, 2023, our capital expenditures were $4.1 million for both years. We expect an increase in capital expenditures related to the continued development of the ZBrain AI orchestration platform and the integration of AI XPLR.

Taxes

Cash paid for income taxes was $11.6 million and $13.3 million for the years ended December 27, 2024, and December 29, 2023, respectively. See Note 9, "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Dividends and Share Repurchases

During the fiscal year 2024, our Board of Directors approved four quarterly dividends payments of $0.11 per share totaling $12.1 million. Subsequent to December 27, 2024, our Board of Directors approved a 9% increase in the dividend, increasing the annual dividend amount to $0.48 per share. We expect dividend payments in 2025 to be approximately $13.2 million.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. During 2024, we repurchased 43 thousand shares of common stock from members of our Board of Directors at an average price per share of $24.34, for a total cost of $1.1 million. In addition, we repurchased 182 thousand shares of common stock on the open market at an average price per share of $29.46, for a total cost of $5.4 million. As of December 27, 2024, we had $27.5 million share repurchase authorization remaining. Subsequent to fiscal year end, we repurchased 50 thousand shares of the Company’s common stock from our Chief Financial Officer and members of our Board of Directors for a total of $1.6 million, or $30.78 per share. Including these repurchases, we had approximately $26.0 million available for future repurchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2024, 0.2 million shares were withheld and not issued for a cost of $4.1 million, bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million. In 2023, 0.2 million shares were withheld and not issued for a cost of $3.8 million, bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information”, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2024, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2024 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar. We recognized losses related to foreign currency exchange of $19 thousand in 2024 and $0.4 million in 2023 and income of $1.4 million in 2022. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 27, 2024 and December 29, 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 27, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of these critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

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

•
Evaluated whether the contracts were properly included in management’s calculation of estimated contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward completion of the performance obligations.

•
Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications or change orders that were agreed upon with the customers.

•
Assessed the terms in the customer agreement and evaluated the appropriateness of management’s identification of performance obligations based on the underlying goods and services included in the contract.
•
Tested the completeness and accuracy of management’s calculation of progress toward completion to date for the performance obligations by comparing actual costs incurred to date to source documents and recalculating revenue recognized based on actual costs incurred to date as a percentage of total estimated costs.

•
Evaluated management’s estimates of costs to complete the performance obligations by comparing the inputs to source documents.

•
Performed analytical procedures to evaluate the amount of revenue recognized to date and related actual costs incurred to date, by comparing changes in the estimated costs at completion, including changes to budgeted revenue when relevant, for a sample of contracts throughout the period.

Valuation of Performance-Based Restricted Stock Units

As described in Note 10 on September 16 and 17, 2024, the Company granted its Chief Executive Officer, Chief Financial Officer and certain other Company leaders performance-based restricted stock units which are eligible to vest based on the achievement of certain stock price hurdles and the satisfaction of service conditions. The grant date fair value of the performance-based restricted stock units was $29.7 million. A Monte Carlo simulation was utilized to determine the grant date fair value.

We identified the Company’s valuation of the performance-based restricted stock units fair value as a critical audit matter. Evaluating audit evidence related to significant estimates and assumptions utilized by management, including the derived service period, risk-free rate and dividend yield when calculating the grant date fair value of the performance-based restricted stock units, involved a high degree of auditor judgment, including the use of our valuation specialist.

Our audit procedures related to the valuation of the performance-based restricted stock units included the following, amount others:

•
We obtained an understanding of the relevant controls related to the determination of the grant date fair value of the performance-based restricted stock units and tested such controls for design and operating effectiveness, including management’s estimation process over the assumptions noted above.

•
We tested the accuracy of the data used in measuring the awards by agreeing the underlying inputs, such as the grant date, performance period, and the stock price, among others, back to source documents, such as the performance-based restricted stock unit agreements.

•
With the assistance of our valuation specialists, we evaluated the Monte Carlo simulation model methodology and the reasonableness of the valuation assumptions, including the derived service period, risk-free rate and dividend yield.

Valuation of Certain Identifiable Assets Acquired in a Business Combination

As described in Note 1 to the financial statements, on September 16, 2024, the Company executed an agreement to acquire 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”) for total consideration of $7.8 million. The transaction closed on September 23, 2024 and was accounted for as a business combination using the acquisition method of accounting. The fair values of intangible assets, which consist primarily of customer relationships, were valued using the income approach.

We identified the valuation of customer relationships acquired in the business combination as a critical audit matter because of the significant assumptions management used in estimating their fair values. Auditing management’s assumptions used in the estimates of fair value, including projections of revenue, operating expenses, the customer attrition rate, and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.

Our audit procedures related to the customer relationships acquired in the business combination included the following, among others:

•
We obtained an understanding of the relevant controls related to the valuation of the customer relationships and tested such controls for design and operating effectiveness, including management’s estimation process over the assumptions noted above.

•
We read the purchase and sale agreement to understand and evaluate the terms of the acquisition, including the assets acquired.

•
We tested the underlying data used by management to estimate the fair value of customer relationships for completeness and accuracy.

•
We tested the reasonableness of management’s projections of revenue, operating expenses and the customer attrition rate used in the valuation of the customer relationships by comparing them to publicly available market data.

•
We utilized our valuation specialists to assist in the following procedures, among others:

•
Assessing the appropriateness of management’s valuation methodology based on the nature of the fair value estimate.

•
Corroborating the market data used by management to estimate the fair value of the customer relationships by comparing such data to publicly available information.

/s/ RSM US LLP

We have served as the Company’s auditor since 2015.

Coral Gables, Florida

February 28, 2025

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27,	December 29,
	2024	2023
ASSETS
Current assets:
Cash	$16,366	$20,957
Accounts receivable and contract assets, net of allowance of $2,377 and $1,072 at December 27, 2024 and December 29, 2023, respectively	57,079	52,113
Prepaid expenses and other current assets	2,901	2,368
Total current assets	76,346	75,438
Property and equipment, net	20,343	20,044
Other assets	350	285
Intangible assets	2,312	—
Goodwill	89,782	84,242
Operating lease right-of-use assets	2,744	1,419
Total assets	$191,877	$181,428
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,503	$7,557
Accrued expenses and other liabilities	30,789	26,801
Contract liabilities	11,118	12,087
Income tax payable	3,753	2,360
Operating lease liabilities	965	1,083
Total current liabilities	53,128	49,888
Deferred tax liability, net	8,464	8,118
Long-term debt, net	12,734	32,711
Operating lease liabilities	1,977	631
Total liabilities	76,303	91,348
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 61,031,629 and 60,581,418 shares issued at December 27, 2024 and December 29, 2023, respectively	61	61
Additional paid-in capital	332,285	317,034
Treasury stock, at cost, 33,540,472 and 33,314,926 shares at December 27, 2024 and December 29, 2023, respectively	(281,022)	(274,600)
Retained earnings	78,311	60,820
Accumulated other comprehensive loss	(14,061)	(13,235)
Total shareholders' equity	115,574	90,080
Total liabilities and shareholders' equity	$191,877	$181,428

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Revenue:
Revenue before reimbursements	$307,028	$291,273	$289,688
Reimbursements	6,827	5,317	4,054
Total revenue	313,855	296,590	293,742
Costs and operating expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $10,491, $6,238 and $6,201 of stock compensation expense in 2024, 2023 and 2022, respectively)	183,792	174,891	174,112
Reimbursable expenses	6,827	5,317	4,054
Total cost of service	190,619	180,208	178,166
Selling, general and administrative costs (includes $9,033, $4,486 and $4,066 of stock compensation expense in 2024, 2023 and 2022, respectively)	78,546	65,942	60,979
Restructuring and asset impairment settlement	—	—	(651)
Legal settlement and related costs	102	1,178	—
Total costs and operating expenses	269,267	247,328	238,494
Operating income	44,588	49,262	55,248
Other expense, net:
Interest expense, net	(1,594)	(3,235)	(144)
Income from before income tax expense	42,994	46,027	55,104
Income tax expense	13,364	11,876	14,302
Net income	$29,630	$34,151	$40,802
Basic net income per common share:
Income per common share	$1.08	$1.26	$1.30
Weighted average common shares outstanding	27,560	27,170	31,400

Diluted net income per common share:
Income per common share	$1.05	$1.24	$1.28
Weighted average common and common equivalent shares outstanding	28,091	27,637	31,962

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Net income	$29,630	$34,151	$40,802
Foreign currency translation adjustment, net of income taxes	(826)	1,646	(4,408)
Total comprehensive income	$28,804	$35,797	$36,394

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 31, 2021	59,631	$60	$300,288	(28,358)	$(157,294)	$11,272	$(10,473)	$143,853
Issuance of common stock, net	517	—	(2,347)	—	—	—	—	(2,347)
Treasury stock purchased	—	—	—	(4,919)	(116,572)	—	—	(116,572)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	10,384	—	—	—	—	10,384
Dividends declared	—	—	—	—	—	(13,434)	—	(13,434)
Net income	—	—	—	—	—	40,802	—	40,802
Foreign currency translation	—	—	—	—	—	—	(4,408)	(4,408)
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock, net	433	1	(2,848)	—	—	—	—	(2,847)
Treasury stock purchased	—	—	—	(38)	(734)	—	—	(734)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	11,557	—	—	—	—	11,557
Dividends declared	—	—	—	—	—	(11,971)	—	(11,971)
Net income	—	—	—	—	—	34,151	—	34,151
Foreign currency translation	—	—	—	—	—	—	1,646	1,646
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock, net	450	—	(3,074)	—	—	—	—	(3,074)
Treasury stock purchased	—	—	—	(225)	(6,422)	—	—	(6,422)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	18,325	—	—	—	—	18,325
Dividends declared	—	—	—	—	—	(12,139)	—	(12,139)
Net income	—	—	—	—	—	29,630	—	29,630
Foreign currency translation	—	—	—	—	—	—	(826)	(826)
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$29,630	$34,151	$40,802
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	3,770	3,421	3,283
Amortization expense	148	—	154
Amortization of debt issuance costs	78	72	82
Provision for doubtful accounts	878	27	91
Loss (gain) on foreign currency transactions	19	404	(1,353)
Non-cash stock compensation expense	19,524	10,724	10,267
Deferred income tax expense (benefit)	(346)	1,365	(480)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and contract assets	(5,473)	(3,831)	2,603
(Increase) decrease in prepaid expenses and other assets	(203)	(489)	4,414
(Decrease) increase in accounts payable	(1,054)	(1,184)	1,063
Increase (decrease) in accrued expenses and other liabilities	364	(2,668)	(6,443)
Decrease in contract liabilities	(999)	(1,191)	(1,338)
Increase (decrease) in income taxes payable	1,393	(3,400)	5,759
Net cash provided by operating activities	47,729	37,401	58,904
Cash flows from investing activities:
Purchases of property and equipment	(4,079)	(4,101)	(4,656)
Acquisition of business, net of cash acquired	(6,541)	—	—
Net cash used in investing activities	(10,620)	(4,101)	(4,656)
Cash flows from financing activities:
Debt proceeds	—	5,000	60,000
Repayments of debt	(20,000)	(32,000)	—
Debt issuance costs	(56)	(14)	(381)
Dividends paid	(12,112)	(11,972)	(10,437)
Proceeds from ESPP	998	937	876
Taxes paid to satisfy employee withholding tax obligations	(4,070)	(3,782)	(3,225)
Repurchases of common stock	(6,422)	(734)	(116,569)
Net cash used in financing activities	(41,662)	(42,565)	(69,736)
Effect of exchange rate on cash	(38)	(33)	(51)
Net decrease in cash	(4,591)	(9,298)	(15,539)
Cash at beginning of year	20,957	30,255	45,794
Cash at end of year	$16,366	$20,957	$30,255
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,638	$13,257	$4,550
Cash paid for interest	$1,901	$3,470	$78
Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of LeewayHertz	$11,869	$-	$-
Dividend declared during the year and paid the following year	$3,024	$2,997	$2,997

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

Hackett (NASDAQ: HCKT) is a global IP platform-based Generative Artificial Intelligence ("Gen AI") strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

In early 2024, the Company launched its AI assessment platform, AI XPLR which helps clients identify, evaluate and design Gen AI enablement opportunities. Using AI XPLR, the Company experienced professionals guide organizations to harness the power of Gen AI solutions designed to digitally transform their operations to achieve quantifiable, breakthrough results, allowing Hackett to be key architects of its clients' Gen AI journey.

The Company believes Gen AI will fundamentally change the way companies operate as well as the way consulting services are sold and delivered. The Company believes the Gen AI platform capabilities it has developed in AI XPLR, which were expanded with ZBrain, which was acquired as part of the LeewayHertz acquisition, is highly differentiating and the Company expects it will enable it to effectively compete in this emerging and important space.

The Hackett Group has completed over 27,500 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance. The Company considers this, along with its recent innovations, its core Hackett Intellectual Property ("IP") which allows the Company to identify, design and evaluate transformation opportunities to be proprietary and key components of its Hackett solutioning IP.

The Company's transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 70% of the DAX 40 and 51% of the FTSE 100, which inform and are delivered by Hackett's platforms. Hackett (NASDAQ: HCKT) is a global IP-based executive advisory, strategic consulting and digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI, strategy, operations, finance, human capital management, strategic sourcing, procurement, and information technology, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

The firm recently launched its AI XPLR offering which helps define an organizations’ Gen AI enablement opportunities. Using AI XPLR, AI assessment platform, the Company experienced professionals guide organizations to harness the power of Gen AI to digitally transform their operations and seek to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey.

The Hackett Group has completed over 27,500 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

The Company's transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 70% of the DAX 40 and 51% of the FTSE 100, which are delivered through our Hackett Connect, Quantum Leap® and DTP platforms.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2024, 2023, and 2022 ended on December 27, 2024, December 29, 2023, and December 30, 2022, respectively, each consisted of a 52-week period. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year.

Cash

The Company considers depository accounts and all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such balances may be in excess of the F.D.I.C. insurance limits. The Company does not have any restricted cash balances.

Allowance for Doubtful Accounts - Accounts Receivable and Contract Assets

We record client receivables and contract assets at their face amounts less an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivable and critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has increased the dividend to $0.44 for the year ended December 27, 2024. During 2024, the Company declared four quarterly dividend payments of $0.11 per share each, the fourth of which was paid in January 2025. Subsequent to December 27, 2024, the Company’s Board of Directors approved a 9% increase in the annual dividend amount to $0.48 per share. The dividend policy is reviewed periodically by the Board of Directors and could change. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is calculated to amortize the depreciable assets over their estimated useful lives using the straight-line method and commences when the asset is placed in service. The range of estimated useful lives is three years to ten years. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for betterments and major improvements are capitalized. The carrying amount of assets sold or retired and related accumulated depreciation are removed from the balance sheet in the year of disposal and any resulting gains or losses are included in the consolidated statements of operations.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Business Combinations

For transactions that are considered business combinations, the purchased assets and assumed liabilities are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement during the measurement period of up to one year after the closing date of an acquisition as information relative to closing date fair values become available

On September 23, 2024, the Company acquired 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on AI technology solutions for a provisional purchase consideration of $7.8 million subject to a working capital achievement. Leeway’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the AI practice.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed:

Amount
Assets / Liabilities	(in thousands)
Cash	$1,020
Current assets	2,081
Intangible assets	2,500
Current liabilities	(2,587)
Other liability	(432)
Deferred tax liability	(652)
Net assets acquired	$1,930

Consideration	$7,806
Goodwill	$5,876

As a result, the provisional excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized provisional intangible assets of $2.5 million, with a remaining weighted average useful life of 4.6 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies.

The Company recognized $125 thousand of transactions costs related to the acquisition and $148 thousand of amortization expense was recorded in 2024. See below for additional information on the acquired goodwill and intangible assets.

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain platform. The integration of AI XPLR and the ZBrain Gen AI orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed by the middle of the Company's fiscal year of 2025.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen AI strategy and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and Digital AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows, which includes the provisional goodwill allocated to the Global S&BT Segment for the LeewayHertz acquisition (in thousands):

			Foreign
	December 29,	Additions/	Currency	December 27,
	2023	Adjustments	Translation	2024
Global S&BT	$57,550	$5,876	$(336)	$63,090
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$84,242	$5,876	$(336)	$89,782

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

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2024, 2023 and 2022 and determined that goodwill was not impaired.

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

Other intangible assets arose from the Company's acquisition of LeewayHertz and consists of customer relationships, non-compete arrangements and technology which will be amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets, included in other assets in the accompanying consolidated balance sheets, consist of the following (in thousands):

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,200	5
Technology	200	2
Non-Compete	100	2
Total	$2,500

For the year ended December 27, 2024, the Company recorded $148 thousand of amortization expense. The estimated future amortization expense of intangible assets as of December 27, 2029 is as follows: $0.6 million in 2025, $0.5 million in 2026, $0.4 million in 2027, $0.4 million in 2028 and $0.3 million in 2029. All of the Company’s intangible assets are expected to be fully amortized by the end of September 2029.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The payment terms and conditions in the Company’s customer contracts vary. The agreements entered into in connection with a project, whether time and materials-based or fixed-fee or capped-fee based, typically allow clients to terminate early due to breach or for convenience with 30 days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by the Company through the effective date of the termination. In addition, from time to time the Company enters into agreements with its clients that limit its right to enter into business relationships with specific competitors of that client for a specific time period. These provisions typically prohibit the Company from performing a defined range of services which it might otherwise be willing to perform for potential clients. These provisions are generally limited to six months to twelve months and usually apply only to specific employees or the specific project team.

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the 12 months ended December 27, 2024, the Company recognized $11.4 million of revenue as a result of changes in the contract liability balance, as compared to $12.7 million for the twelve months ended December 29, 2023. As of December 31, 2022, the Company had $13.3 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregated revenue as follows for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 (in thousands):

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Global S&BT:
North America Consulting	$139,022	$144,960	$143,956
International Consulting	32,074	26,967	25,704
Total Global S&BT	$171,096	$171,927	$169,660
Oracle Solutions:
Consulting and software support and maintenance	$85,707	$77,772	$76,320
Total Oracle Solutions	$85,707	$77,772	$76,320
SAP Solutions:
Consulting and software support and maintenance	$41,912	$41,324	$40,729
Software license sales	15,140	5,567	7,033
Total SAP Solutions	$57,052	$46,891	$47,762
Total segment revenue	$313,855	$296,590	$293,742

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

As of December 27, 2024 and December 29, 2023, the Company had $1.8 million, and $1.5 million, respectively, of deferred commissions, of which $1.1 million was amortized during each of years ended December 27, 2024 and December 29, 2023.

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

Stock Based Compensation

We recognize compensation expense for awards of equity and liability instruments, which have only a service condition, to employees based on the grant-date fair value of those awards, over the requisite service period, with limited exceptions.

In September 2024, a stock price award program was offered to certain leaders. These equity awards were granted with both a market condition (three tranches, each with varying market share price thresholds) and service conditions. The Company measured these equity awards using a Monte Carlo valuation model to determine the fair value as of the grant date. The Monte Carlo valuation model, using different share price paths, calculated a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The requisite service period was determined to be service conditions as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. See Note 10, "Stock Based Compensation," for additional information.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Basic weighted average common shares outstanding	27,560,080	27,170,039	31,399,813
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	530,911	466,574	555,483
Common stock issuable upon the exercise of stock options and SARs	—	—	6,445
Dilutive weighted average common shares outstanding	28,090,991	27,636,613	31,961,741

Approximately 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for both the years ended December 27, 2024 and December 29, 2023, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2024, one customer accounted for 11% of total revenue, which was included in all three segments, in 2023 one customer accounted for 6% of total revenue, and in 2022 one customer accounted for 7% of total revenue. See Note 15 “Segment Information and Geographic Data,” for detailed segment information.

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

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280) and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 15, “Segment Information and Geographic Data,” for detailed segment information.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Recent Accounting Pronouncements

In November 2023, accounting guidance was issued that requires additional disclosures of reportable segment information effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance requires that public entities disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, (2) an amount for other segment items by reportable segment and a description of its composition, (3) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit; at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements, (5) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and in deciding how to allocate resources, and (6) if a public entity has a single reportable segment to provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update do not change how operating segments are identified or aggregated nor how the quantitative thresholds are applied to determine its reportable segments. The amendments in this update should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. See Note 15, “Segment Information and Geographic Data,” for detailed segment information.

In November 2024, the FASB issued ASU No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40) to require public business entities to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024 and allows for adoption on a prospective basis, with a retrospective option. We are in the process of assessing the impacts and method of adoption. This ASU will impact the Company's income tax disclosures, but not the Company's financial position or results of operations.

Reclassifications

Certain prior period amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year presentation with no effect on net income or shareholder’s equity.

2. Fair Value Measurement

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of December 27, 2024 and December 29, 2023, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	December 27,	December 29,
	2024	2023
Accounts receivable	$35,926	$35,640
Contract assets (unbilled revenue)	23,530	17,545
Allowance for doubtful accounts	(2,377)	(1,072)
	$57,079	$52,113

Accounts receivable as of December 27, 2024 and December 29, 2023, is net of uncollected advanced billings. Contract assets as of December 27, 2024 and December 29, 2023 includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 31, 2022, the Company had accounts receivable and contract assets of $28.9 million and $20.3 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $7.8 million and $3.9 million for the years ended 2024 and 2023, respectively, in accounts receivable for certain software license unbilled that are multi-year in nature.

4. Property and Equipment, net

	December 27,	December 29,
	2024	2023
Equipment	$2,437	$2,346
Software	37,278	33,444
Furniture and fixtures	26	18
	39,741	35,808
Less accumulated depreciation	(19,398)	(15,764)
	$20,343	$20,044

Depreciation expense for the years ended December 27, 2024, December 29, 2023, and December 30, 2022 was $3.8 million, $3.4 million and $3.3 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 27,	December 29,
	2024	2023
Accrued compensation and benefits	$10,593	$9,162
Accrued bonuses	9,284	8,246
Dividend payable	3,024	2,997
Accrued sales, use, franchise and VAT tax	2,632	2,862
Non-cash stock compensation accrual	974	408
Acquisition-related liabilities	1,788	—
Other accrued expenses	2,494	3,126
Total accrued expenses and other liabilities	$30,789	$26,801

6. Restructuring and Asset Impairment Charge and Settlements

In 2022, the Company recorded the settlement of the restructuring charge and asset impairments of $0.7 million related to the settlement of lease right-of use assets. As of December 27, 2024 and December 29, 2023, there was $0.1 million and $0.2 million liability remaining, respectively.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of less than 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of use-asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $0.1 million of lease expense in both 2024 and 2023.

The weighted average remaining lease term is 3.6 years. The weighted average discount rate utilized is 6%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended December 27, 2024, the Company paid $1.4 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through July 2029. Lease expense for the years ended December 27, 2024, December 29, 2023, and December 30, 2022 was $1.2 million, $1.1 million and $1.2 million, respectively. The components of lease expense during the fiscal years ended December 27, 2024, December 29, 2023, and December 30, 2022, all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 27, 2024, are as follows (in thousands):

Rental
Payments
2025	$1,067
2026	869
2027	785
2028	457
2029	192
Total lease payments	3,370
Less imputed interest	(626)
Total	$2,744

As of December 27, 2024, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

8. Credit Facility

On November 7, 2022, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to amend and restate its existing credit agreement, in order to extend the maturity date of the revolving line of credit and provide the Company with an additional $55.0 million in borrowing capacity, for an aggregate amount of up to $100.0 million from time to time pursuant to a revolving line of credit (the “Credit Facility”). The Credit Facility matures on November 7, 2027. On June 21, 2024, the Company amended the Credit Agreement to change its interest rate index from Bloomberg Short-Term Bank Yield Index to the Secured Overnight Financing Rate ("SOFR") rate.

The obligations of Hackett under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of Hackett (the “U.S. Subsidiaries”) and are secured by substantially all of the existing and future property and assets of Hackett and the U.S. Subsidiaries.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a SOFR rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 27, 2024, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, in the case of base rate. As of December 27, 2024, the interest rate on the Company's outstanding debt was 6.0%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of December 27, 2024 was 0.125%. Interest payments are made on a monthly basis.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 27, 2024, the Company was in compliance with all covenants.

The Company incurred $56 thousand and $14 thousand of incremental debt issuance costs in 2024 and 2023, respectively, as a result of the Credit Agreement. As of December 27, 2024, the Company had $0.3 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

As of December 27, 2024, the Company had $13.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, and as of December 29, 2023, the Company had $33.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in the light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2020 and all significant state, local and foreign matters have been concluded for years through 2019.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Domestic	$35,954	$40,259	$48,020
Foreign	7,040	5,768	7,084
Income from continuing operations before income taxes	$42,994	$46,027	$55,104

The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Current tax expense
Federal	$9,003	$6,823	$9,782
State	2,412	2,214	3,416
Foreign	2,295	1,474	1,584
	13,710	10,511	14,782
Deferred tax expense (benefit)
Federal	250	985	49
State	(53)	470	(99)
Foreign	(543)	(90)	(430)
	(346)	1,365	(480)
Income tax expense from continuing operations	$13,364	$11,876	$14,302

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations is as follows:

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
U.S. statutory income tax expense rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax expense	4.3	4.6	4.8
Valuation reduction	(0.4)	—	(0.3)
Meals and entertainment	0.2	0.2	—
Foreign rate differential	0.7	0.3	0.1
Share based compensation	4.1	(1.1)	(1.0)
Foreign exchange loss	(0.1)	0.2	(0.2)
Other, net	1.3	0.6	1.6
Effective tax rate	31.1%	25.8%	26.0%

The increase in the tax rate from 2023 to 2024 was primarily due to the limitation of deductions related to executive compensation, primarily driven by the stock price award program. See Note 10, "Stock Based Compensation," for additional details.

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 27,	December 29,
	2024	2023
Deferred income tax assets:	0
Allowance for doubtful accounts	$1,374	$281
Net operating loss and tax credits carryforward	2,530	2,940
Accrued expenses and other liabilities	3,913	4,497
	7,817	7,718
Valuation allowance	(1,273)	(1,461)
	6,544	6,257
Deferred income tax liabilities:
Depreciation	(2,826)	(3,381)
Tax over book amortization on goodwill and intangibles	(11,970)	(10,834)
Other items	(212)	(160)
	(15,008)	(14,375)
Net deferred income tax liability	$(8,464)	$(8,118)

As of December 27, 2024, the Company had $0.9 million of U.S. state net operating loss carryforwards. Additionally, as of December 27, 2024, the Company had $7.3 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia. A portion of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. As of December 27, 2024 and December 29, 2023 the Company had a valuation allowance of $1.3 million and of $1.5 million, respectively, to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries as of December 27, 2024, was approximately $12.4 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 27, 2024, December 29, 2023, and December 30, 2022 the total amount of accrued income tax-related interest and penalties was $50 thousand, $50 thousand and $192 thousand, respectively.

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

The following table sets forth the detail and activity of the ASC 740 liability during the years ended December 27, 2024 and December 29, 2023 (in thousands):

	Year Ended
	December 27,	December 29,
	2024	2023
Beginning balance	$220	$450
Additions based on tax positions	—	4
Reduction for prior year tax deductions	—	(234)
Ending balance	$220	$220

As of December 27, 2024 and December 29, 2023, the Company had a liability related to the ASC 740-10, “Accounting for Uncertainty in Income Taxes,” of $0.2 million in both periods which was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets in both periods.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 27, 2024 and December 29, 2023 would have a favorable impact on the effective tax rate in future period.

10. Stock Based Compensation

Stock Plan

Total share-based compensation included in net income for the years ended December 27, 2024, December 29, 2023, and December 30, 2022 is as follows:

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Restricted stock units	$19,524	$10,714	$10,252
Common stock subject to vesting requirements	—	10	15
	$19,524	$10,724	$10,267

The number of shares available for future issuance under the Company's stock plans as of December 27, 2024 were 0.2 million. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

There were no outstanding stock options or SARs as of December 27, 2024 and December 29, 2023.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

Restricted Stock Units

Under the Company's stock plan, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three-year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 27, 2024, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 29, 2023	1,204,782	$19.82
Granted	2,875,168	18.92
Vested	(582,268)	19.18
Forfeited	(45,368)	21.57
Nonvested balance as of December 27, 2024	3,452,314	$19.16

On September 16 and September 17, 2024, in connection with the stock price award program, the Company granted its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and certain other Company leaders performance-based restricted stock units, in the amounts of 786,885, 413,115, 72,000, and 607,350, respectively. In connection with the awards, the annual equity incentive award opportunities for the recipients during the performance period of the awards will be reduced by 50% compared to the annual equity incentive award opportunities in the Company’s executive compensation program for 2024. The awards are split into three equal tranches with each tranche having its own market condition and service condition. The market condition is met when the Company’s stock price reaches a certain weighted average share price hurdle for twenty consecutive trading days during the performance period from the grant date through December 31, 2028. The share price hurdles are $30, $40, and $50 for the first, second, and third tranches, respectively. Additionally, the service condition is met if the employee is employed on the first, second, and third anniversary of the grant date for the first tranche, second tranche, and third tranche, respectively.

Furthermore, if the second or third tranches are not met during the performance period, and the volume weighted average of the Company’s stock price falls between two share price hurdles for over 20 consecutive trading days immediately prior to the end of the performance period, the employee will vest in an interpolated amount of the next tranche.

The Company used a Monte Carlo valuation model to determine the fair value of the three tranches as of the grant date. The Monte Carlo valuation model, using different share price paths, calculates a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The requisite service period was determined to be service conditions as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. If an employee forfeits nonvested shares prior to meeting a service condition, the previously recognized expense is reversed.

As of December 27, 2024, the market conditions for the first tranche had been met and as such, although the shares had not vested, the shares were included in the Company's dilutive shares outstanding. As of December 27, 2024, the market conditions for the second and third tranche had not been met and had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $5.7 million for the year ended December 27, 2024. As of December 27, 2024, there was $24.0 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.6 years.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation (continued)

The following tables summarize information about the Company’s stock price award program awards described above:

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

The following table summarizes the fair value assumption utilized in the Monte Carlo valuation model to calculate fair value:

Grant Date	Volatility	Risk Free Interest Rate	Dividend Yield
September 16, 2024	29.5%	3.38%	1.70%
September 17, 2024	29.5%	3.41%	1.65%

In connection with the acquisition of LeewayHertz, the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the year ended December 27, 2024, the Company recorded $2.0 million of non-cash stock compensation expense.

The Company recorded restricted stock units-based compensation expense of $19.5 million, $10.7 million and $10.3 million in 2024, 2023, and 2022 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 27, 2024, there was $47.2 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.0 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

Common Stock Subject to Vesting Requirements

Shares of common stock subject to vesting requirements were issued to certain employees of a 2017 acquisition. These shares vested over a period of four years. Compensation expense was based on the fair value of the Company’s common stock at the time of grant and is recognized on a straight-line basis. As of December 30, 2022, the Company had 1,318 of these shares outstanding at a grant date fair value of $16.17. These shares vested in the fourth quarter of 2023 and no shares of common stock subject to vesting requirements are outstanding as of December 27, 2024 and December 29, 2023.

The Company recorded compensation expense of $10 thousand and $15 thousand in 2023 and 2022, respectively, related to common stock subject to vesting requirements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. In 2022, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2028 and added an additional 250,000 shares of common stock. As of December 27, 2024, a total of 159,932 shares of common stock were available for purchase under the plan. For plan years 2024, 2023 and 2022, 41,788 shares, 43,668 shares and 40,622 shares, respectively, were issued for total proceeds of $1.0 million in 2024, $0.9 million in 2023 and $0.8 million in 2022.

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of up to 5.0 million of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $307.2 million of the Company’s common stock, $20.0 million of which was approved in October 2024 and $120.0 million of which was approved in November 2022. As of December 27, 2024, the Company had affected cumulative purchases under the plan of $279.7 million, leaving $27.5 million available for future purchases.

In December 2022 the Company completed a tender offer through which 4.9 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $116.0 million, or $23.72 per share, which represented 15% of the Company's issued and outstanding stock at the time. The Company used $60.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer as discussed in Note 8, “Debt Facility”.

During 2024 and 2023, the Company repurchased 226 thousand and 37 thousand shares of its common stock, respectively, at an average price per share of $28.47 and $18.96, respectively, for a total cost of $6.4 million and $0.7 million, respectively. As of December 27, 2024 and December 29, 2023 the Company had repurchased under the plan inception to date 33.5 million shares and 33.2 million of its common stock, at an average price of $8.36 per share and $8.22 per share, respectively. In 2024, the repurchases included 43 thousand shares of its common stock repurchased from the Company's members of its Board of Directors for $1.1 million or $24.34 per share. In 2023, all of the repurchases were from the Company's members of its Board of Directors. The proceeds from the sale of these shares were used in part to cover estimated tax liabilities associated with previously vested restricted stock units.

Subsequent to fiscal year end, we repurchased 50 thousand shares from our Chief Financial Officer and from members of our Board of Directors for a total of $1.6 million, or $30.78 per share. Including these subsequent purchases, we have approximately $26.0 million available for future purchases under the plan.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2024, 174 thousand shares were withheld and not issued for a cost of $4.1 million bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million. In 2023, 174 thousand shares were withheld and not issued for a cost of $3.8 million bringing the total cumulative cash used to repurchase stock in 2023 to $4.5 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In 2022, the Company increased the annual dividend to $0.44 per share to be paid on a quarterly basis which resulted in aggregate dividends of $13.4 million paid to shareholders on April 8, 2022, July 8, 2022, October 6, 2022, and January 6, 2023. In 2023, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.0 million paid to shareholders on April 7, 2023, July 7, 2023, October 6, 2023, and January 5, 2024. In 2024, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.1 million paid to shareholders on April 5, 2024, July 5, 2024, October 4, 2024, and January 3, 2025. These dividends were paid from U.S. domestic sources and are accounted for as a reduction to retained earnings.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity (continued)

Subsequent to December 27, 2024, the Company's Board of Directors approved a 9% increase to the annual dividend amount to $0.48 per share and declared its first quarter dividend for 2025 of $0.12 per share for shareholders of record on March 21, 2025, to be paid on April 4, 2025.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. The Company makes matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. The Company’s matching contributions were $0.7 million, $0.8 million and $0.9 million in 2024, 2023 and 2022, respectively.

13. Transactions with Related Parties

During the year ended December 27, 2024, the Company repurchased 43 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.1 million, or $24.34 per share. During the year ended December 29, 2023, the Company repurchased 37 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $0.7 million, or $18.96 per share. Subsequent to the year ended December 27, 2024, the Company repurchased 50 thousand shares of the Company’s stock from the Company's Chief Financial Officer and members of its Board of Directors for a total of $1.6 million, or $30.78 per share. The proceeds from the sale of these shares were used primarily to cover estimated tax liabilities associated with previously vested restricted stock units. See Note 11, "Shareholders' Equity," for further details.

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

15. Segment Information and Geographical Data

Management has made the determination that it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AMS practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings.The SAP Solutions reportable segment is the only segment that contains software license sales.

The Company’s CODM, its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating segment financial performance. The CODM primarily uses revenue before reimbursement generated by the segment, cost of sales, gross margin, selling, general and administrative costs and contribution margin as a measures of profitability for each of its segments as these measures provide a comprehensive view of the segments’ financial performance. The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Segment information related to assets has been omitted as the CODM does not receive discrete financial information regarding assets at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the years ended December 27, 2024, December 29, 2023 and December 30, 2022 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Global S&BT:
Revenue before reimbursements*	$168,274	$169,521	$167,950
Cost of sales	89,276	89,646	86,575
Gross margin	78,998	79,875	81,375
Selling, general and administrative costs	27,416	25,509	20,056
Contribution margin	51,582	54,366	61,319
Oracle Solutions:
Revenue before reimbursements*	$82,472	$75,828	$75,068
Cost of sales	55,855	51,840	53,589
Gross margin	26,617	23,988	21,479
Selling, general and administrative costs	7,507	5,928	6,144
Contribution margin	19,110	18,060	15,335
SAP Solutions:
Revenue before reimbursements*	$56,282	$45,924	$46,671
Cost of sales	27,757	27,179	27,716
Gross margin	$28,525	$18,745	$18,955
Selling, general and administrative costs	9,782	6,820	6,128
Contribution margin	18,743	11,925	12,827
Total Company:
Total segment contribution margin	$89,435	$84,351	$89,481
Items not allocated to segment level:
Corporate general and administrative expenses**	20,787	19,766	21,180
Non-cash stock based compensation expense	11,782	10,724	10,267
Stock price award program compensation expense	5,745	—	—
Acquisition-related compensation expense	390	—	—
Acquisition-related non-cash stock based compensation expense	1,997	—	—
Acquisition-related costs	125	—	—
Depreciation and amortization	3,919	3,421	3,437
Restructuring and asset impairment (settlement) charge	—	—	(651)
Legal settlement and related costs	102	1,178	—
Interest expense, net	1,594	3,235	144
Income from operations before taxes	$42,994	$46,027	$55,104

*Revenue before reimbursable expenses, excludes reimbursable expenses which are project travel-related expenses passed through to clients with no associated operating margin.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

Total revenue by segment is included in Note 1, "Basis of Presentation and General Information."

During the year ended December 27, 2024, the Company had one client that exceeded 10% of total revenue, of which $13.8 million is included in the Global S&BT segment, $22.0 million is included in the Oracle segment and $72 thousand is included in the SAP segment.

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Year Ended
	December 27,	December 29,	December 30,
	2024	2023	2022
Revenue:
United States	$259,443	$251,012	$253,935
Europe (U.K., Germany, France and Switzerland)	35,287	28,648	23,866
Other (Australia, Canada, India and Uruguay)	19,125	16,930	15,941
Total Revenue	$313,855	$296,590	$293,742

Europe includes total revenue derived in the U.K. of $26.6 million in 2024, $22.5 million in 2023 and $19.0 million in 2022.

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 27,	December 29,
	2024	2023
Long-lived assets:
North America	$100,676	$91,065
Europe (U.K., Germany and Netherlands)	14,247	14,481
Other (Australia, Canada, India and Uruguay)	608	444
Total long-lived assets	$115,531	$105,990

As of December 27, 2024 and December 29, 2023, the long-lived assets attributed to the U.K. in the table above included $13.4 million and $13.5 million, respectively. As of December 27, 2024 and December 29, 2023, foreign assets included $14.0 million and $14.3 million, respectively, of goodwill related to acquisitions, of which included $13.1 million and $13.3 million, respectively, were attributed to the U.K. Provisional goodwill related to the Company's acquisition of LeewayHertz, which was allocated to the Global S&BT segment, is included in the table above in Other of $5.9 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 27, 2024 and December 29, 2023 (in thousands, except per share data):

	Quarter Ended
	March 29, 2024	June 28, 2024	September 27, 2024	December 27, 2024
Total revenue	$77,187	$77,656	$79,777	$79,235
Operating income	$11,525	$12,516	$12,800	$7,747
Income from continuing operations before income taxes	$11,053	$12,004	$12,432	$7,505
Net income	$8,731	$8,748	$8,587	$3,564
Basic net income per common share	$0.32	$0.32	$0.31	$0.13

Diluted net income per common share	$0.32	$0.31	$0.31	$0.12

	Quarter Ended
	March 31, 2023	June 30, 2023	September 29, 2023	December 29, 2023
Total revenue	$71,229	$77,102	$75,856	$72,403
Operating income	$11,252	$12,790	$13,743	$11,477
Income from continuing operations before income taxes	$10,393	$11,869	$12,929	$10,836
Net income	$8,161	$8,720	$9,420	$7,850
Basic net income per common share	$0.30	$0.32	$0.35	$0.29

Diluted net income per common share	$0.30	$0.32	$0.34	$0.28

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 27, 2024, December 29, 2023, and December 30, 2022

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/	Write-offs/	Balance at
Allowance for Doubtful Accounts	of Year	Expense	(Reversals)	End of Year
Year Ended December 27, 2024	$1,072	1,677	(372)	$2,377
Year Ended December 29, 2023	$856	258	(42)	$1,072
Year Ended December 30, 2022	$2,702	965	(2,811)	$856

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 27, 2024.

As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of LeewayHertz Technologies Private Limited that are subsumed by internal control over financial reporting. The LeewayHertz Technologies Private Limited operations represents 1% of the Company's consolidated total assets and 4% of the Company's consolidated total net income as of and for the year ended December 27, 2024.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm has audited our internal control over financial reporting as of December 27, 2024, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.’s (the Company) internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2025, expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded LeewayHertz Technologies Private Limited from its assessment of internal control over financial reporting as of December 27, 2024, because it was acquired by the Company in a purchase business combination in the third quarter of 2024. We have also excluded LeewayHertz Technologies Private Limited from our audit of internal control over financial reporting. LeewayHertz Technologies Private Limited is a wholly owned subsidiary whose total assets and net income represent approximately 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 27, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ RSM US LLP

Coral Gables, Florida

February 28, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements.

During the three months ended December 27, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2025 Annual Meeting of Shareholders is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form:

1. Financial Statements

The consolidated financial statements filed as part of this report are listed and indexed on page 30. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

10.1**

Registrant’s 1998 Stock Option and Incentive Plan (Amended and Restated as of February 15, 2024) (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on August 7, 2024).

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

10.17

Amendment No. 1 to Third Amended and Restated Credit Agreement (Term SOFR Conversion), dated June 21, 2024, between the Registrant and Bank of America, N.A.(incorporated herein by reference to the Registrant’s Form 10-Q dated August 7, 2024).

10.18**	Form of Performance-Based Stock Price Restricted Stock Award, (incorporated herein by reference to the Registrant’s Form 8-K dated September 16, 2024).
19.1*	The Hackett Group, Inc. Policy on Insider Trading and Reporting Compliance.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	The Hackett Group, Inc. Compensation Recovery Policy (incorporated by reference to the Registrant's Form 10-K dated March 1, 2024).
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(p)
Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 28, 2025.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2025
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	February 28, 2025
David N. Dungan

/s/ Maria A. Bofill	Director	February 28, 2025
Maria Bofill

/s/ Richard N. Hamlin	Director	February 28, 2025
Richard Hamlin

/s/ John R. Harris	Director	February 28, 2025
John R. Harris

/s/ Robert A. Rivero	Director	February 28, 2025
Robert A. Rivero

/s/ Alan T. G. Wix	Director	February 28, 2025
Alan T. G. Wix