Form 10-Q
period 2025-03-28
HACKETT GROUP, INC.
filed 2025-05-07
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2025

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

As of May 2, 2025, there were 27,655,225 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 28,	December 27,
	2025	2024
ASSETS
Current assets:
Cash	$9,179	$16,366
Accounts receivable and contract assets, net of allowance of $2,814 and $2,377 at March 28, 2025 and December 27, 2024, respectively	62,555	57,079
Prepaid expenses and other current assets	3,267	2,901
Total current assets	75,001	76,346

Property and equipment, net	20,868	20,343
Other assets	367	350
Intangible assets, net	2,165	2,312
Goodwill	90,221	89,782
Operating lease right-of-use assets	3,138	2,744
Total assets	$191,760	$191,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,916	$6,503
Accrued expenses and other liabilities	23,844	30,789
Contract liabilities	14,919	11,118
Income tax payable	2,352	3,753
Operating lease liabilities	1,161	965
Total current liabilities	47,192	53,128
Deferred tax liability, net	10,433	8,464
Long term debt, net	17,755	12,734
Operating lease liabilities	1,965	1,977
Total liabilities	77,345	76,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 61,395,629 and 61,031,629 shares issued at March 28, 2025 and December 27, 2024, respectively	61	61
Additional paid-in capital	336,551	332,285
Treasury stock, at cost, 33,746,041 and 33,540,472 shares March 28, 2025 and December 27, 2024, respectively	(287,224)	(281,022)
Retained earnings	78,136	78,311
Accumulated other comprehensive loss	(13,109)	(14,061)
Total shareholders' equity	114,415	115,574
Total liabilities and shareholders' equity	$191,760	$191,877

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2025	2024
Revenue:
Revenue before reimbursements	$76,231	$75,727
Reimbursements	1,634	1,460
Total revenue	77,865	77,187
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $4,928 and $1,393 of stock compensation expense in the three months ended March 28, 2025 and March 29, 2024, respectively)	48,380	45,771
Reimbursable expenses	1,634	1,460
Total cost of service	50,014	47,231
Selling, general and administrative costs (includes $4,744 and $1,206 of stock compensation expense in the three months ended March 28, 2025 and March 29, 2024, respectively)	23,448	18,329
Legal settlement and related costs	—	102
Total costs and operating expenses	73,462	65,662
Income from operations	4,403	11,525

Other expense, net:
Interest expense, net	(202)	(472)
Income before income taxes	4,201	11,053
Income tax expense	1,058	2,322
Net income	$3,143	$8,731

Basic net income per common share:
Income per common share	$0.11	$0.32
Weighted average common shares outstanding	27,587	27,422

Diluted net income per common share:
Income per common share	$0.11	$0.32
Weighted average common and common equivalent shares outstanding	28,385	27,676

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2025	2024
Net income	$3,143	$8,731
Foreign currency translation adjustment	952	(331)
Total comprehensive income	$4,095	$8,400

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 28,	March 29,
	2025	2024
Cash flows from operating activities:
Net income	$3,143	$8,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,025	942
Amortization expense	145	—
Amortization of debt issuance costs	22	18
Non-cash stock based compensation expense	9,672	2,599
Provision for doubtful accounts	166	88
Loss on foreign currency translation	182	77
Deferred income tax expense	1,988	2,001
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(5,681)	(5,928)
Increase in prepaid expenses and other assets	(778)	(162)
Decrease in accounts payable	(1,587)	(1,341)
Decrease in accrued expenses and other liabilities	(6,503)	(7,185)
Increase in contract liabilities	3,801	2,869
(Decrease) increase in income tax payable	(1,401)	83
Net cash provided by operating activities	4,194	2,792
Cash flows from investing activities:
Purchases of property and equipment	(1,544)	(948)
Net cash used in investing activities	(1,544)	(948)
Cash flows from financing activities:
Debt proceeds	5,000	—
Repayment of debt	—	(2,000)
Taxes paid to satisfy employee withholding tax obligations	(5,519)	(3,782)
Dividends paid	(3,024)	(2,996)
Repurchase of common stock	(6,202)	(1,055)
Net cash used in financing activities	(9,745)	(9,833)
Effect of exchange rate on cash	(92)	(10)
Net decrease in cash	(7,187)	(7,999)
Cash at beginning of period	16,366	20,957
Cash at end of period	$9,179	$12,958
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$345	$114
Cash paid for interest	$222	$596
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,318	$3,036

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)			—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2025. The consolidated results of operations for the quarter ended March 28, 2025, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As a result, the provisional excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized provisional intangible assets of $2.5 million, with a remaining weighted average useful life of 4.4 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies. The following table summarizes the acquired value of the intangible assets:

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,200	5
Technology	200	2
Non-Compete	100	2
Total	$2,500

The amounts recorded for certain assets and liabilities and related disclosures are preliminary in nature and are subject to adjustment if any additional information is obtained about their acquisition date fair values. The final determination of the fair values will be completed within the one-year measurement period.

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain platform. The integration of AI XPLR and the ZBrain Gen A.I. orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed in the Company's 2025 fiscal year.

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

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen A.I. and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AI Enablement practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows, which includes the provisional goodwill allocated to the LeewayHertz acquisition (in thousands):

			Foreign
	December 27,	Additions/	Currency	March 28,
	2024	Adjustments	Translation	2025
Global S&BT	$63,090	$-	$439	$63,529
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$89,782	$-	$439	$90,221

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Revenue Recognition

The Company primarily generates its revenue from providing professional services to its clients. The Company also generates revenue from software-related sales, software maintenance and support and subscriptions to its executive and best practices advisory programs. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price. The Company determines the standalone selling price based on the respective selling price of the individual elements when sold separately.

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

The Company typically satisfies its performance obligations for professional services over time as the related services are provided. The performance obligations related to software maintenance and support and subscriptions to its executive and best practice advisory programs are typically satisfied evenly over the course of the service period. Other performance obligations, such as software-related sales, are satisfied at a point in time.

The Company generates revenue under four types of billing arrangements: fixed-fee; time-and-materials; executive and best practice advisory services; and software-related sales and software maintenance and support.

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

The resale of on-premise software, cloud software and maintenance contracts are in the form of SAP America ("SAP") software or maintenance agreements provided by SAP. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the software-related sale for either on-premise software or cloud software or maintenance amount in the contract with the vendor. Revenue for the resale of software is recognized upon contract execution and customer’s receipt of the software. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty or sixty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the three months ended March 28, 2025, the Company recognized $4.3 million of revenue as a result of changes in the contract liability balance, as compared to $5.7 million for the three months ended March 29, 2024. As of December 29, 2023, the Company had $12.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the three months ended March 28, 2025 and March 29, 2024 (in thousands):

	Quarter Ended
	March 28,	March 29,
	2025	2024
Global S&BT:
North America Consulting	$33,147	$33,690
International Consulting	10,210	7,202
Total Global S&BT	$43,357	$40,892
Oracle Solutions:
Consulting and software support and maintenance	$21,085	$21,729
Total Oracle Solutions	$21,085	$21,729
SAP Solutions:
Consulting and software support and maintenance	$9,933	$9,836
Software-related sales	3,490	4,730
Total SAP Solutions	$13,423	$14,566
Total segment revenue	$77,865	$77,187

The total revenue from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software-related sales revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 27, 2024 and December 29, 2023, the Company had $1.8 million and $1.7 million, respectively, of deferred commissions, of which $0.4 million and $0.3 million was amortized during the three months ended March 28, 2025 and March 29, 2024, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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
In September 2024, a stock price award program was offered to certain leaders. These equity awards were granted with both a market condition (three tranches, each with varying market share price thresholds) and service conditions. The Company measured these equity awards using the Monte Carlo valuation model to determine the fair value as of the grant date. The Monte Carlo valuation model, using different share price paths, calculated a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The assumptions utilized in the model are as of a point in time and may differ from the actual value of the equity awards. The requisite service period was determined to be a service condition as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. See Note 7 for additional information.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of March 28, 2025 and December 27, 2024, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40) to require public business entities to disclose disaggregated information about expenses to help investors better understand an entity's performance,better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 28,	March 29,
	2025	2024

Basic weighted average common shares outstanding	27,587,327	27,422,461
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	797,640	253,465
Dilutive weighted average common shares outstanding	28,384,967	27,675,926

Approximately 86 shares of common stock equivalents were excluded from the computations of diluted net income per common share for the three months ended March 28, 2025, as compared to three thousand shares for the three months ended March 29, 2024, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.3 million restricted stock units in the three months ended March 28, 2025, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	March 28,	December 27,
	2025	2024
Accounts receivable	$39,259	$35,926
Contract assets (unbilled revenue)	26,110	23,530
Allowance for doubtful accounts	(2,814)	(2,377)
Accounts receivable and contract assets, net	$62,555	$57,079

Accounts receivable as of March 28, 2025 and December 27, 2024, is net of uncollected advanced billings. Contract assets as of March 28, 2025 and December 27, 2024, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 29, 2023, the Company had accounts receivable and contract assets of $35.6 million and $17.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $8.1 million and $7.8 million as of March 28, 2025 and December 27, 2024, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 28,	December 27,
	2025	2024
Accrued compensation and benefits	$10,256	$10,593
Accrued bonuses	2,117	9,284
Dividend payable	3,318	3,024
Accrued sales, use, franchise and VAT tax	2,607	2,632
Non-cash stock based compensation accrual	145	974
Acquisition-related liabilities	2,728	1,788
Other accrued expenses	2,673	2,494
Total accrued expenses and other liabilities	$23,844	$30,789

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $38 thousand and $37 thousand of lease expense in the three months ended March 28, 2025 and March 29, 2024, respectively, on these leases.

The components of lease expense were as follows for the three months ended March 28, 2025 (in thousands):

Operating lease cost	$320

Total net lease costs	$320

The weighted average remaining lease term is 3.2 years. The weighted average discount rate utilized is 5.7%. For the three months ended March 28, 2025, the Company paid $0.3 million from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of March 28, 2025, were as follows (in thousands):

2025 (excluding the three months ended March 28, 2025)	$969
2026	1,112
2027	809
2028 and thereafter	650
Total lease payments	3,540
Less imputed interest	(402)
Total	$3,138

As of March 28, 2025, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 28, 2025, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, for the base rate. As of March 28, 2025, the interest rate on the Company's outstanding debt was 5.9%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of March 28, 2025 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of March 28, 2025, the Company was in compliance with all covenants.

As of March 28, 2025, the Company had $18.0 million of outstanding debt, excluding $0.3 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 27, 2024, the Company had $13.0 million of outstanding debt, excluding $0.3 million of deferred debt costs. Subsequent to March 28, 2025, the Company borrowed an incremental $5.0 million under its Credit Agreement.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation (continued)

As of December 27, 2024 and March 28, 2025, the market conditions for the first tranche had been met and as such, although the shares had not vested, the shares were included in the Company's dilutive shares outstanding for both periods. As of December 27, 2024 and March 28, 2025, the market conditions for the second and third tranche had not been met and had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $5.1 million for the three months ended March 28, 2025. As of March 28, 2025, there was $18.8 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.4 years

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

In connection with the acquisition of LeewayHertz (Note 1), the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the three months ended March 28, 2025, the Company recorded $1.8 million of non-cash stock compensation expense.

During the three months ended March 28, 2025, the Company issued 296,629 restricted stock units, respectively, at a weighted average grant date fair value of $31.87 per share, respectively. As of March 28, 2025, the Company had 3,202,570 restricted stock units outstanding at a weighted average grant date fair value of $20.03 per share. As of March 28, 2025, $46.7 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years, including the stock appreciation equity program awards discussed above.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $307.2 million of the Company’s common stock. As of March 28, 2025, the Company had affected cumulative purchases under the plan of $285.9 million, leaving $21.3 million available for future purchases.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Shareholders’ Equity (continued)

During the three months ended March 28, 2025, the Company repurchased 206 thousand shares on the open market and from members of the Company's Board of Directors at an average price per share of $30.16 for a total cost of $6.2 million. This includes the Company's repurchase of 53 thousand shares from members of its Chief Financial Officer and members of its Board of Directors at an average price per share of $30.75 for a total cost of $1.6 million.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the three months ended March 28, 2025, the Company withheld and did not issue 173 thousand shares for a cost of $5.5 million. During the three months ended March 29, 2024, the Company withheld and did not issue 162 thousand shares for a cost of $3.8 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the three months ended March 28, 2025, the Company declared its first quarterly dividend to its shareholders for an aggregate of $3.3 million, which were paid in April 2025. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to March 28, 2025, the Company declared its second quarter dividend in 2025 to be paid in July 2025.

9. Transactions with Related Parties

During the first three months ended March 28, 2025, the Company repurchased 53 thousand shares of its common stock from its Chief Financial Officer and members of its Board of Directors for $1.6 million, or $30.75 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Segment Information and Geographical Data

The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, the Company determined it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AI Enablement practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. The SAP Solutions reportable segment is the only segment that contains software-related revenue.

The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating segment financial performance. The CODM primarily uses revenue before reimbursement generated by the segment, cost of sales, gross margin, selling, general and administrative costs and contribution margin as a measure of profitability for each of its segments as these measures provide a comprehensive view of the segments’ financial performance. The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Unallocated costs include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non-cash compensation expense and any non-recurring transactions. Segment information related to assets has been omitted as the chief operating decision maker does not receive discrete financial information regarding assets at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the three months ended March 28, 2025 and March 29, 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended
	March 28,	March 29,
	2025	2024
Global S&BT:
Revenue before reimbursements*	$42,642	$40,254
Cost of sales	22,325	23,284
Gross margin	20,317	16,970
Selling, general and administrative costs	7,531	6,917
Contribution margin	12,786	10,053
Oracle Solutions:
Revenue before reimbursements*	$20,396	$21,068
Cost of sales	13,695	13,998
Gross margin	6,701	7,070
Selling, general and administrative costs	2,334	1,809
Contribution margin	4,367	5,261
SAP Solutions:
Revenue before reimbursements*	$13,193	$14,406
Cost of sales	7,139	7,074
Gross margin	6,054	7,332
Selling, general and administrative costs	1,804	2,450
Contribution margin	4,250	4,882
Total Company:
Total segment contribution margin	21,403	20,196

Items not allocated to segment level:
Corporate general and administrative expenses**	5,656	5,028
Non-cash stock based compensation expense	2,765	2,599
Stock price award program compensation expense***	5,142	-
Acquisition-related cash compensation expense	308	-
Acquisition-related non-cash stock based compensation expense	1,765	-
Acquisition-related costs	194	-
Legal settlement and related costs	-	102
Depreciation expense	1,025	942
Amortization expense	145	-
Interest expense, net	202	472
Income before taxes	$4,201	$11,053

*Total revenue includes reimbursable expenses, which are project travel-related expenses passed through to a client with no associated operating margin.

**Corporate general and administrative expenses primarily include costs related to business support functions including accounting and finance, human resources, legal, information technology and office administration, as well as any foreign currency gains and losses. Corporate general and administrative expenses exclude one-time, non-recurring expenses and benefits, which are disaggregated in the above table.

***See Note 7.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 28,	March 29,
	2025	2024

United States	$64,011	$64,751
Europe	8,355	7,993
Other (Australia, Canada, India and Uruguay)	5,499	4,443
Total revenue	$77,865	$77,187

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 28,	December 27,
	2025	2024
Long-lived assets:
United States	$101,110	$100,676
Europe (U.K., Germany and Netherlands)	14,787	14,247
Other (Australia, Canada, India and Uruguay)	862	608
Total long-lived assets	$116,759	$115,531

The domestic long-lived assets above include the provisional LeewayHertz allocation of goodwill of $5.1 million and intangible assets of $2.2 million. See Note 1 for additional information. As of March 28, 2025 and December 27, 2024, foreign assets included $14.4 million and $14.0 million, respectively, of goodwill related to acquisitions, of $13.5 million and $13.1 million, respectively, were attributed to the U.K. Provisional goodwill of $5.8 million related to the Company's acquisition of LeewayHertz, is included in the United States and was allocated to the Global S&BT segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("A.I.")-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz acquisition, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 27, 2024.

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

Hackett is a global IP platform-based Generative Artificial Intelligence ("Gen AI") strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

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

Impact of Macroeconomic Conditions on Our Business

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. Any deterioration in the current macroeconomic environment or economic downturn as a result of weak or uncertain economic conditions due to inflation, high interest rates, tariffs, national or geopolitical events or other factors impacting economic activity or business confidence could adversely affect our clients' financial condition or outlook which may reduce the clients' demand for our services.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended
	March 28,	March 29,
	2025	2024
Revenue:
Revenue before reimbursements	$76,231	$75,727
Reimbursements	1,634	1,460
Total revenue	77,865	77,187
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $4,928 and $1,393 of stock compensation expense in the three months ended March 28, 2025 and March 29, 2024, respectively)	48,380	45,771
Reimbursable expenses	1,634	1,460
Total cost of service	50,014	47,231
Selling, general and administrative costs (includes $4,744 and $1,206 of stock compensation expense in the three months ended March 28, 2025 and March 29, 2024, respectively)	23,448	18,329
Legal settlement and related costs	—	102
Total costs and operating expenses	73,462	65,662

Income from operations	4,403	11,525
Other expense, net:
Interest expense, net	(202)	(472)
Income before income taxes	4,201	11,053
Income tax expense	1,058	2,322
Net income	$3,143	$8,731
Diluted net income per common share	$0.11	$0.32

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the three months ended March 28, 2025 and the three months ended March 29, 2024. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $77.9 million during the first three months of 2025, as compared to $77.2 million in the same period in 2024. In the first three months of 2025 and 2024, one customer accounted for 9% of our Company total revenue in both periods.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended
	March 28,	March 29,
	2025	2024
Global S&BT	$43,357	$40,892
Oracle Solutions	21,085	21,729
SAP Solutions	13,423	14,566
Total revenue	$77,865	$77,187

Global S&BT total revenue was $43.4 million and $40.9 million during the first three months of 2025 and 2024, respectively. This increase was related to growth in our Gen AI consulting and implementation offerings, partially offset by weakness in our OneStream and eProcurement implementation offerings.

Oracle Solutions total revenue was $21.1 million and $21.7 million during the first three months of 2025 and 2024, respectively. The decrease is primarily due to the post go-live wind down of a large engagement which tempered our momentum as we moved into the first quarter of 2025.

SAP Solutions total revenue was $13.4 million and $14.6 million during the first three months of 2025 and 2024, respectively. The decrease in revenue during the first three months of 2025, as compared to the same period in 2024, was primarily due to the over performance in the fourth quarter of 2024, which tempered our first quarter results.

Reimbursements as a percentage of Company total revenue were 2% during both the first three months of 2025 and 2024. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses increased 6%, to $48.4 million for the first three months of 2025, as compared to $45.8 million in the same period of 2024. The increase was primarily related to the stock price award program and the acquisition related non-cash stock compensation expense relating to the LeewayHertz acquisition. Personnel costs as a percentage of total Company total revenue were 62% and 59% during the first three months of 2025 and 2024, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $4.9 million and $1.4 million during the first three months of 2025 and 2024, respectively. This increase was primarily related to increased non-cash stock compensation from the stock price appreciation equity program issuances (Note 7) and to the acquisition related non-cash stock compensation expense (Note 1 and Note 7).

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs increased 28%, to $23.4 million, as compared to $18.3 million for the same period in 2024, respectively. This increase in the costs during the first three months of 2025 was primarily due to increased non-cash stock based compensation from the stock price appreciation equity program issuances (Note 7). SG&A costs as a percentage of total Company revenue were 30% during the first three months of 2025, respectively, as compared to 24% during the same period in 2024.

Non-cash stock based compensation expense, included in SG&A, was $4.7 million and $1.2 million during the first three months of 2025 and 2024, respectively. The increase in the first three months of 2025 primarily relates to the non-cash stock compensation expense from the stock price appreciation equity program issuances (Note 7).

Amortization expense was $145 thousand for the first three months of 2025 which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz. There was no intangible amortization in the first three months of 2024.

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

Global S&BT segment profit was $12.8 million during the first three months of 2025, respectively, as compared to $10.1 million for the same period in 2024. This increase in the first three months of 2025 was primarily due to the revenue growth in our Gen A.I. consulting and implementation offerings, partially offset by weakness in our OneStream and eProcurement implementation offerings as mentioned above.

Oracle Solutions segment profit was $4.4 million during the first three months of 2025, as compared to $5.3 million for the same period in 2024, respectively. The decrease during the first three months of 2025 was primarily due to decreased revenues and increased headcount related costs, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment profit was $4.3 million during the first three months of 2025, as compared to $4.9 million for the same period in 2024. The decrease in segment profit in the first three months of 2025, as compared to the same period in 2024, was primarily due to lower software-related activity in the quarter, partially offset by resulting lower commissions accruals.

Legal Settlement and Related Costs. In May 2023, Gartner, Inc. ("Gartner") filed a lawsuit seeking a preliminary injunction and damages against the Company and two ex-Gartner employees that were hired by us. On February 17, 2024, we, Gartner and the two ex-Gartner employees entered into a settlement agreement whereby we made a settlement payment of $985,000 to Gartner in exchange for a dismissal of the lawsuit and a release of all claims which is reflected in our Consolidated Statement of Operations for the year ended December 27, 2024. In addition, we incurred incremental legal costs related to the settlement which were recorded as expense in the period incurred.

Interest Expense, Net. Interest expense, net was $0.2 million and $0.5 million during the first three months of 2025 and 2024, respectively. As of March 28, 2025, we had outstanding debt of $18 million, excluding debt issue costs. As of March 29, 2024, we had outstanding debt of $31.0 million, excluding debt issue costs.

Income Taxes. During the first three months of 2025, we recorded $1.1 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 25.2%, respectively. During the first three months of 2024, we recorded $2.3 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 21.0%.

Liquidity and Capital Resources

As of March 28, 2025 and December 27, 2024, we had $9.2 million and $16.4 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 27, 2024.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 28,	March 29,
	2025	2024
Cash flows provided by operating activities	$4,194	$2,792
Cash flows used in investing activities	$(1,544)	$(948)
Cash flows used in financing activities	$(9,745)	$(9,833)

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.2 million during the first three months of 2025, as compared to $2.8 million during the same period in 2024. In 2025 and 2024, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increases in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million during the first three months of 2025, as compared to $0.9 million during the same period in 2024. During both the first three months periods of 2025 and 2024, cash flows used in investing activities also included investments made to the continued development of our Hackett Connect Executive Advisory member platform and continued development of our QL benchmark, DTP technologies and our Gen A.I. platforms, AI XPLR and ZBrain.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.7 million and $9.8 million during the first three months of 2025 and 2024, respectively. The usage of cash in 2025 primarily related to the repurchase of $11.7 million of the Company's common stock and dividend payments of $3.0 million, partially offset by the $5.0 million drawdown on our Credit Facility. The usage of cash in 2024 primarily related to the repurchase of $4.8 million of the Company's common stock, dividend payments of $3.0 million and the repayment of borrowings of $2.0 million related to our Credit Facility.

As of March 28, 2025, we had $18.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $82.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 28, 2025, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended March 28, 2025.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2024.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 28, 2025, the Company repurchased 206 thousand shares at an average price of $30.16 per share for a total cost of $6.2 million. As of March 28, 2025, the Company had $21.3 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of December 27, 2024				$27,515,833
December 28, 2024 to January 24, 2025	—	$—	—	$27,515,833
January 25, 2025 to February 21, 2025	53,183	$30.75	53,183	$25,880,318
February 22, 2025 to March 28, 2025	152,386	$29.96	152,386	$21,315,284
	205,569	$30.16	205,569

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of March 28, 2025, the Board of Directors had approved a cumulative authorization of $307.2 million with cumulative purchases under the plan of $285.9 million, leaving $21.3 million available for future purchases. There is no expiration date on the current authorization.

Shares repurchased during the three months ended March 28, 2025 under the repurchase plan do not include 173 thousand shares for a cost of $5.5 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 7, 2025	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer