Form 10-Q
period 2025-06-27
HACKETT GROUP, INC.
filed 2025-08-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2025

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

As of August 1, 2025, there were 27,510,689 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 27,	December 27,
	2025	2024
ASSETS
Current assets:
Cash	$10,142	$16,366
Accounts receivable and contract assets, net of allowance of $2,372 and $2,377 at June 27, 2025 and December 27, 2024, respectively	63,403	57,079
Prepaid expenses and other current assets	6,662	2,901
Total current assets	80,207	76,346

Property and equipment, net	21,769	20,343
Other assets	368	350
Intangible assets, net	4,024	2,312
Goodwill	91,135	89,782
Operating lease right-of-use assets	3,013	2,744
Total assets	$200,516	$191,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,788	$6,503
Accrued expenses and other liabilities	26,775	30,789
Contract liabilities	13,773	11,118
Income tax payable	429	3,753
Operating lease liabilities	1,231	965
Total current liabilities	46,996	53,128
Deferred tax liability, net	9,247	8,464
Long term debt, net	22,774	12,734
Operating lease liabilities	1,697	1,977
Total liabilities	80,714	76,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 61,430,864 and 61,031,629 shares issued at June 27, 2025 and December 27, 2024, respectively	61	61
Additional paid-in capital	346,128	332,285
Treasury stock, at cost, 33,922,548 and 33,540,472 shares June 27, 2025 and December 27, 2024, respectively	(291,543)	(281,022)
Retained earnings	76,495	78,311
Accumulated other comprehensive loss	(11,339)	(14,061)
Total shareholders' equity	119,802	115,574
Total liabilities and shareholders' equity	$200,516	$191,877

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Revenue:
Revenue before reimbursements	$77,629	$75,896	$153,860	$151,623
Reimbursements	1,270	1,760	2,904	3,220
Total revenue	78,899	77,656	156,764	154,843
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $4,985 and $9,913 and $1,640 and $3,033 of non-cash stock based compensation expense in the three and six months ended June 27, 2025 and June 28, 2024, respectively)	49,672	45,395	98,052	91,166
Reimbursable expenses	1,270	1,760	2,904	3,220
Total cost of service	50,942	47,155	100,956	94,386
Selling, general and administrative costs (includes $4,736 and $9,480 and $1,210 and $2,416 of non-cash stock based compensation expense in the three and six months ended June 27, 2025 and June 28, 2024, respectively)	23,362	17,985	46,810	36,314
Legal settlement and related costs	—	—	—	102
Total costs and operating expenses	74,304	65,140	147,766	130,802
Income from operations	4,595	12,516	8,998	24,041

Other expense, net:
Interest expense, net	(366)	(512)	(568)	(984)
Income before income taxes	4,229	12,004	8,430	23,057
Income tax expense	2,568	3,256	3,626	5,578
Net income	$1,661	$8,748	4,804	17,479

Basic net income per common share:
Income per common share	$0.06	$0.32	$0.17	$0.64
Weighted average common shares outstanding	27,602	27,616	27,595	27,519

Diluted net income per common share:
Income per common share	$0.06	$0.31	$0.17	$0.63
Weighted average common and common equivalent shares outstanding	28,482	27,943	28,433	27,809

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Net income	$1,661	$8,748	$4,804	$17,479
Foreign currency translation adjustment, net	1,770	(78)	2,722	(409)
Total comprehensive income	$3,431	$8,670	$7,526	$17,070

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 27,	June 28,
	2025	2024
Cash flows from operating activities:
Net income	$4,804	$17,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,059	1,883
Amortization expense	376	—
Amortization of debt issuance costs	45	36
Non-cash stock based compensation expense	19,394	5,449
(Reversal) provision for doubtful accounts	(150)	184
Loss on foreign currency translation	776	94
Deferred income tax expense	838	1,491
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(5,208)	(6,172)
Increase in prepaid expenses and other assets	(4,039)	(2,074)
Decrease in accounts payable	(1,738)	(3,267)
Decrease in accrued expenses and other liabilities	(5,272)	(1,685)
Increase in contract liabilities	1,281	1,211
(Decrease) increase in income tax payable	(3,323)	1,882
Net cash provided by operating activities	9,843	16,511
Cash flows from investing activities:
Purchases of property and equipment	(3,454)	(1,832)
Cash consideration paid for acquisition	(767)	—
Net cash used in investing activities	(4,221)	(1,832)
Cash flows from financing activities:
Debt proceeds	10,000	—
Repayment of debt	—	(6,000)
Debt issuance costs	(5)	—
Proceeds from ESPP	670	535
Taxes paid to satisfy employee withholding tax obligations	(5,603)	(3,925)
Dividends paid	(6,342)	(6,032)
Repurchase of common stock	(10,521)	(1,055)
Net cash used in financing activities	(11,801)	(16,477)
Effect of exchange rate on cash	(45)	(13)
Net decrease in cash	(6,224)	(1,811)
Cash at beginning of period	16,366	20,956
Cash at end of period	$10,142	$19,145
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,782	$1,949
Cash paid for interest	$577	$1,149
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,302	$3,037

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)			—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415
Issuance of common stock	35	—	583	—	—	—	—	583
Treasury stock purchased	—	—	—	(177)	(4,319)	—	—	(4,319)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	8,994	—	—	—	—	8,994
Dividends declared	—	—	—	—	—	(3,302)	—	(3,302)
Net income	—	—	—	—	—	1,661	—	1,661
Foreign currency translation	—	—	—	—	—	—	1,770	1,770
Balance at June 27, 2025	61,430	$61	$346,128	(33,923)	$(291,543)	$76,495	$(11,339)	$119,802

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481
Issuance of common stock	41	—	391	—	—	—	—	391
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,718	—	—	—	—	2,718
Dividends declared	—	—	—	—	—	(3,037)	—	(3,037)
Net income	—	—	—	—	—	8,748	—	8,748
Foreign currency translation	—	—	—	—	—	—	(78)	(78)
Balance at June 28, 2024	61,000	$61	$319,235	(33,358)	$(275,655)	$72,226	$(13,644)	$102,223

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2025. The consolidated results of operations for the quarter and six months ended June 27, 2025, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business Combination

LeewayHertz

On September 16, 2024, the Company executed an agreement to acquire 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on artificial intelligence (A.I.) technology solutions for a purchase consideration of $7.8 million subject to a working capital achievement. This acquisition marks a significant milestone in the Company's aggressive strategy to become a leading architect of its clients' Gen A.I. journey. The acquisition closed on September 23, 2024. Leeway’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the A.I. practice.

The following table summarizes the fair value of the assets acquired and liabilities assumed:

Amount
Assets / Liabilities	(in thousands)
Cash	$1,020
Current assets	2,081
Intangible assets	2,500
Current liabilities	(2,561)
Other Liability	(432)
Deferred tax liability	(652)
Net assets acquired	$1,956

Consideration	$7,832
Goodwill	$5,876

As a result, the excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized intangible assets of $2.5 million, with a remaining weighted average useful life of 3.9 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies. The following table summarizes the acquired value of the intangible assets:

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

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain Gen A.I. platform. The Company has committed to fund up to $10.0 million of development costs related to the ZBrain Gen A.I. platform subject to the business plans approved by the JV Board of Directors.The integration of AI XPLR and the ZBrain Gen A.I. orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed in the Company's 2025 fiscal year.

Spend Matters

On May 15, 2025, Hackett acquired certain assets and liabilities of Spend Matters LLC (“Spend Matters”), a leading provider of data-backed technology and solutions intelligence in the procurement and supply chain sectors. At closing, Hackett paid cash consideration of $766 thousand.

As a result of the acquisition, the Company recognized provisional intangible assets of $2.0 million, with a remaining weighted average useful life of 3.0 years.

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised because of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenue and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 11 “Segment Information and Geographical Data” for detailed segment information. The LeewayHertz and Spend Matters acquired businesses are included in the Company's Global S&BT segment.

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen A.I. and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AI Enablement practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows, which includes the goodwill allocated to the LeewayHertz acquisition (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

			Foreign
	December 27,	Additions/	Currency	June 27,
	2024	Adjustments	Translation	2025
Global S&BT	$63,090	$26	$1,327	$64,443
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$89,782	$26	$1,327	$91,135

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended June 27, 2025, the Company recognized $1.9 million and $6.2 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $3.3 million and $9.0 million, respectively, for the quarter and six months ended June 28, 2024. As of December 29, 2023, the Company had $12.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarter and six months ended June 27, 2025 and June 28, 2024 (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Global S&BT:
North America Consulting	$34,115	$34,948	$67,262	$68,638
International Consulting	10,090	7,314	20,300	14,516
Total Global S&BT	$44,205	$42,262	$87,562	$83,154
Oracle Solutions:
Consulting and software support and maintenance	$20,801	$23,045	$41,887	$44,774
Total Oracle Solutions	$20,801	$23,045	$41,887	$44,774
SAP Solutions:
Consulting and software support and maintenance	$12,336	$10,806	$22,268	$20,642
Software-related sales	1,557	1,543	5,047	6,273
Total SAP Solutions	$13,893	$12,349	$27,315	$26,915
Total segment revenue	$78,899	$77,656	$156,764	$154,843

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

The total revenue (excluding reimbursable expenses) from the Global S&BT segment, the Oracle Solutions segment and the SAP Solutions segment's consulting and software support and maintenance services is all recognized over time. The software-related sales revenue included in the SAP Solutions segment is recognized at a point in time.

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 27, 2024 and December 29, 2023, the Company had $1.8 million and $1.7 million, respectively, of deferred commissions, of which $0.4 million was amortized during both the quarter and six months ended June 27, 2025, respectively, and $0.4 million and $0.6 million was amortized for the same periods in 2024, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of June 27, 2025 and December 27, 2024, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 Expense Disaggregation Disclosures (Subtopic 220-40) to require public business entities to disclose disaggregated information about expenses to help investors better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Legislative Matters

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. The Company is currently assessing the impact on its consolidated financial statements.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

Basic weighted average common shares outstanding	27,602,030	27,616,089	27,594,678	27,519,275
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	879,523	326,600	838,582	290,033
Dilutive weighted average common shares outstanding	28,481,553	27,942,689	28,433,260	27,809,308

Approximately 3 thousand shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 27, 2025, respectively, as compared to 5 hundred shares and 2 thousand shares for the same periods in 2024, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.3 million restricted stock units in the quarter and six months ended June 27, 2025, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	June 27,	December 27,
	2025	2024
Accounts receivable	$39,954	$35,926
Contract assets (unbilled revenue)	25,821	23,530
Allowance for doubtful accounts	(2,372)	(2,377)
Accounts receivable and contract assets, net	$63,403	$57,079

Accounts receivable as of June 27, 2025 and December 27, 2024, is net of uncollected advanced billings. Contract assets as of June 27, 2025 and December 27, 2024, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 29, 2023, the Company had accounts receivable and contract assets of $35.6 million and $17.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $12.3 million and $7.8 million as of June 27, 2025 and December 27, 2024, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 27,	December 27,
	2025	2024
Accrued compensation and benefits	$13,301	$10,593
Accrued bonuses	1,995	9,284
Dividend payable	3,300	3,024
Accrued sales, use, franchise and VAT tax	2,280	2,632
Non-cash stock based compensation accrual	232	974
Acquisition-related liabilities	3,232	1,788
Other accrued expenses	2,435	2,494
Total accrued expenses and other liabilities	$26,775	$30,789

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $39 thousand and $78 thousand of lease expense in the quarter and six months ended June 27, 2025, respectively, on these leases, as compared to $34 thousand and $71 thousand, respectively, for the same periods in 2024.

The components of lease expense were as follows for the six months ended June 27, 2025 (in thousands):

Operating lease cost	$652

Total net lease costs	$652

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments (continued)

The weighted average remaining lease term is 2.9 years. The weighted average discount rate utilized is 5.9%. For the quarter and six months ended June 27, 2025, the Company paid $0.4 million and $0.7 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of June 27, 2025, were as follows (in thousands):

2025 (excluding the six months ended June 27, 2025)	$707
2026	1,226
2027	817
2028	457
2029 and thereafter	192
Total lease payments	3,399
Less imputed interest	(471)
Total	$2,928

As of June 27, 2025, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of June 27, 2025, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, for the base rate. As of June 27, 2025, the interest rate on the Company's outstanding debt was 5.9%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of June 27, 2025 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of June 27, 2025, the Company was in compliance with all covenants.

As of June 27, 2025, the Company had $23.0 million of outstanding debt, excluding $0.2 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 27, 2024, the Company had $13.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

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

As of December 27, 2024 and June 27, 2025, the market conditions for the first tranche had been met and as such, although the shares have not vested, the shares were included in the Company's dilutive shares outstanding for both periods. The first tranche will vest 626,450 shares in September 2025, which includes shares that will be withheld to satisfy tax obligations. As of December 27, 2024 and June 27, 2025, the market conditions for the second and third tranche had not been met and had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $5.1 million and $10.3 million for the second quarter and six months ended June 27, 2025, respectively. As of June 27, 2025, there was $13.7 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.3 years

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Grant Date	Volatility	Risk Free Interest Rate	Dividend Yield
September 16, 2024	29.5%	3.38%	1.70%
September 17, 2024	29.5%	3.41%	1.65%

7. Stock Based Compensation (continued)

In connection with the acquisition of LeewayHertz (Note 1), the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the quarter and six months ended June 27, 2025, the Company recorded $1.8 million and $3.5 million of non-cash stock compensation expense, respectively.

During the second quarter and six months ended June 27, 2025, the Company issued 30,725 and 327,354 restricted stock units, respectively, at a weighted average grant date fair value of $26.51 and $31.37 per share, respectively. As of June 27, 2025, the Company had 3,207,982 restricted stock units outstanding at a weighted average grant date fair value of $20.06 per share. As of June 27, 2025, $38.2 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards and including the stock price award program awards discussed above, had not been recognized and is expected to be recognized over a weighted average period of approximately 2.0 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $307.2 million of the Company’s common stock. As of June 27, 2025, the Company had affected cumulative purchases under the plan of $290.2 million, leaving $17.0 million available for future purchases.

During the quarter and six months ended June 27, 2025, the Company repurchased 177 thousand shares and 382 thousand shares, respectively, on the open market and from members of the Company's Board of Directors at an average price per share of $24.47 and $27.53, respectively, for a total cost of $4.3 million and $10.5 million, respectively. This includes the Company's repurchase of 53 thousand shares from its Chief Financial Officer and members of its Board of Directors at an average price per share of $30.75 for a total cost of $1.6 million. Subsequent to June 27, 2025, the Company's board of Directors approved an additional $13.0 million authorization under the program, bringing the total available for future purchases to $30.0 million.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and six months ended June 27, 2025, the Company withheld and did not issue 3 thousand shares and 177 thousand shares, respectively, for a cost of $88 thousand and $5.6 million, respectively. During the quarter and six months ended June 28, 2024, the Company withheld and did not issue 6 thousand shares and 168 thousand shares, respectively, for a cost of $0.1 million and $3.9 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the six months ended June 27, 2025, the Company declared two quarterly dividends to its shareholders for an aggregate of $6.6 million, which were paid in April 2025 and July 2025. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to July 27, 2025, the Company declared its third quarter dividend in fiscal year 2025 to be paid in October 2025.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the six months ended June 27, 2025, the Company repurchased 53 thousand shares of its common stock from its Chief Financial Officer and members of its Board of Directors for $1.6 million, or $30.75 per share.

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

The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer ("CEO"), reviews the financial information presented for purposes of allocating resources and evaluating segment financial performance. The CODM primarily uses revenue before reimbursement generated by the segment, cost of sales, gross margin, selling, general and administrative costs and contribution margin as a measure of profitability for each of its segments as these measures provide a comprehensive view of the segments’ financial performance. The measurement criteria for segment contribution is substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Unallocated costs include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment, depreciation and amortization expense, interest expense, non-cash compensation expense and any non-recurring transactions. Segment information related to assets has been omitted as the CODM does not receive discrete financial information regarding assets at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The tables below set forth information about the Company’s operating segments for the quarter and six months ended June 27, 2025 and June 28, 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Global S&BT:
Revenue before reimbursements*	$43,611	$41,562	$86,253	$81,815
Cost of sales	22,760	21,733	$45,086	45,017
Gross margin	20,851	19,829	41,167	36,798
Selling, general and administrative costs	7,863	7,079	$15,395	13,996
Segment contribution	12,988	12,750	25,772	22,802
Oracle Solutions:
Revenue before reimbursements*	$20,494	$22,157	40,890	$43,226
Cost of sales	13,931	14,919	27,626	28,917
Gross margin	6,563	7,238	13,264	14,309
Selling, general and administrative costs	2,112	1,870	4,447	3,679
Segment contribution	4,451	5,368	8,817	10,630
SAP Solutions:
Revenue before reimbursements*	$13,524	$12,177	26,717	$26,582
Cost of sales	7,713	7,093	14,851	14,166
Gross margin	5,811	5,084	11,866	12,416
Selling, general and administrative costs	1,919	1,832	$3,723	4,281
Segment contribution	3,892	3,252	8,143	8,135
Total Company:
Total segment contribution margin	21,331	21,370	42,732	41,567

Items not allocated to segment level:
Corporate general and administrative expenses**	5,248	5,063	10,902	10,092
Non-cash stock based compensation expense***	2,814	2,850	5,579	5,449
Stock price award program compensation expense***	5,142	-	10,285	-
Acquisition-related cash compensation expense	308	-	616	-
Acquisition-related non-cash stock based compensation expense***	1,765	-	3,530	-
Acquisition-related costs	194	-	387	-
Legal settlement and related costs	-	-	-	102
Depreciation expense	1,034	941	2,059	1,883
Amortization expense	231	-	376	-
Interest expense, net	366	512	568	984
Income before taxes	$4,229	$12,004	$8,430	$23,057

*Revenue before reimbursements excludes reimbursable expenses, which are project travel-related expenses passed through to a client with no associated operating margin.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024

United States	$62,697	$64,133	$126,708	$128,884
Europe (U.K., Germany, France, Switzerland and Spain)	8,858	8,630	17,213	16,623
Other (Australia, Canada, India and Uruguay)	7,344	4,893	12,843	9,336
Total revenue	$78,899	$77,656	$156,764	$154,843

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 27,	December 27,
	2025	2024
Long-lived assets:
United States	$103,268	$100,676
Europe (U.K., Germany and Netherlands)	15,798	14,247
Other (Australia, Canada, India and Uruguay)	1,243	608
Total long-lived assets	$120,309	$115,531

The domestic long-lived assets above include the LeewayHertz allocation of goodwill of $5.8 million and the LeewayHertz and Spend Matters intangible assets of $4.0 million. See Note 1 for additional information. As of June 27, 2025 and December 27, 2024, foreign assets included $15.3 million and $14.0 million, respectively, of goodwill related to acquisitions, of which $14.3 million and $13.1 million, respectively, were attributed to the U.K.. Goodwill of $5.8 million related to the Company's acquisition of LeewayHertz, is included in the United States and was allocated to the Global S&BT segment.

12. Subsequent Event

As a result of the continued pivot of the Company’s business to Gen AI, in the third quarter of 2025, the Company will incur restructuring charges in the range of approximately $1.5 million to $2.0 million. These charges will primarily relate to severance costs, as the Company reduces staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the service offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("A.I.")-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz and Spend Matters acquisitions, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. The Company is currently assessing the impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Revenue:
Revenue before reimbursements	$77,629	$75,896	$153,860	$151,623
Reimbursements	1,270	1,760	2,904	3,220
Total revenue	78,899	77,656	156,764	154,843
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $4,985 and $9,913 and $1,640 and $3,033 of non-cash stock based compensation expense in the three and six months ended June 27, 2025 and June 28, 2024, respectively)	49,672	45,395	98,052	91,166
Reimbursable expenses	1,270	1,760	2,904	3,220
Total cost of service	50,942	47,155	100,956	94,386
Selling, general and administrative costs (includes $4,736 and $9,480 and $1,210 and $2,416 of non-cash stock based compensation expense in the three and six months ended June 27, 2025 and June 28, 2024, respectively)	23,362	17,985	46,810	36,314
Legal settlement and related costs	—	—	—	102
Total costs and operating expenses	74,304	65,140	147,766	130,802

Income from operations	4,595	12,516	8,998	24,041
Other expense, net:
Interest expense, net	(366)	(512)	(568)	(984)
Income before income taxes	4,229	12,004	8,430	23,057
Income tax expense	2,568	3,256	3,626	5,578
Net income	$1,661	$8,748	$4,804	$17,479
Diluted net income per common share	$0.06	$0.31	$0.17	$0.63

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the second quarter and first six months of 2025 and the same comparable periods of 2024. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $78.9 million and 156.8 million during the second quarter and first six months of 2025, respectively, as compared to $77.7 million and $154.8 million in the same periods in 2024, respectively. In the second quarter and first six months of 2025, one customer accounted for 7% and 8%, respectively, of our Company total revenue. In both the second quarter and first six months of 2024, one customer accounted for 13% and 11%, respectively, of our Company total revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2025	2024	2025	2024
Global S&BT	$44,205	$42,262	$87,562	$83,154
Oracle Solutions	20,801	23,045	41,887	44,774
SAP Solutions	13,893	12,349	27,315	26,915
Total revenue	$78,899	$77,656	$156,764	$154,843

Global S&BT total revenue was $44.2 million and $87.6 million during the second quarter and first six months of 2025, respectively, as compared to $42.3 million and $83.2 million in the same periods of 2024, respectively. This strong growth from our Gen AI consulting and implementation offerings was partially offset by weakness in our OneStream implementation offerings in 2025.

Oracle Solutions total revenue was $20.8 million and $41.9 million during the second quarter and first six months of 2025, respectively, as compared to $23.0 million and $44.8 million in the same periods of 2024, respectively. Although activity continues to be solid, extended client decision making has continued to make the revenue replacement of a large post go live engagement at the end of last year, take longer than we planned. This has adversely impacted this segment in the second quarter and first six months of the year.

SAP Solutions total revenue was $13.9 million and $27.3 million during the second quarter and first six months of 2025, respectively, as compared to $12.3 million and $26.9 million in the same periods of 2024, respectively. The increase in revenue during the second quarter and first six months of 2025, as compared to the same periods in 2024, was primarily due to increased implementation revenue in 2025 that corresponds with the volume of software sales from the last several quarters.

Reimbursements as a percentage of Company total revenue were 2% during both the second quarter and first six months of 2025 and 2024. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses were $49.7 million and $98.1 million for the second quarter and first six months of 2025, respectively, as compared to $45.4 million and $91.2 million in the same periods of 2024, respectively. The increase was primarily related to the stock price award program and the acquisition related non-cash stock compensation expense relating to the LeewayHertz acquisition. Personnel costs as a percentage of total Company total revenue were 63% during both the quarter and first six months of 2025, respectively and 58% and 59% for the same periods in 2024, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $5.0 million and $9.9 million during the quarter and first six months of 2025, respectively, as compared to $1.6 million and $3.0 million in the same periods, respectively. This increase was primarily related to increased non-cash stock compensation from the stock price award program issuances (Note 7) and to the acquisition related non-cash stock compensation expense (Note 1 and Note 7).

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs were $23.4 million and $46.8 million, for the second quarter and first six months of 2025, respectively, as compared to $18.0 million and $36.3 million for the same periods in 2024, respectively. This increase in the costs during the second quarter and first six months of 2025 was primarily due to increased non-cash stock based compensation from the stock price award program issuances (Note 7). SG&A costs as a percentage of total Company revenue were 30% during both the second quarter and first six months of 2025, respectively, as compared to 23% during the same periods in 2024, respectively.

Non-cash stock based compensation expense, included in SG&A, was $4.7 million and $9.5 million during the second quarter and first six months of 2025, respectively, as compared to $1.2 million and $2.4 million for the same periods in 2024, respectively. The increase in the second quarter and first six months of 2025 primarily relates to the non-cash stock compensation expense from the stock price award program issuances (Note 7).

Amortization expense was $231 thousand and $376 thousand for the second quarter and first six months of 2025, respectively, which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters. There was no intangible amortization for the same periods in 2024.

Segment Contribution. Segment contribution consists of the revenue generated by the segment, less the direct costs of revenue and selling, general and administrative expenses that are incurred directly by the segment. Items not allocated to the segment level include corporate costs related to the administrative functions that are performed in a centralized manner and that are not attributable to a particular segment. These administrative function costs include corporate general and administrative expenses, non-cash compensation, depreciation expense, interest expense and legal settlement and related costs.

Global S&BT segment contribution was $13.0 million and $25.8 million during the second quarter and first six months of 2025, respectively, as compared to $12.8 million and $22.8 million for the same periods in 2024, respectively. This increase during the second quarter and first six months of 2025 was primarily due to the revenue growth in our Gen AI consulting and implementation offerings, which were partially offset by weakness in our OneStream implementation offerings in 2025, as mentioned above.

Oracle Solutions segment contribution was $4.5 million and $8.8 million during the second quarter and first six months of 2025, respectively, as compared to $5.4 million and $10.6 million for the same periods in 2024, respectively. The decrease during the second quarter and first six months of 2025 was primarily due to decreased revenue, as discussed above, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment contribution was $3.9 million and $8.1 million during the second quarter and first six months of 2025, respectively, as compared to $3.3 million and $8.1 million for the same periods in 2024, respectively. The increase in segment contribution in the second quarter and first six months of 2025, as compared to the same periods in 2024, was primarily due to increased implementation revenue in 2025 that corresponds with the volume of software sales from the last several quarters.

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

Interest Expense, Net. Interest expense, net was $0.4 million and $0.6 million during the second quarter and first six months of 2025, respectively, as compared to $0.5 million and $1.0 million in the same periods in 2024, respectively. As of June 27, 2025, we had outstanding debt of $23.0 million, excluding debt issue costs. As of June 28, 2024, we had outstanding debt of $27.0 million, excluding debt issue costs.

Income Taxes. During the second quarter and first six months of 2025, we recorded $2.6 million and $3.6 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 60.7% and 43.0%, respectively. The increase in the effective tax rate is primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program (Note 7). During the second quarter and first six months of 2024, we recorded $3.3 million and $5.6 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 27.1% and 24.2%, respectively.

Liquidity and Capital Resources

As of June 27, 2025 and December 27, 2024, we had $10.1 million and $16.4 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 27, 2024.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 27,	June 28,
	2025	2024
Cash flows provided by operating activities	$9,843	$16,511
Cash flows used in investing activities	$(4,221)	$(1,832)
Cash flows used in financing activities	$(11,801)	$(16,477)

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.8 million during the first six months of 2025, as compared to $16.5 million during the same period in 2024. In 2025 and 2024, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increases in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments in the prior year of earned incentive compensation liabilities and the timing of paymentsfor income taxes and to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.2 million during the first six months of 2025, as compared to $1.8 million during the same period in 2024. During both the second quarter and first six months periods of 2025 and 2024, cash flows used in investing activities included investments made to the continued development of our Hackett Connect Executive Advisory member platform and continued development of our QL benchmark, DTP technologies and our Gen A.I. platforms, AI XPLR and ZBrain. In addition, cash flows used in investing activities during the second quarter of 2025 included $0.8 million of cash consideration paid for the Company's acquisition of Spend Matters.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.8 million and $16.5 million during the first six months of 2025 and 2024, respectively. The usage of cash in 2025 primarily related to the repurchase of $16.1 million of the Company's common stock and dividend payments of $6.3 million, partially offset by the $10.0 million drawdown on our Credit Facility. The usage of cash in 2024 primarily related to the repurchase of $5.0 million of the Company's common stock, dividend payments of $6.0 million and the repayment of borrowings of $6.0 million related to our Credit Facility.

As of June 27, 2025, we had $23.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $77.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 27, 2025, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and six months ended June 27, 2025.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 27, 2025, the Company repurchased 177 thousand shares at an average price of $24.47 per share for a total cost of $4.3 million. As of June 27, 2025, the Company had $17.0 million of authorization remaining under the repurchase plan. Subsequent to June 27, 2025, the Company's Board of Directors approved a $13.0 million increase to the share repurchase program.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of March 28, 2025				$21,315,284
March 29, 2025 to April 25, 2025	—	$—	—	$21,315,284
April 26, 2025 to May 23, 2025	84,165	$24.79	84,165	$19,228,625
May 24, 2025 to June 27, 2025	92,342	$24.18	92,342	$16,995,780
	176,507	$24.47	176,507

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of March 28, 2025, the Board of Directors had approved a cumulative authorization of $307.2 million with cumulative purchases under the plan of $290.2 million, leaving $17.0 million available for future purchases. There is no expiration date on the current authorization.

Shares repurchased during the quarter and six months ended June 27, 2025 under the repurchase plan do not include 3 thousand shares and 176 thousand shares for a cost of $88 thousand and $5.6 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

10.1*

Registrant's 1998 Stock Option and Incentive Plan (Amended and Restated as of February 13, 2025) (incorporated herein by reference to Appendix B of the Registrant's definitive proxy statement filed on March 21, 2025).

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

The Hackett Group, Inc.

Date: August 6, 2025	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer