Form 10-Q
period 2025-09-26
HACKETT GROUP, INC.
filed 2025-11-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2025

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

As of October 31, 2025, there were 27,130,815 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 26,	December 27,
	2025	2024
ASSETS
Current assets:
Cash	$13,895	$16,366
Accounts receivable and contract assets, net of allowance of $2,437 and $2,377 at September 26, 2025 and December 27, 2024, respectively	57,286	57,079
Prepaid expenses and other current assets	9,196	2,901
Total current assets	80,377	76,346

Property, software and equipment, net	23,084	20,343
Other assets	369	350
Intangible assets, net	3,575	2,312
Goodwill	90,565	89,782
Operating lease right-of-use assets	2,687	2,744
Total assets	$200,657	$191,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,621	$6,503
Accrued expenses and other liabilities	24,537	30,789
Contract liabilities	11,896	11,118
Income tax payable	424	3,753
Operating lease liabilities	1,183	965
Total current liabilities	42,661	53,128
Deferred tax liability, net	11,074	8,464
Long term debt, net	43,795	12,734
Operating lease liabilities	1,503	1,977
Total liabilities	99,033	76,303

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding		—
Common stock, $0.001 par value, 125,000,000 shares authorized; 61,892,815 and 61,031,629 shares issued at September 26, 2025 and December 27, 2024, respectively	62	61
Additional paid-in capital	347,679	332,285
Treasury stock, at cost, 34,762,000 and 33,540,472 shares September 26, 2025 and December 27, 2024, respectively	(308,949)	(281,022)
Retained earnings	75,772	78,311
Accumulated other comprehensive loss	(12,940)	(14,061)
Total shareholders' equity	101,624	115,574
Total liabilities and shareholders' equity	$200,657	$191,877

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Revenue:
Revenue before reimbursements	$72,166	$77,949	$226,026	$229,572
Reimbursements	945	1,828	3,849	5,048
Total revenue	73,111	79,777	229,875	234,620
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,580 and $11,493 and $2,135 and $5,168 of non-cash stock based compensation expense in the three and nine months ended September 26, 2025 and September 27, 2024, respectively)	42,433	46,417	140,485	137,583
Reimbursable expenses	945	1,828	3,849	5,048
Total cost of service	43,378	48,245	144,334	142,631
Selling, general and administrative costs (includes $4,308 and $13,788 and $1,688 and $4,104 of non-cash stock based compensation expense in the three and nine months ended September 26, 2025 and September 27, 2024, respectively)	21,162	18,732	67,972	55,046
Legal settlement and related costs	—	—	—	102
Restructuring costs	3,112	—	3,112	—
Total costs and operating expenses	67,652	66,977	215,418	197,779
Income from operations	5,459	12,800	14,457	36,841

Other expense, net:
Interest expense, net	(438)	(368)	(1,006)	(1,352)
Income before income taxes	5,021	12,432	13,451	35,489
Income tax expense	2,474	3,845	6,100	9,423
Net income	$2,547	$8,587	7,351	26,066

Basic net income per common share:
Income per common share	$0.09	$0.31	$0.27	$0.95
Weighted average common shares outstanding	27,288	27,645	27,492	27,561

Diluted net income per common share:
Income per common share	$0.09	$0.31	$0.26	$0.93
Weighted average common and common equivalent shares outstanding	27,615	28,142	28,161	27,920

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Net income	$2,547	$8,587	$7,351	$26,066
Foreign currency translation adjustment, net	(1,601)	1,475	1,121	1,066
Total comprehensive income	$946	$10,062	$8,472	$27,132

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Cash flows from operating activities:
Net income	$7,351	$26,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,111	2,824
Amortization expense	685	—
Amortization of debt issuance costs	68	56
Non-cash stock based compensation expense	25,281	9,272
Provision for doubtful accounts	122	275
Loss on foreign currency translation	140	509
Deferred income tax expense	2,452	459
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(113)	(8,895)
Increase in prepaid expenses and other assets	(6,104)	(1,244)
(Decrease) in accounts payable	(1,905)	(2,277)
(Decrease) in accrued expenses and other liabilities	(5,928)	(2,387)
(Decrease) increase in contract liabilities	(595)	468
(Decrease) increase in income tax payable	(3,328)	1,963
Net cash provided by operating activities	21,237	27,089
Cash flows from investing activities:
Purchases of property, software and equipment	(5,859)	(3,061)
Cash consideration paid for acquisition	(767)	(6,541)
Net cash used in investing activities	(6,626)	(9,602)
Cash flows from financing activities:
Debt proceeds	33,000	—
Repayment of debt	(2,000)	(13,000)
Debt issuance costs	(7)	(28)
Proceeds from ESPP	670	535
Taxes paid to satisfy employee withholding tax obligations	(11,118)	(4,070)
Dividends paid	(9,644)	(9,070)
Repurchase of common stock	(27,926)	(2,792)
Net cash used in financing activities	(17,025)	(28,425)
Effect of exchange rate on cash	(57)	(55)
Net decrease in cash	(2,471)	(10,993)
Cash at beginning of period	16,366	20,957
Cash at end of period	$13,895	$9,964
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,551	$6,653
Cash paid for interest	$974	$1,592
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,270	$3,041

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)			—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415
Issuance of common stock	35	—	583	—	—	—	—	583
Treasury stock purchased	—	—	—	(177)	(4,319)	—	—	(4,319)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	8,994	—	—	—	—	8,994
Dividends declared	—	—	—	—	—	(3,302)	—	(3,302)
Net income	—	—	—	—	—	1,661	—	1,661
Foreign currency translation	—	—	—	—	—	—	1,770	1,770
Balance at June 27, 2025	61,430	$61	$346,128	(33,923)	$(291,543)	$76,495	$(11,339)	$119,802
Issuance of common stock	462	1	(5,515)	—	—	—	—	(5,514)
Treasury stock purchased	—	—	—	(839)	(17,406)	—	—	(17,406)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	7,066	—	—	—	—	7,066
Dividends declared	—	—	—	—	—	(3,270)	—	(3,270)
Net income	—	—	—	—	—	2,547	—	2,547
Foreign currency translation	—	—	—	—	—	—	(1,601)	(1,601)
Balance at September 26, 2025	61,892	$62	$347,679	(34,762)	$(308,949)	$75,772	$(12,940)	$101,624

	Common Stock		Additional Paid in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'

	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock	378	—	(3,782)	—	—	—	—	(3,782)
Treasury stock purchased	—	—	—	(43)	(1,055)	—	—	(1,055)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,874	—	—	—	—	2,874
Dividends declared	—	—	—	—	—	(3,036)	—	(3,036)
Net income	—	—	—	—	—	8,731	—	8,731
Foreign currency translation	—	—	—	—	—	—	(331)	(331)
Balance at March 29, 2024	60,959	$61	$316,126	(33,358)	$(275,655)	$66,515	$(13,566)	$93,481
Issuance of common stock	41	—	391	—	—	—	—	391
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,718	—	—	—	—	2,718
Dividends declared	—	—	—	—	—	(3,037)	—	(3,037)
Net income	—	—	—	—	—	8,748	—	8,748
Foreign currency translation	—	—	—	—	—	—	(78)	(78)
Balance at June 28, 2024	61,000	$61	$319,235	(33,358)	$(275,655)	$72,226	$(13,644)	$102,223
Issuance of common stock	15	—	(145)	—	—	—	—	(145)
Treasury stock purchased	—	—	—	(65)	(1,737)	—	—	(1,737)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	3,554	—	—	—	—	3,554
Dividends declared	—	—	—	—	—	(3,041)	—	(3,041)
Net income	—	—	—	—	—	8,587	—	8,587
Foreign currency translation	—	—	—	—	—	—	1,475	1,475
Balance at September 27, 2024	61,015	$61	$322,644	(33,423)	$(277,392)	$77,772	$(12,169)	$110,916

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 27, 2024, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2025. The consolidated results of operations for the quarter and nine months ended September 26, 2025, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Business Combination

LeewayHertz

On September 16, 2024, the Company executed an agreement to acquire 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on artificial intelligence (A.I.) technology solutions for a purchase consideration of $7.8 million subject to a working capital achievement. This acquisition marks a significant milestone in the Company's aggressive strategy to become a leading architect of its clients' generative A.I. ("Gen A.I.") journey. The acquisition closed on September 23, 2024. Leeway’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the Gen A.I. practice.

The following table summarizes the fair value of the assets acquired and liabilities assumed:

Amount
Assets / Liabilities	(in thousands)
Cash	$1,020
Current assets	2,081
Intangible assets	2,500
Current liabilities	(2,561)
Other Liability	(432)
Deferred tax liability	(652)
Net assets acquired	$1,956

Consideration	$7,832
Goodwill	$5,876

As a result, the excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized intangible assets of $2.5 million, with a remaining weighted average useful life of 3.6 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies. The following table summarizes the acquired value of the intangible assets:

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,200	5
Technology	200	2
Non-Compete	100	2
Total	$2,500

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby The Hackett Group will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain Gen A.I. platform. The Company has committed to fund up to $10.0 million of development costs related to the ZBrain Gen A.I. platform subject to the business plans approved by the JV Board of Directors. The integration of AI XPLR and the ZBrain Gen A.I. orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients.

Spend Matters

On May 15, 2025, Hackett acquired certain assets and liabilities of Spend Matters LLC (“Spend Matters”), a leading provider of data-backed technology and solutions intelligence in the procurement and supply chain sectors. At closing, Hackett paid cash consideration of $767 thousand.

As a result of the acquisition, the Company recognized provisional intangible assets of $2.0 million, with a remaining weighted average useful life of 2.8 years.

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

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenue and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. See Note 11 “Segment Information and Geographical Data” for detailed segment information. The LeewayHertz and Spend Matters acquired businesses are both included in the Company's Global S&BT segment.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

			Foreign
	December 27,	Additions/	Currency	September 26,
	2024	Adjustments	Translation	2025
Global S&BT	$63,090	$26	$757	$63,873
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$89,782	$26	$757	$90,565

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended September 26, 2025, the Company recognized $1.2 million and $7.5 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $1.7 million and $10.7 million, respectively, for the quarter and nine months ended September 27, 2024. As of December 29, 2023, the Company had $12.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarter and nine months ended September 26, 2025 and September 27, 2024 (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Global S&BT:
North America Consulting	$33,246	$36,563	$100,508	$105,201
International Consulting	9,679	7,502	29,979	22,018
Total Global S&BT	$42,925	$44,065	$130,487	$127,219
Oracle Solutions:
Consulting and software support and maintenance	$16,504	$22,759	$58,390	$67,533
Total Oracle Solutions	$16,504	$22,759	$58,390	$67,533
SAP Solutions:
Consulting and software support and maintenance	$12,977	$10,934	$35,246	$31,576
Software-related sales	705	2,019	5,752	8,292
Total SAP Solutions	$13,682	$12,953	$40,998	$39,868
Total segment revenue	$73,111	$79,777	$229,875	$234,620

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

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered the incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 27, 2024 and December 29, 2023, the Company had $1.8 million and $1.7 million, respectively, of deferred commissions, of which $0.4 million and $1.5 million was amortized during both the quarter and nine months ended September 26, 2025, respectively, and $0.2 million and $0.9 million was amortized for the same periods in 2024, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of September 26, 2025 and December 27, 2024, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024

Basic weighted average common shares outstanding	27,287,733	27,645,288	27,492,363	27,561,279
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	327,295	496,226	668,153	358,764
Dilutive weighted average common shares outstanding	27,615,028	28,141,514	28,160,516	27,920,043

Approximately 40 thousand shares and 14 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 26, 2025, respectively, as compared to one thousand shares for the same periods in 2024, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.3 million restricted stock units in the quarter and nine months ended September 26, 2025, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 26,	December 27,
	2025	2024
Accounts receivable	$33,539	$35,926
Contract assets (unbilled revenue)	26,184	23,530
Allowance for doubtful accounts	(2,437)	(2,377)
Accounts receivable and contract assets, net	$57,286	$57,079

Accounts receivable as of September 26, 2025 and December 27, 2024, is net of uncollected advanced billings. Contract assets as of September 26, 2025 and December 27, 2024, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 29, 2023, the Company had accounts receivable and contract assets of $35.6 million and $17.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $10.3 million and $7.8 million as of September 26, 2025 and December 27, 2024, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 26,	December 27,
	2025	2024
Accrued compensation and benefits	$11,469	$10,593
Accrued bonuses	1,444	9,284
Dividend payable	3,270	3,024
Accrued sales, use, franchise and VAT tax	2,278	2,632
Non-cash stock based compensation accrual	172	974
Acquisition-related liabilities	1,582	1,788
Restructuring costs	1,673	-
Other accrued expenses	2,649	2,494
Total accrued expenses and other liabilities	$24,537	$30,789

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $39 thousand and $117 thousand of lease expense in the quarter and nine months ended September 26, 2025, respectively, on these leases, as compared to $35 thousand and $106 thousand, respectively, for the same periods in 2024.

The components of lease expense were as follows for the nine months ended September 26, 2025 (in thousands):

Operating lease cost	$984

Total net lease costs	$984

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments (continued)

The weighted average remaining lease term is 2.8 years. The weighted average discount rate utilized is 6.0%. For the quarter and nine months ended September 26, 2025, the Company paid $0.4 million and $1.0 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of September 26, 2025, were as follows (in thousands):

2025 (excluding the nine months ended September 26, 2025)	$342
2026	1,207
2027	805
2028	446
2029 and thereafter	185
Total lease payments	2,985
Less imputed interest	(298)
Total	$2,687

As of September 26, 2025, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of September 26, 2025, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, for the base rate. As of September 26, 2025, the interest rate on the Company's outstanding debt was 5.8%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of September 26, 2025 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of September 26, 2025, the Company was in compliance with all covenants.

As of September 26, 2025, the Company had $44.0 million of outstanding debt, excluding $0.2 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 27, 2024, the Company had $13.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

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

As of September 26, 2025, the market condition for the first tranche had been met and the service conditions were met and as such, the shares were vested and were included in the Company's basic shares outstanding for the period. As of December 27, 2024, the market conditions for the first tranche had been met and as such, although the shares had not vested, the shares were included in the Company's dilutive shares outstanding for the period. The first tranche vested 626,450 shares in September 2025, which included shares that were withheld to satisfy tax obligations. As of December 27, 2024 and September 26, 2025, the market conditions for the second and third tranche had not been met and the shares had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $4.8 million and $15.1 million for the third quarter and nine months ended September 26, 2025, respectively. As of September 26, 2025, there was $8.9 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.4 years.

The following tables summarize information about the Company’s stock price award program awards described above:

Award Summary

Tranche	Grant Date Fair Value		Share Price Vesting Conditions	Underlying Share #		Contractual Service Period	Derived Service Period
	September 16, 2024	September 17, 2024	Both Grant Dates	September 16, 2024	September 17, 2024	Both Grant Dates	September 16, 2024	September 17, 2024
1	$21.26	$22.85	>$30pershare	424,000	202,450	1 year	0.60 years	0.46 years
2	$14.96	$16.31	>$30to<$40pershare	424,000	202,450	2 years	2.00 years	1.86 years
3	$9.93	$11.03	>$40to<$50pershare	424,000	202,450	3 years	2.71 years	2.60 years

The following table summarizes the fair value assumption utilized in the Monte Carlo valuation model to calculate fair value:

Grant Date	Volatility	Risk Free Interest Rate	Dividend Yield
September 16, 2024	29.5%	3.38%	1.70%
September 17, 2024	29.5%	3.41%	1.65%

7. Stock Based Compensation (continued)

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the acquisition of LeewayHertz (Note 1), the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the quarter and nine months ended September 26, 2025, the Company recorded a reversal of $1.6 million and expense of $2.0 million of non-cash stock compensation expense, respectively.

During the third quarter and nine months ended September 26, 2025, the Company issued 29,507 and 356,861 restricted stock units, respectively, at a weighted average grant date fair value of $20.91 and $30.51 per share, respectively. As of September 26, 2025, the Company had 2,498,820 restricted stock units outstanding at a weighted average grant date fair value of $26.09 per share. As of September 26, 2025, $29.9 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards and including the stock price award program awards discussed above, had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $320.2 million of the Company’s common stock. As of September 26, 2025, the Company had affected cumulative purchases under the plan of $307.6 million, leaving $12.6 million available for future purchases.

During the quarter and nine months ended September 26, 2025, the Company repurchased 839 thousand shares and 1.2 million shares, respectively, on the open market and from members of the Company's Board of Directors at an average price per share of $20.73 and $22.86, respectively, for a total cost of $17.4 million and $27.9 million, respectively. This includes the Company's repurchase of 50 thousand shares from its Chief Financial Officer and members of its Board of Directors at an average price per share of $30.78 for a total cost of $1.6 million.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and nine months ended September 26, 2025, the Company withheld and did not issue 268 thousand shares and 444 thousand shares, respectively, for a cost of $5.5 million and $11.1 million, respectively. During the quarter and nine months ended September 27, 2024, the Company withheld and did not issue 6 thousand shares and 174 thousand shares, respectively, for a cost of $0.1 million and $4.1 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the nine months ended September 26, 2025, the Company declared three quarterly dividends to its shareholders for an aggregate of $9.6 million, which were paid in April 2025, July 2025, and October 2025. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to September 26, 2025, the Company declared its fourth quarter dividend in fiscal year 2025 to be paid in January 2026.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Transactions with Related Parties

During the nine months ended September 26, 2025, the Company repurchased 50 thousand shares of its common stock from its Chief Financial Officer and members of its Board of Directors for $1.6 million, or $30.78 per share.

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

The tables below set forth information about the Company’s operating segments for the quarter and nine months ended September 26, 2025 and September 27, 2024, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Global S&BT:
Revenue before reimbursements*	$42,398	$43,252	$128,651	$125,068
Cost of sales	21,440	22,781	66,526	67,800
Gross margin	20,958	20,471	62,125	57,268
Selling, general and administrative costs	7,717	6,378	23,111	20,374
Segment contribution	13,241	14,093	39,014	36,894
Oracle Solutions:
Revenue before reimbursements*	$16,353	$21,838	$57,243	$65,063
Cost of sales	11,751	14,303	39,377	43,220
Gross margin	4,602	7,535	17,866	21,843
Selling, general and administrative costs	1,921	2,014	6,368	5,693
Segment contribution	2,681	5,521	11,498	16,150
SAP Solutions:
Revenue before reimbursements*	$13,415	$12,859	$40,132	$39,442
Cost of sales	8,183	7,175	23,035	21,341
Gross margin	5,232	5,684	17,097	18,101
Selling, general and administrative costs	1,569	1,986	5,293	6,267
Segment contribution	3,663	3,698	11,804	11,834
Total Company:
Total segment contribution margin	19,585	23,312	62,316	64,878

Items not allocated to segment level:
Corporate general and administrative expenses**	4,292	5,655	15,196	15,745
Non-cash stock based compensation expense***	2,694	2,989	8,272	8,438
Stock price award program compensation expense***	4,768	602	15,053	602
Acquisition-related cash compensation expense	(540)	41	76	41
Acquisition-related non-cash stock based compensation expense***	(1,574)	232	1,956	232
Acquisition-related costs	11	53	398	53
Restructuring costs	3,112	-	3,112	-
Legal settlement and related costs	-	-	-	102
Depreciation expense	1,052	940	3,111	2,824
Amortization expense	311	-	685	-
Interest expense, net	438	368	1,006	1,352
Income before taxes	$5,021	$12,432	$13,451	$35,489

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024

United States	$58,077	$66,214	$184,785	$195,098
Europe (U.K., Germany, France, Switzerland and Spain)	8,366	8,484	25,579	25,107
Other (Australia, Canada, India and Uruguay)	6,668	5,079	19,511	14,415
Total revenue	$73,111	$79,777	$229,875	$234,620

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 26,	December 27,
	2025	2024
Long-lived assets:
United States	$103,063	$100,676
Europe (U.K., Germany and Netherlands)	15,566	14,247
Other (Australia, Canada, India and Uruguay)	1,651	608
Total long-lived assets	$120,280	$115,531

The domestic long-lived assets above include the LeewayHertz allocation of goodwill of $5.8 million and the LeewayHertz and Spend Matters intangible assets of $4.0 million. See Note 1 for additional information. As of September 26, 2025 and December 27, 2024, foreign assets included $14.9 million and $14.0 million, respectively, of goodwill related to acquisitions, of which $13.9 million and $13.1 million, respectively, were attributed to the U.K.. Goodwill of $5.8 million related to the Company's acquisition of LeewayHertz, is included in the United States and was allocated to the Global S&BT segment.

12. Restructuring Costs

During the third quarter of 2025, the Company incurred restructuring costs of $3.1 million as a result of its continued pivot of its business to Gen AI. The costs were employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the Company's service offerings.

The following table sets forth the activity in the restructuring expense accrual (in thousands):

Employee- Related
Costs
Accrual balance at December 27, 2024	$—
Expense	3,112
Cash paid	(1,439)
Accrual balance at September 26, 2025	$1,673

13. Subsequent Event

Tender Offer

On November 4, 2025, the Company announced that it plans to launch a tender offer to purchase up to $40.0 million in value of shares of its common stock at a price not less than $18.30 nor more than $21.00 per Share, to the seller in cash, less any applicable withholding taxes and without interest.

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

The tender offer will be made pursuant to the Company’s increased share repurchase authorization which was increased by $40.0 million subsequent to September 26, 2025. The Company intends to pay for the shares repurchased in the tender offer with cash borrowed under the Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("Gen A.I.")-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz and Spend Matters acquisitions, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed.

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

Hackett is a global IP platform-based Gen AI strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and Coupa implementation offerings.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Revenue:
Revenue before reimbursements	$72,166	$77,949	$226,026	$229,572
Reimbursements	945	1,828	3,849	5,048
Total revenue	73,111	79,777	229,875	234,620
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $1,580 and $11,493 and $2,135 and $5,168 of non-cash stock based compensation expense in the three and nine months ended September 26, 2025 and September 27, 2024, respectively)	42,433	46,417	140,485	137,583
Reimbursable expenses	945	1,828	3,849	5,048
Total cost of service	43,378	48,245	144,334	142,631
Selling, general and administrative costs (includes $4,308 and $13,788 and $1,688 and $4,104 of non-cash stock based compensation expense in the three and nine months ended September 26, 2025 and September 27, 2024, respectively)	21,162	18,732	67,972	55,046
Legal settlement and related costs	—	—	—	102
Restructuring costs	3,112	—	3,112	—
Total costs and operating expenses	67,652	66,977	215,418	197,779

Income from operations	5,459	12,800	14,457	36,841
Other expense, net:
Interest expense, net	(438)	(368)	(1,006)	(1,352)
Income before income taxes	5,021	12,432	13,451	35,489
Income tax expense	2,474	3,845	6,100	9,423
Net income	$2,547	$8,587	$7,351	$26,066
Diluted net income per common share	$0.09	$0.31	$0.26	$0.93

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the third quarter and first nine months of 2025 and the same comparable periods of 2024. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $73.1 million and $230.0 million during the third quarter and first nine months of 2025, respectively, as compared to $79.8 million and $234.6 million in the same periods in 2024, respectively. In the third quarter and first nine months of 2025, one customer accounted for 5% and 7%, respectively, of our Company total revenue. In the third quarter and first nine months of 2024, one customer accounted for 13% and 12%, respectively, of our Company total revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2025	2024	2025	2024
Global S&BT	$42,925	$44,065	$130,487	$127,219
Oracle Solutions	16,504	22,759	58,390	67,533
SAP Solutions	13,682	12,953	40,998	39,868
Total revenue	$73,111	$79,777	$229,875	$234,620

Global S&BT total revenue was $42.9 million and $130.5 million during the third quarter and first nine months of 2025, respectively, as compared to $44.1 million and $127.2 million in the same periods of 2024, respectively. The growth from our Gen AI consulting and implementation offerings in this segment was more than offset by weakness in our OneStream implementation offerings and the non-renewal of a meaningful IPaaS contract in the third quarter of 2025.

Oracle Solutions total revenue was $16.5 million and $58.4 million during the third quarter and first nine months of 2025, respectively, as compared to $22.8 million and $67.5 million in the same periods of 2024, respectively. Although activity continues to be solid, extended client decision making has continued to make the revenue replacement of a large post go live engagement at the end of last year take longer than we planned. This has adversely impacted this segment in the third quarter and first nine months of the year.

SAP Solutions total revenue was $13.7 million and $41.0 million during the third quarter and first nine months of 2025, respectively, as compared to $13.0 million and $39.9 million in the same periods of 2024, respectively. The increase in revenue during the third quarter and first nine months of 2025, as compared to the same periods in 2024, was primarily due to increased implementation services, partially offset by lower software sales in the third quarter and first nine months of 2025.

Reimbursements as a percentage of Company total revenue were 1% and 2% during the third quarter and first nine months of 2025 and 2024, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses were $42.4 million and $140.5 million for the third quarter and first nine months of 2025, respectively, as compared to $46.4 million and $137.6 million in the same periods of 2024, respectively. The decrease in the third quarter of 2025 was primarily related to the decrease of acquisition related non-cash stock based compensation expense relating to the LeewayHertz acquisition and lower bonus accruals, partially offset by the increase in non-cash stock compensation expense related to the stock price award program. The increase in the first nine months of 2025 was primarily related to the increase in non-cash stock compensation expense related to the stock price award program and the acquisition related non-cash stock compensation expense relating to the LeewayHertz acquisition, partially offset by lower bonus accruals. Personnel costs as a percentage of total Company total revenue were 58% and 61% during the quarter and first nine months of 2025, respectively, and 58% and 59% for the same periods in 2024, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses was $1.6 million and $11.5 million during the quarter and first nine months of 2025, respectively, as compared to $2.1 million and $5.2 million in the same periods, respectively. The increase in the first nine months of 2025 was primarily related to increased non-cash stock compensation from the stock price award program issuances (Note 7), partially offset by lower acquisition related non-cash stock compensation expense (Note 1 and Note 7).

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs were $21.2 million and $68.0 million, for the third quarter and first nine months of 2025, respectively, as compared to $18.7 million and $55.0 million for the same periods in 2024, respectively. This increase in the costs during the third quarter and first nine months of 2025 was primarily due to increased non-cash stock based compensation from the stock price award program issuances (Note 7). SG&A costs as a percentage of total Company revenue were 29% and 30% during the third quarter and first nine months of 2025, respectively, as compared to 23% during each of the same periods in 2024, respectively.

Non-cash stock based compensation expense, included in SG&A, was $4.3 million and $13.8 million during the third quarter and first nine months of 2025, respectively, as compared to $1.7 million and $4.1 million for the same periods in 2024, respectively. The increase in the third quarter and first nine months of 2025 primarily relates to the non-cash stock compensation expense from the stock price award program issuances (Note 7).

Amortization expense was $0.3 thousand and $0.7 thousand for the third quarter and first nine months of 2025, respectively, which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters. There was no intangible amortization for the same periods in 2024.

Restructuring Costs. During the third quarter of 2025, we incurred restructuring costs of $3.1 million as a result of the continued pivot of our business to Gen AI. These costs were primarily employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage of our Gen AI delivery platforms are expected to have on our service offerings.

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

Global S&BT segment contribution was $13.2 million and $39.0 million during the third quarter and first nine months of 2025, respectively, as compared to $14.1 million and $37.0 million for the same periods in 2024, respectively. The growth from our Gen AI consulting and implementation offerings in this segment was more than offset by weakness in our OneStream implementation offerings and the non-renewal of a meaningful IPaaS in the third quarter of 2025, as mentioned above.

Oracle Solutions segment contribution was $2.7 million and $11.5 million during the third quarter and first nine months of 2025, respectively, as compared to $5.5 million and $16.2 million for the same periods in 2024, respectively. The decrease during the third quarter and first nine months of 2025 was primarily due to decreased revenue, as discussed above, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment contribution was $3.7 million and $11.8 million during both the third quarter and first nine months of 2025 and 2024, respectively.

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

Interest Expense, Net. Interest expense, net was $0.4 million and $1.0 million during the third quarter and first nine months of 2025, respectively, as compared to $0.4 million and $1.4 million in the same periods in 2024, respectively. As of September 26, 2025, we had outstanding debt of $44.0 million, excluding debt issue costs. As of September 27, 2024, we had outstanding debt of $20.0 million, excluding debt issue costs.

Income Taxes. During the third quarter and first nine months of 2025, we recorded $2.5 million and $6.1 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 49.3% and 45.3%, respectively. The increase in the effective tax rate is primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program (Note 7). During the third quarter and first nine months of 2024, we recorded $3.8 million and $9.4 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 30.9% and 26.6%, respectively.

Liquidity and Capital Resources

As of September 26, 2025 and December 27, 2024, we had $13.9 million and $16.4 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 27, 2024.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 26,	September 27,
	2025	2024
Cash flows provided by operating activities	$21,237	$27,089
Cash flows used in investing activities	$(6,626)	$(9,602)
Cash flows used in financing activities	$(17,025)	$(28,425)

Cash Flows from Operating Activities

Net cash provided by operating activities was $21.2 million during the first nine months of 2025, as compared to $27.1 million during the same period in 2024. In 2025, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items. The cash inflows were partially offset by decreases in accrued liabilities and other accruals primarily due to payments of incentive compensation liabilities and vendors and increases in prepaid expenses primarily due to the timing of payments for income taxes. In 2024, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increases in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments of earned incentive compensation liabilities and the timing of payments for income taxes and to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.6 million during the first nine months of 2025, as compared to $9.6 million during the same period in 2024. During both the third quarter and first nine months periods of 2025 and 2024, cash flows used in investing activities included investments made to the continued development of our Hackett Connect Executive Advisory member platform and continued development of our QL benchmark, DTP technologies and our Gen A.I. platforms, AI XPLR and ZBrain. In addition, cash flows used in investing activities during the third quarter of 2025 included $0.8 million of cash consideration paid for the Company's acquisition of Spend Matters.

Cash Flows from Financing Activities

Net cash used in financing activities was $17.0 million and $28.4 million during the first nine months of 2025 and 2024, respectively. The usage of cash in 2025 primarily related to the repurchase of $39.0 million of the Company's common stock and dividend payments of $9.6 million, partially offset by a net $31.0 million drawdown on our Credit Facility. The usage of cash in 2024 primarily related to the repayment of borrowings of $13.0 million related to our Credit Facility, dividend payments of $9.1 million and the repurchase of $6.9 million of the Company's common stock.

As of September 26, 2025, we had $44.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $56.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 26, 2025, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter and nine months ended September 26, 2025.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the India Rupee and the Australian Dollar. These exposures may change over time as business practices evolve.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 26, 2025, the Company repurchased 839 thousand shares at an average price of $20.73 per share for a total cost of $17.4 million. As of September 26, 2025, the Company had $12.6 million of authorization remaining under the repurchase plan. Subsequent to September 26, 2025, the Company’s Board of Directors approved a $40.0 million increase to the share repurchase program. On November 4, 2025, the Company announced that it plans to launch a tender offer to purchase up to $40.0 million in value of shares of its common stock. The tender offer will be made pursuant to the increased share repurchase authorization.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of June 27, 2025				$16,995,780
June 28, 2025 to July 25, 2025	—	$—	—	$16,995,780
July 26, 2025 to August 22, 2025	371,528	$20.71	371,528	$22,301,969	*
August 23, 2025 to September 26, 2025	467,924	$20.75	467,924	$12,590,311
	839,452	$20.73	839,452

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of September 26, 2025, the Board of Directors had approved a cumulative authorization of $320.2 million with cumulative purchases under the plan of $307.6 million, leaving $12.6 million available for future purchases. There is no expiration date on the current authorization.

*The Company’s Board of Directors approved an additional share repurchase authorization of $13.0 million on July 31, 2025.

Shares repurchased during the quarter and nine months ended September 26, 2025 under the repurchase plan do not include 268 thousand shares and 444 thousand shares for a cost of $5.5 million and $11.1 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: November 5, 2025	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer