Form 10-K
period 2025-12-26
HACKETT GROUP, INC.
filed 2026-02-27
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 26, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $437,819,579 on June 27, 2025 based on the last reported sale price of the registrant’s common stock on the NASDAQ Global Market.

The number of shares of the registrant’s common stock outstanding on February 23, 2026 was 25,380,429.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2024 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

THE HACKETT GROUP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference in it include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence (AI)-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz and Spend Matters (as defined below) acquisitions, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed. An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

GENERAL

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Hackett Group,” “Hackett,” the “Company,” “we,” “us,” and “our” refer to The Hackett Group, Inc. and its subsidiaries and predecessors. We were originally incorporated on April 23, 1997.

Our fiscal year ended December 26, 2025.

OVERVIEW

The Hackett Group, Inc. (NASDAQ: HCKT) is a global, IP platform-based generative artificial intelligence (“Gen AI”) strategic advisory, business transformation, and enterprise application implementation firm. We combine proprietary benchmarking and best-practice process intelligence intellectual property ("IP") with Gen AI–enabled delivery platforms to help clients identify, prioritize, design, and implement high-impact improvements across enterprise functions, including supply chain and operations, finance, human resources, information technology, procurement and corporate services, as well as selected enterprise application implementation services, including Oracle, SAP, OneStream, and eProcurement applications.

WHAT MAKES US DIFFERENT?

Over the past two years, we have systematically developed a suite of IP Gen AI platforms delivery platforms, which are distinctly enabled by our Hackett Domain Specific Language Model, which we refer to as our Solution Language Model ("SLM"). The Hackett SLM does not produce generic ideas. It applies domain expertise, our process performance benchmarks and best practices intelligence IP, and a structured ideation and solution-design approach to rapidly turn AI opportunities into deployable, implementation-ready solutions. This innovation allows us to accelerate and enhance all of our client AI transformation efforts and highly differentiates our offerings. We do not believe that you can successfully deploy high impact solutions without a detail understanding of the client specific requirements. Without client specific business, process, automation and data requirements, there is no way to drive true breakthrough or transformative value to complex enterprise environments.

Our platform-enabled model is grounded in our globally recognized Digital World Class® performance benchmarks and best-practice process intelligence (collectively, “Hackett Intelligence IP”). As of December 26, 2025, we have completed over 28,400 benchmarking and performance studies and have measured and evaluated enterprise processes for thousands of organizations globally. This proprietary process benchmarking and intelligence IP is the foundation for our offerings and power the structured knowledge embedded within our Gen AI platforms.

MARKET CONTEXT AND INDUSTRY DYNAMICS

We believe we are entering a massive automation expansion era, which will significantly increase the automation footprint of most organizations. This new opportunity will require enterprise software and service providers to expand their agentic capabilities to capture this opportunity. We believe this AI transition is also forcing organizations to reassess the nature of transformation investments in response to rapidly evolving Gen AI capabilities. While demand for traditional digital transformation remains present, many organizations are redirecting an increasing amount of their Gen AI experimentation and tactical initiatives to enterprise wide assessment of high impact AI solutions.

We believe that sustainable AI value realization requires more than access to large language models or other generic automation tools. Meaningful return on investment ("ROI") results depend on enterprise discovery efforts that allows organizations to prioritize their investment to more ambitious solutions which are pursued based on strategic priorities and the capability of the respective organization. Our platforms are designed to address these requirements and help clients move from experimentation to transformational operationalized, measurable outcomes.

OUR OFFERINGS AND IP PLATFORM-BASED DELIVERY MODEL

Our platforms have now allowed us to transition from a traditional labor-based delivery model to an IP platform enabled approach. Under our new delivery model our consultants leverage our new platforms to accelerate and enhance the value we deliver to our clients. This Gen AI enabled model is highly differentiated and allows us to deliver measurable ROI outcomes which we believe will allow us to increase our addressable market with new enterprise-wide solutions which we expect will increase our Gen AI revenues and expand our margins.

Hackett Intelligence IP

Our proprietary intellectual property includes benchmarking metrics, productivity and cost analytics, best practices, process taxonomies, software configuration guides and best-practice process flows developed over decades of client transformational benchmarking engagements and research. We use this IP to quantify performance gaps, identify performance improvement opportunities, conduct enterprise application fit analyses and define target-state operating models to support execution. Our IP is continuously refreshed through ongoing benchmark studies, client engagements, and hands-on delivery experience.

Hackett Solution Language Model and Platform Architecture

Our Gen AI delivery platforms leverage a proprietary domain specific SLM and structured knowledge derived from our Hackett Intelligence IP. This architecture is designed, trained and tuned to deliver context-aware insight and repeatable solution designs from end to end process to an individual work step level. It is this granular capability that allows us to create complete and precise solution outcomes.

Hackett AI XPLR™

Hackett AI XPLR ("AI XPLR") enables enterprises to identify feasible AI opportunities, design optimal AI‑enabled agentic workflows, and invest with confidence, which is supported by Hackett performance intelligence validated ROI.

AI XPLR is our enterprise-wide Gen AI assessment, ideation and solution design platform. It can be used on a facilitated basis to support the delivery of an engagement or it can be licensed and used with on demand support.

AI XPLR is designed to help organizations identify and prioritize high-impact Gen AI use cases, simulate solution concepts and quantify potential business benefits, perform detailed process and agentic workflow design, establish measurable value cases and assess feasibility requirements. AI XPLR is powered by our Hackett SLM and is uniquely informed by Hackett Intelligence IP.

XT™ (Business Transformation Delivery Platform)

XT is our Gen AI–enabled business transformation acceleration platform, introduced prior to the end of fiscal year 2025. XT is used internally by our consultants to support business transformation engagements by embedding benchmark-based best practices, which assess target-state service delivery operating model alternatives including capability maturity and best practice process flow assessments, which result in a detailed transformation roadmap in a digitally delivered experience.

AIXelerator™ (“AIX”) (Technology Implementation Delivery Platform)

AIX is our Gen AI–enabled platform designed to support enterprise application implementation and modernization engagements including Oracle, OneStream and eProcurement implementations. AIX is used to accelerate and enhance requirements gathering, design, configuration and other implementation activities.

Ask Hackett AI™ and Hackett Connect™

Ask Hackett AI is our Gen AI–assisted knowledge and insight capability that enables Hackett associates to support delivery of executive advisory and applied intelligence programs. Hackett Connect is our membership platform that provides clients with structured access to advisors, research, benchmarking results, and events.

Quantum Leap® and Digital Transformation Platform (DTP)

Quantum Leap® is our benchmarking and continuous improvement software-as-a-service platform. Our Digital Transformation Platform digitizes and organizes Hackett IP to help clients translate benchmark insight into actionable execution steps. These platforms support our services and elements of it are available on a self-serve basis.

ZBrain (Gen AI Engineering and Agentic Workflow Build Capability)

In September of 2024, we acquired the globally recognized Gen AI engineering capabilities of ZBrain, the agentic orchestration platform of LeewayHertz to expand our agentic design and build capabilities and also enhance our platform innovation and licensing efforts.

Oracle Solutions

Our Oracle Solutions Segment helps clients choose and deploy Oracle applications that best meet their needs and objectives. In 2017, we acquired Oracle ERP and Cloud implementation capabilities. This allowed us to greatly increase the size of our Oracle addressable market and strongly positioned us to be a strategic provider of Oracle’s rapidly growing cloud software and services market. The software market is rapidly moving to cloud-based software, which led us to aggressively transition our Oracle Solutions segment from being primarily focused on the implementation of Oracle EPM on-premise software to the entire Oracle Cloud Enterprise Suite. We believe the actions we took to expand our Oracle Cloud capabilities from EPM on-premise to the entire Oracle Cloud ERP Suite have strongly positioned us to take advantage of this secular cloud migration growth opportunity. Another significant investment we made was to digitize all of our IP and to build our proprietary Hackett DTP. By specifically building one of our first versions around the Oracle Cloud application functionality, we believe we can quickly demonstrate how to optimize the configuration of Oracle Cloud applications to drive to its fully intended transformative outcome. We believe these moves align our Oracle Solutions segment with the Oracle go-to-market strategy and will also allow us to use our unique best-practice implementation IP to demonstrate the value of Oracle Cloud applications for the Oracle sales channel. These improvements cover many aspects of service delivery, including process improvement, technology deployment, organizational alignment, information and data definition and skills and competency alignment. Solutions typically reside in three primary areas: Core Financial Close and Consolidation, Integrated Business Planning, and Reporting / Advanced Analytics. Solution innovations have taken the group into areas such as big data, cloud technology data management and governance, and industry-specific analytic templates. This will now extend to Oracle imbedded Gen AI solutions.

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

STRATEGY

We have aggressively pivoted our offerings to address opportunities created by Gen AI and AI enabled business transformation, leveraging emerging agentic enterprise operating models. Our strategy focuses on expanding the reach of our IP through platform-enabled delivery, selectively monetizing capabilities through licensing and deepening long-term client relationships.

We believe that our platform-enabled delivery strategy will provide significant new revenue growth opportunities with higher margins while helping clients capture this unprecedented transformative opportunity. We also believe that channel partners can help us accelerate our efforts by increasing client access, which should also result in revenue growth.

Key elements of our strategy include expanding IP platform-based delivery, scaling licensable IP selectively through AI XPLR, moving clients from AI pilots to operationalized solutions, building strategic alliances and channels, investing in platform innovation and talent, maintaining operational discipline, and pursuing targeted acquisitions and alliances.

CLIENTS

We focus on developing long-term client relationships with Global 2000 organizations and other sophisticated buyers of advisory, transformation, and enterprise application services.

During 2025, 2024 and 2023, our ten most significant clients accounted for 24%, 31% and 23% of total revenue, respectively. In addition, during 2025, 2024 and 2023, our largest client generated 6%, 11% and 6% of total revenue, respectively. We have achieved a high level of satisfaction across our client base. We receive surveys from a significant number of our engagements which are utilized in a rigorous process to improve our delivery execution, sales processes, methodologies and training.

BUSINESS DEVELOPMENT AND MARKETING

Our extensive client base and executive relationships are our primary sources of new business. We generate demand through leadership-led selling, dedicated sales resources, membership-based programs, and strategic alliances. Our IP platform-enabled delivery approach is central to our go-to-market strategy.

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

HUMAN CAPITAL MANAGEMENT

Our culture emphasizes intellectual rigor, collaboration, and continuous development. We invest in recruiting and developing professionals with expertise in benchmarking, transformation, enterprise applications, and Gen AI-enabled solution design. We leverage global delivery capabilities, including offshore resources, to support scale and efficiency.

As of December 26, 2025, we had 1,503 associates, excluding subcontractors, 81% of whom were billable professionals. We do not have any associates that are subject to collective bargaining arrangements, however, in France, our associates enjoy the benefit of certain government regulations based on industry classification. We have entered into nondisclosure and non-solicitation agreements with virtually all of our personnel. We also engage consultants as independent contractors pursuant to written agreements that contain non-disclosure and non-solicitation provisions.

INTELLECTUAL PROPERTY

Our business depends on protecting our intellectual property, including trademarks, methodologies, benchmarking databases, best practices, software, and platform innovations. We protect our IP through confidentiality agreements, intellectual property assignment provisions, trademark protections, and other contractual and legal safeguards.

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

We believe that our transition to a leading global IP platform-based Gen AI strategic consulting firm will provide a new value-creation opportunity for us with the potential of increasing our annual recurring revenues and annual recurring licensing revenues. We cannot assure you that our Gen AI strategy will be beneficial to the extent, or within the time-frames, expected. Market acceptance of Gen AI offerings is affected by a variety of factors, including technological advances, reliability, performance and information security. If we are unable to correctly respond to these factors, we may experience business disruptions, damage to our reputation, negative publicity, diminished client trust and relationships and other adverse effects on our business, reputation, or financial results. Even if the anticipated benefits are substantially realized, there may be consequences or business impacts that were not expected, including unexpected legal, regulatory or technical costs and unexpected delays.

We may not be successful in our AI initiatives, which could adversely affect our business, reputation, or financial results.

AI presents new risks and challenges that may affect our business. We have made and expect to continue to make investments to integrate AI into our products and solutions. Given the nature of AI technology, we face significant competition from other companies and an evolving regulatory landscape. Our AI efforts may not be successful and our competitors may incorporate AI into their products more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI may require significant additional resources and costs and could in some cases limit our ability to implement AI capabilities in our solutions or to use AI to support business operations.

Despite our implementation of programs designed to support responsible AI use and development, we may not successfully address all issues that may arise. AI algorithms may produce incomplete, insufficient, biased or otherwise flawed results or rely upon biased or inaccurate data, and any of these deficiencies may not be easily detectable despite internal policies and diligence efforts in place to mitigate such deficiencies. If the AI that we use produces deficient, inaccurate, or controversial results, or if public opinion of AI is adversely affected due to actual or perceived risks regarding the usage of AI, we could incur operational inefficiencies, competitive harm, legal liability, reputational harm, or other adverse impacts on our business and results of operations. Further, ownership and intellectual property rights of content generated by AI is a developing area, and if we do not have sufficient rights to use the data or other material relied upon by AI technologies, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Additionally, privacy concerns, user consent, supply chain security, transparency and the accuracy, completeness and suitability of data sets are all potential issues that could adversely affect our business, reputation, or financial results.

Our results of operations have been adversely affected and could in the future be materially impacted by macroeconomic conditions on our business.

The level of revenue we achieve is based on our ability to deliver market leading services and solutions and to deploy skilled teams of professionals quickly. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence, including conditions that may affect our client's businesses and the markets they serve. Any prolonged economic downturn as a result of weak or uncertain economic conditions or similar factors could adversely affect our clients' financial condition which may further reduce our clients' demand for our services. These include:

•
general economic and business conditions;
•
interest rate and inflation rate trends and fluctuations;
•
geopolitical disruption resulting from the conflicts between Russian and Ukraine, in the Middle East and other geographic locations;
•
overall demand for services; and
•
currency exchange rate fluctuations.

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

We have derived, and believe that we will continue to derive, a significant portion of our revenue from a limited number of clients for which we perform large projects. In 2025, our ten largest clients accounted for 24% of our aggregate revenue. In addition, revenue from a large client may constitute a significant portion of our total revenue in any particular quarter. Our customer contracts generally can be cancelled for convenience by the customer upon 30 days’ notice. The loss of any of our large clients for any reason, including as a result of the acquisition of that client by another entity, our failure to meet that client’s expectations, the client’s decision to reduce spending on projects, or failure to collect amounts owed to us from our client could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, there are relatively low barriers for entry into the business consulting and IT services market. Currently we do not own any patented technology that would stop competitors from entering this market and providing services similar to ours. As a result, the emergence of new competitors may pose a threat to our business. Existing or future competitors may develop and offer services that are superior to, or have greater market acceptance, than ours, which could significantly decrease our revenue and the value of your investment.

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

We rely on information technology and security systems and any damage, interruption, compromise or breach of our information technology and security systems or data could disrupt and harm our business.

We use information technology and security systems to process, transmit, and store electronic information in connection with the operation of our business. We also use such systems to protect proprietary and confidential information, including that of our customers, suppliers and employees. We face risks associated with cybersecurity incidents and other significant disruptions of such systems, including denial of service or other attacks on, or accidental or willful security breaches or other unauthorized access, to our facilities or information systems; unauthorized access to or acquisition of personal information, confidential information or other data we process or maintain; or viruses, loggers, or other malfeasant code, including ransomware, in our data or software. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. These cybersecurity incidents or other significant disruptions could be caused by persons inside our organization, persons outside our organization with authorized access to systems inside our organization, or by individuals outside our organization. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber-intrusion, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although the cybersecurity incidents that we have experienced to date, as well as those reported to us by our third-party partners, have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future.

We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services, financial functions, as well as proprietary digital technology platforms, and we are therefore dependent on the security systems of these providers. These third-party entities are subject to similar risks as it relates to cybersecurity, business interruption, and systems. Employee failures, cybersecurity incidents or other unauthorized access to, or disruptions of, our service-providers' systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance and such threats could have a material adverse effect on our business.

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

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may materially adversely affect customer demand for our services.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries, including those where we do business. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

Furthermore, because of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, including the industry and countries we serve, and as a result, could have a negative impact on our business, financial condition and results of operations.

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

As a company doing business in Europe, we are also subject to European data protection laws and regulations. The European Union General Data Protection Regulation (“GDPR”) imposes stringent requirements in how we collect and process personal data and provides for significantly greater penalties for noncompliance; and several other countries have passed laws that require personal data relating to their citizens to be maintained on local servers and impose additional data transfer restrictions. In addition, we are also subject to and affected by new state privacy and data security laws such as the California Consumer Privacy Act (“CCPA”). The CCPA imposes additional data privacy requirements on many businesses operating in the state, including, potentially, with respect to employee data. Several states have enacted or introduced varying comprehensive privacy laws modeled to some degree on the CCPA and/or the GDPR. Compliance with multiple country and state laws containing varying requirements could be complicated and costly. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

Our business is subject to evolving, complex and at times inconsistent regulations regarding artificial intelligence (AI).

Our business is subject to a multinational legal and regulatory regime regarding AI that is both evolving at a rapid pace and at times inconsistent from jurisdiction to jurisdiction. This disparate and inconsistent legal treatment may add additional compliance costs and/or lost opportunities. Governments in both the U.S. and international jurisdictions are adopting and proposing regulations, laws and ethical rules governing AI, data privacy and machine learning. Failure to comply with these regulations, or the perception that we failed to comply could result in:

•
regulatory and/or enforcement actions including fines, penalties and/or sanctions;
•
operation disruptions such as required modifications to, or prohibitions of, our products and services could result in a loss of competitive advantage or operational efficiency;
•
reputational harm which could include the loss of our client’s trust, damage to our reputation or a decrease in demand for our services; and
•
litigation relating to our services and how our AI systems process and utilize client data.

The cost of compliance and the need to modify any AI systems or services as a result of such efforts could have an adverse effect on our business, reputation and financial statements.

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

To date, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business operations or financial condition. Despite the extensive approach we take to cybersecurity, prevention of a cybersecurity incident cannot be completely guaranteed. Please refer to “Item 1A. Risk Factors – We rely on information technology and security systems and any damage, interruption, compromise or breach of our information technology and security systems or data could disrupt and harm our business".

ITEM 2. PROPERTIES

Our principal executive office is currently located at 1001 Brickell Bay Drive, Floor 30, Miami, Florida 33131. As of December 26, 2025, we had operating leases that expire on various dates through July 2029.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded under the Nasdaq Stock Market symbol, "HCKT". The closing sale price for the common stock on February 23, 2026, was $12.98.

As of February 23, 2026, there were 226 holders of record of our common stock and 25,380,429 shares of common stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this section is set forth under Item 12 of this Annual Report on Form 10-K and is herein incorporated by reference.

Performance Graph

The following graph compares our cumulative total shareholder return since January 1, 2021, with the Russell 2000 and a peer group index composed of other companies with similar business models identified below. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on January 1, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among The Hackett Group, Inc., the Russell 2000 Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
1/1/21
12/31/21
12/30/22
12/29/23
12/27/24
12/26/25
The Hackett Group, Inc.
Russell 2000
Peer Group

*$100 invested on 1/1/21 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	1/1/2021	12/31/2021	12/30/2022	12/29/2023	12/27/2024	12/26/2025
The Hackett Group, Inc.	$100.00	$145.82	$147.96	$168.89	$232.98	$153.97
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
2025 Peer Group	$100.00	$101.85	$117.98	$157.07	$177.79	$262.36

The 2025 Peer Group includes Alithya Group Inc., Huron Consulting Group, Inc. and Information Services Group, Inc.

Company Dividend Policy

In December 2012, we announced an annual dividend of $0.10 per share, which has been increased to $0.48 per share for the year ended December 26, 2025. During fiscal 2025, we paid the quarterly dividend to shareholders of record on March 21, 2025, June 20, 2025, September 19, 2025, and December 23, 2025, totaling $12.9 million, which included the fourth quarter dividend paid in January 9, 2026 of $3.0 million. Our credit agreement contains restrictions on our ability to declare dividends and repurchase shares. Subsequent to fiscal year end, the Board of Directors declared the first quarter dividend of 2026 for shareholders of record as of March 20, 2026, to be paid on April 3, 2026. The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent and lawful at that time in consideration of the needs of the business and other factors including the ability to pay dividends under our credit agreement.

Purchases of Equity Securities

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. Repurchases under this program are discretionary and are made in the open market or through privately negotiated transactions, subject to market conditions and trading restrictions. During 2025, our Board of Directors approved an additional $53.0 million authorization under the program. The following table summarizes our share repurchases during the year ended December 26, 2025 under this authorization:

			Total Number	Maximum Dollar
			of Shares Purchased	Value of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program
Balance as of December 27, 2024				$27,515,833
December 28, 2024 to March 28, 2025	205,569	$30.16	205,569	$21,315,284
March 29, 2025 to June 27, 2025	176,507	$24.47	176,507	$16,995,780
June 28, 2025 to September 26, 2025	839,452	$20.73	839,452	$12,590,311	(2)
September 27, 2025 to December 26, 2025	2,031,733	$20.29	2,031,733	$11,367,753	(2)
	3,253,261	$21.26	3,253,261

_____________________________________________________

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. There is no expiration date on the current authorization.

(2) During 2025, the Company’s Board of Directors approved an additional share repurchase authorization of $53.0 million, $13.0 million in the third quarter and $40.0 million in the fourth quarter.

As of December 26, 2025, the Company’s Board of Directors had approved a cumulative authorization of $360.2 million with cumulative purchases under the plan of $348.8 million, leaving $11.4 million available for future purchases. During the year ended December 26, 2025, the Company repurchased 2.0 million shares of its common stock in its tender offer transaction under the repurchase plan approved by the Company's Board of Directors and inclusive of transaction fees, for $41.2 million at an average share price of $20.29. Subsequent to the year ended December 26, 2025, our Board of Directors approved an additional $13.6 million authorization under the program, leaving $25.0 million available for purchase.

During the year ended December 26, 2025, the Company repurchased 50 thousand shares of the Company’s common stock from its Chief Financial Officer and members of its Board of Directors for a total of $1.6 million, or $30.78 per share, which are included in the share repurchase program. During the year ended December 27, 2024, the Company repurchased 43 thousand shares of the Company’s common stock from members of its Board of Directors for a total of $1.1 million, or $24.34 per share.

Subsequent to the year ended December 26, 2025, we repurchased 7 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.1 million, or $15.22 per share. Including these repurchases, we had approximately $24.9 million available for future repurchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employee’s behalf. In 2025, 481 thousand shares were withheld and not issued for a cost of $11.9.million, bringing the total cumulative cash used to repurchase stock in 2025 to $81.0 million. In 2024, 174 thousand shares were withheld and not issued for a cost of $4.1 million, bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Hackett. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to our consolidated financial statements included in this Annual Report on Form 10-K. We have omitted discussion of fiscal 2023 items and year-to-year comparisons between fiscal years 2024 and 2023 where it would be redundant with the discussion previously included in Part II, Item 7 (MD&A) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2025.

Hackett is a global IP platform-based Gen AI strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and eProcurement implementation offerings.

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

The Hackett Group has completed over 28,400 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our DTP. This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance.

Our transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 68% of the DAX 40 and 53% of the FTSE 100, which inform and are delivered utilizing our platforms.

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

Revenue Recognition

Determining revenue recognition requires management to exercise judgment on the interpretation of service contracts which may include one or multiple performance obligations. The judgments that management must make include determining whether the control of the goods and services provided are transferred to our customers at a point in time or over the course of the service period utilizing a proportionate performance approach.

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

Allowances for Credit Losses

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

Goodwill is tested at least annually for impairment at the reporting unit level utilizing the market approach. In assessing the recoverability of goodwill and intangible assets, we utilize the market approach and makes estimates based on assumptions regarding various factors to determine if impairment tests are met. The market approach utilizes valuation multiples based on operating data from publicly traded companies within the same industry. Multiples derived from guideline companies provide an indication of how much a market participant would be willing to pay for a company. These multiples are then applied to the our reporting units to arrive at an indication of value. This approach contains management’s judgment, using appropriate and customary assumptions available at the time.

We performed our annual impairment test of goodwill in the fourth quarter of fiscal years 2025, 2024 and 2023 and determined that goodwill was not impaired.

Stock Based Compensation

We recognize compensation expense for awards of equity and liability instruments, which have only a service condition, to employees based on the grant-date fair value of those awards, over the requisite service period, with limited exceptions.

In September 2024, a stock price award program was offered to certain leaders. These equity awards were granted with both a market condition (three tranches, each with varying market share price thresholds) and service conditions. We measured these equity awards using the Monte Carlo valuation model to determine the fair value as of the grant date. The Monte Carlo valuation model, using different share price paths, calculated a derived service period which is the median share price path on which the market condition is satisfied for each tranche. The assumptions utilized in the model are as of a point in time and may differ from the actual value of the equity awards. The requisite service period was determined to be service conditions as the service conditions are greater than the derived service period. For each of the three tranches, stock compensation expense is recognized on a straight-line basis over the requisite service period. We elected to account for forfeitures as incurred. If an employee forfeits nonvested shares subsequent to meeting a service condition, the previously recognized expense is not reversed. See Note 10, "Stock Based Compensation," to our consolidated financial statements included in our Annual Report on Form 10-K for additional information.

Please refer to Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in our Annual Report on Form 10-K for the discussion of all of our critical accounting policies.

Results of Operations

Our fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2025 and 2024 ended on December 26, 2025 and December 27, 2024, respectively, each consisted of a 52-week period. References to a year included in this document refer to a fiscal year rather than a calendar year.

The following table sets forth, for the periods indicated, our results of operations (in thousands):

	Year Ended

	December 26,	December 27,
	2025	2024
Revenue:
Revenue before reimbursements	$300,846	$307,028
Reimbursements	4,780	6,827
Total revenue	305,626	313,855
Costs and operating expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $14,600 and $10,491 of stock compensation expense in 2025 and 2024, respectively)	183,681	183,792
Reimbursable expenses	4,780	6,827
Total cost of service	188,461	190,619

Selling, general and administrative costs (includes $16,028 and $9,033 of stock compensation expense in 2025 and 2024, respectively)	90,519	78,546
Legal settlement and related costs	—	102
Restructuring costs	3,112	—
Total costs and operating expenses	282,092	269,267
Operating income	23,534	44,588
Other expense, net:
Interest expense, net	(1,716)	(1,594)
Income from operations before income tax expense	21,818	42,994
Income tax expense	8,875	13,364
Net income	$12,943	$29,630

Comparison of 2025 to 2024

Overview. For fiscal year 2025, total revenue decreased to $305.6 million, as compared to $313.9 million in 2024, primarily driven by decreased total revenue from our Oracle Solutions segment of $13.0 million, partially offset by increases in our SAP Solutions segment of $6.3 million. In addition, we recognized an incremental $11.1 million of non-cash compensation expense in 2025, as compared to 2024, related to the stock price award program. See Note 10, “Stock Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Revenue. We are a global company with operations primarily in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of the currency fluctuation did not have a significant impact on comparisons between 2025 and 2024. Revenue is analyzed based on geographic location of engagement team personnel.

In 2025, one customer accounted for 6% of our total revenue and in 2024 one customer accounted for 11% of our total revenue.

Segment revenue. We have three reportable segments: Global S&BT, Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Consulting, Benchmarking, Advisory Services, IPASS, Gen AI Consulting and Implementation, OneStream and our eProcurement offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by reportable operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Year Ended
	December 26,	December 27,
	2025	2024
Global S&BT	$169,569	$171,096
Oracle Solutions	72,660	85,707
SAP Solutions	63,397	57,052
Total revenue	$305,626	$313,855

Global S&BT total revenue decreased to $169.6 million in 2025, as compared to $171.1 million in 2024. The growth from our Gen AI consulting and implementation offerings in this segment was more than offset by weakness in our OneStream implementation offerings and the non-renewal of a meaningful IPaaS contract during 2025.

Oracle Solutions total revenue decreased to $72.7 million in 2025, as compared to $85.7 million in 2024. Although activity continues to be solid, extended client decision making has continued to make the revenue replacement of a large post go-live engagement at the end of last year take longer than we planned. This has adversely impacted this segment throughout 2025.

SAP Solutions total revenue increased to $63.4 million in 2025, as compared to $57.1 million in 2024. The increase in revenue during 2025 was primarily due to increased software sales in 2025 and implementation services related to S/4HANA cloud migrations.

Reimbursements as a percentage of total revenue were 1.6% in 2025 and 2.2% in 2024. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses were $183.7 million in 2025, as compared to $183.8 million in 2024. Personnel costs as a percentage of total Company revenue were 60% in 2025 and 59% in 2024.

Non-cash stock-based compensation expense, included in personnel costs before reimbursable expenses, was $14.6 million in 2025 and $10.5 million in 2024. This increase was primarily related to the stock price award program and the acquisition related non-cash stock compensation expense related to LeewayHertz. See Notes 1 and 10, "Basis of Presentation and General Information” and “Stock Based Compensation,” respectively, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash compensation expense, amortization of intangible assets, acquisition-related costs and various other overhead expenses.

SG&A costs increased to $90.5 million in 2025, as compared to $78.5 million in 2024. The increase in the costs during 2025 was primarily due to increased non-cash stock based compensation from the stock price award program issuances of $7.6 million, LeewayHertz acquisition related incremental SG&A of $1.0 million and increases in amortization expense of $0.9 million. See Note 10, “Stock Based Compensation,” and Note 1, "Basis of Presentation and General Information," to our consolidated financial statements included in this Annual Report on Form 10-K for more information. SG&A costs as a percentage of total Company revenue were 30% in 2025 and 25% in 2024.

Non-cash stock based compensation expense, included in SG&A, was $16.0 million in 2025, as compared to $9.0 million in 2024. The increase in 2025 primarily related to the non-cash stock compensation expense from the stock price award program. See Note 10, “Stock Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

There was $1.0 million of amortization expense in 2025, as compared to $148 thousand in 2024, which is also included in SG&A. The amortization expense was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters. See Note 1, “Basis of Presentation and General Information,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

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

Global S&BT segment profit decreased to $50.8 million in 2025 from $51.6 million in 2024. The growth from our Gen AI consulting and implementation offerings in this segment was more than offset by weakness in our OneStream implementation offerings and the non-renewal of a meaningful IPaaS in during 2025, as mentioned above.

Oracle Solutions segment profit decreased to $12.4 million in 2025 from $19.1 million in 2024, The decrease during 2025 was primarily due to decreased revenue, as discussed above, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment profit increased to $20.4 million in 2025 from $18.7 million in 2024, primarily due to the increase in implementation and license sales during 2025, partially offset by higher commissions and other sales related costs.

Interest Expense, Net. Interest expense, net was $1.7 million and $1.6 million during 2025 and 2024, respectively. As of December 26, 2025, we had outstanding debt of $76.0 million, excluding debt issuance costs, of which $40.0 million was borrowed in early December 2025 to fund the tender offer. As of December 27, 2024, we had outstanding debt of $13.0 million, excluding debt issuance costs. See Note 11, “Shareholders' Equity,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Income Taxes. During 2025, we recorded $8.9 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 40.7%. During 2024, we recorded $13.4 million of income tax expense related to certain federal, state and foreign taxes which reflected an effective tax rate of 31.1%. The increase in the effective tax rate is primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program. See Note 10, “Stock Based Compensation,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources

As of December 26, 2025 and December 27, 2024, we had $18.2 million and $16.4 million, respectively, of cash, and $75.8 million and $12.7 million, respectively, outstanding under our Credit Facility, inclusive of deferred debt costs. We currently believe that available funds, including the cash on hand and funds available for borrowing under our Credit Facility, and cash flows generated by operations will be enough to fund our cash requirements, including working capital, debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired.

The following table summarizes our cash flow activity (in thousands):

	Year Ended
	December 26,	December 27,
	2025	2024
Cash flows provided by operating activities	$40,304	$47,729
Cash flows used in investing activities	$(8,634)	$(10,620)
Cash flows used in financing activities	$(29,765)	$(41,662)

Cash Flows from Operating Activities

Net cash provided by operating activities was $40.3 million in 2025, as compared to $47.7 million in 2024. In 2025, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and contract assets and prepaid income taxes and decreases in income tax liabilities. In 2024, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and contract assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.6 million in 2025, as compared to $10.6 million in 2024. During both 2025 and 2024, cash flows used in investing activities included investments made to the continued development of our Hackett Connect Applied Intelligence Advisory member platform and continued development of our Gen AI platforms, as well as acquisition related activities. Cash flows used in investing activities during 2025 included $0.8 million of cash consideration paid for our acquisition of Spend Matters and in 2024 included $6.5 million relating to the acquisition of LeewayHertz.

Cash Flows from Financing Activities

Net cash used in financing activities was $29.8 million in 2025, as compared to $41.7 million in 2024. The usage of cash in 2025 primarily related to the employee net vesting related tax withholding requirements of $11.9 million, the repurchase of $69.1 million of the Company's common stock and dividend payments of $12.9 million, partially offset by a net $63.0 million drawdown on our Credit Facility. The usage of cash in 2024, primarily related to the repayment of borrowings of $20.0 million related to our Credit Facility, dividend payments of $12.1 million, employee net vesting related tax withholding requirements of $4.1 million and the repurchase of $6.4 million of the Company's common stock.

Material Cash Requirements

Debt Payments and Lease Obligations

On November 7, 2022, we amended and restated our credit agreement in order to extend the maturity date of our Credit Facility and provide the Company with an additional $55.0 million in borrowing capacity, for an aggregate amount of up to $100 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information. As of December 26, 2025, we had $76.0 million of outstanding borrowings, excluding deferred debt issuance costs, under our revolving line of credit, leaving us with borrowing capacity of approximately $24.0 million. See Note 8, “Credit Facility,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

The following table summarizes our future principal payments under our future Credit Facility and lease commitments under our non-cancelable operating leases as of December 26, 2025 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$2,721	$1,259	$1,279	$183	$—
Long-term debt obligations (1)	76,000	—	76,000	—	—
Total	$78,721	$1,259	$77,279	$183	$—

(1) Excludes interest charges on borrowings, the fee on the amount of any unused commitment that we may be obligated to pay under our revolving Credit Facility as such amounts vary and the deferred debt issuance costs. See Note 8, “Credit Facility”, to our consolidated financial statements included in this Annual Report on Form 10-K for more information

Capital Expenditures

As part of the LeewayHertz acquisition, the Company has committed to fund up to $10.0 million of development costs related to ZBrain AI subject to the business plans approved by the JV Board of Directors. Our capital expenditures primarily consist of investments related to the continued development of our Hackett Connect Applied Intelligence Advisory member platform and our Gen AI related platforms. During the years ended December 26, 2025 and December 27, 2024, our capital expenditures were $7.9 million and $4.1 million, respectively. We expect an increase in capital expenditures related to the continued development of the ZBrain AI orchestration platform.

Taxes

Cash paid for income taxes was $13.1 million and $11.6 million for the years ended December 26, 2025, and December 27, 2024, respectively. See Note 9, "Income Taxes," to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Dividends and Share Repurchases

During the fiscal year 2025, our Board of Directors approved four quarterly dividends payments of $0.12 per share totaling $12.9 million. We expect dividend payments in 2026 to be approximately $12.0 million.

We have an ongoing authorization from our Board of Directors to repurchase shares of our common stock. During 2025, we repurchased 50 thousand shares of common stock from our Chief Financial Officer and members of our Board of Directors at an average price per share of $30.78, for a total cost of $1.6 million. In addition, we repurchased 3.2 million shares of common stock on the open market at an average price per share of $21.11, for a cost of $67.6 million, which includes the tender offer in December 2025. As of December 26, 2025, we had $11.4 million share repurchase authorization remaining. Subsequent to fiscal year end, our Board of Directors increased the authorization by $13.6 million, leaving $25.0 million share repurchase authorization remaining. See Note 11, “Shareholders' Equity,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

Subsequent to fiscal year end, we repurchased 7 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.1 million, or $15.22 per share. Including these repurchases, we had approximately $24.9 million available for future repurchases under the plan.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on our employees' behalf. In 2025, 0.5 million shares were withheld and not issued for a cost of $11.9 million, bringing the total cumulative cash used to repurchase stock in 2025 to $81.0 million. In 2024, 0.2 million shares were withheld and not issued for a cost of $4.1 million, bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million.

Recently Issued Accounting Standards

For discussion of recently issued accounting standards, see Note 1, “Basis of Presentation and General Information”, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 26, 2025, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. The interest rates per annum applicable to loans under the Credit Facility will be, at our option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our 2025 results of operations.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates, as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar. We recognized losses related to foreign currency exchange of $190 thousand in 2025 and $19 thousand in 2024 and income of $0.4 million in 2023. These exposures may change over time as business practices evolve. Currently, we do not hold any derivative contracts that hedge our foreign currency risk, but we may adopt such strategies in the future.

For a discussion of the risks we face as a result of foreign currency fluctuations, see “Item 1A. Risk Factors” in Part I of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE HACKETT GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hackett Group, Inc. and its subsidiaries (the Company) as of December 26, 2025 and December 27, 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 26, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2025 and December 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition for Fixed-Fee Billing Arrangements

As described in Note 1 to the consolidated financial statements, the Company generates substantially all of its revenue from providing professional services to its clients. In fixed-fee billing arrangements, the Company agrees to a pre-established fee or fee cap in exchange for a predetermined set of professional services. The Company establishes the fees based on its estimates of the costs and timing for completing the engagements. The Company generally recognizes revenue under these arrangements using an input method approach, which is a subjective process based on work completed to-date as compared to estimates of the total services to be provided under the engagement. Estimates of total engagement revenue and cost of services are monitored regularly during the term of the engagement.

We identified the measurement of progress for the purpose of revenue recognition under fixed-fee billing arrangements as a critical audit matter. The principal consideration for our determination that revenue recognition for certain fixed-fee contracts is a critical audit matter is that the estimation of total costs at completion is subject to considerable management judgment which can be challenging, subjective and complex to audit.

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

Coral Gables, Florida

February 27, 2026

THE HACKETT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 26,	December 27,
	2025	2024
ASSETS
Current assets:
Cash	$18,197	$16,366
Accounts receivable and contract assets, net of allowance of $1,921 and $2,377 at December 26, 2025 and December 27, 2024, respectively	59,505	57,079
Prepaid expenses and other current assets	6,175	2,901
Total current assets	83,877	76,346
Property, software and equipment, net	24,011	20,343
Other assets	358	350
Intangible assets, net	3,252	2,312
Goodwill	90,659	89,782
Operating lease right-of-use assets	2,484	2,744
Deferred tax asset	1,806	1,432
Total assets	$206,447	$193,309
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,295	$6,503
Accrued expenses and other liabilities	28,824	30,789
Contract liabilities	12,317	11,118
Income tax payable	74	3,753
Operating lease liabilities	1,259	965
Total current liabilities	48,769	53,128
Deferred tax liability, net	12,537	9,896
Long-term debt, net	75,818	12,734
Operating lease liabilities	1,223	1,977
Total liabilities	138,347	77,735
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.001 par value, 1,250,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 125,000,000 shares authorized; 61,886,232 and 61,031,629 shares issued at December 26, 2025 and December 27, 2024, respectively	62	61
Additional paid-in capital	352,588	332,285
Treasury stock, at cost, 36,793,733 and 33,540,472 shares at December 26, 2025 and December 27, 2024, respectively	(350,171)	(281,022)
Retained earnings	78,363	78,311
Accumulated other comprehensive loss	(12,742)	(14,061)
Total shareholders' equity	68,100	115,574
Total liabilities and shareholders' equity	$206,447	$193,309

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Revenue:
Revenue before reimbursements	$300,846	$307,028	$291,273
Reimbursements	4,780	6,827	5,317
Total revenue	305,626	313,855	296,590
Costs and operating expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $14,600, $10,491 and $6,238 of stock compensation expense in 2025, 2024 and 2023, respectively)	183,681	183,792	174,891
Reimbursable expenses	4,780	6,827	5,317
Total cost of service	188,461	190,619	180,208
Selling, general and administrative costs (includes $16,028, $9,033 and $4,486 of stock compensation expense in 2025, 2024 and 2023, respectively)	90,519	78,546	65,942
Restructuring costs	3,112	—	—
Legal settlement and related costs	—	102	1,178
Total costs and operating expenses	282,092	269,267	247,328
Operating income	23,534	44,588	49,262
Other expense, net:
Interest expense, net	(1,716)	(1,594)	(3,235)
Income before income tax expense	21,818	42,994	46,027
Income tax expense	8,875	13,364	11,876
Net income	$12,943	$29,630	$34,151
Basic net income per common share:
Income per common share	$0.47	$1.08	$1.26
Weighted average common shares outstanding	27,305	27,560	27,170

Diluted net income per common share:
Income per common share	$0.46	$1.05	$1.24
Weighted average common and common equivalent shares outstanding	27,907	28,091	27,637

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Net income	$12,943	$29,630	$34,151
Foreign currency translation adjustment, net of income taxes	1,319	(826)	1,646
Total comprehensive income	$14,262	$28,804	$35,797

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 30, 2022	60,148	$60	$308,325	(33,277)	$(273,866)	$38,640	$(14,881)	$58,278
Issuance of common stock, net	433	1	(2,848)	—	—	—	—	(2,847)
Treasury stock purchased	—	—	—	(38)	(734)	—	—	(734)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	11,557	—	—	—	—	11,557
Dividends declared	—	—	—	—	—	(11,971)	—	(11,971)
Net income	—	—	—	—	—	34,151	—	34,151
Foreign currency translation	—	—	—	—	—	—	1,646	1,646
Balance at December 29, 2023	60,581	$61	$317,034	(33,315)	$(274,600)	$60,820	$(13,235)	$90,080
Issuance of common stock, net	450	—	(3,074)	—	—	—	—	(3,074)
Treasury stock purchased	—	—	—	(225)	(6,422)	—	—	(6,422)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	18,325	—	—	—	—	18,325
Dividends declared	—	—	—	—	—	(12,139)	—	(12,139)
Net income	—	—	—	—	—	29,630	—	29,630
Foreign currency translation	—	—	—	—	—	—	(826)	(826)
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock, net	855	1	(10,704)	—	—	—	—	(10,703)
Treasury stock purchased	—	—	—	(3,254)	(69,149)	—	—	(69,149)
Amortization of restricted stock units
and common stock subject to
vesting requirements	—	—	31,007	—	—	—	—	31,007
Dividends declared	—	—	—	—	—	(12,891)	—	(12,891)
Net income	—	—	—	—	—	12,943	—	12,943
Foreign currency translation	—	—	—	—	—	—	1,319	1,319
Balance at December 26, 2025	61,886	$62	$352,588	(36,794)	$(350,171)	$78,363	$(12,742)	$68,100

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Cash flows from operating activities:
Net income	$12,943	$29,630	$34,151
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation expense	4,184	3,770	3,421
Amortization expense	996	148	—
Amortization of debt issuance costs	90	78	72
Provision for doubtful accounts	479	878	27
Loss on foreign currency transactions	190	19	404
Non-cash stock compensation expense	30,659	19,524	10,724
Deferred income tax expense (benefit)	2,309	(346)	1,365
Changes in assets and liabilities:
Increase in accounts receivable and contract assets	(2,479)	(5,473)	(3,831)
Increase in prepaid expenses and other assets	(2,862)	(203)	(489)
Decrease in accounts payable	(231)	(1,054)	(1,184)
(Decrease) increase in accrued expenses and other liabilities	(2,122)	364	(2,668)
Decrease in contract liabilities	(174)	(999)	(1,191)
Increase (decrease) in income tax payable	(3,678)	1,393	(3,400)
Net cash provided by operating activities	40,304	47,729	37,401
Cash flows from investing activities:
Purchases of property and equipment	(7,867)	(4,079)	(4,101)
Cash consideration paid for acquisition	(767)	(6,541)	—
Net cash used in investing activities	(8,634)	(10,620)	(4,101)
Cash flows from financing activities:
Debt proceeds	73,000	—	5,000
Repayments of debt	(10,000)	(20,000)	(32,000)
Debt issuance costs	(7)	(56)	(14)
Dividends paid	(12,903)	(12,112)	(11,972)
Proceeds from ESPP	1,174	998	937
Taxes paid to satisfy employee withholding tax obligations	(11,880)	(4,070)	(3,782)
Repurchases of common stock	(69,149)	(6,422)	(734)
Net cash used in financing activities	(29,765)	(41,662)	(42,565)
Effect of exchange rate on cash	(74)	(38)	(33)
Net increase (decrease) in cash	1,831	(4,591)	(9,298)
Cash at beginning of year	16,366	20,957	30,255
Cash at end of year	$18,197	$16,366	$20,957
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,147	$11,638	$13,257
Cash paid for interest	$1,566	$1,901	$3,470
Supplemental disclosure of non-cash investing and financing activities:
Shares issued to sellers and key personnel of LeewayHertz	$-	$11,869	$-
Dividend declared during the year and paid the following year	$3,013	$3,024	$2,997

The accompanying notes are an integral part of the consolidated financial statements.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information

Nature of Business

Hackett (NASDAQ: HCKT) is a global IP platform-based Generative Artificial Intelligence ("Gen AI") strategic consulting and executive advisory digital transformation firm. The Hackett Group provides dedicated expertise in Gen AI enabled enterprise transformation services across front, mid and back office areas, including its highly recognized Oracle, SAP, OneStream and eProcurement implementation offerings.

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

The Hackett Group has completed over 28,400 benchmarking and performance studies with major organizations. These studies are executed utilizing our Quantum Leap platform which drives our Digital Transformation Platform (“DTP” or “Hackett DTP”). This includes the firm's benchmarking metrics, best practices repository, and best practice configuration and process flow accelerators, which enables our clients and partners to achieve digital world-class performance. The Company considers this, along with its recent innovations, its core Hackett Intellectual Property ("IP") which allows the Company to identify, design and evaluate transformation opportunities to be proprietary and key components of its Hackett solutioning IP.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries which the Company is required to consolidate. The Company consolidates the assets, liabilities, and results of operations of its entities. Intercompany transactions and balances are eliminated upon consolidation.

Fiscal Year

The Company’s fiscal year generally consists of a 52-week period and periodically consists of a 53-week period as each fiscal year ends on the Friday closest to December 31. Fiscal years 2025, 2024, and 2023 ended on December 26, 2025, December 27, 2024, and December 29, 2023, respectively, each consisted of a 52-week period. References to a year included in the consolidated financial statements refer to a fiscal year rather than a calendar year. Fiscal year 2026 will consist of 53-weeks, ending on January 1, 2027.

Cash

The Company considers depository accounts and all short-term investments with maturities of three months or less to be cash equivalents to the extent that it places its temporary cash investments with high credit quality financial institutions. At times, such balances may be in excess of the F.D.I.C. insurance limits. The Company does not have any restricted cash balances.

Allowance for Credit Losses - Accounts Receivable and Contract Assets

We record client receivables and contract assets at their face values less an allowance for credit losses. The Company maintains allowances for credit losses for estimated losses resulting from its clients not making required payments. Management makes estimates of the collectability of accounts receivable and critically reviews accounts receivable and analyzes historical bad debts, past-due accounts, client credit worthiness and current economic trends when evaluating the adequacy of the allowance for credit losses. If the financial condition of the Company’s clients were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

Dividends

In December 2012, the Company’s Board of Directors approved the initiation of an annual cash dividend in the amount of $0.10 per share. The Company’s Board of Directors has increased the annual dividend to $0.48 for the year ended December 26, 2025. During 2025, the Company declared four quarterly dividend payments of $0.12 per share each, the fourth of which was paid in January 2026. The dividend policy is reviewed periodically by the Board of Directors and could change. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, contractual obligations, legal restrictions, results of operations, financial conditions and other factors.

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

LeewayHertz

On September 23, 2024, the Company acquired 100% of the equity of LeewayHertz Technologies Private Limited (“LeewayHertz”), a technology consulting company based in India, focused on AI technology solutions for a purchase consideration of $7.8 million. LeewayHertz’s founder, one of LeewayHertz’s owners, was hired by the Company to serve as its executive vice president of the AI practice.

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

As a result, the excess of the purchase price over the assets acquired resulted in goodwill of $5.9 million. Additionally, the Company recognized intangible assets of $2.5 million, with a remaining weighted average useful life of 3.4 years. The fair values of identifiable intangible assets acquired were prepared by a third-party valuation specialist and incorporate significant unobservable inputs, judgment, and estimates, including the amount and timing of future cash flows. The intangible assets will be amortized in accordance with the Company’s accounting policies.

Also, in connection with the acquisition, the Company and LeewayHertz’s founder are creating a joint venture whereby the Company will contribute its AI XPLR platform and LeewayHertz will contribute its ZBrain platform. The integration of AI XPLR and the ZBrain Gen AI orchestration solution will enable the joint venture to provide advanced and tailored Gen AI solutions to its clients. The joint venture is expected to be formed during the Company's fiscal year 2026.

Spend Matters

On May 15, 2025, Hackett acquired certain assets and liabilities of Spend Matters LLC (“Spend Matters”), a leading provider of data-backed technology and solutions intelligence in the procurement and supply chain sectors. At closing, Hackett paid cash consideration of $767 thousand.

As a result of the acquisition, the Company recognized intangible assets of $2.0 million, with a remaining weighted average useful life of 2.5 years.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but rather are tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate potential impairment. Finite-lived intangible assets are amortized over their useful lives. The excess cost of the acquisition over the fair value of the net assets acquired is recorded as goodwill.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

For an acquisition accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen AI strategy and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AI Enablement practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows, which includes the goodwill allocated to the Global S&BT Segment for the LeewayHertz acquisition (in thousands):

			Foreign
	December 27,	Additions/	Currency	December 26,
	2024	Adjustments	Translation	2025
Global S&BT	$63,090	$26	$851	$63,967
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$89,782	$26	$851	$90,659

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

The Company performed its annual impairment test of goodwill in the fourth quarter of fiscal years 2025, 2024 and 2023 and determined that goodwill was not impaired.

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

Other intangible assets arose from the Company's acquisitions of LeewayHertz in 2024 and Spend Matters in 2025 and consist of customer relationships, non-compete arrangements and technology which will be amortized on a straight-line or accelerated basis over periods of up to five years.

Other intangible assets consist of the following (in thousands):

	Amount	Useful Life
Category	(in thousands)	(in years)
Customer Relationships	$2,200	5
Technology	200	2
Non-Compete	100	2
Total	$2,500

For the year ended December 26, 2025, the Company recorded $1.0 million of amortization expense. The estimated future amortization expense of intangible assets as of December 26, 2025, is as follows: $1.2 million in 2026, $1.1 million in 2027, $0.7 million in 2028 and $0.3 million in 2029. All of the Company’s intangible assets are expected to be fully amortized by the end of September 2029.

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

Time-and-material billing arrangements require the client to pay based on the number of hours worked by the Company’s consultants at agreed upon hourly rates. The Company recognizes revenue under time-and-material arrangements as the related services or goods are provided, using the right to invoice practical expedients which allows it to recognize revenue in the amount based on the number of hours worked and the agreed upon hourly rates. The customer is invoiced based on the contractual agreement between the parties, typically bi-weekly, monthly or milestone driven, with net thirty-day terms, however client terms are subject to change.

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

The cloud software sales and maintenance contracts are in the form of SAP America ("SAP") software or maintenance agreements provided by SAP. SAP is the principal and the Company is the agent in these transactions as the Company does not obtain title to the software and maintenance which is sold simultaneously. The transaction price is the Company’s agreed-upon percentage of the cloud software sale or maintenance amount in the contract with the vendor. Revenue for the resale of software is recognized upon contract execution. The Company also provides software maintenance on other ERP systems, primarily Oracle. Revenue from maintenance contracts is recognized ratably over the life of the agreements. The customer is typically invoiced at contract inception, with net thirty-day terms, however client terms are subject to change.

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients are recorded as contract assets. Revenue recognized, but for which are not yet entitled to bill because certain events, such as the completion of the measurement period, are recorded as contract assets and included within contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the 12 months ended December 26, 2025, the Company recognized $10.2 million of revenue as a result of changes in the contract liability balance, as compared to $11.4 million for the twelve months ended December 27, 2024. As of December 29, 2023, the Company had $12.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregated revenue as follows for the years ended December 26, 2025, December 27, 2024 and December 29, 2023 (in thousands):

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Global S&BT:
North America Consulting	$130,554	$139,022	$144,960
International Consulting	39,015	32,074	26,967
Total Global S&BT	$169,569	$171,096	$171,927
Oracle Solutions:
Consulting and software support and maintenance	$72,660	$85,707	$77,772
Total Oracle Solutions	$72,660	$85,707	$77,772
SAP Solutions:
Consulting and software support and maintenance	$47,609	$41,912	$41,324
Software license sales	15,788	15,140	5,567
Total SAP Solutions	$63,397	$57,052	$46,891
Total segment revenue	$305,626	$313,855	$296,590

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

As of December 27, 2024 and December 28, 2023, the Company had $1.8 million and $1.7 million, respectively, of deferred commissions, of which $1.5 million and $1.1 million was amortized during the years ended December 26, 2025 and December 27, 2024, respectively.

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

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and General Information (continued)

The following table reconciles basic and diluted weighted average shares:

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Basic weighted average common shares outstanding	27,304,896	27,560,080	27,170,039
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	601,707	530,911	466,574
Dilutive weighted average common shares outstanding	27,906,603	28,090,991	27,636,613

Approximately 26 thousand shares and 2 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the years ended December 26, 2025 and December 27, 2024, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share.

Concentration of Credit Risk

The Company provides services primarily to Global 2000 companies and other sophisticated buyers of business consulting and information technology services. The Company performs ongoing credit evaluations of its major customers and maintains reserves for potential credit losses. In 2025, one customer accounted for 6% of total revenue, in 2024 one customer accounted for 11% of total revenue and in 2023 one customer accounted for 6% of total revenue. In 2025 and 2024, each of the Company's segments included revenue from this one customer. See Note 15 “Segment Information and Geographic Data,” for detailed segment information.

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

2. Fair Value Measurement

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of December 26, 2025 and December 27, 2024, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to the short-term nature and maturity of these instruments.

The Company uses significant other observable market data or assumptions (Level 2 inputs as defined in accounting guidance) that it believes market participants would use in pricing debt. The fair value of the debt approximated the carrying amount, using Level 2 inputs, due to the short-term variable interest rates based on market rates.

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consists of the following (in thousands):

	December 26,	December 27,
	2025	2024
Accounts receivable	$32,433	$35,926
Contract assets	28,993	23,530
Allowance for credit losses	(1,921)	(2,377)
	$59,505	$57,079

Accounts receivable as of December 26, 2025 and December 27, 2024, is net of uncollected advanced billings. Contract assets as of December 26, 2025 and December 27, 2024, include recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 29, 2023, the Company had accounts receivable and contract assets of $35.6 million and $17.5 million, respectively. The allowance for credit losses includes reserves related to client collection concerns and aged receivables. The Company has included $11.9 million and $7.8 million for the years ended 2025 and 2024, respectively, in accounts receivable and contract assets for certain software license unbilled that are multi-year in nature.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Software and Equipment, net

	December 26,	December 27,
	2025	2024
Equipment	$2,661	$2,437
Software	44,380	37,278
Furniture and fixtures	10	26
	47,051	39,741
Less accumulated depreciation	(23,040)	(19,398)
	$24,011	$20,343

Depreciation expense for the years ended December 26, 2025, December 27, 2024, and December 29, 2023 was $4.2 million, $3.8 million and $3.4 million, respectively, and is included in selling, general and administrative costs in the accompanying consolidated statements of operations.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	December 26,	December 27,
	2025	2024
Accrued compensation and benefits	$13,414	$10,593
Accrued bonuses	4,243	9,284
Dividend payable	3,013	3,024
Accrued sales, use, franchise and VAT tax	2,543	2,632
Restructuring reserves	883	—
Non-cash stock compensation accrual	141	974
Acquisition-related liabilities	1,895	1,788
Other accrued expenses	2,692	2,494
Total accrued expenses and other liabilities	$28,824	$30,789

6. Restructuring and Settlements

During the third quarter of 2025, the Company incurred restructuring costs of $3.1 million as a result of its continued pivot of its business to Gen AI. The costs were employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the Company's service offerings. These one-time, non-recurring costs are not allocated to the segments.

The following table sets forth the activity in the restructuring expense accrual (in thousands):

Employee Related
Costs
Accrual balance at December 27, 2024	$—
Restructuring costs	3,112
Cash paid	(2,229)
Accrual balance at December 26, 2025	$883

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of less than 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions or clauses: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of our lease liability nor our right-of use-asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $0.1 million of lease expense in both 2025 and 2024 related to these short term leases.

The weighted average remaining lease term is 2.6 years. The weighted average discount rate utilized is 6%. The discount rates applied to each lease, reflects the Company’s estimated incremental borrowing rate. This includes an assessment of the Company’s credit rating to determine the rate that the Company would have to pay to borrow, on a collateralized basis for a similar term, an amount equal to the Company’s lease payments in a similar economic environment. For the twelve months ended December 26, 2025, the Company paid $1.4 million from operating cash flows for operating leases.

The Company has operating lease agreements for its premises that expire on various dates through July 2029. Lease expense for the years ended December 26, 2025, December 27, 2024, and December 29, 2023 was $1.3 million, $1.2 million and $1.1 million, respectively. The components of lease expense during the fiscal years ended December 26, 2025, December 27, 2024, and December 29, 2023, all related to operating lease costs.

Future minimum lease commitments under non-cancelable operating leases as of December 26, 2025, are as follows (in thousands):

Rental
Payments
2026	$1,259
2027	837
2028	441
2029	182
2030	—
Total lease payments	2,719
Less imputed interest	(237)
Total	$2,482

As of December 26, 2025, the Company does not have any additional operating leases that have not yet commenced that create significant rights and obligations for the Company.

8. Credit Facility

On November 7, 2022, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, and the lenders party thereto, pursuant to which the lenders agreed to amend and restate its existing credit agreement, in order to extend the maturity date of the revolving line of credit and provide the Company with an aggregate capacity of up to $100.0 million from time to time pursuant to a revolving line of credit (the “Credit Facility”). The Credit Facility matures on November 7, 2027. On June 21, 2024, the Company amended the Credit Agreement to change its interest rate index from Bloomberg Short-Term Bank Yield Index ("BSBY") to the Secured Overnight Financing Rate ("SOFR") rate.

The obligations of Hackett under the Credit Facility are guaranteed by active existing and future material U.S. subsidiaries of Hackett (the “U.S. Subsidiaries”) and are secured by substantially all of the existing and future property and assets of Hackett and the U.S. Subsidiaries.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Facility (continued)

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a SOFR rate, plus an applicable margin percentage. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of December 26, 2025, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, in the case of base rate. As of December 26, 2025 and December 27, 2024, the interest rate on the Company's outstanding debt was 5.4% and 6.0%, respectively, utilizing the SOFR margin percentage. As of December 29, 2023, the interest rate on the Company's outstanding debt was 6.9%, utilizing the BSBY margin percentage. The interest rate of the commitment fee as of December 26, 2025 was 0.125%. Interest payments are made on a monthly basis.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage, adjusted fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of December 26, 2025, the Company was in compliance with all covenants.

The Company incurred $7 thousand and $56 thousand of incremental debt issuance costs in 2025 and 2024, respectively, as a result of the Credit Agreement. As of December 26, 2025, the Company had $0.2 million of debt issuance costs remaining which will be amortized over the remaining life of the Credit Facility.

As of December 26, 2025, the Company had $76.0 million of outstanding debt, excluding $0.2 million of deferred debt costs, and as of December 27, 2024, the Company had $13.0 million of outstanding debt, excluding $0.3 million of deferred debt costs.

9. Income Taxes

The Company files federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution on any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in the light of changing facts and circumstances. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. The Company is no longer subject to examinations of its federal income tax returns by the Internal Revenue Service for years through 2021 and all significant state, local and foreign matters have been concluded for years through 2020.

The components of income before income taxes from continuing operations are as follows (in thousands):

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Domestic	$14,699	$35,954	$40,259
Foreign	7,119	7,040	5,768
Income from continuing operations before income taxes	$21,818	$42,994	$46,027

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended

	December 26,	December 27,	December 29,
	2025	2024	2023
Current tax expense
Federal	$3,491	$9,003	$6,823
State	842	2,412	2,214
Foreign	2,233	2,295	1,474
	6,566	13,710	10,511
Deferred tax expense (benefit)
Federal	1,842	250	985
State	776	(53)	470
Foreign	(309)	(543)	(90)
	2,309	(346)	1,365
Income tax expense from continuing operations	$8,875	$13,364	$11,876

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations, in accordance with the adoption of ASU 2023-09, is as follows:

	December 26, 2025
	$	%
U.S. federal statutory tax rate	4,583	21.0
State income taxes, net of federal income tax effect (1)	1,278	5.9
Foreign tax effects
U.K. - Statutory tax rate differential	233	1.1
Other foreign jurisdiction	100	0.5
Effect of cross border tax laws	74	0.3
Tax credits	(88)	(0.4)
Nontaxable or nondeductible items
Shared based compensation	2,658	12.2
Foreign exchange loss (gain)	(285)	(1.3)
Other, net	322	1.5
Effective tax rate	8,875	40.7

(1) Fiscal 2025 primarily includes from highest to lowest effective tax rate Florida, Georgia, New Jersey and California.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the federal statutory tax rate with the effective tax rate from continuing operations, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended
	December 27,	December 29,
	2024	2023
U.S. statutory income tax expense rate	21.0%	21.0%
State income taxes, net of federal income tax expense	4.3	4.6
Valuation reduction	(0.4)	—
Meals and entertainment	0.2	0.2
Foreign rate differential	0.7	0.3
Share based compensation	4.1	(1.1)
Foreign exchange loss	(0.1)	0.2
Other, net	1.3	0.6
Effective tax rate	31.1%	25.8%

The increase in the tax rate from 2023 to 2025 has been primarily due to the limitation of deductions related to executive compensation, primarily driven by the stock price award program. See Note 10, "Stock Based Compensation," for additional details.

The components of the net deferred income tax asset (liability) are as follows (in thousands):

	Year Ended
	December 26,	December 27,
	2025	2024
Deferred income tax assets:
Allowance for credit losses	$446	$1,374
Net operating loss and tax credits carryforward	2,389	2,530
Accrued expenses and other liabilities	4,075	3,913
	6,910	7,817
Valuation allowance	(1,378)	(1,273)
	5,532	6,544
Deferred income tax liabilities:
Depreciation	(3,810)	(2,826)
Tax over book amortization on goodwill and intangibles	(12,054)	(11,970)
Other items	(399)	(212)
	(16,263)	(15,008)
Net deferred income tax liability	$(10,731)	$(8,464)

As of December 26, 2025, the Company had $0.7 million of U.S. state net operating loss carryforwards. Additionally, as of December 26, 2025, the Company had $7.3 million of foreign net operating loss carryforwards primarily from operations in the United Kingdom, Germany, France and Australia. A portion of the foreign net operating losses may be carried forward indefinitely.

The liability method of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers evidence such as history of losses and general economic conditions. As of December 26, 2025 and December 27, 2024 the Company had a valuation allowance of $1.4 million and of $1.3 million, respectively, to reduce deferred income tax assets, primarily related to foreign net operating loss carryforwards, to the amounts expected to be realized.

The undistributed earnings in foreign subsidiaries as of December 26, 2025, was approximately $17.4 million. The Company has historically reinvested its foreign earnings abroad indefinitely and continues to reinvest future earnings abroad.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

Penalties and tax-related interest expense are reported as a component of income tax expense. For the years ended December 26, 2025, December 27, 2024, and December 29, 2023 the total amount of accrued income tax-related interest and penalties was $50 thousand in each year.

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

The following table sets forth the detail and activity of the ASC 740 liability during the years ended December 26, 2025 and December 27, 2024 (in thousands):

	Year Ended
	December 26,	December 27,
	2025	2024
Beginning balance	$220	$220
Additions based on tax positions	—	—
Reduction for prior year tax deductions	—	—
Ending balance	$220	$220

As of December 26, 2025 and December 27, 2024, the Company had a liability related to the ASC 740-10, “Accounting for Uncertainty in Income Taxes,” of $0.2 million in both periods which was classified as a current liability and included in accrued expenses and other liabilities in the accompanying consolidated balance sheets in both periods.

The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months. The reversal of ASC 740-10 tax liabilities as of December 26, 2025 and December 27, 2024 would have a favorable impact on the effective tax rate in future period.

The amounts of cash income taxes paid by the Company were as follows:

December 26,
2025
Federal	$5,600
State and local
New Jersey	790
All other states	3,392
Foreign
United Kingdom	2,663
Other foreign jurisdiction	702
Total income taxes paid, net of refunds	$13,147

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation

Stock Plan

Total share-based compensation included in net income for the years ended December 26, 2025, December 27, 2024, and December 29, 2023 is as follows:

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Restricted stock units	$30,628	$19,524	$10,714
Common stock subject to vesting requirements	—	—	10
	$30,628	$19,524	$10,724

The number of shares available for future issuance under the Company's stock plans as of December 26, 2025 were 1,870,600. The Company issues new shares as they are required to be delivered under the plan.

Stock Options and SARs

There were no outstanding stock options or SARs as of December 26, 2025 and December 27, 2024.

Restricted Stock Units

Under the Company's stock plan, participants may be granted restricted stock units, each of which represents a conditional right to receive a common share in the future. The restricted stock units granted under this plan generally vest over one of the following vesting schedules: (1) a four-year period, with 50% vesting on the second anniversary and 25% of the shares vesting on the third and fourth anniversaries of the grant date, (2) a four-year period, with 25% vesting on the first, second, third and fourth anniversary, (3) a three-year period with 33% vesting on the first, second and third anniversary, or (4) a one-year period with 100% vest on the first anniversary. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amount of expense relating to the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the applicable requisite service period. Restricted stock unit activity for the year ended December 26, 2025, was as follows:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of December 27, 2024	3,452,314	$19.16
Granted	359,621	30.41
Vested	(1,280,759)	23.85
Forfeited	(49,534)	27.71
Nonvested balance as of December 26, 2025	2,481,642	$26.06

On September 16, 2024 and September 17, 2024, in connection with the stock price award program, the Company granted its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and certain other Company leaders performance-based restricted stock units, in the amounts of 786,885, 413,115, 72,000, and 607,350, respectively. In connection with the awards, the annual equity incentive award opportunities for the recipients during the performance period of the awards will be reduced by 50% compared to the annual equity incentive award opportunities in the Company’s executive compensation program for 2024. The awards are split into three equal tranches with each tranche having its own market condition and service condition. The market condition is met when the Company’s stock price reaches a certain weighted average share price hurdle for twenty consecutive trading days during the performance period from the grant date through December 31, 2028. The share price hurdles are $30, $40, and $50 for the first, second, and third tranches, respectively. Additionally, the service condition is met if the employee is employed on the first, second, and third anniversary of the grant date for the first tranche, second tranche, and third tranche, respectively.

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

As of December 26, 2025, the first tranche had vested, and as such the shares were included in the Company's basic and dilutive shares outstanding. As of December 26, 2025, the market conditions for the second and third tranche had not been met and had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $16.8 million for the year ended December 26, 2025. As of December 26, 2025, there was $7.1 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.7 years.

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

In connection with the acquisition of LeewayHertz, the Company entered into an employment agreement with the selling shareholder and certain key employees by which the Company granted 439,453 restricted stock units, with either both performance and service requirements or just service requirements at a grant-date fair value of $25.86 per share with four year vesting terms. For the year ended December 26, 2025, the Company recorded $2.9 million of non-cash stock compensation expense.

The Company recorded restricted stock units-based compensation expense of $30.6 million, $19.5 million and $10.7 million in 2025, 2024, and 2023 respectively, which is included in stock compensation expense, based on the vesting provisions of the restricted stock units and the fair value of the stock on the grant date. As of December 26, 2025, there was $23.8 million of total restricted stock unit compensation expense related to the unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years. The Company accounts for certain restricted stock units under liability accounting as a result of the fixed monetary amount and a variable number of shares that will be issued.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Shareholders’ Equity

Employee Stock Purchase Plan

Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan to provide substantially all employees who have completed three months of service as of the beginning of an offering period an opportunity to purchase shares of its common stock through payroll deductions. Purchases on any one grant are limited to 10% of eligible compensation. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 95% of the fair value on the last trading day of each six-month period. The aggregate fair value, determined as of the first trading date of the offering period, of shares purchased by an employee may not exceed $25,000 annually. In 2022, the Company’s Board of Directors and the Company’s shareholders approved an extension of the Employee Stock Purchase Plan to July 1, 2028 and added an additional 250,000 shares of common stock. As of December 26, 2025, a total of 104,800 shares of common stock were available for purchase under the plan. For plan years 2025, 2024 and 2023, 55,132 shares, 41,788 shares and 43,668 shares, respectively, were issued for total proceeds of $1.2 million in 2025, $1.0 million in 2024 and $0.9 million in 2023.

Treasury Stock and Tender Offer

Since the inception of the repurchase plan on July 30, 2002, the Board of Directors has approved the repurchase of $360.2 million of the Company’s common stock, $13.0 million of which was approved in July 2025 and $40.0 million of which was approved in October 2025. As of December 26, 2025, the Company had affected cumulative purchases under the plan of $348.8 million, leaving $11.4 million available for future purchases.

During 2025 and 2024, the Company repurchased 3.3 million and 226 thousand shares of its common stock, respectively, at an average price per share of $21.26 and $28.47, respectively, for a total cost of $69.1 million and $6.4 million, respectively. As of December 26, 2025 and December 27, 2024 the Company had repurchased 36.8 million shares and 33.5 million of its common stock since inception of the repurchase plan, at an average price of $9.50 per share and $8.36 per share, respectively.

Included in the repurchases above, in December 2025 the Company completed a tender offer through which 2.0 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $41.2 million, or $20.29 per share, which represented approximately 7% of the Company's issued and outstanding stock at the time. The Company used $40.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer as discussed in Note 8, “Debt Facility”. In addition in 2025, the repurchases included 50 thousand shares of its common stock repurchased from the Company's members of its Board of Directors for $1.6 million or $30.78 per share. In 2024, the repurchases included 43 thousand shares of its common stock repurchased from the Company's members of its Board of Directors for a total of $1.1 million or $24.34 per share.

Subsequent to fiscal year end, we repurchased 7 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.1 million, or $15.22 per share. Including these repurchases, we had approximately $24.9 million available for future repurchases under the plan.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. In 2025, 481 thousand shares were withheld and not issued for a cost of $11.9 million bringing the total cumulative cash used to repurchase stock in 2025 to $81.0 million. In 2024, 174 thousand shares were withheld and not issued for a cost of $4.1 million bringing the total cumulative cash used to repurchase stock in 2024 to $10.5 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividends

In 2023, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.0 million paid to shareholders on April 7, 2023, July 7, 2023, October 6, 2023, and January 5, 2024. In 2024, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.1 million paid to shareholders on April 5, 2024, July 5, 2024, October 4, 2024, and January 3, 2025. In 2025, the Company declared four quarterly dividends to be paid on a quarterly basis which resulted in aggregate dividends of $12.9 million paid to shareholders on April 4, 2025, July 7, 2025, October 3, 2025, and January 9, 2026. These dividends were paid from U.S. domestic sources and are accounted for as a reduction to retained earnings. Subsequent to December 26, 2025, the Company's Board of Directors approved the first dividend payment in 2026 of $0.12 per share for shareholders of record on March 20, 2026, to be paid on April 3, 2026.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees. Subject to certain dollar limits, eligible employees may contribute up to 15% of their pre-tax annual compensation to the plan. The Company may make discretionary contributions on an annual basis. The Company makes matching contributions of 40% of employee eligible contributions up to 6% of their gross salaries. The Company’s matching contributions were $0.8 million, $0.7 million and $0.8 million in 2025, 2024 and 2023, respectively.

13. Transactions with Related Parties

During the year ended December 26, 2025, the Company repurchased 50 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.6 million, or $30.78 per share. During the year ended December 27, 2024, the Company repurchased 43 thousand shares of the Company’s stock from members of its Board of Directors for a total cost of $1.1 million, or $24.34 per share.

Subsequent to fiscal year end, we repurchased 7 thousand shares of the Company’s common stock from members of our Board of Directors for a total of $0.1 million, or $15.22 per share. Including these repurchases, we had approximately $24.9 million available for future repurchases under the plan.

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

The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating segment financial performance. The CODM primarily uses revenue before reimbursement generated by the segment, cost of sales, gross margin, selling, general and administrative costs and contribution margin as a measures of profitability for each of its segments as these measures provide a comprehensive view of the segments’ financial performance. The measurement criteria for segment profit or loss are substantially the same for each reportable segment, excluding any unusual or infrequent items, if any. Unallocated costs include corporate costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. Segment information related to assets has been omitted as the CODM does not receive discrete financial information regarding assets at the segment level. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the years ended December 26, 2025, December 27, 2024 and December 29, 2023 along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Global S&BT:
Revenue before reimbursements*	$167,266	$168,274	$169,521
Cost of sales	86,177	89,276	89,646
Gross margin	81,089	78,998	79,875
Selling, general and administrative costs	30,295	27,416	25,509
Segment contribution	50,794	51,582	54,366
Oracle Solutions:
Revenue before reimbursements*	$71,247	$82,472	$75,828
Cost of sales	50,884	55,855	51,840
Gross margin	20,363	26,617	23,988
Selling, general and administrative costs	7,967	7,507	5,928
Segment contribution	12,396	19,110	18,060
SAP Solutions:
Revenue before reimbursements*	$62,333	$56,282	$45,924
Cost of sales	31,832	27,757	27,179
Gross margin	$30,501	$28,525	$18,745
Selling, general and administrative costs	10,116	9,782	6,820
Segment contribution	20,385	18,743	11,925
Total Company:
Total segment contribution margin	$83,575	$89,435	$84,351
Items not allocated to segment level:
Corporate general and administrative expenses**	20,542	20,787	19,766
Non-cash stock based compensation expense	10,915	11,782	10,724
Stock price award program compensation expense	16,804	5,745	—
Acquisition-related compensation expense	178	390	—
Acquisition-related non-cash stock based compensation expense	2,911	1,997	—
Acquisition-related costs	399	125	—
Restructuring costs	3,112	—	—
Depreciation and amortization	5,180	3,919	3,421
Legal settlement and related costs	—	102	1,178
Interest expense, net	1,716	1,594	3,235
Income from operations before taxes	$21,818	$42,994	$46,027

*Revenue before reimbursable expenses, excludes reimbursable expenses which are project travel-related expenses passed through to clients with no associated operating margin.

**Corporate general and administrative expenses primarily include costs related to business support functions including accounting and finance, human resources, legal, information technology and office administration. Corporate general and administrative expenses exclude one-time, non-recurring expenses and benefits that are not allocated to the segments..

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information and Geographical Data (continued)

Total revenue by segment is included in Note 1, "Basis of Presentation and General Information."

During the year ended December 26, 2025, the Company had one client that exceeded 5% of total revenue, of which $11.8 million is included in the Global S&BT segment, $6.2 million is included in the Oracle segment and $22 thousand is included in the SAP segment.

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Year Ended
	December 26,	December 27,	December 29,
	2025	2024	2023
Revenue:
United States	$246,071	$259,443	$251,012
Europe (U.K., Germany, France and Switzerland)	34,270	35,287	28,648
Other (Australia, Canada, India and Uruguay)	25,285	19,125	16,930
Total Revenue	$305,626	$313,855	$296,590

Europe includes total revenue derived in the U.K. of $29.5 million in 2025, $26.6 million in 2024 and $22.5 million in 2023.

Long-lived assets are attributed to geographic areas as follows (in thousands):

	December 26,	December 27,
	2025	2024
Long-lived assets:
North America	$102,894	$100,676
Europe (U.K., Germany and Netherlands)	15,848	14,247
Other (Australia, Canada, India and Uruguay)	2,022	608
Total long-lived assets	$120,764	$115,531

As of December 26, 2025 and December 27, 2024, the long-lived assets attributed to the U.K. in the table above included $14.7 million and $13.4 million, respectively. As of December 26, 2025 and December 27, 2024, foreign assets included $15.1 million and $14.0 million, respectively, of goodwill related to acquisitions, of which included $14.1 million and $13.3 million, respectively, were attributed to the U.K. Provisional goodwill related to the Company's acquisition of LeewayHertz, which was allocated to the Global S&BT segment, is included in the table above in Other of $5.6 million.

THE HACKETT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (unaudited)

The following tables present unaudited supplemental quarterly financial information for the years ended December 26, 2025 and December 27, 2024 (in thousands, except per share data):

	Quarter Ended
	March 28, 2025	June 27, 2025	September 26, 2025	December 26, 2025
Total revenue	$77,865	$78,899	$73,111	$75,751
Operating income	$4,403	$4,595	$5,459	$9,077
Income from continuing operations before income taxes	$4,201	$4,229	$5,021	$8,367
Net income	$3,143	$1,661	$2,547	$5,592
Basic net income per common share	$0.11	$0.06	$0.09	$0.21

Diluted net income per common share	$0.11	$0.06	$0.09	$0.21

	Quarter Ended
	March 29, 2024	June 28, 2024	September 27, 2024	December 27, 2024
Total revenue	$77,187	$77,656	$79,777	$79,235
Operating income	$11,525	$12,516	$12,800	$7,747
Income from continuing operations before income taxes	$11,053	$12,004	$12,432	$7,505
Net income	$8,731	$8,748	$8,587	$3,564
Basic net income per common share	$0.32	$0.32	$0.31	$0.13

Diluted net income per common share	$0.32	$0.31	$0.31	$0.12

THE HACKETT GROUP, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED December 26, 2025, December 27, 2024, and December 29, 2023

(in thousands)

	Balance at	Charge to
	Beginning	Revenue/	Write-offs/	Balance at
Allowance for Doubtful Accounts	of Year	Expense	(Reversals)	End of Year
Year Ended December 26, 2025	$2,377	3,224	(3,680)	$1,921
Year Ended December 27, 2024	$1,072	1,677	(372)	$2,377
Year Ended December 29, 2023	$856	258	(42)	$1,072

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of and for the year ended December 26, 2025.

Based on our evaluation, utilizing the criteria set forth in “Internal Control – Integrated Framework issued by COSO in 2013,” our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm has audited our internal control over financial reporting as of December 26, 2025, and has expressed an unqualified opinion thereon.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Hackett Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited The Hackett Group, Inc.’s (the Company) internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Coral Gables, Florida

February 27, 2026

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements.

During the three months ended December 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under the caption “Fees Paid to Independent Accountants” in the proxy statement for the 2026 Annual Meeting of Shareholders is hereby incorporated by reference.

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

10.1**

Registrant's 1998 Stock Option and Incentive Plan (Amended and Restated as of February 13, 2025)(incorporated herein by reference to Appendix B of the Registrant's definitive proxy statement filed on March 21, 2025).

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

10.18**	Form of Performance-Based Stock Price Restricted Stock Award, (incorporated herein by reference to the Registrant’s Form 8-K dated September 16, 2024).
19.1	The Hackett Group, Inc. Policy on Insider Trading and Reporting Compliance (incorporated by reference to the Registrant's Form 10-K dated February 28, 2025).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of RSM US LLP.
31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	The Hackett Group, Inc. Compensation Recovery Policy (incorporated by reference to the Registrant's Form 10-K dated March 1, 2024).
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.
104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

(p)
Paper exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miami, State of Florida, on February 27, 2026.

THE HACKETT GROUP, INC.

By:	/s/ Ted A. Fernandez
Ted A. Fernandez
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ted A. Fernandez	Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2026
Ted A. Fernandez

/s/ Robert A. Ramirez	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Robert A. Ramirez

/s/ David N. Dungan	Chief Operating Officer and Director	February 27, 2026
David N. Dungan

/s/ Maria A. Bofill	Director	February 27, 2026
Maria Bofill

/s/ Richard N. Hamlin	Director	February 27, 2026
Richard Hamlin

/s/ John R. Harris	Director	February 27, 2026
John R. Harris

/s/ Robert A. Rivero	Director	February 27, 2026
Robert A. Rivero

/s/ Alan T. G. Wix	Director	February 27, 2026
Alan T. G. Wix