Form 10-Q
period 2026-03-27
HACKETT GROUP, INC.
filed 2026-05-06
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2026

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

As of May 1, 2026 there were 25,188,887 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 27,	December 26,
	2026	2025
ASSETS
Current assets:
Cash	$6,068	$18,197
Accounts receivable and contract assets, net of allowance of $1,558 and $1,921 at March 27, 2026 and December 26, 2025, respectively	70,284	59,505
Prepaid expenses and other current assets	5,316	6,175
Total current assets	81,668	83,877

Property, software and equipment, net	25,163	24,011
Other assets	356	358
Intangible assets, net	2,869	3,252
Goodwill	90,187	90,659
Operating lease right-of-use assets	2,151	2,484
Deferred tax asset	1,996	1,806
Total assets	$204,390	$206,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,749	$6,295
Accrued expenses and other liabilities	24,340	28,824
Contract liabilities	13,216	12,317
Income tax payable	-	74
Operating lease liabilities	1,168	1,259
Total current liabilities	43,473	48,769
Deferred tax liability, net	14,966	12,537
Long term debt, net	78,836	75,818
Operating lease liabilities	1,103	1,223
Total liabilities	138,378	138,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 62,187,041 and 61,886,232 shares issued at March 27, 2026 and December 26, 2025, respectively	62	62
Additional paid-in capital	353,621	352,588
Treasury stock, at cost, 37,005,540 and 36,793,733 shares March 27, 2026 and December 26, 2025, respectively	(353,137)	(350,171)
Retained earnings	79,623	78,363
Accumulated other comprehensive loss	(14,157)	(12,742)
Total shareholders' equity	66,012	68,100
Total liabilities and shareholders' equity	$204,390	$206,447

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended
	March 27,	March 28,
	2026	2025
Revenue:
Revenue before reimbursements	$67,843	$76,231
Reimbursements	954	1,634
Total revenue	68,797	77,865
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $589 and $4,928 of non-cash stock based compensation reversal and expense in the three months ended March 27, 2026 and March 28, 2025, respectively)	38,505	48,380
Reimbursable expenses	954	1,634
Total cost of service	39,459	50,014
Selling, general and administrative costs (includes $2,068 and $4,744 of non-cash stock based compensation expense in the three months ended March 27, 2026 and March 28, 2025, respectively)	18,446	23,448
Restructuring costs	1,956	—
Total costs and operating expenses	59,861	73,462
Income from operations	8,936	4,403

Other expense, net:
Interest expense, net	(1,008)	(202)
Income before income taxes	7,928	4,201
Income tax expense	3,647	1,058
Net income	$4,281	$3,143

Basic net income per common share:
Income per common share	$0.17	$0.11
Weighted average common shares outstanding	25,166	27,587

Diluted net income per common share:
Income per common share	$0.17	$0.11
Weighted average common and common equivalent shares outstanding	25,258	28,385

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended
	March 27,	March 28,
	2026	2025
Net income	$4,281	$3,143
Foreign currency translation adjustment, net	(1,415)	952
Total comprehensive income	$2,866	$4,095

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended
	March 27,	March 28,
	2026	2025
Cash flows from operating activities:
Net income	$4,281	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,165	1,025
Amortization expense	315	145
Amortization of debt issuance costs	23	22
Non-cash stock based compensation expense	1,479	9,672
Provision for doubtful accounts	(114)	166
(Gain) loss on foreign currency translation	(518)	182
Deferred income tax expense	2,233	1,988
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(10,795)	(5,681)
Decrease (increase) in prepaid expenses and other assets	1,259	(778)
Decrease in accounts payable	(1,544)	(1,587)
Decrease in accrued expenses and other liabilities	(3,674)	(6,503)
Increase in contract liabilities	899	3,801
Decrease in income tax payable	(75)	(1,401)
Net cash (used in) provided by operating activities	(5,066)	4,194
Cash flows from investing activities:
Purchases of property, software and equipment	(2,414)	(1,544)
Net cash used in investing activities	(2,414)	(1,544)
Cash flows from financing activities:
Debt proceeds	5,000	5,000
Repayment of debt	(2,000)	—
Debt issuance costs	(4)	—
Taxes paid to satisfy employee withholding tax obligations	(1,666)	(5,519)
Dividends paid	(3,013)	(3,024)
Repurchase of common stock	(2,966)	(6,202)
Net cash used in financing activities	(4,649)	(9,745)
Effect of exchange rate on cash	—	(92)
Net decrease in cash	(12,129)	(7,187)
Cash at beginning of period	18,197	16,366
Cash at end of period	$6,068	$9,179
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$619	$345
Cash paid for interest	$1,023	$222
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$3,021	$3,318

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 26, 2025	61,886	$62	$352,588	(36,794)	$(350,171)	$78,363	$(12,742)	$68,100
Issuance of common stock	301	—	(1,666)	—	—	—	—	(1,666)
Treasury stock purchased	—	—	—	(212)	(2,966)	—	—	(2,966)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,699	—	—	—	—	2,699
Dividends declared	—	—	—	—	—	(3,021)	—	(3,021)
Net income	—	—	—	—	—	4,281	—	4,281
Foreign currency translation	—	—	—	—	—	—	(1,415)	(1,415)
Balance at March 27, 2026	62,187	$62	$353,621	(37,006)	$(353,137)	$79,623	$(14,157)	$66,012

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)	—	—	—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 26, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2026. The consolidated results of operations for the quarter ended March 27, 2026, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As a result of the acquisition, the Company recognized provisional intangible assets of $2.0 million, with a remaining weighted average useful life of 2.3 years.

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

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s Gen AI and strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP and AI Enablement practices; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

			Foreign
	December 26,	Additions/	Currency	March 27,
	2025	Adjustments	Translation	2026
Global S&BT	$63,967	$-	$(472)	$63,495
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$90,659	$-	$(472)	$90,187

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the three months ended March 27, 2026, the Company recognized $1.5 million of revenue as a result of changes in the contract liability balance, as compared to $4.3 million for three months ended March 28, 2025. As of December 27, 2024, the Company had $11.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the three months ended March 27, 2026 and March 28, 2025 (in thousands):

	Quarter Ended
	March 27,	March 28,
	2026	2025
Global S&BT:
North America Consulting	$29,059	$33,147
International Consulting	7,716	10,210
Total Global S&BT	$36,775	$43,357
Oracle Solutions:
Consulting and software support and maintenance	$15,685	$21,085
Total Oracle Solutions	$15,685	$21,085
SAP Solutions:
Consulting and software support and maintenance	$12,776	$9,933
Software-related sales	3,561	3,490
Total SAP Solutions	$16,337	$13,423
Total segment revenue	$68,797	$77,865

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

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 26, 2025 and December 27, 2024, the Company had $1.0 million and $1.8 million, respectively, of deferred commissions, of which approximately $0.4 million was amortized during both the three months ended March 27, 2026 and March 28, 2025. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of March 27, 2026 and December 26, 2025, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

In September 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal‑Use Software (Subtopic 350‑40): Targeted Improvements to the Accounting for Internal‑Use Software. The ASU modernizes the accounting model for internal‑use software by removing references to software development project stages and replacing them with a principles‑based capitalization threshold that is intended to better align with current, including iterative and agile, software development practices. Under the updated guidance, internal‑use software development costs are capitalized when management has authorized and committed funding for the project and it is probable that the project will be completed and the software will be used to perform its intended function. The ASU also supersedes existing guidance on website development costs and incorporates that guidance into Subtopic 350‑40. The amendments do not change the accounting for software to be sold, leased, or marketed, nor do they change which costs are eligible for capitalization or when capitalization ceases. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements

2. Net Income per Common Share

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended
	March 27,	March 28,
	2026	2025

Basic weighted average common shares outstanding	25,165,791	27,587,327
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	91,867	797,640
Dilutive weighted average common shares outstanding	25,257,658	28,384,967

Approximately 212 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the three months ended March 27, 2026, as compared to 86 shares for the three months ended March 28, 2025, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.2 million restricted stock units in the three months ended March 27, 2026, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	March 27,	December 26,
	2026	2025
Accounts receivable	$36,132	$32,433
Contract assets (unbilled revenue)	35,710	28,993
Allowance for doubtful accounts	(1,558)	(1,921)
Accounts receivable and contract assets, net	$70,284	$59,505

Accounts receivable as of March 27, 2026 and December 26, 2025, is net of uncollected advanced billings. Contract assets as of March 27, 2026 and December 26, 2025, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 27, 2024, the Company had accounts receivable and contract assets of $35.9 million and $23.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $16.7 million and $11.9 million as of March 27, 2026 and December 26, 2025, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 27,	December 26,
	2026	2025
Accrued compensation and benefits	$12,737	$13,414
Accrued bonuses	1,400	4,243
Dividend payable	3,026	3,013
Accrued sales, use, franchise and VAT tax	2,546	2,543
Restructuring reserves	2,063	883
Non-cash stock based compensation accrual	2	141
Acquisition-related liabilities	245	1,895
Other accrued expenses	2,321	2,692
Total accrued expenses and other liabilities	$24,340	$28,824

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $24 thousand and $38 thousand of lease expense in the three months ended March 27, 2026 and March 28, 2025, respectively, on these leases.

The components of lease expense were as follows for the three months ended March 27, 2026 (in thousands):

Operating lease cost	$315

Total net lease costs	$315

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments (continued)

The weighted average remaining lease term is 2.4 years. The weighted average discount rate utilized is 6.0%. For the three months ended March 27, 2026, the Company paid $0.3 million from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of March 27, 2026, were as follows (in thousands):

2026 (excluding the three months ended March 27, 2026)	$921
2027	827
2028	429
2029	175
2030 and thereafter	-
Total lease payments	2,352
Less imputed interest	(201)
Total	$2,151

As of March 27, 2026, the Company does not have any additional material operating leases that have not yet commenced.

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

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company’s option, equal to either a base rate or a Secured Overnight Financing Rate ("SOFR") rate. The applicable margin percentage is based on the consolidated leverage ratio, as defined in the Credit Agreement. As of March 27, 2026, the applicable margin percentage was 1.50% per annum for the SOFR rate, and 0.75% per annum, for the base rate. As of March 27, 2026, the interest rate on the Company's outstanding debt was 5.3%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of March 27, 2026 was 0.125%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of March 27, 2026, the Company was in compliance with all covenants.

As of March 27, 2026, the Company had $79.0 million of outstanding debt, excluding $0.2 million of deferred debt costs, which will be amortized over the remaining life of the Credit Facility. As of December 26, 2025, the Company had $76.0 million of outstanding debt, excluding $0.2 million of deferred debt costs.

7. Stock Based Compensation

Restricted Stock Units

On September 16 and September 17, 2024, the Company granted its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and certain other Company leaders performance-based restricted stock units, in the amounts of 786,885, 413,115, 72,000, and 607,350, respectively. In connection with the awards, the annual equity incentive award opportunities for the recipients during the performance period of the awards will be reduced by 50% compared to the annual equity incentive award opportunities in the Company’s executive compensation program for 2024. The awards are split into three equal tranches with each tranche having its

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation (continued)

own market condition and service condition. The market condition is met when the Company’s stock price reaches a certain share price hurdle for twenty consecutive trading days during the performance period from the grant date through December 31, 2028. The share price hurdles are $30, $40, and $50 for the first, second, and third tranches, respectively. Additionally, the service condition is met if the employee is employed on the first, second, and third anniversary of the grant date for the first tranche, second tranche, and third tranche, respectively.

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

As of March 27, 2026 and March 28, 2025, the market and service conditions for the first tranche had been met and the service conditions were met and as such, the shares were vested and were included in the Company's basic shares outstanding for the period. The first tranche vested 626,450 shares in September 2025, which included shares that were withheld to satisfy tax obligations. As of December 26, 2025 and March 27, 2026, the market conditions for the second and third tranche had not been met and the shares had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $1.1 million for the three months ended March 27, 2026. As of March 27, 2026, there was $5.1 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.1 years.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Stock Based Compensation (continued)

During the three months ended March 27, 2026, the Company issued 442,113 restricted stock units at a weighted average grant date fair value of $13.80. As of March 27, 2026, the Company had 2,262,590 restricted stock units outstanding at a weighted average grant date fair value of $23.78 per share. As of March 27, 2026, $24.0 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards and including the stock price award program awards discussed above, had not been recognized and is expected to be recognized over a weighted average period of approximately 2.1 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $373.8 million of the Company’s common stock. As of March 27, 2026, the Company had affected cumulative purchases under the plan of $351.8 million, leaving $22.0 million available for future purchases.

In December 2025, the Company completed a tender offer through which 2.0 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $41.3 million, or $20.29 per share, which represented approximately 7% of the Company's issued and outstanding stock at the time. The Company used $40.0 million in borrowings from its Credit Facility and cash on hand to fund the tender offer.

During the three months ended March 27, 2026, the Company repurchased 212 thousand shares on the open market and from members of the Company's Board of Directors at an average price per share of $14.00 for a total cost of $3.0 million. This includes the Company's repurchase of 7 thousand shares from members of its Board of Directors at an average price per share of $15.22 for a total cost of $0.1 million.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the three months ended March 27, 2026, the Company withheld and did not issue 121 thousand shares for a cost of $1.7 million. During the three months ended March 28, 2025, the Company withheld and did not issue 173 thousand shares for a cost of $5.5 million. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the three months ended March 27, 2026, the Company declared its first quarterly dividend to its shareholders for an aggregate of $3.0 million, which was paid in April 2026. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to March 27, 2026, the Company declared its first quarter dividend in fiscal year 2026 to be paid in July 2026.

9. Transactions with Related Parties

During the three months ended March 27, 2026, the Company repurchased 7 thousand shares of its common stock from members of its Board of Directors for $0.1 million, or $15.22 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the three months ended March 27, 2026 and March 28, 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended
	March 27,	March 28,
	2026	2025
Global S&BT:
Revenue before reimbursements*	$36,370	$42,642
Cost of sales	20,097	22,325
Gross margin	16,273	20,317
Selling, general and administrative costs	7,200	7,531
Segment contribution	9,073	12,786
Oracle Solutions:
Revenue before reimbursements*	$15,448	$20,396
Cost of sales	10,598	13,695
Gross margin	4,850	6,701
Selling, general and administrative costs	1,287	2,334
Segment contribution	3,563	4,367
SAP Solutions:
Revenue before reimbursements*	$16,025	$13,193
Cost of sales	8,852	7,139
Gross margin	7,173	6,054
Selling, general and administrative costs	2,210	1,804
Segment contribution	4,963	4,250
Total Company:
Total segment contribution margin	17,599	21,403

Items not allocated to segment level:
Corporate general and administrative expenses**	3,812	5,656
Non-cash stock based compensation expense***	2,396	2,765
Stock price award program compensation expense***	1,096	5,142
Acquisition-related cash compensation (reversal) expense****	(64)	308
Acquisition-related non-cash stock based compensation (reversal) expense****	(2,013)	1,765
Acquisition-related costs	-	194
Restructuring costs****	1,956	-
Depreciation expense	1,165	1,025
Amortization expense	315	145
Interest expense, net	1,008	202
Income before taxes	$7,928	$4,201

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

***See Note 7.

****Reversal of performance-based accruals related to the LeewayHertz acquisition.

*****Restructuring costs are not allocated to the segments.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended
	March 27,	March 28,
	2026	2025

United States	$55,798	$64,011
Europe (U.K., Germany, France, Switzerland and Spain)	7,834	8,355
Other (Australia, Canada, India and Uruguay)	5,165	5,499
Total revenue	$68,797	$77,865

Long-lived assets are attributable to the following geographic areas (in thousands):

	March 27,	December 26,
	2026	2025
Long-lived assets:
United States	$102,625	$102,894
Europe (U.K., Germany, Spain and Netherlands)	15,760	15,848
Other (Australia, Canada, India and Uruguay)	2,341	2,022
Total long-lived assets	$120,726	$120,764

The domestic long-lived assets above include the Spend Matters intangible assets of $4.0 million. See Note 1 for additional information. As of March 27, 2026 and December 26, 2025, foreign assets included $14.9 million and $15.1 million, respectively, of goodwill related to acquisitions, of which $13.9 million and $14.1 million, respectively, were attributed to the U.K..

12. Restructuring Costs

During the first quarter of 2026 and the third quarter of 2025, the Company incurred restructuring costs of $1.9 million and $3.1 million as a result of its continued pivot of its business to Gen AI. The costs were employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the Company's service offerings.

The following table sets forth the activity in the restructuring expense accrual (in thousands):

Employee- Related
Costs
Accrual balance at December 27, 2024	$—
Restructuring costs	3,112
Cash paid	(2,229)
Accrual balance at December 26, 2025	$883
Restructuring costs	1,956
Cash paid	(776)
Accrual balance at March 27, 2026	$2,063

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("Gen AI")-related consulting services and solutions, our ability to effectively integrate acquisitions, including the LeewayHertz and Spend Matters acquisitions, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed.

An additional description of our risk factors is described in Part I – Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2025.

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

Our transformation expertise is grounded in best practices insights from benchmarking the world’s leading businesses – including 97% of the Dow Jones Industrials, 90% of the Fortune 100, 68% of the DAX 40 and 53% of the FTSE 100, which inform and are delivered by our platforms.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended
	March 27,	March 28,
	2026	2025
Revenue:
Revenue before reimbursements	$67,843	$76,231
Reimbursements	954	1,634
Total revenue	68,797	77,865
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $589 and $4,928 of non-cash stock based compensation reversal and expense in the three months ended March 27, 2026 and March 28, 2025, respectively)	38,505	48,380
Reimbursable expenses	954	1,634
Total cost of service	39,459	50,014
Selling, general and administrative costs (includes $2,068 and $4,744 of non-cash stock based compensation expense in the three months ended March 27, 2026 and March 28, 2025, respectively)	18,446	23,448
Restructuring costs	1,956	—
Total costs and operating expenses	59,861	73,462

Income from operations	8,936	4,403
Other expense, net:
Interest expense, net	(1,008)	(202)
Income before income taxes	7,928	4,201
Income tax expense	3,647	1,058
Net income	$4,281	$3,143
Diluted net income per common share	$0.17	$0.11

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the three months ended March 27, 2026 and the three months ended March 28, 2025. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $68.8 million during the first three months of 2026 as compared to $77.9 million in the same period in 2025. In the first three months of 2026, one customer accounted for 4% of our Company total revenue. In the first three months of 2025, one customer accounted for 9% of our Company total revenue.

Segment revenue. The Company has three reportable segments: Global Strategy & Business Transformation (Global S&BT), Oracle Solutions and SAP Solutions. Global S&BT includes S&BT Gen AI and Business Transformation Consulting, Benchmarking, Business Advisory Services, Intellectual Property as-a-Service (IPASS) and OneStream offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP.

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended
	March 27,	March 28,
	2026	2025
Global S&BT	$36,775	$43,357
Oracle Solutions	15,685	21,085
SAP Solutions	16,337	13,423
Total revenue	$68,797	$77,865

Global S&BT total revenue was $36.8 million and $43.4 million during the first three months of 2026 and 2025, respectively. Although we continued to see an increasing number of clients utilizing our Gen AI delivery platforms, that was more than offset by elongated client decision cycles that persisted throughout the quarter as clients are evaluating their Gen AI return on investments.

Oracle Solutions total revenue was $15.7 million and $21.1 million during the first three months of 2026 and 2025, respectively. Oracle Solutions has stabilized from the completion of a large client engagement which primarily explains the decreases on a year over year comparison.

SAP Solutions total revenue was $16.3 million and $13.4 million during the first three months of 2026 and 2025, respectively. The increase in revenue during the first three months of 2026, as compared to the same periods in 2025, was primarily driven by implementation services that correspond to the volume of software sales from the last several quarters that were coupled with significant implementation fees. This was primarily due to the increased sales investments we have made with SAP and SAP’s success driving S4 HANA Cloud migrations.

Reimbursements as a percentage of Company total revenue were 1% and 2% during the first three months of 2026 and 2025, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses decreased 20%, to $38.5 million for the first three months of 2026, as compared to $48.4 million in the same period of 2025. The decrease in the first quarter of 2026 was primarily related to the decrease of acquisition related non-cash stock based compensation expense relating to the LeewayHertz acquisition and to the non-cash stock based compensation expense relating to the stock price award program, headcount reductions from the leverage of our Gen AI delivery platforms and lower bonus accruals commensurate with performance. Personnel costs as a percentage of total Company total revenue were 56% and 62% during the first three months of 2026 and 2025, respectively.

Non-cash stock based compensation reversal of expense, included in personnel costs before reimbursable expenses, was $0.6 million in the first three months of 2026 and non-cash stock based compensation expense was $4.9 million during the first three months 2025. The decrease in the first three months of 2026 was primarily related to a decrease in non-cash stock compensation from the stock price award program issuances (Note 7) and reversals of acquisition related non-cash stock compensation expense that were performance-related (Note 1 and Note 7).

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs decreased 21%, to $18.4 million for the first three months of 2026, as compared to $23.4 million for the same period in 2025. The decrease in the costs during the first three months of 2026 was primarily due to decreased non-cash stock based compensation from the stock price award program issuances and lower bonus accruals (Note 7). SG&A costs as a percentage of total Company revenue were 27% during the first three months of 2026, as compared to 30% during the same period in 2025, respectively.

Non-cash stock based compensation expense, included in SG&A, was $2.1 million and $4.7 million during the first three months of 2026 and 2025, respectively. The decrease in the first three months of 2026 primarily relates to the non-cash stock compensation expense from the stock price award program issuances (Note 7).

Amortization expense was $315 thousand and $145 thousand for the first three months of 2026 and 2025, respectively, which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters.

Restructuring Costs. During the first quarter of 2026, we incurred restructuring costs of $1.9 million as a result of the continued pivot of our business to Gen AI. These costs were primarily employee-related costs, as the Company reduced staff to be commensurate with current market demand and the leverage of our Gen AI delivery platforms are expected to have on our service offerings.

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

Global S&BT segment contribution was $9.1 million during the first three months of 2026, as compared to $12.8 million for the same period in 2025, respectively, primarily due to elongated client decision making that persisted throughout the quarter as mentioned above.

Oracle Solutions segment contribution was $3.6 million during the first three months of 2026, as compared to $4.4 million for the same period in 2025, respectively. The decrease during the first three months of 2026 was primarily due to decreased revenue, as discussed above, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment contribution was $5.0 million and $4.3 million during the first three months of 2026 and 2025, respectively. The increase in segment profit in the first three months of 2026, as compared to the same period in 2025, was primarily due to increased implementation services from software sales over the past several quarters as mentioned above.

Interest Expense, Net. Interest expense, net was $1.0 million and $0.2 million during the first three months of 2026 and 2025, respectively. As of March 27, 2026, we had outstanding debt of $79.0 million, excluding debt issue costs. As of March 28, 2025, we had outstanding debt of $18.0 million, excluding debt issue costs.

Income Taxes. During the first three months of 2026, we recorded $3.6 million of income tax expense, related to certain federal, foreign and state taxes which reflected an effective tax rate of 46.0%. The increase in the effective tax rate is primarily due to the vesting fair value for restricted stock unit awards being lower than the grant date fair value for such awards. During the first three months of 2025, we recorded $1.1 million of income tax expense related to certain federal, foreign and state taxes which reflected an effective tax rate of 25.2%.

Liquidity and Capital Resources

As of March 27, 2026 and December 26, 2025, we had $6.1 million and $18.2 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit the "Credit Facility") and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 26, 2025.

The following table summarizes our cash flow activity (in thousands):

	Quarter Ended
	March 27,	March 28,
	2026	2025
Cash flows (used in) provided by operating activities	$(5,066)	$4,194
Cash flows used in investing activities	$(2,414)	$(1,544)
Cash flows used in financing activities	$(4,649)	$(9,745)

Cash Flows from Operating Activities

Net cash used in operating activities was $5.1 million during the first three months of 2026, as compared to net cash provided by $4.2 million during the same period in 2025. In 2026, the net cash used in operating activities was primarily due to increases in accounts receivable and decreases in accrued liabilities primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors, partially offset by net income adjusted for non-cash items. In 2025, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increases in contract liabilities, partially offset by increases in accounts receivable, decreases in accrued liabilities and other accruals primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million during the first three months of 2026, as compared to $1.5 million during the same period in 2025. During both the first three months periods of 2026 and 2025, cash flows used in investing activities primarily included investments made to the continued development of our Gen AI delivery platforms.

Cash Flows from Financing Activities

Net cash used in financing activities was $4.6 million during the first three months of 2026, as compared to $9.7 million during the same period in 2025. The usage of cash in 2026 primarily related to the repurchase of $4.6 million of the Company's common stock and dividend payments of $3.0 million, partially offset by a net $3.0 million drawdown on our Credit Facility. The usage of cash in 2025 primarily related to the repurchase of $11.7 million of the Company's common stock and dividend payments of $3.0 million, partially offset by the $5.0 million drawdown on our Credit Facility.

As of March 27, 2026, we had $79.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $21.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 27, 2026, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the quarter ended March 27, 2026.

Exchange Rate Sensitivity

We face exposure to adverse movements in foreign currency exchange rates as a portion of our revenue, expenses, assets and liabilities are denominated in currencies other than the U.S. Dollar, primarily the British Pound, the Euro, the Indian Rupee and the Australian Dollar. These exposures may change over time as business practices evolve.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Item 1A. Risk Factors.

For a discussion of our potential risks and uncertainties, see the risk factor below and the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2025.

There have been no material changes to any of the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 27, 2026, the Company repurchased 211 thousand shares at an average price of $14.00 per share for a total cost of $3.0 million. As of March 27, 2026, the Company had $22.0 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of December 26, 2025				$11,367,753
December 27, 2026 to January 23, 2026	—	$—	—	$24,999,999	*
January 24, 2026 to February 20, 2026	62,031	$15.12	62,031	$24,062,028
February 21, 2026 to March 27, 2026	149,776	$13.54	149,776	$22,033,756
	211,807	$14.00	211,807

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of March 27, 2026, the Board of Directors had approved a cumulative authorization of $373.8 million with cumulative purchases under the plan of $351.8 million, leaving $22.0 million available for future purchases. There is no expiration date on the current authorization.

*The Company’s Board of Directors approved an additional share repurchase authorization of $13.6 million on February 12, 2026.

Shares repurchased during the three months ended March 27, 2026 under the repurchase plan do not include 121 thousand shares for a cost of $1.7 million that the Company bought back to satisfy employee net vesting obligations.

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

The Hackett Group, Inc.

Date: May 6, 2026	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer