Form 10-Q
period 2026-06-26
HACKETT GROUP, INC.
filed 2026-08-05
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2026

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

As of July 31, 2026 there were 24,877,873 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 26,	December 26,
	2026	2025
ASSETS
Current assets:
Cash	$14,162	$18,197
Accounts receivable and contract assets, net of allowance of $1,496 and $1,921 at June 26, 2026 and December 26, 2025, respectively	61,900	59,505
Prepaid expenses and other current assets	8,444	6,175
Total current assets	84,506	83,877

Property, software and equipment, net	26,584	24,011
Other assets	358	358
Intangible assets, net	2,572	3,252
Goodwill	90,080	90,659
Operating lease right-of-use assets	2,173	2,484
Deferred tax asset	2,336	1,806
Total assets	$208,609	$206,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,246	$6,295
Accrued expenses and other liabilities	23,797	28,824
Contract liabilities	13,287	12,317
Income tax payable	-	74
Operating lease liabilities	1,292	1,259
Total current liabilities	43,622	48,769
Deferred tax liability, net	15,072	12,537
Long term debt, net	80,852	75,818
Operating lease liabilities	881	1,223
Total liabilities	140,427	138,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 62,254,534 and 61,886,232 shares issued at June 26, 2026 and December 26, 2025, respectively	62	62
Additional paid-in capital	358,353	352,588
Treasury stock, at cost, 37,377,576 and 36,793,733 shares June 26, 2026 and December 26, 2025, respectively	(357,065)	(350,171)
Retained earnings	81,053	78,363
Accumulated other comprehensive loss	(14,221)	(12,742)
Total shareholders' equity	68,182	68,100
Total liabilities and shareholders' equity	$208,609	$206,447

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Revenue:
Revenue before reimbursements	$68,342	$77,629	$136,185	$153,860
Reimbursements	986	1,270	1,940	2,904
Total revenue	69,328	78,899	138,125	156,764
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,460 and $1,871 and $4,985 and $9,913 of non-cash stock based compensation expense in the three months and six months ended June 26, 2026 and June 27, 2025, respectively)	40,632	49,672	79,137	98,052
Reimbursable expenses	986	1,270	1,940	2,904
Total cost of service	41,618	50,942	81,077	100,956
Selling, general and administrative costs (includes $1,793 and $3,861 and $4,736 and $9,480 of non-cash stock based compensation expense in the three months and six months ended June 26, 2026 and June 27, 2025, respectively)	19,506	23,362	37,952	46,810
Restructuring costs	492	—	2,448	—
Total costs and operating expenses	61,616	74,304	121,477	147,766
Income from operations	7,712	4,595	16,648	8,998

Other expense, net:
Interest expense, net	(1,211)	(366)	(2,219)	(568)
Income before income taxes	6,501	4,229	14,429	8,430
Income tax expense	2,092	2,568	5,739	3,626
Net income	$4,409	$1,661	8,690	4,804

Basic net income per common share:
Income per common share	$0.18	$0.06	$0.35	$0.17
Weighted average common shares outstanding	25,064	27,602	25,115	27,595

Diluted net income per common share:
Income per common share	$0.18	$0.06	$0.34	$0.17
Weighted average common and common equivalent shares outstanding	25,166	28,482	25,212	28,433

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Net income	$4,409	$1,661	$8,690	$4,804
Foreign currency translation adjustment, net	(64)	1,770	(1,479)	2,722
Total comprehensive income	$4,345	$3,431	$7,211	$7,526

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26,	June 27,
	2026	2025
Cash flows from operating activities:
Net income	$8,690	$4,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,313	2,059
Amortization expense	614	376
Amortization of debt issuance costs	47	45
Non-cash stock based compensation expense	5,732	19,394
Provision for (reversal of) doubtful accounts	170	(150)
(Gain) loss on foreign currency translation	(574)	776
Deferred income tax expense	1,995	838
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(2,470)	(5,208)
Increase in prepaid expenses and other assets	(1,895)	(4,039)
Decrease in accounts payable	(1,049)	(1,738)
Decrease in accrued expenses and other liabilities	(4,373)	(5,272)
Increase in contract liabilities	969	1,281
Decrease in income tax payable	(75)	(3,323)
Net cash provided by operating activities	10,094	9,843
Cash flows from investing activities:
Purchases of property, software and equipment	(4,990)	(3,454)
Cash consideration paid for acquisition	—	(767)
Net cash used in investing activities	(4,990)	(4,221)
Cash flows from financing activities:
Debt proceeds	11,000	10,000
Repayment of debt	(6,000)	—
Debt issuance costs	(13)	(5)
Proceeds from ESPP	544	670
Taxes paid to satisfy employee withholding tax obligations	(1,723)	(5,603)
Dividends paid	(6,034)	(6,342)
Repurchase of common stock	(6,894)	(10,521)
Net cash used in financing activities	(9,120)	(11,801)
Effect of exchange rate on cash	(19)	(45)
Net decrease in cash	(4,035)	(6,224)
Cash at beginning of period	18,197	16,366
Cash at end of period	$14,162	$10,142
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,525	$8,782
Cash paid for interest	$2,082	$577
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$2,979	$3,302

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 26, 2025	61,886	$62	$352,588	(36,794)	$(350,171)	$78,363	$(12,742)	$68,100
Issuance of common stock	301	—	(1,666)	—	—	—	—	(1,666)
Treasury stock purchased	—	—	—	(212)	(2,966)	—	—	(2,966)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,699	—	—	—	—	2,699
Dividends declared	—	—	—	—	—	(3,021)	—	(3,021)
Net income	—	—	—	—	—	4,281	—	4,281
Foreign currency translation	—	—	—	—	—	—	(1,415)	(1,415)
Balance at March 27, 2026	62,187	$62	$353,621	(37,006)	$(353,137)	$79,623	$(14,157)	$66,012
Issuance of common stock	67	—	487	—	—	—	—	487
Treasury stock purchased	—	—	—	(372)	(3,928)	—	—	(3,928)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	4,245	—	—	—	—	4,245
Dividends declared	—	—	—	—	—	(2,979)	—	(2,979)
Net income	—	—	—	—	—	4,409	—	4,409
Foreign currency translation	—	—	—	—	—	—	(64)	(64)
Balance at June 26, 2026	62,254	$62	$358,353	(37,378)	$(357,065)	$81,053	$(14,221)	$68,182

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Treasury Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)	—	—	—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415
Issuance of common stock	35	—	583	—	—	—	—	583
Treasury stock purchased	—	—	—	(177)	(4,319)	—	—	(4,319)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	8,994	—	—	—	—	8,994
Dividends declared	—	—	—	—	—	(3,302)	—	(3,302)
Net income	—	—	—	—	—	1,661	—	1,661
Foreign currency translation	—	—	—	—	—	—	1,770	1,770
Balance at June 27, 2025	61,430	$61	$346,128	(33,923)	$(291,543)	$76,495	$(11,339)	$119,802

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 26, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2026. The consolidated results of operations for the quarter and six months ended June 26, 2026, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

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

As a result of the acquisition, the Company recognized intangible assets of $2.0 million, with a remaining weighted average useful life of 2.0 years.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

			Foreign
	December 26,	Additions/	Currency	June 26,
	2025	Adjustments	Translation	2026
Global S&BT	$63,967	$-	$(579)	$63,388
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$90,659	$-	$(579)	$90,080

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and six months ended June 26, 2026, the Company recognized $1.0 million and $2.3 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $1.9 million and $6.2 million, respectively, for the quarter and six months ended June 27, 2025. As of December 27, 2024, the Company had $11.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarter and six months ended June 26, 2026 and June 27, 2025 (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Global S&BT:
North America Consulting	$27,957	$34,115	$57,016	$67,262
International Consulting	8,079	10,090	15,795	20,300
Total Global S&BT	$36,036	$44,205	$72,811	$87,562
Oracle Solutions:
Consulting and software support and maintenance	$15,481	$20,801	$31,166	$41,887
Total Oracle Solutions	$15,481	$20,801	$31,166	$41,887
SAP Solutions:
Consulting and software support and maintenance	$13,644	$12,336	$26,419	$22,268
Software-related sales	4,167	1,557	7,729	5,047
Total SAP Solutions	$17,811	$13,893	$34,148	$27,315
Total segment revenue	$69,328	$78,899	$138,125	$156,764

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

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 26, 2025 and December 27, 2024, the Company had $1.3 million and $1.8 million, respectively, of deferred commissions, of which approximately $0.6 million and $1.0 million was amortized during both the quarter and six months ended June 26, 2026, and June 27, 2025, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of June 26, 2026 and December 26, 2025, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

Basic weighted average common shares outstanding	25,064,082	27,602,030	25,114,936	27,594,678
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	102,052	879,523	96,960	838,582
Dilutive weighted average common shares outstanding	25,166,134	28,481,553	25,211,896	28,433,260

Approximately 375 thousand shares and 294 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and six months ended June 26, 2026, respectively, as compared to 3 thousand shares and 2 thousand shares for the same periods in 2025, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.2 million restricted stock units in the quarter and six months ended June 26, 2026, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	June 26,	December 26,
	2026	2025
Accounts receivable	$29,120	$32,433
Contract assets (unbilled revenue)	34,276	28,993
Allowance for doubtful accounts	(1,496)	(1,921)
Accounts receivable and contract assets, net	$61,900	$59,505

Accounts receivable as of June 26, 2026 and December 26, 2025, is net of uncollected advanced billings. Contract assets as of June 26, 2026 and December 26, 2025, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 27, 2024, the Company had accounts receivable and contract assets of $35.9 million and $23.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $17.0 million and $11.9 million as of June 26, 2026 and December 26, 2025, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 26,	December 26,
	2026	2025
Accrued compensation and benefits	$13,464	$13,414
Accrued bonuses	359	4,243
Dividend payable	2,979	3,013
Accrued sales, use, franchise and VAT tax	2,544	2,543
Restructuring reserves	1,753	883
Non-cash stock based compensation accrual	9	141
Acquisition-related liabilities	245	1,895
Other accrued expenses	2,444	2,692
Total accrued expenses and other liabilities	$23,797	$28,824

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $24 thousand and $48 thousand of lease expense in the quarter and six months ended June 26, 2026, respectively, on these leases, as compared to $39 thousand and $78 thousand, respectively, for the same periods in 2025.

The components of lease expense were as follows for the six months ended June 26, 2026 (in thousands):

Operating lease cost	$659

Total net lease costs	$659

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments (continued)

The weighted average remaining lease term is 2.1 years. The weighted average discount rate utilized is 6.0%. For the quarter and six months ended June 26, 2026, the Company paid $0.4 million and $0.7 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of June 26, 2026, were as follows (in thousands):

2026 (excluding the six months ended June 26, 2026)	$715
2027	1,041
2028	475
2029	174
2030 and thereafter	-
Total lease payments	2,405
Less imputed interest	(232)
Total	$2,173

As of June 26, 2026, the Company does not have any additional material operating leases that have not yet commenced.

6. Credit Facility

The Company had a credit agreement with Bank of America, N.A. (the "Credit Agreement"), which provided for borrowings up to $100.0 million pursuant to a revolving line of credit which had a maturity date of November 7, 2027 (the "Existing Credit Facility").

As of June 26, 2026, the Company had $81.0 million of outstanding debt, excluding $0.1 million of deferred debt costs, which will be amortized over the remaining life of the Existing Credit Facility. As of December 26, 2025, the Company had $76.0 million of outstanding debt, excluding $0.2 million of deferred debt costs.

As of June 26, 2026, the applicable margin percentage was 1.75% per annum for the Secured Overnight Financing Rate ("SOFR"), and 1.0% per annum, for the base rate. As of June 26, 2026, the interest rate on the Company's outstanding debt was utilizing the SOFR margin percentage. As of June 26, 2026, the interest rate on the Company's outstanding debt was 5.5%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of June 26, 2026 was 0.250%. Interest payments are made monthly.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of June 26, 2026, the Company was in compliance with all covenants.

The obligations of the Company under the Amended Credit Agreement are guaranteed by existing and future wholly-owned material domestic subsidiaries of the Company (the "Guarantors") and are secured by substantially all of the existing and future property and assets of the Company and the Guarantors.

The interest rates per annum applicable to loans under the Credit Facility will be, at the Company's option, equal to either a base rate or a Term SOFR rate, in each case, plus an applicable margin percentage. The applicable margin percentage is determined from time to time under the Amended Credit Agreement based on a consolidated leverage ratio, and ranges from 1.375% to 2.250% per annum in the case of Term SOFR advances and from 0.375% to 1.250% per annum in the case of base rate advances. The initial applicable margin percentage is 1.625% per annum in the case of Term SOFR rate advances, and 0.625% per annum in the case of base rate advances. A commitment fee is also payable on unused commitments of the Credit Facility, and varies between 0.125% and 0.375% per annum depending on a consolidated leverage ratio, with the initial level being 0.225% per annum.

The Amended Credit Agreement contains customary representations, warranties, indemnities and affirmative and negative covenants. The negative covenants include, among others, certain limitations on the ability to: incur liens and indebtedness; consummate mergers, consolidations or asset sales; make guarantees and investments; and pay dividends or distributions in respect of the Company's shares. In addition, the Amended Credit Agreement contains financial covenants that require the Company to

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Credit Facility (continued)

maintain, on a consolidated basis (i) a consolidated fixed charge coverage ratio of at least 1.50 to 1.00, and (ii) a consolidated leverage ratio of not more than 3.50 to 1.00, in each case as calculated in accordance with the Amended Credit Agreement.

The Amended Credit Agreement also includes customary events of default, including, among others, the failure to make payments under the Credit Facility when due, bankruptcy, certain judgments, breaches of representations and warranties, breaches of covenants and the occurrence of certain events, including cross default to other indebtedness of the Company and its subsidiaries.

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

As of June 26, 2026 and June 27, 2025, the market and service conditions for the first tranche had been met and the service conditions were met and as such, the shares were vested and were included in the Company's basic shares outstanding for the period. The first tranche vested 626,450 shares in September 2025, which included shares that were withheld to satisfy tax obligations. As of December 26, 2025 and June 26, 2026, the market conditions for the second and third tranche had not been met and the shares had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $1.6 million and $2.7 million for the quarter and six months ended June 26, 2026, respectively. As of June 26, 2026, there was $3.4 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.0 year.

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

During the quarter and six months ended June 26, 2026, the Company issued 22,502 and 464,615 restricted stock units, respectively, at a weighted average grant date fair value of $11.11 and $13.67 per share, respectively. As of June 26, 2026, the Company had 2,256,004 restricted stock units outstanding at a weighted average grant date fair value of $23.65 per share. As of June 26, 2026, $19.8 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards and including the stock price award program awards discussed above, had not been recognized and is expected to be recognized over a weighted average period of approximately 2.0 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $373.8 million of the Company’s common stock. As of June 26, 2026, the Company had affected cumulative purchases under the plan of $355.7 million, leaving $18.1 million available for future purchases.

In December 2025, the Company completed a tender offer through which 2.0 million shares were accepted for purchase for a total cost, inclusive of transaction related fees, of $41.3 million, or $20.29 per share, which represented approximately 7% of the Company's issued and outstanding stock at the time. The Company used $40.0 million in borrowings from its Existing Credit Facility and cash on hand to fund the tender offer.

During the quarter and six months ended June 26, 2026, the Company repurchased 372 thousand shares and 584 thousand shares, respectively, on the open market and from members of the Company's Board of Directors at an average price per share of $10.56 and $11.81, respectively, for a total cost of $3.9 million and $6.9 million, respectively. This includes the Company's repurchase of 7 thousand shares from members of its Board of Directors at an average price per share of $15.22 for a total cost of $0.1 million during the six months ended June 26, 2026.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and six months ended June 26, 2026, the Company withheld and did not issue 5 thousand shares and 125 thousand shares, respectively, for a cost of $57 thousand and $1.7 million, respectively. During the quarter and six months ended June 27, 2025, the Company withheld and did not issue 3 thousand shares and 177 thousand shares, respectively, for a cost of $88 thousand and $5.6 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the six months ended June 26, 2026, the Company declared two quarterly dividend to its shareholders for an aggregate of $6.0 million, which were paid in April 2026 and July 2026. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to June 26, 2026, the Company declared its third quarter dividend in fiscal year 2026 to be paid in October 2026.

9. Transactions with Related Parties

During the six months ended June 26, 2026, the Company repurchased 7 thousand shares of its common stock from members of its Board of Directors for $0.1 million, or $15.22 per share.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the quarter and six months ended June 26, 2026 and June 27, 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Global S&BT:
Revenue before reimbursements*	$35,589	$43,611	$71,959	$86,253
Cost of sales	19,051	22,760	39,148	45,086
Gross margin	16,538	20,851	32,811	41,167
Selling, general and administrative costs	7,437	7,863	14,637	15,395
Segment contribution	9,101	12,988	18,174	25,772
Oracle Solutions:
Revenue before reimbursements*	$15,317	$20,494	$30,765	$40,890
Cost of sales	9,551	13,931	20,149	27,626
Gross margin	5,766	6,563	10,616	13,264
Selling, general and administrative costs	1,575	2,112	2,862	4,447
Segment contribution	4,191	4,451	7,754	8,817
SAP Solutions:
Revenue before reimbursements*	$17,436	$13,524	$33,461	$26,717
Cost of sales	9,563	7,713	18,415	14,851
Gross margin	7,873	5,811	15,046	11,866
Selling, general and administrative costs	2,285	1,919	4,495	3,723
Segment contribution	5,588	3,892	10,551	8,143
Total Company:
Total segment contribution margin	18,880	21,331	36,479	42,732

Items not allocated to segment level:
Corporate general and administrative expenses**	4,976	5,248	8,788	10,902
Non-cash stock based compensation expense***	2,138	2,814	4,534	5,579
Stock price award program compensation expense***	1,643	5,142	2,739	10,285
Acquisition-related cash compensation (reversal) expense****	-	308	(64)	616
Acquisition-related non-cash stock based compensation (reversal) expense****	472	1,765	(1,541)	3,530
Acquisition-related costs	-	194	-	387
Restructuring costs*****	492	-	2,448	-
Depreciation expense	1,148	1,034	2,313	2,059
Amortization expense	299	231	614	376
Interest expense, net	1,211	366	2,219	568
Income before taxes	$6,501	$4,229	$14,429	$8,430

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

*****Restructuring costs are not allocated to the segments. See Note 12.

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025

United States	$56,213	$62,697	$112,011	$126,708
Europe (U.K., Germany, France, Switzerland and Spain)	7,311	8,858	15,145	17,213
Other (Australia, Canada, India and Uruguay)	5,804	7,344	10,969	12,843
Total revenue	$69,328	$78,899	$138,125	$156,764

Long-lived assets are attributable to the following geographic areas (in thousands):

	June 26,	December 26,
	2026	2025
Long-lived assets:
United States	$103,200	$102,894
Europe (U.K., Germany, Spain and Netherlands)	15,813	15,848
Other (Australia, Canada, India and Uruguay)	2,754	2,022
Total long-lived assets	$121,767	$120,764

The domestic long-lived assets above include the LeewayHertz and Spend Matters intangible assets of $2.6 million. See Note 1 for additional information. As of June 26, 2026 and December 26, 2025, foreign assets included $14.8 million and $15.1 million, respectively, of goodwill related to acquisitions, of which $13.8 million and $14.1 million, respectively, were attributed to the U.K..

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Restructuring Costs

During the quarter and six months ended June 26, 2026, the Company incurred restructuring costs of $0.5 million and $2.4 million, respectively, as a result of its continued pivot of its business to Gen AI. The costs were employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the Company's service offerings.

The following table sets forth the activity in the restructuring expense accrual (in thousands):

Employee- Related
Costs
Accrual balance at December 27, 2024	$—
Restructuring costs	3,112
Cash paid	(2,229)
Accrual balance at December 26, 2025	$883
Restructuring costs	1,956
Cash paid	(776)
Accrual balance at March 27, 2026	$2,063
Restructuring costs	492
Cash paid	(802)
Accrual balance at June 26, 2026	$1,753

13. Subsequent Event

On August 3, 2026, the Company amended and restated its credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $25 million in borrowing capacity resulting in aggregate borrowing capacity of up to $125 million. See Note 6 for more information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and forecasted demographic and economic trends relating to our industry are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” or “intend” and similar expressions. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. We cannot promise you that our expectations reflected in such forward-looking statements will turn out to be correct. Factors that could impact such forward-looking statements include, among others, changes in worldwide and U.S. economic conditions that impact business confidence and the demand for our products and services, our ability to transition our capabilities to support generative artificial intelligence ("Gen AI")-related consulting services and solutions, the adoption of Gen AI technologies by our clients and the timing thereof, the rapid change in Gen AI technologies and our ability to support new or changing technologies, our ability to effectively integrate acquisitions, including the LeewayHertz and Spend Matters acquisitions, into our operations, our ability to manage joint ventures and successfully cooperate with our joint venture partners, our ability to retain existing business, our ability to attract additional business, our ability to effectively market and sell our product offerings and other services, the timing of projects and the potential for contract cancellation by our customers, changes in expectations regarding the business consulting and information technology industries, our ability to attract and retain skilled employees, possible changes in collections of accounts receivable due to the bankruptcy or financial difficulties of our customers, risks of competition, price and margin trends, foreign currency fluctuations, the impact of the geopolitical conflict involving Russia and Ukraine and in the Middle East on our business and changes in general economic conditions, interest rates, tariffs and trade barriers and our ability to obtain additional debt financing if needed.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Revenue:
Revenue before reimbursements	$68,342	$77,629	$136,185	$153,860
Reimbursements	986	1,270	1,940	2,904
Total revenue	69,328	78,899	138,125	156,764
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $2,460 and $1,871 and $4,985 and $9,913 of non-cash stock based compensation expense in the three months and six months ended June 26, 2026 and June 27, 2025, respectively)	40,632	49,672	79,137	98,052
Reimbursable expenses	986	1,270	1,940	2,904
Total cost of service	41,618	50,942	81,077	100,956
Selling, general and administrative costs (includes $1,793 and $3,861 and $4,736 and $9,480 of non-cash stock based compensation expense in the three months and six months ended June 26, 2026 and June 27, 2025, respectively)	19,506	23,362	37,952	46,810
Restructuring costs	492	—	2,448	—
Total costs and operating expenses	61,616	74,304	121,477	147,766

Income from operations	7,712	4,595	16,648	8,998
Other expense, net:
Interest expense, net	(1,211)	(366)	(2,219)	(568)
Income before income taxes	6,501	4,229	14,429	8,430
Income tax expense	2,092	2,568	5,739	3,626
Net income	$4,409	$1,661	$8,690	$4,804
Diluted net income per common share	$0.18	$0.06	$0.34	$0.17

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and six months ended June 26, 2026 and the same comparable periods of 2025. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $69.3 million and $138.1 million during the second quarter and first six months of 2026, respectively, as compared to $78.9 million and $156.8 million in the same periods in 2025, respectively. In the second quarter and first six months of 2026, one customer accounted for 3% and 4%, respectively, of our Company total revenue. In the second quarter and first six months of 2025, one customer accounted for 7% and 8%, respectively, of our Company total revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2026	2025	2026	2025
Global S&BT	$36,036	$44,205	$72,811	$87,562
Oracle Solutions	15,481	20,801	31,166	41,887
SAP Solutions	17,811	13,893	34,148	27,315
Total revenue	$69,328	$78,899	$138,125	$156,764

Global S&BT total revenue was $36.0 million and $72.8 million during the second quarter and first six months of 2026, respectively, as compared to $44.2 million and $87.6 million in the same periods of 2025, respectively. Elongated client decision marking still persists, as clients continue to question the underlying value of Gen AI and are also confused by the return of investment of Gen AI first adoption strategies.

Oracle Solutions total revenue was $15.5 million and $31.2 million during the second quarter and first six months of 2026, respectively, as compared to $20.8 million and $41.9 million in the same periods of 2025, respectively. Oracle Solutions has stabilized from the completion of a large client engagement which primarily explains the decreases on a year over year comparison.

SAP Solutions total revenue was $17.8 million and $34.1 million during the second quarter and first six months of 2026, respectively, as compared to $13.9 million and $27.3 million in the same periods of 2025, respectively. The increase in revenue during the second quarter and first six months of 2026, as compared to the same periods in 2025, was primarily driven by implementation services that correspond to the increased volume of software sales that are coupled with significant implementation fees. This was primarily due to the increased sales investments we have made with SAP and SAP’s success driving S4 HANA Cloud migrations.

Reimbursements as a percentage of Company total revenue were 1% during both the second quarter and first six months of 2026, respectively, as compared to 2% during both the second quarter and first six months of 2025. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses decreased 18% and 19%, to $40.6 million and $79.1 million for the second quarter and first six months of 2026, respectively, as compared to $49.7 million and $98.1 million in the same periods of 2025, respectively. The decrease in the second quarter and first six months of 2026 was primarily related to the decrease of acquisition related non-cash stock based compensation expense relating to the LeewayHertz acquisition and to the non-cash stock based compensation expense relating to the stock price award program. In addition, the Company incurred headcount reductions from the leverage of our Gen AI delivery platforms and lower bonus accruals commensurate with performance. Personnel costs as a percentage of total Company total revenue were 59% and 57% during the second quarter and first six months of 2026, respectively, as compared to 63% during both the second quarter and first six months of 2025, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses, was $2.5 million and $1.9 million during the second quarter and first six months of 2026, respectively, as compared to $5.0 million and $9.9 million in the same periods in 2025, respectively. The decrease in the second quarter and first six months of 2026 was primarily related to a decrease in non-cash stock compensation from the stock price award program issuances (Note 7) and reversals of acquisition related non-cash stock compensation expense that were performance-related.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs decreased 17% and 19%, to $19.5 million and $38.0 million, for the second quarter and first six months of 2026, respectively, as compared to $23.4 million and $46.8 million for the same periods in 2025, respectively. The decrease in the costs during the second quarter and first six months of 2026 was primarily due to decreased non-cash stock based compensation from the stock price award program issuances (Note 7) and lower bonus accruals. SG&A costs as a percentage of total Company revenue were 28% and 27% during the second quarter and first six months of 2026, as compared to 30% during the same periods in 2025, respectively.

Non-cash stock based compensation expense, included in SG&A, was $1.8 million and $3.9 million during the second quarter and first six months of 2026, respectively, as compared to $4.7 million and $9.5 million for the same periods in 2025, respectively. The decrease in the second quarter and first six months of 2026 primarily relates to the non-cash stock compensation expense from the stock price award program issuances (Note 7).

Amortization expense was $299 thousand and $614 thousand for the second quarter and first six months of 2026, respectively, as compared to $231 thousand and $376 thousand for the same periods in 2025, respectively, which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters.

Restructuring Costs. During the second quarter and first six months of 2026, we incurred restructuring costs of $492 thousand and $2.4 million as a result of the continued pivot of our business to Gen AI, respectively. These costs were primarily employee-related costs, as the Company reduced staff to be commensurate with current market demand and the leverage of our Gen AI delivery platforms are expected to have on our service offerings.

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

Global S&BT segment contribution was $9.1 million and $18.2 million during the second quarter and first six months of 2026, respectively, as compared to $13.0 million and $25.8 million for the same periods in 2025, respectively, primarily due to revenue decreases caused by elongated client decision making that persisted throughout the quarter as mentioned above.

Oracle Solutions segment contribution was $4.2 million and $7.8 million during the second quarter and first six months of 2026, respectively, as compared to $4.5 million and $8.8 million for the same periods in 2025, respectively. The decrease during the second quarter and first six months of 2026 was primarily due to decreased revenue, as discussed above, partially offset by decreased incentive compensation accruals related to performance.

SAP Solutions segment contribution was $5.6 million and $10.6 million during the second quarter and first six months of 2026, respectively, as compared to $3.9 million and $8.1 million for the same periods in 2025, respectively. The increase in segment profit in the second quarter and first six months of 2026, as compared to the same periods in 2025, was primarily due to increased implementation services from increased volume of software sales that are coupled with significant implementation fees. This was primarily due to the increased sales investments we have made with SAP and SAP’s success driving S4 HANA Cloud migrations.

Interest Expense, Net. Interest expense, net was $1.2 million and $2.2 million during the second quarter and first six months of 2026, respectively, as compared to $0.4 million and $0.6 million in the same periods in 2025, respectively. As of June 26, 2026, we had outstanding debt of $81.0 million, excluding debt issue costs. As of June 27, 2025, we had outstanding debt of $23.0 million, excluding debt issue costs.

Income Taxes. During the second quarter and first six months of 2026, we recorded $2.1 million and $5.7 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 32.2% and 39.8%, respectively. The increase in the effective tax rate for the first six months of the year as compared to the second quarter 2026 tax rate is primarily due to the vesting fair value for restricted stock unit awards being lower than the grant date fair value for such awards. During the second quarter and first six months of 2025, we recorded $2.6 million and $3.6 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 60.7% and 43.0%, respectively. The increase in the effective tax rate in 2025 was primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program (See Note 7).

Liquidity and Capital Resources

As of June 26, 2026 and December 26, 2025, we had $14.2 million and $18.2 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 26, 2025.

The following table summarizes our cash flow activity (in thousands):

	Six Months Ended
	June 26,	June 27,
	2026	2025
Cash flows provided by operating activities	$10,094	$9,843
Cash flows used in investing activities	$(4,990)	$(4,221)
Cash flows used in financing activities	$(9,120)	$(11,801)

Cash Flows from Operating Activities

Net cash provided by operating activities was $10.1 million during the first six months of 2026, as compared to $9.8 million during the same period in 2025. In 2026, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by decreases in accrued liabilities primarily due to payments of the prior year earned incentive compensation liabilities and payments to vendors and increases in accounts receivable and the timing of payments for income taxes. In 2025, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items and increases in contract liabilities, partially offset by increases in accounts receivable and contract assets, decreases in accrued liabilities and other accruals primarily due to payments in the prior year of earned incentive compensation liabilities and the timing of payments for income taxes and to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.0 million during the first six months of 2026, as compared to $4.2 million during the same period in 2025. During both the first six months periods of 2026 and 2025, cash flows used in investing activities primarily included investments made to the continued development of our Gen AI delivery platforms.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.1 million during the first six months of 2026, as compared to $11.8 million during the same period in 2025. The usage of cash in 2026 primarily related to the repurchase of $8.6 million of the Company's common stock and dividend payments of $6.0 million, partially offset by a net $5.0 million drawdown on our revolving line of credit (the "Credit Facility"). The usage of cash in 2025 primarily related to the repurchase of $16.1 million of the Company's common stock and dividend payments of $6.3 million, partially offset by the $10.0 million drawdown on our Credit Facility.

As of June 26, 2026, we had $81.0 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $19.0 million. On August 3, 2026, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $25 million in borrowing capacity resulting in aggregate borrowing capacity of up to $125 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 26, 2026, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the second quarter and six months ended June 26, 2026.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 26, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 26, 2026, the Company repurchased 372 thousand shares at an average price of $10.56 per share for a total cost of $3.9 million. As of June 26, 2026, the Company had $18.1 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of March 27, 2026				$22,033,756
March 28, 2026 to April 24, 2026	—	$—	—	$22,033,756
April 25, 2026 to May 22, 2026	203,727	$10.24	203,727	$19,947,271
May 23, 2026 to June 26, 2026	168,309	$10.94	168,309	$18,105,795
	372,036	$10.56	372,036

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of June 26, 2026, the Board of Directors had approved a cumulative authorization of $373.8 million with cumulative purchases under the plan of $355.7 million, leaving $18.1 million available for future purchases as of June 26, 2026. There is no expiration date on the current authorization.

Shares repurchased during the second quarter and first six months ended June 26, 2026 under the repurchase plan do not include 5 thousand shares and 125 thousand shares for a cost of $57 thousand and $1.7 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Articles of Incorporation of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 28, 2007).

3.3	Amended and Restated Bylaws of the Registrant, as amended (incorporated herein by reference to the Registrant's Form 10-K for the year ended December 29, 2000).

3.4	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on March 31, 2008).

3.5	Amendment to Amended and Restated Bylaws of the Registrant (incorporated herein by reference to the Registrant's Form 8-K filed on January 21, 2015).

10.2	Amendment No. 5 to Registrant’s Employee Stock Purchase Plan (incorporated herein by reference to the Registrant’s Registration Statement on Form S-8 filed on May 6, 2026).

31.1*	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document.

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

The Hackett Group, Inc.

Date: August 5, 2026	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer