Form 10-Q
period 2026-09-25
HACKETT GROUP, INC.
filed 2026-11-04
CIK 1057379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2026

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

As of October 30, 2026 there were 24,804,403 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Hackett Group, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 25,	December 26,
	2026	2025
ASSETS
Current assets:
Cash	$12,645	$18,197
Accounts receivable and contract assets, net of allowance of $1,542 and $1,921 at September 25, 2026 and December 26, 2025, respectively	67,860	59,505
Prepaid expenses and other current assets	9,557	6,175
Total current assets	90,062	83,877

Property, software and equipment, net	28,573	24,011
Other assets	356	358
Intangible assets, net	2,256	3,252
Goodwill	90,049	90,659
Operating lease right-of-use assets	1,856	2,484
Deferred tax asset	2,013	1,806
Total assets	$215,165	$206,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,490	$6,295
Accrued expenses and other liabilities	23,894	28,824
Contract liabilities	11,685	12,317
Income tax payable	-	74
Operating lease liabilities	1,125	1,259
Total current liabilities	42,194	48,769
Deferred tax liability, net	15,058	12,537
Long term debt, net	86,142	75,818
Operating lease liabilities	731	1,223
Total liabilities	144,125	138,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.001 par value, 1,250,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized; 62,349,137 and 61,886,232 shares issued at September 25, 2026 and December 26, 2025, respectively	62	62
Additional paid-in capital	362,725	352,588
Treasury stock, at cost, 37,544,734 and 36,793,733 shares September 25, 2026 and December 26, 2025, respectively	(358,888)	(350,171)
Retained earnings	81,631	78,363
Accumulated other comprehensive loss	(14,490)	(12,742)
Total shareholders' equity	71,040	68,100
Total liabilities and shareholders' equity	$215,165	$206,447

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Revenue:
Revenue before reimbursements	$68,934	$72,166	$205,119	$226,026
Reimbursements	856	945	2,796	3,849
Total revenue	69,790	73,111	207,915	229,875
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $3,209 and $5,080 and $1,580 and $11,493 of non-cash stock based compensation expense in the three months and nine months ended September 25, 2026 and September 26, 2025, respectively)	41,224	42,433	120,361	140,485
Reimbursable expenses	856	945	2,796	3,849
Total cost of service	42,080	43,378	123,157	144,334
Selling, general and administrative costs (includes $1,875 and $5,737 and $4,308 and $13,788 of non-cash stock based compensation expense in the three months and nine months ended September 25, 2026 and September 26, 2025, respectively)	18,792	21,162	56,744	67,972
Restructuring costs	1,433	3,112	3,881	3,112
Total costs and operating expenses	62,305	67,652	183,782	215,418
Income from operations	7,485	5,459	24,133	14,457

Other expense, net:
Interest expense, net	(1,154)	(438)	(3,373)	(1,006)
Income before income taxes	6,331	5,021	20,760	13,451
Income tax expense	2,774	2,474	8,513	6,100
Net income	$3,557	$2,547	12,247	7,351

Basic net income per common share:
Income per common share	$0.14	$0.09	$0.49	$0.27
Weighted average common shares outstanding	24,862	27,288	25,031	27,492

Diluted net income per common share:
Income per common share	$0.14	$0.09	$0.49	$0.26
Weighted average common and common equivalent shares outstanding	24,953	27,615	25,126	28,161

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Net income	$3,557	$2,547	$12,247	$7,351
Foreign currency translation adjustment, net	(269)	(1,601)	(1,748)	1,121
Total comprehensive income	$3,288	$946	$10,499	$8,472

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25,	September 26,
	2026	2025
Cash flows from operating activities:
Net income	$12,247	$7,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,423	3,111
Amortization expense	911	685
Amortization of debt issuance costs	65	68
Non-cash stock based compensation expense	10,815	25,281
Provision for (reversal of) doubtful accounts	285	122
(Gain) loss on foreign currency translation	(687)	140
Deferred income tax expense	2,294	2,452
Changes in assets and liabilities, net of acquisition:
Increase in accounts receivable and contract assets	(8,189)	(113)
Increase in prepaid expenses and other assets	(2,669)	(6,104)
Decrease in accounts payable	(804)	(1,905)
Decrease in accrued expenses and other liabilities	(5,088)	(5,928)
Decrease in contract liabilities	(633)	(595)
Decrease in income tax payable	(75)	(3,328)
Net cash provided by operating activities	11,895	21,237
Cash flows from investing activities:
Purchases of property, software and equipment	(8,140)	(5,859)
Cash consideration paid for acquisition	—	(767)
Net cash used in investing activities	(8,140)	(6,626)
Cash flows from financing activities:
Debt proceeds	16,500	33,000
Repayment of debt	(6,000)	(2,000)
Debt issuance costs	(240)	(7)
Proceeds from ESPP	545	670
Taxes paid to satisfy employee withholding tax obligations	(2,358)	(11,118)
Dividends paid	(9,012)	(9,644)
Repurchase of common stock	(8,717)	(27,926)
Net cash used in financing activities	(9,282)	(17,025)
Effect of exchange rate on cash	(25)	(57)
Net decrease in cash	(5,552)	(2,471)
Cash at beginning of period	18,197	16,366
Cash at end of period	$12,645	$13,895
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,801	$11,551
Cash paid for interest	$3,336	$974
Supplemental disclosure of non-cash flow financing activities:
Dividend declared during the quarter and paid the following quarter	$2,979	$3,270

The accompanying notes are an integral part of the consolidated financial statements.

The Hackett Group, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 26, 2025	61,886	$62	$352,588	(36,794)	$(350,171)	$78,363	$(12,742)	$68,100
Issuance of common stock	301	—	(1,666)	—	—	—	—	(1,666)
Treasury stock purchased	—	—	—	(212)	(2,966)	—	—	(2,966)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	2,699	—	—	—	—	2,699
Dividends declared	—	—	—	—	—	(3,021)	—	(3,021)
Net income	—	—	—	—	—	4,281	—	4,281
Foreign currency translation	—	—	—	—	—	—	(1,415)	(1,415)
Balance at March 27, 2026	62,187	$62	$353,621	(37,006)	$(353,137)	$79,623	$(14,157)	$66,012
Issuance of common stock	67	—	487	—	—	—	—	487
Treasury stock purchased	—	—	—	(372)	(3,928)	—	—	(3,928)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	4,245	—	—	—	—	4,245
Dividends declared	—	—	—	—	—	(2,979)	—	(2,979)
Net income	—	—	—	—	—	4,409	—	4,409
Foreign currency translation	—	—	—	—	—	—	(64)	(64)
Balance at June 26, 2026	62,254	$62	$358,353	(37,378)	$(357,065)	$81,053	$(14,221)	$68,182
Issuance of common stock	95	—	(635)	—	—	—	—	(635)
Treasury stock purchased	—	—	—	(167)	(1,823)	—	—	(1,823)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	5,007	—	—	—	—	5,007
Dividends declared	—	—	—	—	—	(2,979)	—	(2,979)
Net income	—	—	—	—	—	3,557	—	3,557
Foreign currency translation	—	—	—	—	—	—	(269)	(269)
Balance at September 25, 2026	62,349	$62	$362,725	(37,545)	$(358,888)	$81,631	$(14,490)	$71,040

	Common Stock		Additional Paid in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Loss	Equity
Balance at December 27, 2024	61,031	$61	$332,285	(33,540)	$(281,022)	$78,311	$(14,061)	$115,574
Issuance of common stock	364	—	(5,519)	—	—	—	—	(5,519)
Treasury stock purchased	—	—	—	(206)	(6,202)	—	—	(6,202)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	9,785	—	—	—	—	9,785
Dividends declared	—	—	—	—	—	(3,318)	—	(3,318)
Net income	—	—	—	—	—	3,143	—	3,143
Foreign currency translation	—	—	—	—	—	—	952	952
Balance at March 28, 2025	61,395	$61	$336,551	(33,746)	$(287,224)	$78,136	$(13,109)	$114,415
Issuance of common stock	35	—	583	—	—	—	—	583
Treasury stock purchased	—	—	—	(177)	(4,319)	—	—	(4,319)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	8,994	—	—	—	—	8,994
Dividends declared	—	—	—	—	—	(3,302)	—	(3,302)
Net income	—	—	—	—	—	1,661	—	1,661
Foreign currency translation	—	—	—	—	—	—	1,770	1,770
Balance at June 27, 2025	61,430	$61	$346,128	(33,923)	$(291,543)	$76,495	$(11,339)	$119,802
Issuance of common stock	462	1	(5,515)	—	—	—	—	(5,514)
Treasury stock purchased	—	—	—	(839)	(17,406)	—	—	(17,406)
Amortization of restricted stock units and common stock subject to vesting requirements	—	—	7,066	—	—	—	—	7,066
Dividends declared	—	—	—	—	—	(3,270)	—	(3,270)
Net income	—	—	—	—	—	2,547	—	2,547
Foreign currency translation	—	—	—	—	—	—	(1,601)	(1,601)
Balance at September 26, 2025	61,892	$62	$347,679	(34,762)	$(308,949)	$75,772	$(12,940)	$101,624

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

In the opinion of management, the accompanying consolidated financial statements reflect all normal and recurring adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of the dates and for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these statements do not include all the disclosures normally required by U.S. GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 26, 2025, included in the Annual Report on Form 10-K filed by the Company with the SEC on February 28, 2026. The consolidated results of operations for the quarter and nine months ended September 25, 2026, are not necessarily indicative of the results to be expected for any future period or for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

Segments are defined as components of a company that engage in business activities from which they earn revenue and incur expenses, and for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company assessed its operating segments under the management approach in accordance with ASC 280, Segment Reporting (ASC 280), and has determined that it has three operating segments: Global S&BT, Oracle Solutions and SAP Solutions which are also its reportable segments. Global S&BT includes S&BT Gen AI and Business Transformation Consulting, Benchmarking, Applied Intelligence Services, Intellectual Property as-a-Service (IPASS) and OneStream offerings. Oracle Solutions and SAP Solutions support the two fundamentally distinct ERP systems: Oracle and SAP. See Note 11 “Segment Information and Geographical Data” for detailed segment information.

Goodwill

For acquisitions accounted for as a business combination, goodwill represents the excess of the cost over the fair value of the net assets acquired. The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, management made the determination to present three operating segments, three reportable segments and three reporting units as follows and as discussed above: Global S&BT, Oracle Solutions, and SAP Solutions. A reporting unit is an operating segment or one level below an operating segment to which goodwill is assigned. The goodwill was allocated to the reporting unit based on the reporting unit's relative fair value. The carrying amount of goodwill by reporting unit is as follows (in thousands):

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and General Information (continued)

			Foreign
	December 26,	Additions/	Currency	September 25,
	2025	Adjustments	Translation	2026
Global S&BT	$63,967	$-	$(610)	$63,357
Oracle Solutions	16,699	—	—	16,699
SAP Solutions	9,993	—	—	9,993
Goodwill	$90,659	$-	$(610)	$90,049

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

Differences between the timing of billings and the recognition of revenue are recognized as either contract assets or contract liabilities in the accompanying consolidated balance sheets. Revenue recognized for services performed but not yet billed to clients is recorded as contract assets and is included within accounts receivable and contract assets. Services not yet performed, however billed to the client and uncollected at period end, are recorded as contract assets and are included within accounts receivable and contract assets. Client prepayments are classified as contract liabilities and recognized over future periods as earned in accordance with the applicable engagement agreement. See Note 3 for the accounts receivable and contract asset balances. During the quarter and nine months ended September 25, 2026, the Company recognized $2.3 million and $4.6 million, respectively, of revenue as a result of changes in the contract liability balance, as compared to $1.2 million and $7.5 million, respectively, for the quarter and nine months ended September 26, 2025. As of December 27, 2024, the Company had $11.1 million of contract liabilities.

Based on the information that management reviews internally for evaluating operating segment performance and nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors, the Company disaggregates revenue as follows for the quarter and nine months ended September 25, 2026 and September 26, 2025 (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Global S&BT:
North America Consulting	$26,971	$33,246	$83,986	$100,508
International Consulting	10,163	9,679	25,959	29,979
Total Global S&BT	$37,134	$42,925	$109,945	$130,487
Oracle Solutions:
Consulting and software support and maintenance	$16,106	$16,504	$47,272	$58,390
Total Oracle Solutions	$16,106	$16,504	$47,272	$58,390
SAP Solutions:
Consulting and software support and maintenance	$13,260	$12,977	$39,679	$35,246
Software-related sales	3,290	705	11,019	5,752
Total SAP Solutions	$16,550	$13,682	$50,698	$40,998
Total segment revenue	$69,790	$73,111	$207,915	$229,875

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

Capitalized Sales Commissions

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized as project revenue is recognized. The Company determined the period of amortization by taking into consideration the customer contract period, which is generally less than 12 months. Commission expenses are included in the Selling, general and administrative costs in the accompanying consolidated statements of operations. As of December 26, 2025 and December 27, 2024, the Company had $1.3 million and $1.8 million, respectively, of deferred commissions, of which approximately $0.6 million and $1.3 million was amortized during the quarter and nine months ended September 25, 2026, respectively, and $0.4 million and $1.5 million was amortized during the quarter and nine months ended September 26, 2025, respectively. No impairment loss was recognized relating to the capitalization of deferred commissions.

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

Fair Value

The Company’s financial instruments consist of cash, accounts receivable and contract assets, accounts payable, accrued expenses and other liabilities, contract liabilities and long-term debt. As of September 25, 2026 and December 26, 2025, the carrying amount of each financial instrument approximated the instrument’s respective fair value due to either the short-term nature or the maturity of these instruments.

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

The following table reconciles basic and dilutive weighted average common shares:

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025

Basic weighted average common shares outstanding	24,862,303	27,287,733	25,030,725	27,492,363
Effect of dilutive securities:
Unvested restricted stock units and common stock subject to vesting requirements issued to employees and non-employees	91,047	327,295	94,989	668,153
Dilutive weighted average common shares outstanding	24,953,350	27,615,028	25,125,714	28,160,516

Approximately 382 thousand shares and 323 thousand shares of common stock equivalents were excluded from the computations of diluted net income per common share for the quarter and nine months ended September 25, 2026, respectively, as compared to 40 thousand shares and 14 thousand shares for the same periods in 2025, respectively, as inclusion would have had an anti-dilutive effect on diluted net income per common share. In addition, 1.2 million restricted stock units in the quarter and nine months ended September 25, 2026, were excluded from the computations of diluted net income per common share as they are contingently issuable shares with market-related conditions that have not been satisfied. Please see Note 7 for further information.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Accounts Receivable and Contract Assets, Net

Accounts receivable and contract assets, net, consisted of the following (in thousands):

	September 25,	December 26,
	2026	2025
Accounts receivable	$35,821	$32,433
Contract assets (unbilled revenue)	33,581	28,993
Allowance for doubtful accounts	(1,542)	(1,921)
Accounts receivable and contract assets, net	$67,860	$59,505

Accounts receivable as of September 25, 2026 and December 26, 2025, is net of uncollected advanced billings. Contract assets as of September 25, 2026 and December 26, 2025, includes recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients. As of December 27, 2024, the Company had accounts receivable and contract assets of $35.9 million and $23.5 million, respectively. The allowance for doubtful accounts includes reserves related to client collection concerns and aged receivables. The Company has included $16.2 million and $11.9 million as of September 25, 2026 and December 26, 2025, respectively, in accounts receivable for certain software-related contract assets (unbilled revenue) that are multi-year in nature.

4. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 25,	December 26,
	2026	2025
Accrued compensation and benefits	$11,831	$13,414
Accrued bonuses	1,623	4,243
Dividend payable	2,979	3,013
Accrued sales, use, franchise and VAT tax	3,093	2,543
Restructuring reserves	1,748	883
Non-cash stock based compensation accrual	84	141
Acquisition-related liabilities	245	1,895
Accrued professional fees	600	827
Accrued interest	225	230
Other accrued expenses	1,466	1,635
Total accrued expenses and other liabilities	$23,894	$28,824

5. Lease Commitments

The Company has operating leases for office space and, to a much lesser extent, operating leases for equipment. The Company’s office leases are between terms of 1 year and 5 years. Rents usually increase annually in accordance with defined rent steps or are based on current year consumer price index adjustments. Some of the lease agreements contain one or more of the following provisions: tenant allowances, rent holidays, lease premiums, and rent escalation clauses. There are typically no purchase options, residual value guarantees or restrictive covenants. When renewal options exist, the Company generally does not deem them to be reasonably certain to be exercised, and therefore the amounts are not recognized as part of the lease liability nor the right of use asset. The Company has certain leases that have terms that are a year or less and are accounted on a straight-line basis over the term of the lease. The Company recognized $25 thousand and $73 thousand of lease expense in the quarter and nine months ended September 25, 2026, respectively, on these leases, as compared to $39 thousand and $117 thousand, respectively, for the same periods in 2025.

The components of lease expense were as follows for the nine months ended September 25, 2026 (in thousands):

Operating lease cost	$1,012
Total net lease costs	$1,012

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Lease Commitments (continued)

The weighted average remaining lease term is 1.9 years. The weighted average discount rate utilized is 5.9%. For the quarter and nine months ended September 25, 2026, the Company paid $0.4 million and $1.1 million, respectively, from operating cash flows for its operating leases.

Future minimum lease commitments under non-cancellable operating leases as of September 25, 2026, were as follows (in thousands):

2026 (excluding the nine months ended September 25, 2026)	$351
2027	1,037
2028	470
2029	171
2030 and thereafter	-
Total lease payments	2,029
Less imputed interest	(173)
Total	$1,856

As of September 25, 2026, the Company does not have any additional material operating leases that have not yet commenced.

6. Credit Facility

During the quarter ended September 25, 2026, the Company amended credit agreement with Bank of America, N.A. (the "Credit Agreement"), which provides for borrowings up to $125.0 million pursuant to a revolving line of credit which had a maturity date of August 3, 2031 (the "Amended Credit Facility").

As of September 25, 2026, the Company had $86.5 million of outstanding debt, excluding $0.4 million of deferred debt costs, which will be amortized over the remaining life of the Amended Credit Facility. As of December 26, 2025, the Company had $76.0 million of outstanding debt, excluding $0.2 million of deferred debt costs.

The Company is subject to certain covenants, including total consolidated leverage, fixed cost coverage and liquidity requirements, each as set forth in the Credit Agreement, subject to certain exceptions. As of September 25, 2026, the Company was in compliance with all covenants.

The obligations of the Company under the Amended Credit Agreement are guaranteed by existing and future wholly-owned material domestic subsidiaries of the Company (the "Guarantors") and are secured by substantially all of the existing and future property and assets of the Company and the Guarantors.

The interest rates per annum applicable to loans under the Credit Facility are at the Company's option, equal to either a base rate or a Term SOFR rate, in each case, plus an applicable margin percentage. The applicable margin percentage is determined from time to time under the Amended Credit Agreement based on a consolidated leverage ratio, and ranges from 1.375% to 2.250% per annum in the case of Term SOFR advances and from 0.375% to 1.250% per annum in the case of base rate advances. A commitment fee is also payable on unused commitments of the Credit Facility, and varies between 0.125% and 0.375% per annum depending on a consolidated leverage ratio.

As of September 25, 2026, the applicable margin percentage was 1.625% per annum for the Secured Overnight Financing Rate ("SOFR"), and 0.625% per annum, for the base rate. As of September 25, 2026, the interest rate on the Company's outstanding debt was utilizing the SOFR margin percentage. As of September 25, 2026, the interest rate on the Company's outstanding debt was 5.4%, utilizing the SOFR margin percentage. The interest rate of the commitment fee as of September 25, 2026 was 0.225%. Interest payments are made monthly.

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

As of September 25, 2026 and September 26, 2025, the market and service conditions for the first tranche had been met and the service conditions were met and as such, the shares were vested and were included in the Company's basic shares outstanding for the period. The first tranche vested 626,450 shares in September 2025, which included shares that were withheld to satisfy tax obligations. As of December 26, 2025 and September 25, 2026, the market conditions for the second and third tranche had not been met and the shares had not vested, therefore shares were not included in the Company's basic or dilutive shares outstanding. The stock price award program non-cash stock compensation expense was $1.4 million and $4.2 million for the quarter and nine months ended September 25, 2026, respectively. As of September 25, 2026, there was $2.0 million of total unrecognized non-cash stock based compensation expense which is expected to be recognized over a weighted average period of 1.0 year.

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

During the quarter and nine months ended September 25, 2026, the Company issued 294,062 and 758,677 restricted stock units, respectively, at a weighted average grant date fair value of $10.44 and $12.42 per share, respectively. As of September 25, 2026, the Company had 2,440,603 restricted stock units outstanding at a weighted average grant date fair value of $22.05 per share. As of September 25, 2026, $18.5 million of total restricted stock unit non-cash stock based compensation expense related to unvested awards and including the stock price award program awards discussed above, had not been recognized and is expected to be recognized over a weighted average period of approximately 1.9 years.

Forfeitures for all of the Company’s outstanding equity awards are recognized as incurred.

8. Shareholders’ Equity

Treasury Stock and Tender Offer

On July 30, 2002, the Company announced that its Board of Directors approved the repurchase of the Company’s common stock through its share repurchase program. Since the inception of the repurchase plan, the Board of Directors has approved the repurchase of $373.8 million of the Company’s common stock. As of September 25, 2026, the Company had affected cumulative purchases under the plan of $357.5 million, leaving $16.3 million available for future purchases.

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

During the quarter and nine months ended September 25, 2026, the Company repurchased 167 thousand shares and 751 thousand shares, respectively, on the open market and from members of the Company's Board of Directors at an average price per share of $10.90 and $11.61, respectively, for a total cost of $1.8 million and $8.7 million, respectively. This includes the Company's repurchase of 7 thousand shares from members of its Board of Directors at an average price per share of $15.22 for a total cost of $0.1 million during the nine months ended September 25, 2026.

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

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations. These withheld shares are never issued and in lieu of issuing the shares, taxes were paid on the employee’s behalf. During the quarter and nine months ended September 25, 2026, the Company withheld and did not issue 59 thousand shares and 185 thousand shares, respectively, for a cost of $633 thousand and $2.4 million, respectively. During the quarter and nine months ended September 26, 2025, the Company withheld and did not issue 268 thousand shares and 444 thousand shares, respectively, for a cost of $5.5 million and $11.1 million, respectively. The shares withheld for taxes are included under issuance of common stock in the accompanying consolidated statements of shareholders’ equity.

Dividend Program

During the nine months ended September 25, 2026, the Company declared three quarterly dividends to its shareholders for an aggregate of $9.0 million, which were paid in April 2026, July 2026, and October 2026. These dividends were paid from U.S. domestic sources and are accounted for as a decrease to retained earnings. Subsequent to September 25, 2026, the Company declared its fourth quarter dividend in fiscal year 2026 to be paid in January 2027.

9. Transactions with Related Parties

During the nine months ended September 25, 2026, the Company repurchased 7 thousand shares of its common stock from members of its Board of Directors for $0.1 million, or $15.22 per share.

10. Litigation

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business not specifically discussed herein. In the opinion of management, the final disposition of such matters will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

11. Segment Information and Geographical Data

The Company has organized its operating and internal reporting structure to align with its primary market solutions. In accordance with ASC 280, the Company determined it has three operating segments and three reportable segments: (1) Global S&BT, (2) Oracle Solutions, and (3) SAP Solutions. Global S&BT includes the results of the Company’s strategic business consulting practices; Oracle Solutions includes the results of the Company’s Oracle EPM/ERP; SAP Solutions includes the Company’s SAP applications and related SAP service offerings. The SAP Solutions reportable segment is the only segment that contains software-related revenue.

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

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

The tables below set forth information about the Company’s operating segments for the quarter and nine months ended September 25, 2026 and September 26, 2025, along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Global S&BT:
Revenue before reimbursements (1)	$36,619	$42,398	$108,578	$128,651
Cost of sales	19,299	21,440	58,448	66,526
Gross margin	17,320	20,958	50,130	62,125
Selling, general and administrative costs	6,528	7,717	21,165	23,111
Segment contribution	10,792	13,241	28,965	39,014
Oracle Solutions:
Revenue before reimbursements (1)	$15,907	$16,353	$46,673	$57,243
Cost of sales	9,751	11,751	29,899	39,377
Gross margin	6,156	4,602	16,774	17,866
Selling, general and administrative costs	1,141	1,921	4,004	6,368
Segment contribution	5,015	2,681	12,770	11,498
SAP Solutions:
Revenue before reimbursements (1)	$16,408	$13,415	$49,869	$40,132
Cost of sales	8,957	8,183	27,372	23,035
Gross margin	7,451	5,232	22,497	17,097
Selling, general and administrative costs	2,281	1,569	6,776	5,293
Segment contribution	5,170	3,663	15,721	11,804
Total Company:
Total segment contribution margin	20,977	19,585	57,456	62,316

Items not allocated to segment level:
Corporate general and administrative expenses (2)	5,568	4,292	14,356	15,196
Non-cash stock based compensation expense (3)	2,309	2,694	6,843	8,272
Stock price award program compensation expense (3)	1,442	4,768	4,181	15,053
Acquisition-related cash compensation (reversal) expense (4)	-	(540)	(64)	76
Acquisition-related non-cash stock based compensation (reversal) expense (4)	1,333	(1,574)	(208)	1,956
Acquisition-related costs	-	11	-	398
Restructuring costs (5)	1,433	3,112	3,881	3,112
Depreciation expense	1,110	1,052	3,423	3,111
Amortization expense	297	311	911	685
Interest expense, net	1,154	438	3,373	1,006
Income before taxes	$6,331	$5,021	$20,760	$13,451

(1) Revenue before reimbursements excludes reimbursable expenses, which are project travel-related expenses passed through to a client with no associated operating margin.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Segment Information and Geographical Data (continued)

(2) Corporate general and administrative expenses primarily include costs related to business support functions including accounting and finance, human resources, legal, information technology and office administration, as well as any foreign currency gains and losses. Corporate general and administrative expenses exclude one-time, non-recurring expenses and benefits, which are disaggregated in the above table.

(3) See Note 7.

(4) Reversal of performance-based accruals related to the LeewayHertz acquisition.

(5) Restructuring costs are not allocated to the segments. See Note 12.

The tables below set forth information on the Company's geographical data. Total revenue, which is primarily based on the country of the contracting entity, was attributed to the following geographical areas (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025

United States	$53,289	$58,077	$165,300	$184,785
Europe (U.K., Germany, France, Switzerland and Spain)	9,993	8,366	25,138	25,579
Other (Australia, Canada, India and Uruguay)	6,508	6,668	17,477	19,511
Total revenue	$69,790	$73,111	$207,915	$229,875

Long-lived assets are attributable to the following geographic areas (in thousands):

	September 25,	December 26,
	2026	2025
Long-lived assets:
United States	$103,925	$102,894
Europe (U.K., Germany, Spain and Netherlands)	15,989	15,848
Other (Australia, Canada, India and Uruguay)	3,176	2,022
Total long-lived assets	$123,090	$120,764

The domestic long-lived assets above include the LeewayHertz and Spend Matters intangible assets of $2.3 million. See Note 1 for additional information. As of September 25, 2026 and December 26, 2025, foreign assets included $14.8 million and $15.1 million, respectively, of goodwill related to acquisitions, of which $13.8 million and $14.1 million, respectively, were attributed to the U.K.

The Hackett Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Restructuring Costs

During the quarter and nine months ended September 25, 2026, the Company incurred restructuring costs of 1.4 million and $3.9 million, respectively, as a result of its continued pivot of its business to Gen AI. The costs were employee related costs, as the Company reduced staff to be commensurate with current market demand and the leverage the Company’s Gen AI delivery platforms are expected to have on the Company's service offerings.

The following table sets forth the activity in the restructuring expense accrual (in thousands):

Employee- Related
Costs
Accrual balance at December 27, 2024	$—
Restructuring costs	3,112
Cash paid	(2,229)
Accrual balance at December 26, 2025	$883
Restructuring costs	1,956
Cash paid	(776)
Accrual balance at March 27, 2026	$2,063
Restructuring costs	492
Cash paid	(802)
Accrual balance at June 26, 2026	$1,753
Restructuring costs	1,433
Cash paid	(1,438)
Accrual balance at September 25, 2026	$1,748

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

In early 2024, we launched our AI assessment platform, AI XPLR which helps clients identify, evaluate and design Gen AI enablement opportunities. Using AI XPLR, our experienced professionals guide organizations to harness the power of Gen AI solutions designed to digitally transform their operations to achieve quantifiable, breakthrough results, allowing us to be key architects of our clients' Gen AI journey. We are now expanding the use of our AI platforms with XT and AIX across our primary enterprise transformation and software implementation offerings.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, our results of operations (in thousands and unaudited):

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Revenue:
Revenue before reimbursements	$68,934	$72,166	$205,119	$226,026
Reimbursements	856	945	2,796	3,849
Total revenue	69,790	73,111	207,915	229,875
Costs and expenses:
Cost of service:
Personnel costs before reimbursable expenses (includes $3,209 and $5,080 and $1,580 and $11,493 of non-cash stock based compensation expense in the three months and nine months ended September 25, 2026 and September 26, 2025, respectively)	41,224	42,433	120,361	140,485
Reimbursable expenses	856	945	2,796	3,849
Total cost of service	42,080	43,378	123,157	144,334
Selling, general and administrative costs (includes $1,875 and $5,737 and $4,308 and $13,788 of non-cash stock based compensation expense in the three months and nine months ended September 25, 2026 and September 26, 2025, respectively)	18,792	21,162	56,744	67,972
Restructuring costs	1,433	3,112	3,881	3,112
Total costs and operating expenses	62,305	67,652	183,782	215,418

Income from operations	7,485	5,459	24,133	14,457
Other expense, net:
Interest expense, net	(1,154)	(438)	(3,373)	(1,006)
Income before income taxes	6,331	5,021	20,760	13,451
Income tax expense	2,774	2,474	8,513	6,100
Net income	$3,557	$2,547	$12,247	$7,351
Diluted net income per common share	$0.14	$0.09	$0.49	$0.26

Revenue. We are a global Company with operations in our primary markets located in the United States and Western Europe. Our revenue is denominated in multiple currencies, primarily the U.S. Dollar, British Pound and Euro, and as a result is affected by currency exchange rate fluctuations. The impact of currency fluctuations did not have a significant impact on comparisons between the quarter and nine months ended September 25, 2026 and the same comparable periods of 2025. In this MD&A, we discuss revenue based on geographical location of engagement team personnel.

Our Company total revenue was $69.8 million and $207.9 million during the third quarter and first nine months of 2026, respectively, as compared to $73.1 million and $230.0 million in the same periods in 2025, respectively. In the third quarter and first nine months of 2026, one customer accounted for 4% and 2%, respectively, of our Company total revenue. In the third quarter and first nine months of 2025, one customer accounted for 5% and 7%, respectively, of our Company total revenue.

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

The following table sets forth total revenue by operating segment, which includes reimbursable expenses related to project travel-related expenses passed through to a client with no associated operating margin (in thousands):

	Quarter Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2026	2025	2026	2025
Global S&BT	$37,134	$42,925	$109,945	$130,487
Oracle Solutions	16,106	16,504	47,272	58,390
SAP Solutions	16,550	13,682	50,698	40,998
Total revenue	$69,790	$73,111	$207,915	$229,875

Global S&BT total revenue was $37.1 million and $110.0 million during the third quarter and first nine months of 2026, respectively, as compared to $42.9 million and $130.5 million in the same periods of 2025, respectively. Elongated client decision marking still persists, as clients continue to question the underlying ROI value of AI-initiatives.

Oracle Solutions total revenue was $16.1 million and $47.3 million during the third quarter and first nine months of 2026, respectively, as compared to $16.5 million and $58.4 million in the same periods of 2025, respectively. Oracle Solutions has stabilized and is beginning to see the favorable impacts of our AIX platform which is beginning to improve sales and delivery productivity.

SAP Solutions total revenue was $16.6 million and $50.7 million during the third quarter and first nine months of 2026, respectively, as compared to $13.7 million and $41.0 million in the same periods of 2025, respectively. The increase in revenue during the third quarter and first nine months of 2026, as compared to the same periods in 2025, was primarily driven by increased volume of software sales coupled with significant implementation fees. This was primarily due to the increased sales investments we have made with SAP and SAP’s success driving S4 HANA Cloud migrations.

Reimbursements as a percentage of Company total revenue were 1% during both the third quarter and first nine months of 2026, respectively, as compared to 1% and 2% during the third quarter and first nine months of 2025, respectively. Reimbursements are project travel-related expenses passed through to a client with no associated operating margin.

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

Personnel costs before reimbursable expenses decreased 3% and 14.3%, to $41.2 million and $120.4 million for the third quarter and first nine months of 2026, respectively, as compared to $42.4 million and $140.5 million in the same periods of 2025, respectively. The decrease in the third quarter and first nine months of 2026 was primarily related to the headcount reductions from the leverage of our Gen AI delivery platforms and a decrease of non-cash stock based compensation expense relating to the stock price award program. Personnel costs as a percentage of total Company total revenue were 59% and 58% during the third quarter and first nine months of 2026, respectively, as compared to 58% and 61% during the third quarter and first nine months of 2025, respectively.

Non-cash stock based compensation expense, included in personnel costs before reimbursable expenses, was $3.2 million and $5.1 million during the third quarter and first nine months of 2026, respectively, as compared to $1.6 million and $11.5 million in the same periods in 2025, respectively. The decrease in the third quarter is due to the settlement of the acquisition related equity and the decrease in the first nine months of 2026 was primarily related to a decrease in non-cash stock compensation from the stock price award program issuances (Note 7), offset by the settlement of the acquisition related equity.

Selling, General and Administrative Costs (“SG&A”). SG&A primarily consists of salaries, benefits and incentive compensation for the selling, marketing, administrative and executive employees, non-cash stock based compensation expense and various other overhead expenses.

SG&A costs decreased 11% and 17%, to $18.8 million and $56.7 million, for the third quarter and first nine months of 2026, respectively, as compared to $21.2 million and $68.0 million for the same periods in 2025, respectively. The decrease in the costs during the third quarter and first nine months of 2026 was primarily due to decreased non-cash stock based compensation from the stock price award program issuances (Note 7). SG&A costs as a percentage of total Company revenue were 27% during both the third quarter and first nine months of 2026, as compared to 29% and 30% during the same periods in 2025, respectively.

Non-cash stock based compensation expense, included in SG&A, was $1.9 million and $5.7 million during the third quarter and first nine months of 2026, respectively, as compared to $4.3 million and $13.8 million for the same periods in 2025, respectively. The decrease in the third quarter and first nine months of 2026 primarily relates to the non-cash stock compensation expense from the stock price award program issuances (Note 7).

Amortization expense was $297 thousand and $911 thousand for the third quarter and first nine months of 2026, respectively, as compared to $311 thousand and $685 thousand for the same periods in 2025, respectively, which was related to the intangible assets acquired in our September 2024 acquisition of LeewayHertz and May 2025 acquisition of Spend Matters.

Restructuring Costs. During the third quarter and first nine months of 2026, we incurred restructuring costs of $1.4 million and $3.9 million as a result of the continued pivot of our business to Gen AI, respectively. These costs were primarily employee-related costs, as the Company reduced staff to be commensurate with current market demand and the leverage of our Gen AI delivery platforms are expected to have on our service offerings.

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

Global S&BT segment contribution was $10.8 million and $29.0 million during the third quarter and first nine months of 2026, respectively, as compared to $13.2 million and $39.0 million for the same periods in 2025, respectively, primarily due to revenue decreases caused by elongated client decision making that persisted throughout the quarter as mentioned above.

Oracle Solutions segment contribution was $5.0 million and $12.8 million during the third quarter and first nine months of 2026, respectively, as compared to $2.7 million and $11.5 million for the same periods in 2025, respectively. The increase during the third quarter and first nine months of 2026 was primarily due to headcount reductions and the stabilization of revenue as discussed above.

SAP Solutions segment contribution was $5.2 million and $15.7 million during the third quarter and first nine months of 2026, respectively, as compared to $3.7 million and $11.8 million for the same periods in 2025, respectively. The increase in segment profit in the third quarter and first nine months of 2026, as compared to the same periods in 2025, was primarily due to increased volume of software sales that are coupled with significant implementation fees. This was primarily due to the increased sales investments we have made with SAP and SAP’s success driving S4 HANA Cloud migrations.

Interest Expense, Net. Interest expense, net was $1.2 million and $3.4 million during the third quarter and first nine months of 2026, respectively, as compared to $0.4 million and $1.0 million in the same periods in 2025, respectively. As of September 25, 2026, we had outstanding debt of $86.5 million, excluding debt issue costs. As of September 26, 2025, we had outstanding debt of $44.0 million, excluding debt issue costs.

Income Taxes. During the third quarter and first nine months of 2026, we recorded $2.8 million and $8.5 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 43.8% and 41.0%, respectively. The increase in the effective tax rate for the first nine months of the year as compared to the third quarter 2026 tax rate is primarily due to the vesting fair value for restricted stock unit awards being lower than the grant date fair value for such awards. During the third quarter and first nine months of 2025, we recorded $2.5 million and $6.1 million of income tax expense, respectively, related to certain federal, foreign and state taxes which reflected an effective tax rate of 49.3% and 45.3%, respectively. The increase in the effective tax rates in both 2026 and 2025 was primarily due to the limitation of executive compensation deductions related to executive compensation, primarily driven by the stock price award program (See Note 7).

Liquidity and Capital Resources

As of September 25, 2026 and December 26, 2025, we had $12.6 million and $18.2 million, respectively, classified as cash on the consolidated balance sheets. We currently believe that available funds (including the cash on hand and funds available for borrowing under our revolving line of credit and cash flows generated by operations will be sufficient to fund our working capital requirements, including debt payments, lease obligations and capital expenditures for at least the next twelve months and beyond. We may decide to raise additional funds in order to fund expansion, to develop new or further enhance products and services, to respond to competitive pressures, or to acquire complementary businesses or technologies. There is no assurance that additional financing would be available when needed or desired. Our cash requirements have not changed materially from those disclosed in Item 7 included in Part II of our Annual Report on Form 10-K for the year ended December 26, 2025.

The following table summarizes our cash flow activity (in thousands):

	Nine Months Ended
	September 25,	September 26,
	2026	2025
Cash flows provided by operating activities	$11,895	$21,237
Cash flows used in investing activities	$(8,140)	$(6,626)
Cash flows used in financing activities	$(9,282)	$(17,025)

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.9 million during the first nine months of 2026, as compared to $21.2 million during the same period in 2025. In 2026, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items, partially offset by increases in accounts receivable and prepaid assets and decreases in accrued liabilities primarily due to payments of the prior year earned incentive compensation liabilities, payments to vendors and contract liabilities. In 2025, the net cash provided by operating activities was primarily due to net income adjusted for non-cash items. The cash inflows were partially offset by increases in prepaid expenses primarily due to the timing of payments for income taxes and decreases in accrued liabilities and other accruals primarily due to payments of incentive compensation liabilities and vendors.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.1 million during the first nine months of 2026, as compared to $6.6 million during the same period in 2025. During both the first nine months periods of 2026 and 2025, cash flows used in investing activities primarily included investments made to the continued development of our Gen AI delivery platforms.

Cash Flows from Financing Activities

Net cash used in financing activities was $9.3 million during the first nine months of 2026, as compared to $17.0 million during the same period in 2025. The usage of cash in 2026 primarily related to the repurchase of $8.7 million of the Company's common stock and dividend payments of $9.0 million, partially offset by a net $10.5 million drawdown on our revolving line of credit (the "Credit Facility"). The usage of cash in 2025 primarily related to the repurchase of $39.0 million of the Company's common stock and dividend payments of $9.6 million, partially offset by a net $31.0 million drawdown on our Credit Facility.

As of September 25, 2026, we had $86.5 million of outstanding borrowings under our Credit Facility, excluding deferred debt costs, leaving us with a capacity of approximately $38.5 million. On August 3, 2026, we amended and restated our credit agreement in order to extend the maturity date of the Credit Facility and provide the Company with an additional $25 million in borrowing capacity resulting in aggregate borrowing capacity of up to $125 million. See Note 6, “Credit Facility,” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for more information

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 25, 2026, our exposure to market risk related primarily to changes in interest rates and foreign currency exchange rate risks.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the Credit Facility, which is subject to variable interest rates. Under our credit agreement, the interest rates per annum applicable to loans under the Credit Facility was, at our option, equal to a base rate for one-, two-, three- or nine-month interest periods chosen by us in each case, plus an applicable margin percentage. A 100-basis point increase in our interest rate under our Credit Facility would not have had a material impact on our results of operations for the third quarter and nine months ended September 25, 2026.

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

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 25, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 25, 2026, the Company repurchased 167 thousand shares at an average price of $10.90 per share for a total cost of $1.8 million. As of September 25, 2026, the Company had $16.3 million of authorization remaining under the repurchase plan.

			Total Number	Maximum Dollar
			of Shares as Part	Value That May
			of Publicly	Yet be Purchased
	Total Number	Average Price	Announced	Under the
Period(1)	of Shares	Paid per Share	Program	Program
Balance as of June 26, 2026				$18,105,795
June 27, 2026 to July 24, 2026	—	$—	—	$18,105,795
July 25, 2026 to August 21, 2026	86,481	$10.95	86,481	$17,159,069
August 22, 2026 to September 25, 2026	80,677	$10.86	80,677	$16,283,248
	167,158	$10.90	167,158

(1) On July 30, 2002, the Board of Directors approved and announced the repurchase program. As of September 25, 2026, the Board of Directors had approved a cumulative authorization of $373.8 million with cumulative purchases under the plan of $357.5 million, leaving $16.3 million available for future purchases as of September 25, 2026. There is no expiration date on the current authorization.

Shares repurchased during the third quarter and first nine months ended September 25, 2026 under the repurchase plan do not include 59 thousand shares and 185 thousand shares for a cost of $633 thousand and $2.4 million, respectively, that the Company bought back to satisfy employee net vesting obligations.

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

10.1

Fourth Amendment and Restated Credit Agreement, dated August 3, 2026, among The Hackett Group, Inc., the subsidiaries of The Hackett Group, Inc. named on the signature pages thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to the Registrant's Form 8-K filed on August 4, 2026).

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

The Hackett Group, Inc.

Date: November 4, 2026	/s/ Robert A. Ramirez
Robert A. Ramirez
Executive Vice President, Finance and Chief Financial Officer